Form 10-Q
period 1996-03-30
TRIQUINT SEMICONDUCTOR INC
filed 1996-05-10
CIK 913885

                                                     TOTAL NUMBER OF PAGES IS 14
                                                                    PAGE 1 OF 14






                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                          of
                         THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarter ended March 30, 1996
                            Commission File Number 0-22660

                             TRIQUINT SEMICONDUCTOR, INC.
                                     (Registrant)

                       Incorporated in the State of California

                   I.R.S. Employer Identification Number 95-3654013

                     3625A SW Murray Blvd., Beaverton, OR  97005

                              Telephone: (503) 644-3535




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X    No
                                -----     -----


   As of March 31, 1996, there were 7,975,831 shares of the registrant's common stock outstanding.

                             TRIQUINT SEMICONDUCTOR, INC.

                                        INDEX



PART I.     FINANCIAL INFORMATION                                      PAGE NO.
- - --------------------------------------------------------------------------------
Item 1.     Financial Statements

                    Condensed Statements of Operations -- Three months
                    ended March 31, 1996 and 1995                             3

                    Condensed Balance Sheets -- March 31, 1996
                    and December 31, 1995                                     4

                    Condensed Statements of Cash Flows -- Three months
                    ended March 31, 1996 and 1995                             5

            Notes to condensed financial statements                           6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               8



PART II.    OTHER INFORMATION
- - --------------------------------------------------------------------------------

Item 1.     Legal Proceedings                                                13

Item 6.     Exhibits and Reports on Form 8-K                                 13

            SIGNATURES                                                       14

                            PART I - FINANCIAL INFORMATION
                             ITEM 1: FINANCIAL STATEMENTS

                             TRIQUINT SEMICONDUCTOR, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                     (Unaudited)


                                                      THREE MONTHS ENDED
                                                 ------------------------------
                                                   MARCH 31,       MARCH 31,
                                                     1996            1995
                                                  -------------   -------------

Total revenues                                     $   13,116      $    9,440

Operating costs and expenses:
  Cost of goods sold                                    7,928           4,809
  Research, development and engineering                 2,489           2,418
  Selling, general and administrative                   2,396           2,053
                                                  -------------   -------------
    Total operating costs and expenses                 12,813           9,280
                                                  -------------   -------------
    Income from operations                                303             160
                                                  -------------   -------------
Other income (expense):
  Interest income                                         850             205
  Interest expense                                       (191)           (123)
  Other, net                                               (4)             (7)
                                                  -------------   -------------
    Total other income, net                               655              75
                                                  -------------   -------------

    Income before income taxes                            958             235
Income tax expense                                         48               8
                                                  -------------   -------------
    Net income                                     $      910      $      227
                                                  -------------   -------------
                                                  -------------   -------------


Net income (loss) per common and common
  equivalent share                                 $     0.11      $     0.04
                                                  -------------   -------------
                                                  -------------   -------------
Weighted average common and common
  equivalent shares outstanding                         8,590           6,372
                                                  -------------   -------------
                                                  -------------   -------------


See notes to Condensed Financial Statements.

                             TRIQUINT SEMICONDUCTOR, INC.
                               CONDENSED BALANCE SHEETS
                                    (In thousands)
                                     (Unaudited)



                                                                 MARCH 31,            DECEMBER 31,
ASSETS                                                             1996                   1995     (1)
                                                           -----------------      -----------------
Current assets:
   Cash and cash equivalents                                $        24,388        $        35,051
   Investments                                                       38,615                 27,921
   Accounts receivable, net                                           7,734                  7,388
   Inventories, net                                                   8,632                  8,709
   Prepaid expenses and other assets                                    637                    432
                                                           -----------------      -----------------
         Total current assets                                        80,006                 79,501
                                                           -----------------      -----------------
Property, plant and equipment, net                                   18,032                 14,460
Other non-current assets                                                 62                     63
                                                           -----------------      -----------------
         Total assets                                       $        98,100        $        94,024
                                                           -----------------      -----------------
                                                           -----------------      -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of capital lease obligations        $         2,465        $         2,329
   Accounts payable and accrued expenses                             14,830                 11,443
   Other current liabilities                                             75                    216
                                                           -----------------      -----------------
         Total current liabilities                                   17,370                 13,988

Capital lease obligations, less current installments                  7,000                  7,392
                                                           -----------------      -----------------
         Total liabilities                                           24,370                 21,380
                                                           -----------------      -----------------
Shareholders' equity:
   Common stock                                                     107,989                107,813
   Accumulated deficit                                              (34,259)               (35,169)
                                                           -----------------      -----------------
         Total shareholders' equity                                  73,730                 72,644
                                                           -----------------      -----------------
Total liabilities and shareholders' equity                  $        98,100        $        94,024
                                                           -----------------      -----------------
                                                           -----------------      -----------------


(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1995.

See notes to Condensed Financial Statements.

                             TRIQUINT SEMICONDUCTOR, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                     (Unaudited)



                                                                            Three Months Ended
                                                                     ---------------------------------
                                                                       March 31,           March 31,
                                                                         1996                1995
                                                                     ------------        -------------
Cash flows from operating activities:
     Net income                                                            $910                $227
     Adjustments to reconcile net income to
       net cash provided (used) by operating activities:
          Depreciation and amortization                                     752                 727
          Change in assets and liabilities
             (Increase) decrease in:
                Accounts receivable                                        (346)             (1,135)
                Inventories                                                  77              (1,114)
                Prepaid expense and other assets                           (204)                 91
          Increase (decrease) in:
                Accounts payable and accrued expenses                       489                (571)
                Other current liabilities                                  (141)                  -
                                                                     ------------        -------------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                1,537              (1,775)

Cash flows from investing activities:
     Purchase of investments                                            (22,222)             (2,021)
     Sale/Maturity of investments                                        11,528               3,002
     Capital expenditures                                                (1,005)               (482)
                                                                     ------------        -------------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES              (11,699)                499

Cash flows from financing activities:
     Principal payments under capital lease obligations                    (677)               (436)
     Issuance of common stock, net                                          176                 123
                                                                     ------------        -------------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                 (501)               (313)

          NET (DECREASE) IN CASH AND CASH EQUIVALENTS                   (10,663)             (1,589)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                 35,051               9,443
                                                                     ------------        -------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                      $24,388              $7,854
                                                                     ------------        -------------
                                                                     ------------        -------------




See notes to Condensed Financial Statements.

                             TRIQUINT SEMICONDUCTOR, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                         (In thousands except share amounts)
                                     (Unaudited)

1.      BASIS OF PRESENTATION

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995, as included in the Company's 1995 Annual Report to Shareholders.

        The Company's fiscal year ends on the Saturday nearest December 31. For convenience, the Company has indicated in this quarterly report on Form 10-Q that its fiscal year ended on December 31. In addition, the Company's quarters end on the Saturday nearest the end of the calendar quarter. For convenience, the Company has indicated that its first quarter ended on March 31.

2.      NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

        Net income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Common equivalent shares consist of options and warrants to purchase common stock.

3.      RESEARCH AND DEVELOPMENT COSTS

        The Company charges all research and development costs associated with the development of new products to expense when incurred. Engineering and design costs related to revenues on non-recurring engineering services billed to customers are classified as research, development and engineering expense. Additionally, certain related contract engineering costs are also included in research, development and engineering expense.

4.      INCOME TAXES

        The provision for income taxes has been recorded based on the current estimate of the Company's annual effective tax rate. For periods of income, this rate differs from the federal statutory rate primarily because of the utilization of net operating loss carryforwards.

5.   INVENTORIES
     Inventories, net of reserves, stated at the lower of cost or market consist of:


                                                      March 31,   December 31,
                                                           1996           1995
                                                   ------------   ------------
     Raw Material                                        $2,307         $2,198
     Work in Progress                                     5,629          5,908
     Finished Goods                                         696            603
                                                   ------------   ------------
       Total Inventories                                 $8,632         $8,709
                                                   ------------   ------------


6.   SHAREHOLDERS' EQUITY
     Shares authorized and outstanding are as follows:


                                                         Shares Outstanding
                                                         ------------------
                                                      March 31,   December 31,
                                                           1996           1995
                                                   ------------   ------------
     Preferred stock, no par value,
     5,000,000 shares authorized                              -              -

     Common Stock, no par value,
     25,000,000 shares authorized                     7,975,831      7,929,881


7.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                     Three Months Ended
                                                     ------------------
                                                      March 31,      March 31,
                                                           1996           1995
                                                   ------------   ------------
     Cash Transactions:
       Cash paid for interest                              $191           $124
       Cash paid for income taxes                             3              -

     Non-Cash Transactions:
        Purchase of assets through capital leases         3,319              -



8.   LITIGATION
     See Part II, Item 1, of this Quarterly Report on Form 10-Q for a description of legal proceedings.

  ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS
INTRODUCTION

        TriQuint Semiconductor, Inc. ("TriQuint" or the "Company") designs, develops, manufactures and markets a broad range of high performance analog and mixed signal integrated circuits for the wireless communications, telecommunications and computing markets. The Company utilizes its proprietary gallium arsenide ("GaAs") technology to enable its products to overcome the performance barriers of silicon devices in a variety of applications. The Company sells its products on a worldwide basis and the Company's end user customers include Alcatel, AT&T, Cirrus Logic, Digital Equipment, DSC Communications, Ericsson, Giga A/S, Hughes, IBM, Intel, Motorola, Northern Telecom, Philips, Rockwell, Siemens, Storage Technology, Stratacom, TRW, and Western Digital.

RESULTS OF OPERATIONS

        The following table sets forth the statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated.


                                                        Three Months Ended
                                                     ------------------------
                                                     March 31,      March 31,
                                                          1996           1995

Total revenues                                           100.0%         100.0%
Operating costs and expenses:
  Cost of goods sold                                      60.4           50.9
  Research, development and engineering                   19.0           25.6
  Selling, general and administrative                     18.3           21.7
                                                     ---------      ---------
      Total operating costs and expenses                  97.7           98.3
                                                     ---------      ---------
Income from operations                                     2.3            1.7
Other income, net                                          5.0            0.8
                                                     ---------      ---------
  Income before income taxes                               7.3            2.5
Income tax expense                                         0.4            0.1
                                                     ---------      ---------
Net income                                                 6.9%           2.4%
                                                     ---------      ---------
                                                     ---------      ---------


TOTAL REVENUES

       The Company derives revenues from the sale of standard and customer-specific products and services. The Company's revenues also include non-recurring engineering (NRE) revenues relating to customer-specific products. Although revenues from standard products are separately identifiable by reference to the Company's standard product catalogue, it is not practical to differentiate between customer-specific product revenue and NRE revenue because
(i) the Company's contracts generally state a total contract price without differentiating between engineering and production activity, (ii) it is difficult to determine when engineering activity has transitioned to production activity and (iii) it is difficult to determine whether certain manufacturing services should be classified as engineering activity or customer-specific products.

       Total revenues for the three months ended March 31, 1996 increased 38.9% to $13.1 million, over the comparable three month period ended March 31, 1995. The increase in revenues during the three months ended March 31, 1996 reflected an overall increase in the volume of product sales to existing and new customers, in the wireless communications, telecommunications and computing markets. In addition, the Company believes standard products will represent an increasing proportion of total revenues in the future.

COST OF GOODS SOLD

       Cost of goods sold includes all direct material, labor and overhead expenses and certain production costs related to NRE revenues. In general, the Company believes that gross profit generated from the sale of customer-specific products and from NRE revenues is typically higher than gross profit generated from the sale of standard products. The factors affecting product mix include the relative demand in the markets served by customer-specific and standard products, as well as the number of NRE projects which result in volume requirements for customer-specific products.

       Cost of goods sold as a percentage of the total revenues for the three months ended March 31, 1996 increased to 60.4% from 50.9% for the comparable three month period ended March 31, 1995. The increase in cost of goods sold as a percentage of total revenues was attributable to lower than expected production yields and a higher volume of standard products, which typically have a lower gross margin than customer-specific products.

       The Company has in the past experienced lower than expected production yields which have delayed shipments of a given product and adversely affected gross margins. This was experienced in the fourth quarter of 1995 and to a lesser extent in the first quarter of 1996. There can be no assurance that the Company will be able to maintain acceptable production yields in the future and, to the extent that it does not achieve acceptable production yields, its operating results would be materially adversely affected. In addition, the Company's operation of its own wafer fabrication facility entails a high degree of fixed costs and requires an adequate volume of production and sales to be profitable. During periods of decreased demand, high fixed wafer fabrication costs would have a material adverse effect on the Company's operating results.

RESEARCH, DEVELOPMENT AND ENGINEERING

       Research, development and engineering expenses include the costs incurred in the design of products associated with NRE revenues, as well as ongoing product development and research and development expenses. The Company's research, development and engineering expenses for the three months ended March 31, 1996 increased 2.9% to $2.5 million from the comparable three month period ended March 31, 1995. Research, development and engineering expenses as a percentage of total revenues for the three months ended March 31, 1996 decreased to 19.0% from 25.6% for the comparable three month period ended March 31, 1995 due to the higher sales volume. The increases in research, development and engineering expenses in absolute dollar level were primarily due to higher NRE expenses and other product development activities. The Company is committed to substantial investments in research, development, and engineering and expects such expenses will continue to increase in absolute dollar amount in the future.

SELLING, GENERAL AND ADMINISTRATIVE

       Selling, general and administrative expenses for the three months ended March 31, 1996 increased 16.7% to approximately $2.4 million from the comparable three month period ended March 31, 1995. Selling, general and administrative expenses as a percentage of revenue for the three months ended March 31, 1996 decreased to 18.3% from 21.7% for the comparable three month period ended March 31, 1995. The increase in absolute dollar level of selling, general, and administrative expenses was primarily due to increased sales commissions and product advertising in connection with the increase in total revenue. The decrease in selling, general and administrative expenses as a percentage of total revenues resulted from the revenue growth that outpaced the growth of selling, general and administrative expenses.

OTHER INCOME (EXPENSE), NET

       Other income (expense), net for the three months ended March 31, 1996 increased to an approximate net income of $655,000 as compared to a net income of $75,000 for the comparable three month period ended March 31, 1995. This improvement resulted from higher interest income earned on higher cash and cash equivalents and investment balances due to the proceeds of the Company's follow on public offering completed in September 1995, partially offset by interest expense due to additional capital lease obligations during the period.

INCOME TAX EXPENSE

       The effective tax rate for the three months ended March 31, 1996 was 5.0%, which is less than the federal and state statutory rate of approximately 40% due to the use of net operating loss carryforwards. Income tax expense for the three months ended March 31, 1996 increased to approximately $48,000 from $8,000 for the comparable three month period ended March 31, 1995.

VARIABILITY OF OPERATING RESULTS AND CYCLICALITY OF SEMICONDUCTOR INDUSTRY

       The Company's quarterly and annual results may vary significantly in the future due to a number of factors including timing, cancellation or delay of customer orders; market acceptance of the Company's and its customers' products; variations in manufacturing yields; timing of announcement and introduction of new products by the Company and its competitors; changes in revenues and product mix; competitive factors; changes in manufacturing capacity and variations in the utilization of this capacity; variations in average selling prices; variations in operating expenses; the long sales cycles associated with the Company's customer-specific products; the timing and level of product and process development costs; cyclicality of the semiconductor industry; the timing and level of NRE revenues and expenses relating to customer-specific products; and changes in inventory levels. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's operating results.

       A significant portion of the Company's revenues in each fiscal period has historically been concentrated among a limited number of customers. In recent periods, sales to the Company's major customers as a percentage of total revenues have fluctuated. For the three months ended March 31, 1996, Cirrus Logic, Northern Telecom, and Giga A/S (the Company's European distributor) accounted for 19.9%, 11.3%, and 10.7%, respectively, of total revenues. The Company's revenues to a certain extent depend upon its customer's success introducing and marketing new products. Certain of these products are consumer products and there is no guarantee purchases by consumers will meet TriQuint customers' expectations. The Company does not have long-term purchase agreements with any of its customers.

Customers generally purchase the Company's products pursuant to cancelable short-term purchase orders. The Company's business, financial condition, and results of operations have been materially adversely affected in the past by the failure of anticipated orders to materialize and by deferrals or cancellations of orders.

       The semiconductor industry has historically been characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity and subsequent accelerated erosion of average selling prices, and, in some cases, have lasted for extended periods of time. The Company's business has in the past been and could in the future be materially adversely affected by such industry-wide fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

       The Company completed a follow on public offering in September 1995 raising approximately $48.1 million, net of offering expenses. In December 1993 and January 1994, the Company completed its initial public offering raising approximately $16.7 million, net of offering expenses. In addition, the Company has funded its operations to date through sales of equity, bank borrowing, capital equipment leases and cash flow from operations. As of March 31, 1996, the Company had working capital of approximately $62.6 million, including $63.0 million in cash, cash equivalents, and investments. The Company has a $6.0 million unsecured revolving line of credit with a financial institution. Restrictive covenants included in the line of credit require the Company to maintain (i) a total liability to tangible net worth ratio of not more than 0.80 to 1.00, (ii) a current ratio of not less than 1.75 to 1.00 and (iii) minimum tangible net worth of at least $17 million. In addition the line of credit limits the Company's ability to pay cash dividends or make stock repurchases to 25% of cumulative net income for the preceding fiscal year. As of March 31, 1996 the Company was in compliance with the covenants contained in this line of credit.

The following table presents a summary of the Company's cash flows (IN
THOUSANDS):


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                           1996      1995

Net cash and cash equivalents provided
  (used) by operating activities                       $  1,537    $(1,775)
Net cash and cash equivalents provided
  (used) by investing activities                        (11,699)       499
Net cash and cash equivalents provided
  (used) by financing activities                           (501)      (313)
                                                         --------    -------
Net increase (decrease) in cash and cash equivalents   $(10,663)   $(1,589)
                                                        ---------   --------
                                                        ---------   --------


       The cash provided by operating activities for the three month period ended March 31, 1996, $1.5 million, related to cash generated from the operating activities.

       The cash used by investing activities for the three month period ended March 31, 1996, $11.7 million, related to the net purchase of investments and the purchase of approximately $1.0 million of capital equipment.

       The cash used by financing activities for the three month period ended March 31, 1996, $0.5 million, related primarily to the principal payments made on capital leases partially offset by the issuance of common stock upon option exercises.

       Capital expenditures for the three months ended March 31, 1996 were approximately $1.0 million. During the quarter ended March 31, 1996, the Company established approximately $3.3 million in new capital leases. Since 1991, the Company has financed approximately $17.2 million of machinery and equipment through capital lease obligations. The Company believes these capital expenditures were relatively low compared to other companies in the semiconductor industry because of the relatively high capital investments made prior to 1991. The Company anticipates that its capital equipment needs, including manufacturing and test equipment and computer hardware and software, will require additional expenditures of approximately $9.0 million over the next twelve months. The Company's current fabrication facility lease expires in January 1998. During the first quarter of 1996, the Company continued planning the construction of a new fabrication and office facility with the intent of consolidating all operations into one facility before the current fabrication lease expires. The Company anticipates capital investment of approximately $40.0 million in 1996 for this project. Based on the Company's recent follow on public offering and anticipated financing arrangements, the Company expects it will be able to arrange sufficient funds for construction of the new facility.

       The Company believes that its current cash and cash equivalent balances, together with cash anticipated to be generated from operations and anticipated financing arrangements, will satisfy the Company's projected working capital and capital expenditure requirements through the end of 1997. However, the Company may be required to finance any additional requirements through additional equity, debt financings, or credit facilities. There can be no assurance that such additional financings or credit facilities will be available, or if available, that they will be on satisfactory terms.

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.

       On June 9, 1994 the Company issued a press release indicating softness in the Company's telecom revenues which would adversely affect the Company's financial results. The cause for the reduction in revenues was due somewhat to a general softness in orders in the telecommunications market; however, it was primarily the result of a decision by the Company's largest customer to delay shipment of certain products. As a result of this announcement, the Company's stock price dropped 48% on June 10, 1994. On July 12, 1994, a shareholder class action lawsuit was filed against the Company in the United States District Court for the Northern District of California. The suit alleges that the Company, its underwriters, and certain of its officers, directors and investors, intentionally misled the investing public regarding the financial prospects of the Company. Since the Company and its management have striven to keep investors current on the Company's progress at all times, the Company strongly denies any claims of wrongdoing and will defend this lawsuit vigorously.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Reports on Form 8-K.
               The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TriQuint Semiconductor, Inc.



       Dated:  May 6, 1996   /s/        Steven J. Sharp
                              ---------------------------------------------
                                       STEVEN J. SHARP
                                       President, Chief Executive Officer and
                                       Chairman (Principal Executive Officer)


       Dated:  May 6, 1996   /s/        Joseph I. Martin
                             ---------------------------------------------
                                       JOSEPH I. MARTIN
                                       Vice President, Finance and
                                       Administration, Chief Financial Officer
                                       and Secretary (Principal Financial and
                                       Accounting Officer)