Form 10-Q
period 1996-06-29
TRIQUINT SEMICONDUCTOR INC
filed 1996-08-09
CIK 913885

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                          of
                         THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarter ended June 29, 1996
                            Commission File Number 0-22660

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

      On June 28, 1996, 8,058,862 shares of the registrant's common stock were issued and outstanding.

                             TRIQUINT SEMICONDUCTOR, INC.

                                        INDEX



PART I.  FINANCIAL INFORMATION                                  PAGE NO.
- --------------------------------------------------------------------------------

Item 1.  Financial Statements

              Condensed Statements of Operations -- Three and
              six months ended June 30, 1996 and 1995                3

              Condensed Balance Sheets -- June 30, 1996
              and December 31, 1995                                  4

              Condensed Statements of Cash Flows -- Six months
              ended June 30, 1996 and 1995                           5

         Notes to condensed financial statements                     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         8



PART II. OTHER INFORMATION
- --------------------------------------------------------------------------------

Item 1.  Legal Proceedings                                           13

Item 4.  Submission of matters to a vote of security holders         13

Item 6.  Exhibits and Reports on Form 8-K                            14

         SIGNATURES                                                  15

                            PART I - FINANCIAL INFORMATION
                             ITEM 1: FINANCIAL STATEMENTS

                            TRIQUINT SEMICONDUCTOR, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                     (Unaudited)



                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                ----------------------------------------------------------
                                                   JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                     1996           1995           1996           1995
                                                -------------  -------------  -------------  -------------
Total revenues                                  $    15,095    $    11,137    $    28,211    $    20,577

Operating costs and expenses:
   Cost of goods sold                                 8,363          5,781         16,291         10,590
   Research, development and engineering              2,660          2,131          5,149          4,549
   Selling, general and administrative                2,809          2,226          5,205          4,279
                                                -------------  -------------  -------------  -------------
       Total operating costs and expenses            13,832         10,138         26,645         19,418
                                                -------------  -------------  -------------  -------------
       Income from operations                         1,263            999          1,566          1,159
                                                -------------  -------------  -------------  -------------
Other income (expense):
   Interest income                                      977            186          1,827            391
   Interest expense                                    (255)          (110)          (446)          (233)
   Other, net                                            (2)           (39)            (6)           (46)
                                                -------------  -------------  -------------  -------------
       Total other income, net                          720             37          1,375            112
                                                -------------  -------------  -------------  -------------
       Income before income taxes                     1,983          1,036          2,941          1,271
Income tax expense                                      119             31            167             39
                                                -------------  -------------  -------------  -------------
       Net income                               $     1,864    $     1,005    $     2,774    $     1,232
                                                -------------  -------------  -------------  -------------
                                                -------------  -------------  -------------  -------------


Net income per common and common
   equivalent share                             $      0.21    $      0.15    $      0.32    $      0.19
                                                -------------  -------------  -------------  -------------
                                                -------------  -------------  -------------  -------------

Weighted average common and common
   equivalent shares outstanding                      8,769          6,610          8,696          6,515
                                                -------------  -------------  -------------  -------------
                                                -------------  -------------  -------------  -------------



See notes to Condensed Financial Statements.

                              TRIQUINT SEMICONDUCTOR, INC.
                               CONDENSED BALANCE SHEETS
                                    (In thousands)
                                     (Unaudited)


                                                                   JUNE 30,    DECEMBER 31,
ASSETS                                                               1996          1995   (1)
                                                                ------------  -------------
Current assets:
    Cash and cash equivalents                                   $   19,949     $   35,051
    Investments                                                     31,457         27,921
    Accounts receivable, net                                         9,830          7,388
    Inventories, net                                                 9,472          8,709
    Prepaid expenses and other assets                                  771            432
                                                                ------------  -------------
            Total current assets                                    71,479         79,501
                                                                ------------  -------------

Property, plant and equipment, net                                  17,306         14,460
Restricted investments                                              11,661              -
Other non-current assets                                                74             63
                                                                ------------  -------------
            Total assets                                        $  100,520       $ 94,024
                                                                ------------  -------------
                                                                ------------  -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current installments of capital lease obligations           $    2,960       $  2,329
    Accounts payable and accrued expenses                           12,427         11,443
    Other current liabilities                                           79            216
                                                                ------------  -------------
            Total current liabilities                               15,466         13,988

Capital lease obligations, less current installments                 9,136          7,392
                                                                ------------  -------------
            Total liabilities                                       24,602         21,380
                                                                ------------  -------------
Shareholders' equity:
    Common stock                                                   108,312        107,813
    Accumulated deficit                                            (32,394)       (35,169)
                                                                ------------  -------------
            Total shareholders' equity                              75,918         72,644
                                                                ------------  -------------
Total liabilities and shareholders' equity                      $  100,520       $ 94,024
                                                                ------------  -------------
                                                                ------------  -------------

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1995.

See notes to Condensed Financial Statements.

                             TRIQUINT SEMICONDUCTOR, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                     (Unaudited)



                                                                      Six Months Ended
                                                                ----------------------------
                                                                  June 30,       June 30,
                                                                    1996           1995
                                                                -------------  -------------
Cash flows from operating activities:
   Net income                                                       $2,774         $1,232
   Adjustments to reconcile net income to
    net cash provided (used) by operating activities:
      Depreciation and amortization                                  1,518          1,459
      Gain on sale of assets                                           (48)           (19)
      Change in assets and liabilities
       (Increase) in:
          Accounts receivable                                       (2,442)        (1,941)
          Inventories                                                 (763)        (2,020)
          Prepaid expense and other assets                            (350)            (8)
      Increase (decrease) in:
          Accounts payable and accrued expenses                        984            758
          Other current liabilities                                   (137)           148
                                                                -------------  -------------
       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              1,536           (391)

Cash flows from investing activities:
   Purchase of investments                                         (33,893)        (2,020)
   Purchase of restricted investments                              (11,661)             -
   Sale/Maturity of investments                                     30,358          4,002
   Capital expenditures                                               (647)        (1,244)
   Proceeds from sale of assets                                         48             19
                                                                -------------  -------------
       NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES            (15,795)           757

Cash flows from financing activities:
     Principal payments under capital lease obligations             (1,342)          (774)
     Issuance of common stock, net                                     499            274
                                                                -------------  -------------
           NET CASH USED BY FINANCING ACTIVITIES                      (843)          (500)

           NET DECREASE IN CASH AND CASH EQUIVALENTS               (15,102)          (134)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD            35,051          9,443
                                                                -------------  -------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                 $19,949         $9,309
                                                                -------------  -------------
                                                                -------------  -------------


See notes to Condensed Financial Statements.

                             TRIQUINT SEMICONDUCTOR, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                         (In thousands except share amounts)
                                     (Unaudited)


1.  BASIS OF PRESENTATION

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the TriQuint Semiconductor, Inc. ("Company") audited consolidated financial statements for the year ended December 31, 1995, as included in the Company's 1995 Annual Report to Shareholders.

    The Company's fiscal year ends on the Saturday nearest December 31. For convenience, the Company has indicated in this quarterly report on Form 10-Q that its fiscal year ended on December 31. In addition, the Company's quarters end on the Saturday nearest the end of the calendar quarter. For convenience, the Company has indicated that its second quarter ended on June 30.

2.  NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

    Net income (loss) per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Common equivalent shares consist of options and warrants to purchase common stock.

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

5.  INVENTORIES

    Inventories, net of reserves, stated at the lower of cost or market consist of:

                                                   June 30,   December 31,
                                                      1996           1995

                                              -------------  -------------
    Raw material                                     $2,568         $2,198
    Work in progress                                  6,007          5,908
    Finished goods                                      897            603
                                                     ------         ------
       Total inventories                             $9,472         $8,709
                                                     ------         ------

6.  SHAREHOLDERS' EQUITY

    Shares authorized and outstanding are            SHARES OUTSTANDING
     as follows:                                   June 30,   December 31,
                                                      1996           1995
                                              -------------  -------------
    Preferred stock, no par value,
    5,000,000 shares authorized                           -              -

    Common stock, no par value,
    25,000,000 shares authorized                  8,058,862      7,929,881

7.  SUPPLEMENTAL CASH FLOW INFORMATION
                                                        SIX MONTHS ENDED
                                                   June 30,       June 30,
                                                      1996           1995
                                              -------------  -------------
    Cash Transactions:
    Cash paid for interest                             $446           $234
    Cash paid for income taxes                            7              4


    Non-Cash Transactions:
    Purchase of assets through capital leases        $3,717              -


9.  LITIGATION

    See Part II, Item 1, of this Quarterly Report on Form 10-Q for a description of legal proceedings.

       ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forwarding looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors discussed herein.

INTRODUCTION

    TriQuint Semiconductor, Inc. ("TriQuint" or the "Company") designs, develops, manufactures and markets a broad range of high performance analog and mixed signal integrated circuits for the wireless communications, telecommunications and computing markets. The Company utilizes its proprietary gallium arsenide ("GaAs") technology to enable its products to overcome the performance barriers of silicon devices in a variety of applications. The Company sells its products on a worldwide basis and the Company's end user customers include Alcatel, Cirrus Logic, Digital Equipment, DSC Communications, Ericsson, Giga A/S, Hughes, IBM, Intel, Lucent Technologies, Motorola, Northern Telecom, Philips, Rockwell, Siemens, Storage Technology and Stratacom.

RESULTS OF OPERATIONS

    The following table sets forth the statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated.


                                                         Three Months Ended                 Six Months Ended
                                                      -------------------------        -------------------------
                                                      June 30,        June 30,            June 30,       June 30,
                                                         1996           1995                1996           1995
                                                         ----           ----                ----           ----
Total revenues                                          100.0 %        100.0 %             100.0 %        100.0 %
Operating costs and expenses:
    Cost of goods sold                                   55.4           51.9                57.7           51.5
    Research, development and engineering                17.6           19.1                18.3           22.1
    Selling, general and administrative                  18.6           20.0                18.5           20.8
                                                    ----------     ----------          ----------     ----------
       Total operating costs and expenses                91.6           91.0                94.4           94.4
                                                    ----------     ----------          ----------     ----------
Income from operations                                    8.4            9.0                 5.6            5.6
Other income, net                                         4.8            0.3                 4.9            0.6
                                                    ----------     ----------          ----------     ----------
    Income before income taxes                           13.1            9.3                10.4            6.2
Income tax expense                                        0.7            0.3                 0.6            0.2
                                                    ----------     ----------          ----------     ----------
Net income                                               12.3 %          9.0 %               9.8 %          6.0 %
                                                    ----------     ----------          ----------     ----------
                                                    ----------     ----------          ----------     ----------


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

    Total revenues for the three and six months ended June 30, 1996 increased 35.5% and 37.1% to $15.1 million and $28.2 million, respectively, over the comparable three and six month periods ended June 30, 1995. The increase in revenues during the three and six months ended June 30, 1996 reflected an overall increase in the volume of product sales to existing and new customers, primarily from product sales in the wireless communications, telecommunications and computing markets.

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

    Cost of goods sold as a percentage of the total revenues for the three months ended June 30, 1996 increased to 55.4% from 51.9% for the comparable three month period ended June 30, 1995. For the six months ended June 30, 1996 the cost of goods sold as a percentage of the total revenues increased to 57.7% from 51.5% for the comparable six month period ended June 30, 1995. The increase in cost of goods sold as a percentage of total revenues, from the three and six months comparable periods ended June 30, 1995, was primarily attributable to lower than expected production yields and a higher volume of standard products which typically have a lower gross margin than customer-specific products. The cost of goods sold as a percentage of the total revenues in the second quarter was down from 60.4% in the first quarter to 55.4% in the second quarter.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

    Research, development and engineering expenses include the costs incurred in the design of products associated with NRE revenues, as well as ongoing product development and research and development expenses. The Company's research, development and engineering expenses for the three and six months ended June 30, 1996 increased 24.8% and 13.2% to $2.7 million and $5.2 million, respectively, from the comparable three and six month periods ended June 30, 1995. Research, development and engineering expenses as a percentage of total revenues for the three months ended June 30, 1995 decreased to 17.6% from 19.1% for the comparable three month period ended June 30, 1995;

for the six months ended June 30, 1995, research, development and engineering expenses as a percentage of total revenues decreased to 18.3% from 22.1% for the comparable six month period ended June 30, 1995. The increase in research, development and engineering expenses in absolute dollar level was primarily due to increased product development activities and NRE expenses. The decrease in research, development and engineering expenses as a percentage of total revenues resulted from revenue growth that outpaced the growth of research, development and engineering expenses. The Company is committed to substantial investments in research, development, and engineering and expects such expenses shall increase in absolute dollar amount in the future.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses for the three and six months ended June 30, 1996 increased 26.2% and 21.6% to approximately $2.8 million and $5.2 million, respectively, from the comparable three and six month periods ended June 30, 1995. Selling, general and administrative expenses as a percentage of revenue for the three months ended June 30, 1996 decreased to 18.6% from 20.0% for the comparable three month period ended June 30, 1995; for the six months ended June 30, 1996, selling, general and administrative expenses as a percentage of revenue decreased to 18.5% from 20.8% for the comparable six month period ended June 30, 1995. The increase in absolute dollar level of selling, general and administrative expenses was primarily due to increased sales commissions in connection with the increase in total revenues and increased personnel expenses. The decrease in selling, general and administrative expenses as a percentage of total revenues resulted from revenue growth that outpaced the growth of selling, general and administrative expenses.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net for the three and six months ended June 30, 1996 increased to an approximate net other income of $720,000 and $1,375,000, respectively, as compared to net other income of $37,000 and $112,000 for the comparable three and six month periods ended June 30, 1995. This improvement resulted from interest income earned on higher cash, cash equivalents and investment balances due primarily to the net proceeds of the follow-on stock offering in September, 1995.

INCOME TAX EXPENSE

    The effective tax rate for the six months ended June 30, 1996 was 6.0%, which is less than the federal and state statutory rate of approximately 40% due to the use of net operating loss carryforwards. Income tax expense for the three and six months ended June 30, 1996 increased to approximately $119,000 and $167,000, respectively, compared to $31,000 and $39,000 for the comparable three and six month periods ended June 30, 1995. This increase in income tax expenses was attributable to higher profits partially offset by the use of net operating losses.

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

    A significant portion of the Company's revenues in each fiscal period has historically been concentrated among a limited number of customers. In recent periods, sales to the Company's major customers as a percentage of total revenues have fluctuated. For the three months ended June 30, 1996, Cirrus Logic and Northern Telecom accounted for 24.2% and 12.5% respectively, of total revenues. The Company's revenues to a certain extent depend upon its customer's success introducing and marketing new products. Certain of these products are consumer products and there is no guarantee purchases by consumers will meet TriQuint customers' expectations. The Company does not have long-term purchase agreements with any of its customers. Customers generally purchase the Company's products pursuant to cancelable short-term purchase orders. The Company's business, financial condition, and results of operations have been materially adversely affected in the past by the failure of anticipated orders to materialize and by deferrals or cancellations of orders.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company completed a follow on public offering in September 1995 raising approximately $48.1 million, net of offering expenses. In December 1993 and January 1994, the Company completed its initial public offering raising approximately $16.7 million, net of offering expenses. In addition, the Company has funded its operations to date through sales of equity, bank borrowing, capital equipment leases and cash flow from operations. As of June 30, 1996, the Company had working capital of approximately $56.0 million, including $51.4 million in cash, cash equivalents, and investments. The Company has a $10.0 million unsecured revolving line of credit with a financial institution. Restrictive covenants included in the line of credit require the Company to maintain (i) a total liability to tangible net worth ratio of not more than 0.75 to 1.00, (ii) a current ratio of not less than 1.75 to 1.00, (iii) minimum tangible net worth greater than $50.0 million and (iv) cash and investments greater than $45.0 million. As of June 30, 1996 the Company was in compliance with the covenants contained in this line of credit.

    The Company's current wafer fabrication facility lease expires in January 1998. During the first six months of 1996, the Company began arranging construction and exploring financing options to construct a new wafer fabrication and office complex at Dawson Creek, in Hillsboro, Oregon with the intent of consolidating all operations into one facility before the current wafer fabrication facility lease expires. In May 1996 the Company obtained financing in the form of a five year operating lease. The Company entered into several agreements each dated May 17, 1996 in connection with the operating lease. Pursuant to that certain Participation Agreement among the Company, Wolverine Leasing Corp. ("Wolverine"), Matisse Holding Company ("Matisse") and United States National Bank ("Bank"), Wolverine shall lease certain real property owned by Wolverine to the Company under an operating lease with an option by the Company to purchase such property. In addition the Participation Agreement provides that Wolverine will make advances to the Company to cover the costs of certain improvements to such real property and to pay certain related financing costs, transaction costs, and other costs and expenses; Wolverine will use the proceeds of loans from the Bank and Matisse, as well as certain equity funds provided by Matisse, in order to provide the Company with such advances and such other costs and expenses. The Bank loans are collateralized by pledged investments from the Company, classified as restricted investments on the Company's balance sheet ($11.7 million as of June 30, 1996). Restrictive covenants included in the Participation Agreement between the Company and the Bank require the Company to maintain (i) a total liability to tangible net worth ratio of not more than 0.75 to 1.00, (ii) minimum tangible net worth greater than $50.0 million and (iii) cash and liquid investments, including restricted investments, greater than $45.0 million. As of June 30, 1996 the Company was in compliance with the covenants contained in the Participation Agreement.

The following table presents a summary of the Company's cash flows (IN
THOUSANDS):
                                                 SIX MONTHS ENDED JUNE 30,
                                                  1996              1995
                                                  ----              ----
Net cash and cash equivalents provided
    (used) by operating activities             $ 1,536           $ (391)
Net cash and cash equivalents provided
    (used) by investing activities             (15,795)             757
Net cash and cash equivalents
    used by financing activities                  (843)            (500)
                                                --------           ------
Net increase (decrease) in cash and cash
    equivalents                               $(15,102)          $ (134)
                                                --------           ------
                                                --------           ------

    The cash provided by operating activities for the six month period ended June 30, 1996, $1.5 million, related to cash generated from profitable operations partially offset by increased accounts receivable, inventories and prepaid expenses.

    The cash used by investing activities for the six month period ended June 30, 1996, $15.8 million, related to the purchase of restricted investments pledged to collateralize the operating lease on the Dawson Creek facility, the net purchase of investments and the cash purchase of approximately $0.6 million of capital equipment.

    The cash used by financing activities for the six month period ended June 30, 1996, $0.8 million, related primarily to the payment of principal under capital leases partially offset by the issuance of common stock upon option exercises.

    Capital expenditures for the six months ended June 30, 1996 were approximately $0.6 million. For the six months ended June 30, 1996, the Company established approximately $3.7 million in new capital leases. Since 1991, the Company has financed approximately $17.6 million of machinery and equipment through capital lease obligations. The Company believes these capital expenditures were relatively low compared to other companies in the semiconductor industry because of the relatively high capital investments made prior to 1991. The Company anticipates that its capital equipment needs, including manufacturing and test equipment and computer hardware and software, will require additional expenditures of approximately $9.0 million over the next twelve months.

    The Company believes that its current cash and investment balances, together with cash anticipated to be generated from operations, additional equipment leases and the operating lease with Wolverine, will satisfy the Company's projected working capital and capital expenditure requirements through the end of 1997. However, the Company may be required to finance any additional requirements through additional equity, debt financings, or credit facilities. There can be no assurance that such additional financings or credit facilities will be available, or if available, that they will be on satisfactory terms.

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.

    On June 9, 1994 the Company issued a press release indicating softness in the Company's revenues which would adversely affect the Company's financial results. The cause for the reduction in revenues was due somewhat to a general softness in orders in the telecommunications market; however, it was primarily the result of a decision by the Company's largest customer to delay shipment of certain products. As a result of this announcement, the Company's stock price dropped 48% on June 10, 1994. On July 12, 1994, a shareholder class action lawsuit was filed against the Company in the United States District Court for the Northern District of California. On June 21, 1996, the court granted the Company's motion to transfer the litigation to the District of Oregon. The suit alleges that the Company, its underwriters, and certain of its officers, directors and investors, intentionally misled the investing public regarding the financial prospects of the Company. Since the Company and its management have striven to keep investors current on the Company's progress at all times, the Company strongly denies any claims of wrongdoing and will defend this lawsuit vigorously.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On May 29, 1996, the Company held its annual meeting of shareholders for which it solicited votes by proxy. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter. There were no broker non-votes with respect to any matter.

1.  Election of Directors:                               VOTE RESULTS
                                                       FOR        WITHHELD
    Steven J. Sharp                              7,117,638          54,105
    Bruce R. Darnall                             7,118,237          31,641
    Charles Scott Gibson                         7,117,137          31,641
    E Floyd Kvamme                               7,117,837          31,641
    Dr. Walden  C. Rhines                        7,119,337          31,641
    Edward F. Tuck                               7,116,137          36,741

2. To ratify the appointment of KPMG Peat Marwick as independent public accountants of the Company for the year ending December 31, 1996.
                                  FOR              AGAINST         ABSTAIN
    Vote results             7,168,817              31,138          12,282

3. To approve the adoption of the TriQuint Semiconductor, Inc. 1996 Stock Incentive Program and the reservation of 400,000 shares of Common Stock for issuance thereunder.

                                  FOR              AGAINST         ABSTAIN
    Vote results             3,780,868             545,217          31,667

4. To approve an amendment to the TriQuint Semiconductor, Inc. 1992 Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock that may be issued thereunder by 150,000 shares to a total of 200,000 shares.

                                  FOR              AGAINST         ABSTAIN
    Vote results             4,225,789              95,105          25,430

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              Exhibit 27.1   Financial Data Schedule

         (b)  Reports on Form 8-K:

              The Company filed a report on Form 8-K on June 14, 1996. This Form 8-K was filed with respect to the five year operating lease financing the Company had obtained in connection with the construction of a new wafer fabrication manufacturing and office complex in Hillsboro, Oregon.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TriQuint Semiconductor, Inc.



    Dated:  August 6, 1996   /s/Steven J. Sharp
                             --------------------------------------
                             STEVEN J. SHARP
                             President, Chief Executive Officer and
                             Chairman (Principal Executive Officer)


    Dated: August 6, 1996    /s/Edward C.V. Winn
                             --------------------------------------
                             EDWARD C.V. WINN
                             Executive Vice President, Finance and
                             Administration and Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                                  INDEX TO EXHIBITS


EXHIBIT NO.                       DESCRIPTION
- ----------------------------------------------

27.1                         Financial Data Schedule