Form 10-Q
period 1996-09-30
TRIQUINT SEMICONDUCTOR INC
filed 1996-11-12
CIK 913885

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       of
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 28, 1996
                         Commission File Number 0-22660

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

                             Yes   X             No
                                  ---               ---

On September 27, 1996, 8,113,629 shares of the registrant's common stock were issued and outstanding.

                          TRIQUINT SEMICONDUCTOR, INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION                                                              PAGE NO.
-----------------------------------------------------------------------------------------------------
Item 1.   Financial Statements

               Condensed Statements of Operations -- Three and nine months
               ended September 30, 1996 and 1995                                                   3

               Condensed Balance Sheets -- September 30, 1996
               and December 31, 1995                                                               4

               Condensed Statements of Cash Flows -- Nine months
               ended September 30, 1996 and 1995                                                   5

          Notes to condensed financial statements                                                  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                      8



PART II.  OTHER INFORMATION
-----------------------------------------------------------------------------------------------------
Item 1.   Legal Proceedings                                                                        14

Item 6.   Exhibits and Reports on Form 8-K                                                         14

          SIGNATURES                                                                               15



                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                          TRIQUINT SEMICONDUCTOR, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            -----------------------------     -----------------------------
                                                            SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                                               1996             1995               1996           1995
                                                            -------------   -------------     ------------    -------------
Total revenues                                              $      15,104   $      12,745     $     43,315    $      33,322

Operating costs and expenses:
 Cost of goods sold                                                 8,829           6,516           25,120           17,106
 Research, development and engineering                              2,868           2,299            8,017            6,848
 Selling, general and administrative                                2,722           2,579            7,927            6,858
                                                            -------------   -------------     ------------    -------------
 Total operating costs and expenses                                14,419          11,394           41,064           30,812
                                                            -------------   -------------     ------------    -------------
 Income from operations                                               685           1,351            2,251            2,510
                                                            -------------   -------------     ------------    -------------
Other income (expense):
 Interest income                                                      838             255            2,665              646
 Interest expense                                                    (277)           (131)            (723)            (364)
 Other, net                                                           664             (22)             658              (68)
                                                            -------------   -------------     ------------    -------------
 Total other income, net                                            1,225             102            2,600              214
                                                            -------------   -------------     ------------    -------------
 Income before income taxes                                         1,910           1,453            4,851            2,724
Income tax expense                                                     58              44              225               83
                                                            -------------   -------------     ------------    -------------
 Net income                                                 $       1,852   $       1,409     $      4,626    $       2,641
                                                            =============   =============     ============    =============


Net income per common and common
 equivalent share                                           $       0.21    $        0.20     $       0.53    $        0.39
                                                            ============    =============     ============    =============
Weighted average common and common
 equivalent shares outstanding                                     8,798            7,134            8,732            6,758

                                                            ============    =============     ============    =============


See notes to Condensed Financial Statements.

                          TRIQUINT SEMICONDUCTOR, INC.
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                        1996              1995(1)
                                                                    -------------      ------------
ASSETS
Current assets:
 Cash and cash equivalents                                          $       4,682      $     35,051
 Investments                                                               39,825            27,921
 Accounts receivable, net                                                  10,555             7,388
 Inventories, net                                                          10,033             8,709
 Prepaid expenses and other assets                                            676               432
                                                                    -------------      ------------
   Total current assets                                                    65,771            79,501
                                                                    -------------      ------------
Property, plant and equipment, net                                         17,629            14,460
Restricted investments                                                     19,846                 -
Other non-current assets                                                       89                63
                                                                    -------------      ------------
   Total assets                                                     $     103,335      $     94,024
                                                                    -------------      ------------
                                                                    -------------      ------------



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of capital lease obligations                  $       3,123      $      2,329
 Accounts payable and accrued expenses                                     12,282            11,443
 Other current liabilities                                                    141               216
                                                                    -------------      ------------
   Total current liabilities                                               15,546            13,988

Capital lease obligations, less current installments                        9,632             7,392
                                                                    -------------      ------------
   Total liabilities                                                       25,178            21,380
                                                                    -------------      ------------
Shareholders' equity:
 Common stock                                                             108,699           107,813
 Accumulated deficit                                                      (30,542)          (35,169)
                                                                    -------------      ------------
   Total shareholders' equity                                              78,157            72,644
                                                                    -------------      ------------
Total liabilities and shareholders' equity                          $     103,335      $     94,024
                                                                    =============      ============


(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1995.

See notes to Condensed Financial Statements.

                          TRIQUINT SEMICONDUCTOR, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                            -----------------------------
                                                                            September 30,   September 30,
                                                                                1996             1995
                                                                            -------------   -------------
Cash flows from operating activities:
     Net income                                                             $       4,626   $       2,641
     Adjustments to reconcile net income to
       net cash provided (used) by operating activities:
          Depreciation and amortization                                             2,025           2,196
          Gain on sale of assets                                                     (728)            (19)
          Change in assets and liabilities
             Decrease (Increase)  in:
                Accounts receivable                                                (3,167)         (3,156)
                Inventories                                                        (1,324)         (3,274)
                Prepaid expense and other assets                                     (270)            205
           Increase (decrease) in:
                Accounts payable and accrued expenses                                 839           1,678
                Other current liabilities                                             (75)            363
                                                                            -------------   -------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                               1,926             634

Cash flows from investing activities:
     Purchase of investments                                                      (49,870)        (11,739)
     Purchase of restricted investments                                           (19,846)              -
     Sale/Maturity of investments                                                  37,966           4,508
     Capital expenditures                                                             (22)           (417)
     Proceeds from sale of assets                                                     728              19
                                                                            -------------   -------------
            NET CASH USED BY INVESTING ACTIVITIES                                 (31,044)         (7,629)

Cash flows from financing activities:
     Principal payments under capital lease obligations                            (2,137)         (1,258)
     Issuance of common stock, net                                                    886          48,800
                                                                            -------------   -------------
           NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        (1,251)         47,542

           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (30,369)         40,547

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                           35,051           9,443
                                                                            -------------   -------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                          $       4,682   $      49,990
                                                                            =============   =============



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

     The Company's fiscal year ends on the Saturday nearest December 31. For convenience, the Company has indicated in this quarterly report on Form 10-Q that its fiscal year ended on December 31. In addition, the Company's quarters end on the Saturday nearest the end of the calendar quarter. For convenience, the Company has indicated that its third quarter ended on September 30.

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

5.   INVENTORIES

     Inventories, net of reserves, stated at the lower of cost or market consist of:


                                                September 30,       December 31,
                                                    1996                 1995
                                                -------------       ------------

     Raw material                               $      3,164        $     2,198
     Work in progress                                  5,856              5,908
     Finished goods                                    1,013                603
                                                -------------       ------------
       Total inventories                        $     10,033        $     8,709
                                                =============       ============
6.   SHAREHOLDERS' EQUITY

     Shares authorized and outstanding are as follows:
                                                      SHARES OUTSTANDING
                                                 September 30,      December 31,
                                                     1996               1995
                                                 -------------      ------------
     Preferred stock, no par value,
     5,000,000 shares authorized                        -                 -

     Common stock, no par value,
     25,000,000 shares authorized                  8,113,629         7,929,881

7.   SUPPLEMENTAL CASH FLOW INFORMATION
                                                       NINE MONTHS ENDED
                                                September 30,      September 30,
                                                    1996               1995
                                                -------------      -------------
     Cash Transactions:
     Cash paid for interest                     $      722         $      364
     Cash paid for income taxes                         17                  9


     Non-Cash Transactions:
     Purchase of assets through capital leases  $    5,171                  -


9.   LITIGATION

     See Part II, Item 1, of this Quarterly Report on Form 10-Q for a description of legal proceedings.



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors discussed herein.

INTRODUCTION

     TriQuint Semiconductor, Inc. ("TriQuint" or the "Company") designs, develops, manufactures and markets a broad range of high performance analog and mixed signal integrated circuits for the wireless communications, telecommunications and computing markets. The Company utilizes its proprietary gallium arsenide ("GaAs") technology to enable its products to overcome the performance barriers of silicon devices in a variety of applications. The Company sells its products on a worldwide basis and the Company's end user customers include Alcatel, Cirrus Logic, Digital Equipment, DSC Communications, Ericsson, Hughes, IBM, Lucent Technologies, Motorola, Northern Telecom, Philips, Rockwell, Siemens, Storage Technology and Stratacom.

RESULTS OF OPERATIONS

     The following table sets forth the statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated.


                                                                     Three Months Ended                   Nine Months Ended
                                                               ------------------------------        -----------------------------
                                                               September 30,    September 30,        September 30,   September 30,
                                                                   1996            1995                  1996            1995
                                                               -------------    -------------        ------------    -------------


Total revenues                                                         100.0%           100.0%              100.0%          100.0%
Operating costs and expenses:
  Cost of goods sold                                                    58.5             51.1                58.0            51.3
  Research, development and engineering                                 19.0             18.1                18.5            20.6
  Selling, general and administrative                                   18.0             20.2                18.3            20.6
                                                               -------------    -------------        ------------    ------------
      Total operating costs and expenses                                95.5             89.4                94.8            92.5
                                                               -------------    -------------        ------------    ------------
Income from operations                                                   4.5             10.6                 5.2             7.5
Other income, net                                                        8.1              0.8                 6.0             0.6
                                                               -------------    -------------        ------------    ------------
  Income before income taxes                                            12.6             11.4                11.2             8.1
Income tax expense                                                       0.4              0.3                 0.5             0.2
                                                               -------------    -------------        ------------    ------------
Net income                                                              12.2%            11.1%               10.7%            7.9%
                                                               =============    =============        ============    ============

TOTAL REVENUES

     The Company derives revenues from the sale of standard and customer-specific products and services. The Company's revenues also include non-recurring engineering (NRE) revenues relating to customer-specific products. Although revenues from standard products are separately identifiable by reference to the Company's standard product catalog, it is not practical to differentiate between customer-specific product revenue and NRE revenue because
(i) the Company's contracts generally state a total contract price without differentiating between engineering and production activity, (ii) it is difficult to determine when engineering activity has transitioned to production activity and (iii) it is difficult to determine whether certain manufacturing services should be classified as engineering activity or customer-specific products.

     Total revenues for the three and nine months ended September 30, 1996 increased 18.5% and 30.0% to $15.1 million and $43.3 million, respectively, over the comparable three and nine month periods ended September 30, 1995. The increase in revenues during the three and nine months ended September 30, 1996 reflected an overall increase in the volume of product sales to existing and new customers, primarily from product sales in the wireless communications, telecommunications and computing markets.

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

     Cost of goods sold as a percentage of the total revenues for the three months ended September 30, 1996 increased to 58.5% from 51.1% for the comparable three month period ended September 30, 1995. For the nine months ended September 30, 1996 the cost of goods sold as a percentage of the total revenues increased to 58.0% from 51.3% for the comparable nine month period ended September 30, 1995. The increase in cost of goods sold as a percentage of total revenues, from the three and nine months comparable periods ended September 30, 1995, was primarily attributable to lower than expected production yields and an increase in certain manufacturing costs related to employee hiring and training and consulting services.

     The Company has in the past experienced lower than expected production yields which have delayed shipments of a given product and adversely affected gross margins. For example, in the fourth quarter of 1995, the Company announced that reduced production yields had materially affected its operating results. Although the Company has made some improvement in yields since that time, further improvement is needed to achieve previous performance levels. There can be no assurance that the Company will be able to maintain acceptable production yields in the future and, to the extent that it does not achieve acceptable production yields, its operating results would be materially adversely affected. In addition, the Company's operation of its own wafer fabrication facility entails a high degree of fixed costs and requires an adequate volume of production and sales to be profitable. During periods of decreased demand, high fixed wafer fabrication costs would have a material adverse effect on the Company's operating results.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, development and engineering expenses include the costs incurred in the design of products associated with NRE revenues, as well as ongoing product development and research and development expenses. The Company's research, development and engineering expenses for the three and nine months ended September 30, 1996 increased 24.7% and 17.1% to $2.9 million and $8.0 million, respectively, from the comparable three and nine month periods ended September 30, 1995. Research, development and engineering expenses as a percentage of total revenues for the three months ended September 30, 1995 increased to 19.0% from 18.0% for the comparable three month period ended September 30, 1995; for the nine months ended September 30, 1995, research, development and engineering expenses as a percentage of total revenues decreased to 18.5% from 20.6% for the comparable nine month period ended September 30, 1995. The increase in research, development and engineering expenses in absolute dollar level was primarily due to increased product development activities and NRE expenses. The decrease in research, development and engineering expenses as a percentage of total revenues resulted from revenue growth that outpaced the growth of research, development and engineering expenses. The Company is committed to substantial investments in research, development, and engineering and expects such expenses shall increase in absolute dollar amount in the future.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the three and nine months ended September 30, 1996 increased 5.5% and 15.6% to approximately $2.7 million and $7.9 million, respectively, from the comparable three and nine month periods ended September 30, 1995. Selling, general and administrative expenses as a percentage of revenue for the three months ended September 30, 1996 decreased to 18.0% from 20.2% for the comparable three month period ended September 30, 1995; for the nine months ended September 30, 1996, selling, general and administrative expenses as a percentage of revenue decreased to 18.3% from 20.6% for the comparable nine month period ended September 30, 1995. The increase in absolute dollar level of selling, general and administrative expenses was primarily due to increased sales commissions in connection with the increase in total revenues and increased personnel expenses. The decrease in selling, general and administrative expenses as a percentage of total revenues resulted from revenue growth that outpaced the growth of selling, general and administrative expenses.

OTHER INCOME, NET

     Other income, net for the three and nine months ended September 30, 1996 increased to an approximate net other income of $1.2 million and $2.6 million, respectively, as compared to net other income of $102,000 and $214,000 for the comparable three and nine month periods ended September 30, 1995. This improvement resulted from interest income earned on higher cash, cash equivalents and investment balances due primarily to the net proceeds of the follow-on stock offering in September, 1995 and from a $680,000 gain from the sale of the Company's minority interest in its primary distributor in Europe.

INCOME TAX EXPENSE

     The effective tax rate for the nine months ended September 30, 1996 was 5.0%, which is less than the federal and state statutory rate of approximately 40% due to the use of net operating loss carryforwards. Income tax expense for the three and nine months ended September 30, 1996 increased to approximately $58,000 and $225,000, respectively, compared to $44,000 and $83,000 for the comparable three and nine month periods ended September 30, 1995. This increase in income tax expenses was attributable to higher profits partially offset by the use of net operating losses.

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

     A significant portion of the Company's revenues in each fiscal period has historically been concentrated among a limited number of customers. In recent periods, sales to the Company's major customers as a percentage of total revenues have fluctuated. For the three months ended September 30, 1996, Cirrus Logic and Northern Telecom accounted for 19% and 8% respectively, of total revenues. The Company anticipates that its sales to Cirrus Logic will decrease in the fourth quarter of 1996 and in 1997 to less than 10% of total revenues. The Company's revenues, to a certain extent, depend upon its customers successfully introducing and marketing new products. Certain of these products are consumer products and there is no guarantee purchases by consumers will meet TriQuint customers' expectations. The Company does not have long-term purchase agreements with any of its customers. Customers generally purchase the Company's products pursuant to cancelable short-term purchase orders. The Company's business, financial condition, and results of operations have been materially adversely affected in the past by the failure of anticipated orders to materialize and by deferrals or cancellations of orders.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed a follow on public offering in September 1995 raising approximately $48.1 million, net of offering expenses. In December 1993 and January 1994, the Company completed its initial public offering raising approximately $16.7 million, net of offering expenses. In addition, the Company has funded its operations to date through other sales of equity, bank borrowing, capital equipment leases and cash flow from operations. As of September 30, 1996, the Company had working capital of approximately $50.2 million, including $44.5 million in cash, cash equivalents, and unrestricted investments. The Company has a $10.0 million unsecured revolving line of credit with a financial institution. Restrictive covenants included in the line of credit require the Company to maintain (i) a total liability to tangible net worth ratio of not more than 0.75 to 1.00, (ii) a current ratio of not less than 1.75 to 1.00,
(iii) minimum tangible net worth greater than $50.0 million and (iv) cash and investments, including restricted investments, greater than $45.0 million. As of September 30, 1996 the Company was in compliance with the covenants contained in this line of credit.

     The Company's current wafer fabrication facility lease expires in January 1998. In May 1996, the Company obtained financing in the form of a five year operating lease to arrange for the construction of a new wafer fabrication and office complex at Dawson Creek ("the Dawson Creek Facility"), in Hillsboro, Oregon. The Company entered into several agreements each dated May 17, 1996 in connection with the operating lease. Pursuant to that certain Participation Agreement among the Company, Wolverine Leasing Corp. ("Wolverine"), Matisse Holding Company ("Matisse") and United States National Bank ("Bank"), Wolverine shall lease certain real property owned by Wolverine to the Company under an operating lease with an option by the Company to purchase such property. In addition, the Participation Agreement provides that Wolverine will make advances to the Company to cover the costs of certain improvements to such real property and to pay certain related financing costs, transaction costs, and other costs and expenses; Wolverine will use the proceeds of loans from the Bank and Matisse, as well as certain equity funds provided by Matisse, in order to provide the Company with such advances and such other costs and expenses. The Bank loans are collateralized by pledged investments from the Company, classified as restricted investments on the Company's balance sheet ($19.8 million as of September 30, 1996). Restrictive covenants included in the Participation Agreement between the Company and the Bank require the Company to maintain (i) a total liability to tangible net worth ratio of not more than 0.75 to 1.00, (ii) minimum tangible net worth greater than $50.0 million and (iii) cash and liquid investments, including restricted investments, greater than $45.0 million. As of September 30, 1996 the Company was in compliance with the covenants contained in the Participation Agreement.


The following table presents a summary of the Company's cash flows (IN THOUSANDS):

                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                                 1996            1995
                                                             -----------      -----------
Net cash and cash equivalents provided
  by operating activities                                    $     1,926      $       634
Net cash and cash equivalents
  used by investing activities                                   (31,044)          (7,629)
Net cash and cash equivalents provided
  (used) by financing activities                                  (1,251)          47,542
                                                             -----------      -----------

Net increase (decrease) in cash and cash equivalents         $   (30,369)     $    40,547
                                                             ===========      ===========


     The cash provided by operating activities for the nine month period ended September 30, 1996, $1.9 million, related to cash generated from profitable operations partially offset by increased accounts receivable, inventories and prepaid expenses.

     The cash used by investing activities for the nine month period ended September 30, 1996, $31.0 million, related to the purchase of restricted investments pledged to collateralize the operating lease on the Dawson Creek Facility and the net purchase of non-restricted investments. These were partially offset by the sale of the Company's interest in its primary European distributor.

     The cash used by financing activities for the nine month period ended September 30, 1996, $1.3 million, related primarily to the payment of principal under capital leases partially offset by the issuance of common stock under employee stock purchase programs.

     For the nine months ended September 30, 1996, the Company established approximately $5.2 million in new capital leases. Since 1991, the Company has financed approximately $19.1 million of machinery and equipment through capital lease obligations. The Company expects to make continued investments in its capital equipment, including manufacturing and test equipment and computer hardware and software, in order to enhance its technology and competitive position.
In addition, the Company's move to the new Dawson Creek Facility will require expenditures for capital equipment above normal operating levels. The Company expects to make additional capital expenditures of approximately $12.0 million over the next twelve months.

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




ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               Exhibit 27.1   Financial Data Schedule

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed by the Company for the Quarter ended September 30, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TriQuint Semiconductor, Inc.



  Dated:  November 5, 1996      /s/ Steven J. Sharp
                                   ---------------------------
                                   STEVEN J. SHARP
                                   President, Chief Executive Officer and
                                   Chairman (Principal Executive Officer)


  Dated: November 5, 1996       /s/ Edward C.V. Winn
                                   ---------------------------
                                   EDWARD C.V. WINN
                                   Executive Vice President, Finance and
                                   Administration and Chief Financial
                                   Officer
                                  (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT NO.                          DESCRIPTION
------------------------------------------------
27.1                     Financial Data Schedule