Form 10-K
period 1996-12-31
TRIQUINT SEMICONDUCTOR INC
filed 1997-03-31
CIK 913885

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
                              -------------------------

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period
    from                                 to
           ------------------------------  ---------------------------------

COMMISSION FILE NUMBER:  0-22660

                             TRIQUINT SEMICONDUCTOR, INC.
                (Exact name of registrant as specified in its charter)

         DELAWARE                                95-3654013
 (State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

                             2300 N.E. BROOKWOOD PARKWAY
                               HILLSBORO, OREGON  97124
                       (Address of principal executive office)
         Registrant's Telephone number, including area code:  (503) 615-9000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

             SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                            Common Stock, $.001 par value
                                   (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes    X       No
                                    ------       -------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                               ---

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 1997 as reported on the Nasdaq Stock Market's National Market, was approximately $240,761,804. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 28, 1997, registrant had outstanding 8,240,170 shares of Common Stock.

    The Index to Exhibits appears on page 16 of this document.

                         DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement, dated April 15, 1997. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference in Parts II and IV of Form 10-K.

                             TRIQUINT SEMICONDUCTOR, INC.
                           1996 ANNUAL REPORT ON FORM 10-K
                                  TABLE OF CONTENTS



                                        PART I
               .                                                 PAGE

ITEM 1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . .  3

ITEM 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . 13

ITEM 3.  LEGALPROCEEDINGS. . . . . . . . . . . . . . . . . . . . . 14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . . 14

                                       PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . 15

ITEM 6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . 15

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . 15

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . 15

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . 15

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . 16

ITEM 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . 16

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . . . 16

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . 16

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8K. . . . . . . . . . . . . . . . . . 17

PART I

ITEM 1.        BUSINESS


     The following contains forwarding-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein. These forward-looking statements include, but are not limited to, those regarding the Company's markets, customers, products and competition. Certain risks that the Company faces include, but are not limited to, the risk of lower than expected production yields, the risks associated with the Company's move of its fabrication facility to a new location, the risks associated with operating its own wafer fabrication facility, the risks stemming from failure to receive orders to produce a high volume of products that are custom-designed and the risks associated with the reliance on a limited number of suppliers, some of which are outside the United States.

     TriQuint Semiconductor, Inc. ("TriQuint" or the "Company") designs, develops, manufactures and markets a broad range of high performance analog and mixed signal integrated circuits for the wireless communications, telecommunications and computing markets. The Company utilizes its proprietary gallium arsenide ("GaAs") technology to enable its products to overcome the performance barriers of silicon devices in a variety of applications. The Company sells its products on a worldwide basis and the Company's end user customers include Alcatel, Cirrus Logic, Digital Equipment, DSC Communications, Ericsson, Hughes, IBM, Lucent Technologies, Motorola, Northern Telecom, Philips, Rockwell, Siemens, Storage Technology, and Stratacom.

INDUSTRY BACKGROUND

     Market demands for higher levels of performance in electronic systems have produced an increasing number of varied, complex applications. The increased capabilities of these new systems, in turn, are spawning new markets and a further proliferation of new, sophisticated applications. Many of these new applications have emerged in the wireless communications, telecommunications and computer industries.

     The wireless communications industry is experiencing rapid growth with the advent of new applications such as digital cellular telephones, personal communication systems ("PCS"), pagers, handheld navigation products based on the global positioning satellite ("GPS") standard, satellite communications such as Direct Broadcast Satellite ("DBS"), wireless local area networks ("WLANs"), wireless data transmission systems such as Cellular Digital Packet Data ("CDPD") modems and wireless cable television. In addition, many of these new applications require battery powered portability. The proliferation of some of these new applications has led to increased communication traffic resulting in congestion of the historically assigned frequency bands. As a consequence, wireless communications are moving to higher, less congested frequency bands. For example, in recognition of the potential for such applications, United States government regulatory agencies have auctioned licenses for a new spectrum of radio frequencies above 1.8 GHz, or approximately twice the frequency of existing cellular networks. These licenses will be used as the United States PCS is deployed. The Company believes the increasing demand for wireless communications at higher frequencies, will lead to entirely new high volume applications.

     The telecommunications industry is encountering increasing demand for higher transmission rates and increased capacity to accommodate the growth of traditional voice traffic and higher levels of data traffic arising from widely - used applications such as facsimile communications, computer networking and online and Internet services. Today's advanced telecommunications systems employ high speed switching networks and fiber optic cable operating in accordance with high frequency standards such as synchronous optical network ("SONET"), Synchronous Digital Hierarchy ("SDH"), integrated services digital network ("ISDN") and the emerging asynchronous transfer mode ("ATM") standard. For example, high performance SONET telecommunications systems can operate at frequencies of 2.48 gigabits per second or higher. The advent of video communications and multimedia (combinations of voice, video and data) are placing further demands on these systems for even higher data transmission rates.

     In the computer industry, data processing speeds have increased rapidly, bringing enormous computing power to individual users. The demand to share data and peripheral equipment among these users has led to the widespread use of networking systems operating at increasing speeds. Today's advanced data communication links use systems such as Fibre Channel and Gigabit Ethernet to transmit data at rates up to 1.25 Gbit/sec. These performance increases have been, in great part, made possible by succeeding generations of higher speed microprocessors. The newest generation of these products, such as the Pentium, PowerPC and Alpha microprocessors, operate at speeds ranging from 60 MHz to several hundred megahertz. These microprocessors can process data many times faster than the data can be controlled, manipulated and communicated within the system or networked between systems, creating bottlenecks which limit overall system performance.

     To address the market demands for higher performance, electronic system manufacturers have relied heavily on advances in semiconductor technology. In recent years, the predominant semiconductor technologies used in advanced electronic systems have been silicon-based complementary metal oxide semiconductor ("CMOS"), bipolar complementary metal oxide semiconductor ("BiCMOS") and emitter coupled logic ("ECL") process technologies. However, the newest generation of high performance electronic systems requires further advances in semiconductor performance. One way to improve performance is to combine analog and digital circuitry on the same device. This combination, known as mixed signal technology, can provide higher levels of integration (smaller size and increased functionality), reduced power consumption and higher operating frequencies. Notwithstanding the benefits of mixed signal technology, the performance requirements of certain critical system functions generally cannot be achieved using silicon-based components. As a result, system manufacturers are seeking semiconductor products which can overcome the performance limitations of silicon devices in a variety of applications.

     GaAs semiconductor technology has emerged as an effective alternative or complement to silicon solutions in many high performance applications. GaAs has inherent physical properties which allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits which operate at much higher speeds than silicon devices, or operate at the same speeds with lower power consumption. In many new applications, GaAs integrated circuits enable high performance systems to process data more quickly, increasing system operating rates. In addition, the use of GaAs integrated circuits can reduce system power requirements, which is particularly important in battery powered portable applications. The high performance characteristics of GaAs, combined with the system requirements of the communications and computing industries, have led to the first use of GaAs components in high volumes to complement silicon devices in a wide range of commercial systems.

     The Company believes that the continuation and acceleration of these trends will result in increasing demand for GaAs integrated circuits, thereby creating substantial opportunities for market-focused manufacturers who can provide a broad range of cost effective GaAs integrated circuits in high volume.

MARKETS AND CUSTOMERS

     TriQuint has focused on commercial applications in the wireless communications, telecommunications and computing market areas which can benefit significantly from the performance of GaAs and the Company's analog and mixed signal design expertise.

   WIRELESS COMMUNICATIONS

     GaAs design and manufacturing technologies are being applied to commercial communications in satellites, satellite receivers for TV broadcast, wireless transceivers for data networks, handheld navigation systems based on the GPS system, wireless LANs, cellular telephones and PCSs.

     Frequency bands are allocated to the various wireless communications applications by government regulatory bodies throughout the world. The allocation is based, among other factors, upon the availability of unallocated frequency bands and the ability of equipment to operate effectively in these bands. As the lower frequency bands become fully allocated and congested, and the volume and rate of communications increases, the trend is toward the allocation and use of higher frequency bands. Major examples are the introduction of Japan's PHS and the U.S. government's auction of PCS licenses. Both systems operate at approximately twice the frequency of conventional cellular systems. The speed of GaAs technology makes it well-suited for applications at these higher frequencies.

     In addition to its superior ability to operate at higher frequencies, GaAs provides other important performance advantages over silicon in key wireless communications system functions. Some of the most important advantages are improved signal reception, better signal processing in congested bands and greater power efficiency for longer battery life in portable applications.

   TELECOMMUNICATIONS

     GaAs technologies are well suited for the growing markets and applications which require the transmission or manipulation of large amounts of information at high speeds with high data integrity. These applications, which typically require customer specific solutions and include digital, analog and mixed signal functions, are found primarily in the telecommunications industry, but also span other industries such as instrumentation and aerospace. For many of these applications, the Company's products provide better price/performance value than silicon. The intrinsic electrical properties of GaAs result in higher speed, lower noise and less power consumption compared to silicon.

     The Company believes that the increasing use of fiber optic cable in telecommunications and data communications systems has created a significant growth opportunity for the Company's GaAs products. Because data transmission rates in fiber optic cable can be many times greater than those of copper line, a single fiber line can cost-effectively replace multiple copper lines. In order to take advantage of the potential cost advantages of fiber optic communications, information must be transmitted at higher rates generally achievable only through the use of GaAs products such as those manufactured by TriQuint.

     The telecommunication industry has established a series of standards, most notably SONET and ISDN, which define transmission rates, protocols, signal quality and reliability. GaAs based products address the performance requirements of these standards, as well as emerging standards such as ATM. For the higher speed communication links (2.48 Gbit/sec and above), GaAs components currently offer a preferred solution. At lower transmission rates, such as 622 Mbit/sec, GaAs integrated circuits use less power than silicon devices.

   COMPUTING

     Both the performance of microprocessors and the density of storage devices have increased substantially in recent years, creating significant bottlenecks in other portions of computing systems. TriQuint's computing products are specifically designed to alleviate these bottlenecks and to help designers optimize performance in personal computers, workstations, servers and advanced graphics terminals by increasing the speed and precision of microprocessor control functions and by permitting more rapid data transmission between computers or between computers and peripherals. TriQuint's products for the computing market provide solutions for two critical system areas: system timing and data communications.

     SYSTEM TIMING. Clock signals are the heartbeat of every computer system. They determine exactly when events will occur in the system and how fast a system will operate. Delays, timing differences (referred to as "skew") and lack of synchronization in clock signals can affect system operation and/or reduce system speed. Clock generation, control and distribution have therefore become key elements of high speed, robust system designs. Advanced microprocessors such as the Pentium, PowerPC and Alpha processors have special high speed clocking requirements. The inherently higher speed of GaAs technology, combined with the Company's mixed signal circuit designs, results in integrated circuits which facilitate precise clock signal generation, control and distribution.

     DATA COMMUNICATIONS. Data communications equipment is typically used to interconnect mainframe computers, clients and servers, workstations, disk storage arrays and other peripheral devices. Other applications, which require transmission of large amounts of data at high speed include multimedia computing, supercomputing, multiprocessor systems, interactive computer aided design/computer aided manufacturing ("CAD/CAM"), medical imaging and high speed, high resolution printing. As new applications requiring higher volume data transfer have proliferated, and as microprocessor speeds have increased, a critical bottleneck has developed in these communications links. The computation speed of today's microprocessors is 10 to 100 times faster than currently available communications equipment based on communications standards such as Ethernet and Small Computer System Interface ("SCSI"). A solution to this problem is the use of high speed serial data transmission by means of coaxial or fiber optic cable in combination with the Company's mixed signal transmitting and receiving devices. For example, leading computer manufacturers have acknowledged the need for high speed serial data communications links by supporting the Fibre Channel standard which can operate up to 1.25 Gbit/sec. TriQuint's products, using the Company's mixed signal technology, enable high speed data transmission with high data integrity.

CUSTOMERS

     The Company has a broad customer base of leading systems manufacturers and has shipped products or provided manufacturing services directly to approximately 150 end user customers and distributors. Cirrus Logic accounted for approximately 17% and 24% of the Company's total revenues in 1996 and 1995 respectively. In addition, GIGA A/S, a European distributor, accounted for approximately 12% and 11% of the Company's total revenues in 1996 and 1995 respectively. Northern Telecom accounted for approximately 12% and 14% of the Company's total revenues in 1996 and 1995, respectively. No other customer of the Company accounted for greater than 10% of total revenues during such periods. If the Company were to lose any major customer, such as Cirrus Logic, GIGA A/S, or Northern Telecom or if sales were to otherwise decrease, the Company's operating results would be adversely affected.

     The markets in which the Company's customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. If technologies or standards supported by the Company's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected.


PRODUCTS

     The Company's broad range of standard and customer-specific integrated circuits, combined with its manufacturing and design services, allow customers to select the specific integrated circuit solution which best fulfills their technical and time-to-market requirements.

   STANDARD PRODUCTS

     TriQuint offers families of standard products for each of its target markets.

     WIRELESS COMMUNICATIONS. The Company's standard products for this varied market are used as building blocks for multi-purpose applications in radio frequency ("RF") and microwave systems. These systems include personal communications networks, cellular telephones, satellite communications and navigation systems and wireless computer networks. TriQuint's wireless communications standard products leverage the advantages of the Company's proprietary GaAs technology by addressing the needs of system designers for low noise, power efficient amplification, low loss switching and efficient and accurate frequency conversion.

     TELECOMMUNICATIONS. While most of the Company's telecommunications products are customer-specific, the Company also offers standard telecommunications products, such as SONET and SDH multiplexers and demultiplexers to provide low bit-error-rate performance in standard transmission applications and SONET/SDH compatible transceivers that support clock and data recovery and ATM framing, as well as high performance crosspoint switches.

     COMPUTING. For computing systems, TriQuint offers families of standard products which are designed to be fully compatible with the silicon devices used elsewhere in the system. The Company's products are targeted at two critical applications where the advantages of GaAs technology can provide superior solutions for system designers. These critical applications are system timing and data communications.

   CUSTOMER-SPECIFIC PRODUCTS AND SERVICES

     TriQuint offers its customers a variety of product options and services for the development of customer-specific products. Services offered by the Company include design, wafer fabrication, test engineering, package engineering, assembly and test. Customer-specific products and services generally provide revenue at two stages: first when the design is developed and engineered, and second when TriQuint manufactures the device. The Company focuses the development of its customer specific products on its target markets in applications involving volume production requirements. As is typical in the semiconductor industry, customer specific products are developed for specific applications. As a result, the Company expects to generate production revenues only from those customer specific products that are subsequently produced in high volume.

     Customer-specific designs are generally implemented by one of three methods. Under the first method, the customer supplies the Company with detailed performance specifications and TriQuint performs the complete design, development and subsequent manufacturing of the integrated circuits. Under the second method, TriQuint supplies a "library" of pre-designed components, called cells. TriQuint also provides the customer the training and CAD tools necessary to create a complete product design from these cells. Upon completion of the design by the customer, TriQuint manufactures the product. Under the third method, TriQuint supplies circuit design and process rules to its wireless communication customers and the customer's internal engineering staff designs the product which TriQuint then manufactures.

     The Company's cell library of digital and analog circuit components provides it with a competitive advantage in designing and developing integrated circuits for standard or customer specific products. The digital cell library currently includes a variety of functions such as gates, registers, adders and multiplexers with multiple speed/power options for performance optimization. Gate speeds as fast as 80 picoseconds and flip flop toggle rates to 2.5 GHz are available. Emitter coupled logic ("ECL"), transistor-transistor logic ("TTL") and CMOS interface cells can be supported on the same chip design. The analog cells in the Company's library include oscillators, amplifiers, mixers, switches and modulators. Each analog cell is essentially a complete integrated circuit function including all necessary passive (resistors, capacitors and inductors) and active (transistors and diodes) components. The analog cells are designed for both broadband and narrowband operation up to 2.5 GHz enabling the designer to select cells best suited for the specific application. These analog cells can be used in conjunction with digital cells to create mixed signal integrated circuit designs.

     A substantial portion of the Company's products are designed to address the needs of individual customers. Frequent product introductions by systems manufacturers make the Company's future success dependent on its ability to select customer-specific development projects which will result in sufficient production volume to enable the Company to achieve manufacturing efficiencies. Because customer-specific products are developed for unique applications, the Company expects that some of its current and future customer-specific products may never be produced in high volume. In addition, in the event of significant delays in completing designs or the Company's failure to obtain development contracts from customers whose systems achieve and sustain commercial market success, the Company's results of operations could be materially adversely affected.

DESIGN AND PROCESS TECHNOLOGY

     In order to develop and introduce new products rapidly and cost-effectively which address the needs of its target markets, the Company has made substantial investments in building its capabilities in digital, analog and mixed signal circuit design. The Company has developed an extensive library of digital and analog cells and associated software tools and databases which it uses to facilitate the design of its integrated circuits. The Company has also developed and documented process and design rules which allow customers to design proprietary circuits themselves. Mixed signal products, which generally involve varied and complex functions operating at high frequencies, generally present design and testing challenges. The Company believes that its extensive cell library, optimized mixed signal process technology and design and test engineering expertise in high performance mixed signal integrated circuits address these challenges and provide a significant competitive advantage.

     TriQuint's manufacturing strategy is primarily to use a single high volume core process technology which enables it to provide cost-effective solutions for its customers. The Company's advanced wafer manufacturing process emphasizes stability, uniformity and repeatability. Unlike its GaAs competitors who have typically concentrated on either digital or analog products, TriQuint has intentionally pursued a process technology that is cost-effective for digital, analog and mixed signal applications. As a result of the ability to primarily utilize a single core process in the manufacture of its products, the Company is able to enjoy the cost advantages associated with standard high volume semiconductor manufacturing practices. The process, which employs all implanted structures, 4 micron metal pitch and 0.5 to 0.7 micron geometries, involves 10 to 13 mask steps, has a cutoff frequency of up to 21 GHz and is scaleable. This scalability facilitates further cost reduction and performance improvement. The Company believes that its process technology and manufacturing approach allows it to achieve higher yields and shorter cycle times than are typical for GaAs processes and which are comparable to high performance silicon processes.

     The Company applies the technological advances within the silicon and related support industries to its design and manufacturing processes. TriQuint utilizes popular CAD and process control tools and test equipment. The Company uses standard silicon industry packages primarily, and subcontracts its product assembly operations.

MANUFACTURING

     The Company's existing wafer manufacturing facility is located in Beaverton, Oregon in a facility owned by Maxim Integrated Products, Inc. ("Maxim") and located on the Tektronix, Inc. ("Tektronix") campus (the "Maxim facility"). The Company's lease in the Maxim facility expires in January 1998. In anticipation of the expiration of this lease, the Company began construction of a new headquarters and manufacturing facility in 1996 in Hillsboro, Oregon and anticipates that it will commence wafer production in the new facility during the second half of 1997. The Company intends to operate both manufacturing facilities until the Hillsboro facility is operating at normal capacity or until the lease on the Maxim facility expires. There can be no assurance that the Company will be able to successfully transition its operations to the Hillsboro facility prior to the expiration of the Company's lease on the Maxim facility or that the Company will not experience cutbacks in manufacturing output as a result. Given the long lead times associated with bringing a new facility to full operation, it is likely that the Company will incur substantial cash expenses before achieving volume production in the Hillsboro facility. The transfer of the Company's wafer fabrication operations to the Hillsboro facility will involve a number of significant risks and uncertainties, including, but not limited to, delays in construction, cost overruns, equipment delays or shortages and manufacturing transition, startup or process problems. The Company utilizes the Maxim facility's wafer fabrication facility equipment at approximately 75% of capacity based on a three shift, five day per week operation. Should there be substantial delays in opening the Hillsboro facility, the Company may not have adequate capacity to respond to all orders during the transition period. In addition, if the Hillsboro facility does not become fully operational prior to the expiration of the lease on the Maxim facility, there can be no assurance that the Company would not have to reduce production. The transition of manufacturing operations to the Hillsboro facility could place significant strain on the Company's management and engineering resources and result in diversion of management attention from the day to day operation of the Company's business. There can be no assurance that the Company will be able to hire additional management, engineering and other personnel, as needed, to manage effectively, the transition to the Hillsboro facility and to implement production at such facility in a timely manner and within budget.

     The Maxim facility consists of 30,000 square feet and includes a 15,000 square foot clean room, with class 10 performance (no more than ten particles larger than 0.5 microns in size per cubic foot of air). The Company, pursuant to its lease and other agreements relies on Maxim and Tektronix to provide utilities and other services and for treatment and disposal of waste products, respectively, at the existing facility. The Hillsboro facility will consist of 38,000 square feet, of which 16,000 will be operated as a class 10 performance clean room. The Hillsboro facility will operate as the Company's only wafer fabrication plant and the Company believes it will provide adequate room for expansion for the foreseeable future. At the Hillsboro facility, the Company will be responsible for providing its own utilities and services and will be responsible for its own manufacturing waste treatment and disposal. Should the Company be unable to effect a timely transition to providing its own utilities, services and waste treatment and disposal, the Company's wafer fabrication would be adversely affected.

     The fabrication of semiconductor products is highly complex and sensitive to dust and other contaminants, requiring production in a highly controlled, clean environment. Minute impurities, difficulties in the fabrication process or defects in the masks used to print circuits on the wafers can cause a substantial percentage of the wafers to be rejected or numerous die on each wafer to be nonfunctional. As compared to silicon technology, the less mature stage of GaAs technology leads to somewhat greater difficulty in circuit design and in controlling parametric variations, thereby yielding fewer good die per wafer. The more brittle nature of GaAs wafers can lead to higher processing losses than experienced with silicon wafers. To maximize wafer yield and quality, the Company tests its products in various stages in the fabrication process, maintains continuous reliability monitoring and conducts numerous quality control inspections throughout the entire production flow using analytical manufacturing controls. Although the Company has refined and improved its core processes to double manufacturing yields since 1990, there can be no assurance that the transition to the Hillsboro facility will not be
accompanied by a reduction in wafer fabrication yields.   A sustained failure to
maintain acceptable yields during the transition process or achieve acceptable yields at the Hillsboro facility would have a material adverse effect on the Company's operating results.

     The Company's operation of its own manufacturing facilities entails a high level of fixed costs. Such fixed costs consist primarily of occupancy costs for the Hillsboro and Maxim facilities, investment in manufacturing equipment, repair, maintenance and depreciation costs related to equipment and fixed labor costs related to manufacturing and process engineering. The Company's manufacturing yields vary significantly among its products, depending upon a given product's complexity and the Company's experience in manufacturing such product. The Company has in the past and may in the future experience substantial delays in product shipments due to lower than expected production yields. The Company's transition of manufacturing operations to the Hillsboro facility will result in a significant increase in fixed and operating expenses. If revenue levels do not increase sufficiently to offset these additional expense levels, the Company's results of operations will be adversely impacted in future periods. Because the Company intends to capitalize the costs associated with bringing the Hillsboro facility to commercial production, the Company will recognize substantial depreciation expenses thereafter. In addition, during periods of low demand, high fixed wafer fabrication costs could have a material adverse effect on the Company's operating results.

     Employees of the Company have performed studies of the reliability of the Company's processes and have published more than 25 technical papers in such field. In October 1994, the Company received the ISO 9001 Quality System Certification with respect to its operations. The Company has successfully fabricated devices for "High Reliability" applications in commercial and military spacecraft since 1988. Through accelerated test techniques, the Company has demonstrated expected device failure rates of less than 100FITs (100 failures in 1 billion device-hours of operation) in the first twenty years of operation at maximum junction temperatures of 150 degrees Celsius. The reliability of the Company's processes may be inadvertently reduced by future engineering changes and the reliability of any given integrated circuit may be strongly influenced by design details, and there can be no assurance that circuits designed and manufactured in the future will achieve this level of reliability. Finally, the Hillsboro plant, as well as products manufactured at the new facility, must be qualified to meet acceptable levels of performance before products can be delivered to customers. In the event the plant or one or more of the Company's products fails to qualify, the Company's results of operations could be materially adversely affected.

     Wafer fabrication equipment used by the Company is generally the same as that used in a submicron silicon metal oxide semiconductor ("MOS") fabrication facility. While many of the process steps are also similar to those commonly used in silicon wafer manufacturing, TriQuint's GaAs manufacturing process has important differences. The GaAs process requires fewer steps and may be conducted at lower temperatures than those typically required in high performance silicon processes. Furthermore, GaAs wafers require more rigorous handling procedures than do silicon wafers.

     The raw materials and equipment used in the production of the Company's integrated circuits are available from several suppliers. The Company currently has four fully qualified wafer vendors, three of which are located in the United States. Three vendors supply the Company's mask sets, and the Company has an agreement with one of the three to procure a substantial portion of such mask sets.

     The Company assembles a portion of its products in-house but also uses
outside assembly contractors.   The Company performs in-house assembly at its
Maxim facility for small lots of critical parts, engineering lots and assembly development for new packages. The Company anticipates that it will perform similar functions at the Hillsboro facility. Outside assembly for volume production is contracted to five vendors, two of which are located in the United States. The Company purchases high performance, multilayer ceramic packages from two vendors, neither of which is located in the United States. TriQuint believes it was the first supplier of GaAs integrated circuits to introduce plastic packages in volume production. The Company currently purchases plastic packaging services from three suppliers, one of which is located in the United States. A reduction or interruption in the performance of assembly services by subcontractors or a significant increase in the price changed for such services could adversely affect the Company's operating results.


SALES AND DISTRIBUTION

     The Company sells its products through independent manufacturer's representatives and distributors and through a direct sales staff. As of December 31, 1996, TriQuint had 22 independent manufacturer's representative firms and two distributors in North America. TriQuint's six person direct sales management staff provides sales direction and support to the manufacturer's representatives and distributors. Domestic sales management offices are located in the metropolitan areas of Boston; Dallas; Los Angeles; Portland, Oregon; Philadelphia and San Jose. International business is supported by a network of 14 technical distributors in Europe, the Pacific Rim and Israel. In 1996, the Company sold its minority interest in its primary European distributor, GIGA A/S, a joint venture with a subsidiary of IC Holdings/AC (NKT), a European conglomerate. GIGA A/S continues as a European distributor for the Company. Sales outside of the United States were $19.1 million, $14.8 million and $12.7 million in 1996, 1995 and 1994, respectively. All international sales of the Company's products are denominated in U.S. dollars in order to reduce the exchange rate risks. Sales outside of the United States involve a number of inherent risks, including reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside of the United States and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, due to the technological advantage provided by GaAs in military applications, all export sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce.
Although the Company has experienced no difficulty in obtaining these licenses, failure to obtain these licenses in the future could have a material adverse effect on the Company's results of operations.

     The Company includes in its backlog all purchase orders and contracts for products requested by the customer for delivery within twelve months. The Company's business is characterized by long-term purchase contracts predominantly relating to customer-specific products, which are typically cancelable without significant penalty, at the option of the purchaser. Cancellations of such purchase contracts or rescheduling of delivery dates have occurred in the past and may occur in the future. The Company also produces standard products which frequently can be shipped from inventory within a short time after receipt of an order and therefore such orders may not be reflected in backlog. Accordingly, backlog as of any particular date may not necessarily be representative of actual sales for any future period.

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts are focused on the design of new integrated circuits, improvement of existing device performance, development of new processes, cost reductions in the manufacturing process and improvements in device packaging. New product developments for the wireless communications market include standard and customer-specific devices for satellite communications, navigation based on the GPS standard, PCS, wireless local area networks and wireless PBXs. New telecommunications product development efforts include higher performance switching and data conversion standard products as well as customer-specific products. New data communications chipsets are also being developed to support emerging communications standards.

     The Company's research, development and engineering expenses in 1996, 1995 and 1994 were approximately $10.9 million, $9.2 million and $9.9 million, respectively, and include non-recurring engineering (NRE) expenses funded by customers. As of December 31, 1996, there were approximately 121 employees engaged in activities related to process and product research and development. The Company expects that it will continue to spend substantial funds on research and development.

     The Company is continually in the process of designing new and improved products to maintain its competitive position. While the Company has patented a number of aspects of its process technology, the market for the Company's products is characterized by rapid changes in both GaAs and competing silicon process technologies. Because of continual improvements in these technologies, the Company believes that its future success will depend on its ability to continue to improve its products and processes and develop new technologies in order to remain competitive. Additionally, the Company's future success will depend on its ability to develop and introduce new products for its target markets in a timely manner. The success of new product introductions is dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable fabrication yields and market acceptance. The development of new products by the Company and their design into customers' systems can take as long as three years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs. Furthermore, the successful introduction of the Company's ongoing products may be adversely affected by the competing products or technologies serving markets addressed by the Company's products. In addition, new product introductions frequently depend on the Company's development and implementation of new process technologies. If the Company is unable to design, develop, manufacture and market new products successfully, its future operating results will be adversely affected. No assurance can be given that the Company's product and process development efforts will be successful or that its new products will be available on a timely basis or achieve market acceptance. In addition, as is characteristic of the semiconductor industry, the average selling prices of the Company's products have historically decreased over the products' lives and are expected to continue to do so. To offset such decreases, the Company relies primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and which therefore can be sold at higher average selling prices. To the extent that such cost reductions and new product introductions do not occur in a timely manner or the Company's or its customers' products do not achieve market acceptance, the Company's operating results could be adversely affected.

COMPETITION

     The market for high performance semiconductors is highly competitive and subject to rapid technological change. Due to the increasing requirements for high speed components, the Company expects intensified competition from existing silicon device suppliers and the entry of new competition producing either silicon or GaAs components or components incorporating new technologies such as silicon germanium. The Company currently competes against silicon products offered principally by large semiconductor manufacturers such as Cypress, Motorola and Philips. In addition, the Company also currently competes against other GaAs semiconductor manufacturers, such as Anadigics and Vitesse. It is expected that additional future competition will primarily come from large semiconductor companies that have developed GaAs integrated circuit capabilities such as Fujitsu America, Inc., Motorola and NEC. Such companies have substantially greater technical, financial and marketing resources and name recognition than the Company. Increased competition could adversely affect the Company's revenue and profitability.

     GaAs integrated circuits have been used mostly in the wireless communications market on a production basis for products or subsystems operating below 1 GHz, such as spread spectrum and cellular telephone applications. As the lower frequency bands become more crowded, more applications will utilize frequencies above 1 GHz. At such higher frequencies, GaAs integrated circuit solutions generally provide superior performance as compared to silicon alternatives. TriQuint competes with both GaAs and silicon suppliers in the telecommunications market. In the computing market, TriQuint supplies standard products to a variety of electronic data processing and data communication systems manufacturers. In the computing market, the Company's competition comes from established silicon semiconductor companies and GaAs suppliers, and is generally based on performance elements such as speed, power dissipation, price, product quality and service.

     The Company's prospective customers are typically systems designers and manufacturers who are considering the use of GaAs semiconductors in their next high performance systems. Competition is primarily based on performance elements such as speed, complexity and power dissipation, as well as price, product quality and ability to deliver products in a timely fashion. The Company believes that it currently competes favorably with respect to these factors.
Due to the proprietary nature of the Company's products, competition occurs almost exclusively at the system design stage. As a result, a design win by the Company or its competitors typically limits further competition with respect to manufacturing a given design. Some potential customers may be reluctant to adopt the Company's products because of perceived risks relating to GaAs technology generally, including perceived risks related to manufacturing costs, novel design and unfamiliar manufacturing processes. In addition, potential customers may have questions about the relative performance advantages of the Company's products compared to more familiar silicon semiconductors, or concerns about risks associated with reliance on a smaller, less well-capitalized company for a critical component. While GaAs integrated circuits have inherent speed advantages over silicon devices, the speed of products based upon silicon processes is continually improving. The Company's products are generally sole sourced to its customers, and the Company's operating results could be adversely affected if its customers were to develop other sources for the Company's products.

     The production of GaAs integrated circuits has been and continues to be more costly than the production of silicon devices. This cost differential relates primarily to higher costs of the raw wafer material, lower production yields associated with the relatively immature GaAs technology and higher unit costs associated with lower production volumes. Although the Company has reduced production costs by obtaining approximately 30% lower raw wafer costs over the last three fiscal years, by more than doubling wafer fabrication yields since 1990 and by achieving higher volumes, there can be no assurance that the Company will be able to continue to decrease production costs. In addition, the Company believes its costs of producing GaAs integrated circuits will continue to exceed the costs associated with the production of silicon devices. As a result, the Company must offer devices which provide superior performance to that of silicon such that the perceived price/performance of its products is competitive with silicon devices. There can be no assurance that the Company can continue to identify markets which require performance superior to that offered by silicon solutions or that the Company will continue to offer products which provide sufficiently superior performance to offset the cost differentials.

PATENTS AND LICENSES

     The Company aggressively seeks the issuance of patents to protect inventions and technology which are important to its business. The Company has been awarded numerous patents for circuit design and wafer processing; with various expiration dates, none earlier than April 2005. These include both U.S. and foreign patents. In addition, the Company has both U.S. and foreign registered trademarks. The Company has also routinely protected its numerous original mask sets under the copyright laws. There can be no assurance that the Company's pending patent or trademark applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors.

     Notwithstanding the Company's active pursuit of patent protection, the Company believes that its future success will depend primarily upon the technical expertise, creative skills and management abilities of its officers and key employees rather than on patent ownership. The Company also relies substantially on trade secrets and proprietary technology to protect its technology and manufacturing know-how, and works actively to foster continuing technological innovation to maintain and protect its competitive position. There can be no assurance that the Company's competitors will not independently develop or patent substantially equivalent or superior technologies.

     Although there are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any unresolved notices that the Company is infringing intellectual property rights of others, there can be no assurance that such infringement claims will not be asserted by third parties in the future with respect to the Company's products or that the Company's products will not infringe patent, trademark, mask work right, copyright or other proprietary rights of third parties. Additionally, in the event of such infringement, there can be no assurance that TriQuint will be able to obtain licenses on reasonable terms. The Company's involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could have a material adverse effect on the Company's business. Adverse determinations in any litigation could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from manufacturing and selling its products. Any of these situations could have a material adverse effect on the Company's business.

ENVIRONMENTAL MATTERS

     Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in TriQuint's manufacturing process. Pursuant to the Environmental Services Agreement dated May 27, 1994, between Tektronix and the Company, the Company utilizes Tektronix's waste-treatment and waste-storage facilities and services for the treatment, storage, disposal and discharge of wastes generated by the Company. Since the Company's manufacturing facilities are located in the same building as certain integrated circuit manufacturing operations of Maxim, the Company's waste streams are commingled with those of Maxim and are treated prior to final discharge or other disposal. When the Company completes the relocation of its manufacturing facilities to the new Hillsboro, Oregon location, it will provide for its own manufacturing waste treatment and disposal. In addition, the Company is required by the State of Oregon Department of Environmental Quality to report usage of environmentally hazardous materials separately from Maxim, and has retained the services of an environmental consultant to advise it in complying with all applicable environmental regulations.

     The Company believes that its activities conform to present environmental regulations. Increasing public attention has, however, been focused on the environmental impact of semiconductor operations. While the Company has not experienced any materially adverse effects on its operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements. Any failure by the Company or Tektronix to adequately restrict the discharge of hazardous substances could subject the Company to future liabilities or could cause its manufacturing operations to be suspended.

EMPLOYEES

     As of December 31, 1996, the Company employed 361 persons, including 176 in manufacturing, 11 in quality and reliability, 121 in process and product engineering and development, 24 in marketing and sales and 29 in finance and administration. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with employees to be good.

ITEM 2.        PROPERTIES

     The Company moved its executive, administrative, test and technical offices to a 124,000 square foot facility in Hillsboro, Oregon in the first quarter of 1997. Prior to that time, such functions were conducted at the Company's former headquarters in Beaverton, Oregon. In the first quarter of 1996, the Company began construction of the Hillsboro, Oregon facility which, when completed, will house the Company's executive, administrative and technical offices and manufacturing operations. The 38,000 square foot Hillsboro wafer fabrication facility is scheduled to begin operations in the second half of 1997 and will include a 16,000 square foot clean room. The relocation of the Company's operations to the Hillsboro facility entails a number of risks such as the interruption of production flow, loss of shipment revenue, inability to replicate critical manufacturing processes, and possible adverse impacts of delays or reduced production yields at the new facility on the Company's financial performance. See "Business -- Manufacturing."

     In May 1996, the Company entered into a 5 year synthetic lease through a Participation Agreement (the "Agreement") with Wolverine Leasing Corp. ("Wolverine"), Matisse Holding Company ("Matisse") and United States National Bank ("USNB"). The lease provides for the construction and occupancy of the Hillsboro facility under an operating lease from Wolverine and provides the Company with an option to purchase the property. At the expiration of its five year lease, the Company may exercise the option to purchase the property or renew its lease for an additional five years. Pursuant to the terms of the Agreement, the USNB and Matisse made loans to Wolverine who in turn provided the funds to the Company for the construction of the Hillsboro facility and other costs and expenses associated therewith. The loan from USNB is collateralized by investment securities pledged by the Company. Such investment securities are classified on the Company's balance sheet as restricted securities. In addition, the Company has made certain restrictive covenants in connection with the Participation Agreement that require the Company to maintain (i) a total liability to tangible net worth ratio of not more than 0.75 to 1.00, (ii) minimum tangible net worth greater than $50.0 million and (iii) cash and liquid investment securities, including restricted securities, greater than $45.0 million. As of December 31, 1996, the Company was in compliance with the covenants described above, and the Company anticipates that it will be in compliance with the covenants as of March 31, 1997. However, there can be no assurance that the Company will continue to be in compliance with its covenants under the Participation Agreement in the future.

ITEM 3.   LEGAL PROCEEDINGS

     On July 12, 1994 a shareholder class action lawsuit was filed against the Company in the United States District Court for the Northern District of California. The suit alleges that the Company, its underwriters, and certain of its officers, directors, and investors, intentionally misled the investing public regarding the financial prospects of the Company. The complaint seeks unspecified damages, costs, attorney's fees and other relief on behalf of all purchasers of the Company's common stock during the period December 13, 1993 through June 9, 1994. Since the filing of the complaint, the plaintiffs have dismissed without prejudice a director defendant, the principal shareholder defendant and certain analyst defendants. On June 21, 1996, the court granted the Company's motion to transfer the litigation to the District of Oregon. The pretrial discovery phase of the lawsuit is scheduled to end on April 11, 1997. A trial date has not been set. There is no assurance, however, that the lawsuit will be resolved in a timely or satisfactory manner or that the lawsuit will be resolved without significant costs to the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 19, 1996, the Company held a Special Meeting of Shareholders for which it solicited votes by proxy. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for and against and the number of abstentions.

     The reincorporation of TriQuint as a Delaware corporation was approved.

     VOTES

     For:        4,077,818
     Against:    2,051,610
     Abstain:       27,342

     At a Special Meeting of Shareholders scheduled for November 19, 1996, a quorum was not present. The Chairman of the Meeting, Joseph I. Martin, made a motion to adjourn the meeting until December 19, 1996, and such motion was passed by a majority of the votes present. Notice of the date of the adjourned meeting, December 19, 1996, was provided and the Special Meeting of Shareholders held November 19, 1996 was then recessed. At the Special Meeting of Shareholders held December 19, 1996, TriQuint's shareholders approved a proposal to change TriQuint's state of incorporation to Delaware from California (the "Reincorporation") through a merger of TriQuint Semiconductor, Inc., a California corporation ("TriQuint California") with the Company's wholly owned subsidiary, TriQuint Semiconductor, Inc., a Delaware corporation ("TriQuint Delaware").

     In connection with the Reincorporation, the shareholders of the Company approved the following changes to the bylaws and certificate of incorporation of the Company: (a) shareholder action by writen consent was eliminated, (b) the remaining directors can appoint a director to replace a director removed by the shareholders, (c) special meetings of the shareholders may only be called by the Board of Directors, and (d) shareholders intending to nominate candidates for election as directors or to propose items of business for consideration at shareholder meetings must meet certain advance notice requirements.

     On February 12, 1997, TriQuint completed the Reincorporation. As of the effective time of the merger, TriQuint California ceased to exist. The Reincorporation effects only a change in the legal domicile of TriQuint. It will not result in any change of the name, business, management, employees, fiscal year, assets or liabilities, trading symbol (TQNT) or location of any of the facilities of the Company.

                                       PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     Certain of the information required by this item is included under the caption COMMON STOCK PRICES AND MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS contained in the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this item is included under the caption SELECTED FINANCIAL DATA contained in the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is included under the caption MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

     The information required by this item is included under the caption SUPPLEMENTARY UNAUDITED FINANCIAL DATA contained in the Company's 1996 Annual Report to Stockholders and as listed in Item 14 of Part IV of this report and is incorporated herein by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is included under the captions ELECTION OF DIRECTORS, EXECUTIVE OFFICERS and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE contained in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, to be held May 29, 1997, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is included under the caption EXECUTIVE COMPENSATION contained in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is included under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT contained in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is included under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS contained in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)    FINANCIAL STATEMENTS

               The Financial Statements, together with the report thereon of KPMG Peat Marwick LLP are included in the Company's 1996 Annual Report to Stockholders and are incorporated herein by reference.

TriQuint Semiconductor, Inc.:


     Statements of Operations for the years ended
               December 31, 1996, 1995 and 1994


     Balance Sheets as of December 31, 1996 and 1995


     Statements of  Shareholders' Equity
               December 31, 1996, 1995 and 1994


     Statements of Cash Flows for the years ended
               December 31, 1996, 1995 and 1994


     Notes to Financial Statements


     Report of Independent Public Accountants


     (a) (2)    FINANCIAL STATEMENT SCHEDULE

               The following schedule and report of independent public accountants are filed herewith:

                                                                 Page No.
                                                                 --------
Schedule II                   Valuation and Qualifying Accounts     F1

Report of Independent Public  Accountants on Financial
                              Statement Schedules                   F2

               Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

(a) (3)  EXHIBITS


     Exhibit No.
     -----------

     3.1 (7)        Certificate Incorporation of Registrant

     3.2 (7)        Bylaws of Registrant

     10.1 (1) Form of Indemnification Agreement with directors and officers.

     10.2 (2) 1987 Stock Incentive Program, as amended, and forms of agreements thereunder.

     10.3 (5) 1992 Employee Stock Purchase Plan, as amended, and forms of agreement thereunder.

     10.4 (1) Letter Agreement dated November 22, 1991 between the Registrant and Steven J. Sharp.

     10.5 (1) Employment, Confidentiality, Contingent Severance and Inventions Agreement dated May 14, 1991 between Registrant and Spencer J. Brown, as amended by Amendment No. 1 thereto dated April 30, 1992.

     10.6 (1) Letter Agreement dated March 1, 1992 between Registrant and Edward C.V. Winn, as amended to date.

     10.7 (1) Registration Rights Agreement dated May 17, 1991 between the Registrant and certain of its shareholders and warrantholders, as amended September 5, 1991, September 3, 1992, July 1, 1993 and September 24, 1993.

     10.8 (1) Supply Agreement dated October 11, 1990 by and between DuPont Photomasks, Inc. and Registrant.

     10.9 (1) Amended and Restated Exclusive Distributor Agreement dated September 20, 1991, as amended between Registrant and Giga A/S.

     10.10 (1)      Lease dated July 2, 1987 by and between San Thomas
                    Investment Company and Registrant, as amended to date.

     10.11 (1)      Lease dated February 12, 1988 between Floating Point
                    Systems, Inc. and Registrant, as amended to date.

     10.12 (3)      Lease dated May 27, 1994 between Tektronix, Inc. and
                    Registrant (assumed by Maxim Integrated Products, Inc.), as amended to date.

     Exhibit No.
     -----------
     10.13.1 (1)    Asset Purchase Agreement dated August 31, 1993 by and
                    between American Telephone and Telegraph Company ("AT&T") and Registrant

     10.13.2 (1*)   Joint Development and Technology Transfer Agreement dated
                    August 31, 1993 between AT&T and Registrant.

     10.13.3 (1*)   Foundry Agreement dated August 31, 1993 between AT&T and
                    Registrant.

     10.13.4 (1*)   Patent License Agreement dated August 31, 1993 between AT&T and Registrant.

     10.13.5 (1)    Letter Agreement dated August 31, 1993 between AT&T and
                    Registrant.

     10.13.6 (1)    Warrant to Purchase Shares of Series D Convertible Preferred
                    Stock of Registrant dated August 31, 1993 issued to AT&T.

     10.14 (1*)     Agreement dated May 6, 1993 between Comlinear Corporation
                    and the Registrant.

     10.15 (1*)     Agreement of Purchase and Sale for Semiconductor Products
                    between Northern Telecom Canada Limited and Registrant dated
                    July 8, 1993.

     10.16 (4)      Participation Agreement dated May 17, 1996 among the
                    Registrant, Wolverine Leasing Corp., Matisse Holding Company and United States National Bank of Oregon

     10.17 (4)      Lease dated May 17, 1996 between the Registrant and
                    Wolverine Leasing Corp.

     10.18 (6)      1996 Stock Incentive Program and forms of agreement
                    thereunder.

     10.19 (7)      Form of Indemnification Agreement executed by Registrant and its officers and directors pursuant to Delaware reincorporation.

     11.1           Statement regarding computation of per share earnings.

     13.1           Annual report to Stockholders.

     23.1           Consent of KPMG Peat Marwick LLP

     27.1           Financial Data Schedule

(*) Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-70594) as declared effective by the Securities and Exchange Commission December 13, 1993.
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 as filed with the Securities and Exchange Commission on March 29, 1995.
(3) Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission on August 13, 1994.
(4) Incorporated by reference to the exhibits filed with the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 1996.
(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-08891) as declared effective by the Securities and Exchange Commission on August 14, 1996.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-08893) as declared effective by the Securities and Exchange Commission on August 14, 1996.
(7) Incorporated by reference to the Registrant's Registration Statement on Form 8-B (file No. 000-22660) as declared effective by the Securities and Exchange Commission on February 18, 1997.


(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

(c)  EXHIBITS

          See Item 14(a)(3) above.

(d)  FINANCIAL STATEMENT SCHEDULES

          See Item 14(a)(2) above.

                                      SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRIQUINT SEMICONDUCTOR, INC.
                              By:  /S/ STEVEN J. SHARP
                                   ------------------------------------------
                                   Steven J. Sharp
                                   President, Chief Executive Officer and
                                   Chairman of the Board of Directors

Date: March 31, 1997
                                  POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven J. Sharp and Edward C.V. Winn, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

      SIGNATURE                         TITLE                       DATE
--------------------       ----------------------------------   --------------
/s/ STEVEN J. SHARP        President, Chief Executive Officer   March 31, 1997
-------------------        and Chairman (Principal Executive
   Steven J. Sharp         Officer)

/s/ EDWARD C.V. WINN       Executive Vice President, Finance    March 31, 1997
--------------------       and Administration, Chief Financial
   Edward C.V. Winn        Officer and Secretary (Principal
                           Financial and Accounting Officer)

/s/ PAUL A. GARY           Director                             March 31, 1997
----------------
   Paul A. Gary

/s/ CHARLES SCOTT GIBSON   Director                             March 31, 1997
------------------------
   Charles Scott Gibson

/s/ E. FLOYD KVAMME        Director                             March 31, 1997
-------------------
   E. Floyd Kvamme

/s/ DR. WALDEN C. RHINES   Director                             March 31, 1997
------------------------
   Dr. Walden C. Rhines

/s/ EDWARD F. TUCK         Director                             March 31, 1997
------------------
  Edward F. Tuck

                             TRIQUINT SEMICONDUCTOR, INC.

                   Schedule II - Valuation and Qualifying Accounts

                      Years ended December 31, 1994, 1995, 1996

                                    (in thousands)



                                                                 Additions
                                             Balance at         charged to                    Balance at
                                             beginning           costs and                       end of
                                             of period            expenses      Deductions       period
                                           ------------        ------------   ------------   ------------
Year ended December 31, 1994:
   Allowance for doubtful accounts         $    34                 139             21            152
    Inventory valuation reserve              1,159               2,006            901          2,264


Year ended December 31, 1995:
   Allowance for doubtful accounts             152                 147             97            202
    Inventory valuation reserve              2,264               1,121          1,076          2,309


Year ended December 31, 1996:
   Allowance for doubtful accounts             202                 119            102            219
    Inventory valuation reserve              2,309               3,668          3,594          2,383



                                         -F1-

                             INDEPENDENT AUDITORS' REPORT
                           ON FINANCIAL STATEMENT SCHEDULES



The Board of Directors
TriQuint Semiconductor, Inc.:

Under date of February 7, 1997, we reported on the balance sheets of TriQuint Semiconductor, Inc. as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



KPMG Peat Marwick LLP

Portland, Oregon
February  7, 1997


                                         -F2-

       EXHIBITS

                                                                Sequential
EXHIBIT NO.                                                      PAGE NO.
-----------                                                     ----------

 3.1 (7)       Certificate Incorporation of Registrant            -----

 3.2 (7)       Bylaws of Registrant                               -----

10.1 (1)       Form of Indemnification Agreement with directors
               and officers.                                      -----

10.2 (2)       1987 Stock Incentive Program, as amended, and
               forms of agreements thereunder.                    -----

10.3 (5)       1992 Employee Stock Purchase Plan, as amended,
               and forms of agreement thereunder.                 -----

10.4 (1)       Letter Agreement dated November 22, 1991 between
               the Registrant and Steven J. Sharp.                -----

10.5 (1)       Employment, Confidentiality, Contingent
               Severance and Inventions Agreement dated
               May 14, 1991 between Registrant and
               Spencer J. Brown, as amended by Amendment No. 1
               thereto dated April 30, 1992.                      -----

10.6 (1)       Letter Agreement dated March 1, 1992 between
               Registrant and Edward C.V. Winn, as amended
               to date.                                           -----

10.7 (1)       Registration Rights Agreement dated May 17, 1991
               between the Registrant and certain of its
               shareholders and warrantholders, as amended
               September 5, 1991, September 3, 1992,
               July 1, 1993 and September 24, 1993.               -----

10.8 (1)       Supply Agreement dated October 11, 1990 by and
               between DuPont Photomasks, Inc. and Registrant.    -----

10.9 (1)       Amended and Restated Exclusive Distributor
               Agreement dated September 20, 1991, as amended
               between Registrant and Giga A/S.                   -----

10.10 (1)      Lease dated July 2, 1987 by and between San
               Thomas Investment Company and Registrant,
               as amended to date.                                -----

10.11 (1)      Lease dated February 12, 1988 between Floating
               Point Systems, Inc. and Registrant, as amended
               to date.                                           -----

10.12 (3)      Lease dated May 27, 1994 between Tektronix, Inc.
               and Registrant (assumed by Maxim Integrated
               Products, Inc.), as amended to date.               -----

                                                                Sequential
Exhibit No.                                                      Page No.
-----------                                                     ----------
10.13.1 (1)    Asset Purchase Agreement dated August 31, 1993
               by and between American Telephone and Telegraph
               Company ("AT&T") and Registrant.                   -----

10.13.2 (1*)   Joint Development and Technology Transfer
               Agreement dated August 31, 1993 between AT&T
               and Registrant.                                    -----

10.13.3 (1*)   Foundry Agreement dated August 31, 1993 between
               AT&T and Registrant.                               -----

10.13.4 (1*)   Patent License Agreement dated August 31, 1993
               between AT&T and Registrant.                       -----

10.13.5 (1)    Letter Agreement dated August 31, 1993 between
               AT&T and Registrant.                               -----

10.13.6 (1)    Warrant to Purchase Shares of Series D
               Convertible Preferred Stock of Registrant dated
               August 31, 1993 issued to AT&T.                    -----

10.14 (1*)     Agreement dated May 6, 1993 between Comlinear
               Corporation and the Registrant.                    -----

10.15 (1*)     Agreement of Purchase and Sale for Semiconductor
               Products between Northern Telecom Canada Limited
               and Registrant dated July 8, 1993.                 -----

10.16 (4)      Participation Agreement dated May 17, 1996 among
               the Registrant, Wolverine Leasing Corp., Matisse
               Holding Company and United States National Bank
               of Oregon.                                         -----

10.17 (4)      Lease dated May 17, 1996 between the Registrant
               and Wolverine Leasing Corp.                        -----

10.18 (6)      1996 Stock Incentive Program and forms of
               agreement thereunder.                              -----

10.19 (7)      Form of Indemnification Agreement executed by
               Registrant and its officers and directors
               pursuant to Delaware reincorporation.              -----

11.1           Statement regarding computation of per
               share earnings.                                     27


13.1           Annual report to Stockholders.                      28

23.1           Consent of KPMG Peat Marwick LLP                    63

27.1           Financial Data Schedule                            -----

(*) Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-70594) as declared effective by the Securities and Exchange Commission December 13, 1993.
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 29, 1995.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission on August 13, 1994.
(4) Incorporated by reference to the exhibits filed with the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 1996.
(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-08891) as declared effective by the Securities and Exchange Commission on August 14, 1996.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-08893) as declared effective by the Securities and Exchange Commission on August 14, 1996.
(7) Incorporated by reference to the Registrant's Registration Statement on Form 8-B (file No. 000-22660) as declared effective by the Securities and Exchange Commission on February 18, 1997.