Form 10-Q
period 1997-03-29
TRIQUINT SEMICONDUCTOR INC
filed 1997-05-13
CIK 913885

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                      of
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended March 29, 1997
                        Commission File Number 0-22660

                         TRIQUINT SEMICONDUCTOR, INC.
                                 (Registrant)

                     Incorporated in the State of Delaware

               I.R.S. Employer Identification Number 95-3654013

                2300 NE Brookwood Parkway, Hillsboro, OR  97124

                           Telephone: (503) 615-9000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X             No
                                  -------            -------

As of March 29, 1997, there were 8,290,474 shares of the registrant's common stock outstanding.

                         TRIQUINT SEMICONDUCTOR, INC.

                                    INDEX


PART I.   FINANCIAL INFORMATION                                        PAGE NO.
-------------------------------------------------------------------------------
Item 1.   Financial Statements

               Condensed Statements of Operations -- Three months
               ended March 31, 1997 and 1996                                  3

               Condensed Balance Sheets -- March 31, 1997
               and December 31, 1996                                          4

               Condensed Statements of Cash Flows -- Three months
               ended March 31, 1997 and 1996                                  5

          Notes to condensed financial statements                             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 8



PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------
Item 1.   Legal Proceedings                                                  17

Item 6.   Exhibits and Reports on Form 8-K                                   17

          SIGNATURES                                                         18

                          PART I - FINANCIAL INFORMATION
                           ITEM 1: FINANCIAL STATEMENTS

                           TRIQUINT SEMICONDUCTOR, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share amounts)
                                  (Unaudited)

                                                         THREE MONTHS ENDED
                                                      -------------------------
                                                       MARCH 31,      MARCH 31,
                                                         1997           1996
                                                      ----------     ----------
Total revenues                                        $ 16,800       $ 13,116

Operating costs and expenses:
  Cost of goods sold                                     9,130          7,928
  Research, development and engineering                  2,543          2,489
  Selling, general and administrative                    3,426          2,396
                                                       -------        -------
    Total operating costs and expenses                  15,099         12,813
                                                       -------        -------
    Income from operations                               1,701            303
                                                       -------        -------
Other income (expense):
  Interest income                                          824            850
  Interest expense                                        (320)          (191)
  Other, net                                                36             (4)
                                                       -------        -------
    Total other income, net                                540            655
                                                       -------        -------

    Income before income taxes                           2,241            958

Income tax expense                                         474             48
                                                       -------        -------
    Net income                                        $  1,767       $    910
                                                       -------        -------
                                                       -------        -------
Net income per common and common
  equivalent share                                    $   0.20       $   0.11
                                                       -------        -------
                                                       -------        -------
Weighted average common and common
  equivalent shares outstanding                          9,020          8,590
                                                       -------        -------
                                                       -------        -------

See notes to Condensed Financial Statements.

                           TRIQUINT SEMICONDUCTOR, INC.
                            CONDENSED BALANCE SHEETS
                                  (In thousands)
                                   (Unaudited)

                                                    MARCH 31,      DECEMBER 31,
ASSETS                                                1997           1996 (1)
                                                   ----------      ------------
Current assets:
   Cash and cash equivalents                       $   3,540        $  12,907
   Restricted cash                                         -              504
   Investments                                        21,163           19,264
   Accounts receivable, net                           14,512           12,002
   Inventories, net                                   11,275            9,850
   Prepaid expenses and other assets                     706              523
                                                   ---------        ---------
      Total current assets                            51,196           55,050
                                                   ---------        ---------

Property, plant and equipment, net                    25,939           21,987
Restricted investments                                38,072           30,508
Other non-current assets                                  21               51
                                                   ---------        ---------
      Total assets                                 $ 115,228        $ 107,596
                                                   ---------        ---------
                                                   ---------        ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of capital lease
     and installment note obligations              $   4,141        $   3,373
   Accounts payable and accrued expenses              15,174           14,011
   Other current liabilities                              54               75
                                                   ---------        ---------
      Total current liabilities                       19,369           17,459

Capital lease obligations and installment note
  obligations, less current installments              13,093            9,891
                                                   ---------        ---------
      Total liabilities                               32,462           27,350
                                                   ---------        ---------

Shareholders' equity:
   Common stock                                      109,880          109,128
   Accumulated deficit                               (27,114)         (28,882)
                                                   ---------        ---------
      Total shareholders' equity                      82,766           80,246
                                                   ---------        ---------
Total liabilities and shareholders' equity         $ 115,228        $ 107,596
                                                   ---------        ---------
                                                   ---------        ---------

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1996.

See notes to Condensed Financial Statements.

                           TRIQUINT SEMICONDUCTOR, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Thousands)
                                   (Unaudited)

                                                                                  THREE  MONTHS ENDED
                                                                               -------------------------
                                                                                MARCH 31,      MARCH 31,
                                                                                  1997           1996
                                                                               ----------     ----------
Cash flows from operating activities:
   Net income                                                                  $   1,767      $     910
   Adjustments to reconcile net income to
     net cash provided (used) by operating activities:
        Depreciation and amortization                                              1,103            752
        Change in assets and liabilities
           (Increase) decrease in:
              Accounts receivable                                                 (2,510)          (346)
              Inventories                                                         (1,425)            77
              Prepaid expense and other assets                                      (153)          (204)
        Increase (decrease) in:
              Accounts payable and accrued expenses                                1,163            489
              Other current liabilities                                              (21)          (141)
                                                                               ---------      ---------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           (76)         1,537

Cash flows from investing activities:
   Purchase of investments                                                       (18,114)       (22,222)
   Purchase of restricted investments                                             (7,564)             0
   Sale/Maturity of investments                                                   16,216         11,528
   Capital expenditures                                                             (185)        (1,005)
                                                                               ---------      ---------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                        (9,647)       (11,699)

Cash flows from financing activities:
   Principal payments under capital lease obligations                               (900)          (677)
   Issuance of common stock, net                                                     752            176
                                                                               ---------      ---------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                           (148)          (501)

         NET (DECREASE) IN CASH AND CASH EQUIVALENTS                              (9,871)       (10,663)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                          13,411         35,051
                                                                               ---------      ---------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                             $   3,540      $  24,388
                                                                               ---------      ---------
                                                                               ---------      ---------

See notes to Condensed Financial Statements.

                           TRIQUINT SEMICONDUCTOR, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                       (In thousands except share amounts)
                                   (Unaudited)

1.        BASIS OF PRESENTATION

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996, as included in the Company's 1996 Annual Report to Shareholders.

          The Company's quarters end on the Saturday nearest the end of the calendar quarter. For convenience, the Company has indicated that its first quarter ended on March 31. The Company's fiscal year ends on December 31.

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

5.        INVENTORIES

          Inventories, net of reserves, stated at the lower of cost or market consist of:
                                                     March 31,   December 31,
                                                       1997          1996
                                                     ---------   ------------
          Raw Material                                 $3,312         $3,283
          Work in Progress                              6,290          5,136
          Finished Goods                                1,673          1,431
                                                      -------         ------
            Total Inventories                         $11,275         $9,850
                                                      -------         ------

6.        SHAREHOLDERS' EQUITY

          Shares authorized and outstanding are as follows:

                                                        SHARES OUTSTANDING
                                                     ------------------------
                                                     March 31,   December 31,
                                                       1997          1996
                                                     ---------   ------------
          Preferred stock, no par value,
          5,000,000 shares authorized                       -              -

          Common Stock, no par value,
          25,000,000 shares authorized              8,290,475      8,190,125

7.        SUPPLEMENTAL CASH FLOW INFORMATION

                                                         THREE MONTHS ENDED
                                                       -----------------------
                                                       March 31,     March 31,
                                                         1997           1996
                                                       ---------     ---------
          Cash Transactions:
            Cash paid for interest                       $  315        $  191
            Cash paid for income taxes                       31             3

          Non-Cash Transactions:
            Purchase of assets through capital leases     4,870         3,319

8.        LITIGATION

          See Part II, Item 1, of this Quarterly Report on Form 10-Q for a description of legal proceedings.

      ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

INTRODUCTION

     The following Management's Discussion and Analysis of Financial Condition contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the paragraph below relating to production yields, the sentence below regarding investments in research, development and engineering, the sentence below regarding the Company's capital equipment needs, the paragraph below regarding the start of operations at the Company's new fabrication facility, the paragraph below regarding the Company's cash requirements, the statements below under "Factors Affecting Future Results" and the statements under "Part II Other Information - Item 1. Legal Proceedings", among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results".

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

                                                          Three Months Ended
                                                         ----------------------
                                                         March 31,    March 31,
                                                           1997         1996
                                                         ---------    ---------
Total revenues                                            100.0 %      100.0 %
Operating costs and expenses:
  Cost of goods sold                                       54.3         60.4
  Research, development and engineering                    15.2         19.0
  Selling, general and administrative                      20.4         18.3
                                                         --------     --------
      Total operating costs and expenses                   89.9         97.7
                                                         --------     --------
Income from operations                                     10.1          2.3
Other income, net                                           3.2          5.0
                                                         --------     --------
  Income before income taxes                               13.3          7.3
Income tax expense                                          2.8          0.4
                                                         --------     --------
Net income                                                 10.5 %        6.9 %
                                                         --------     --------
                                                         --------     --------

TOTAL REVENUES

     The Company derives revenues from the sale of standard and customer-specific products and services. The Company's revenues also include non-recurring engineering (NRE) revenues relating to customer-specific products. The Company organizes its product and service revenues into three product areas: Wireless Communications, Telecommunications and Computing.

     Total revenues for the three months ended March 31, 1997 increased 28.1% to $16.8 million, over the comparable three months ended March 31, 1996. The increase in revenues during the three months ended March 31, 1997 reflected an overall increase in the volume of product sales to existing and new customers in the wireless communications, telecommunications and computing markets.

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

     Cost of goods sold as a percentage of the total revenues for the three months ended March 31, 1997 decreased to 54.3% from 60.4% for the comparable three months ended March 31, 1996. The decrease in cost of goods sold as a percentage of total revenues was primarily attributable to continued improvement in production yields. Improvements in production yields were somewhat offset by costs associated with the Company's startup of its new fabrication facility in Hillsboro, Oregon.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, development and engineering expenses include the costs incurred in the design of products associated with NRE revenues, as well as ongoing product development and research and development expenses. The Company's research, development and engineering expenses for the three months ended March 31, 1997 remained at $2.5 million, the same level as those of the three months ended March 31, 1996. Research, development and engineering expenses as a percentage of total revenues for the three months ended March 31, 1997 decreased to 15.2% from 19.0% for the comparable three months ended March 31, 1996. The decrease in research, development and engineering expenses as a percentage of total revenues resulted from revenue growth that outpaced the growth of research, development and engineering expenses. The Company is committed to substantial investments in research, development, and engineering and expects such expenses will continue to increase in absolute dollar amount in the future.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the three months ended March 31, 1997 increased 43.0% to approximately $3.4 million from the comparable three month period ended March 31, 1996. Selling, general and administrative expenses as a percentage of revenue for the three months ended March 31, 1997 increased to 20.4% from 18.3% for the three months ended March 31, 1996. The increased level of selling, general, and administrative expenses was primarily due to increased sales commissions resulting from the increase in total revenue and to other costs associated with the Company's move to its new facility in Hillsboro, Oregon.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net for the three months ended March 31, 1997 decreased to net income of $540,000 as compared to a net income of $655,000 for the comparable three months ended March 31, 1996. This decrease resulted primarily from higher interest expense associated with an increase in capital lease obligations.

INCOME TAX EXPENSE

     The effective tax rate for the three months ended March 31, 1997 was 21.2%, which is less than the federal and state statutory rate of approximately 40% due to the use of net operating loss carryforwards. Income tax expense for the three months ended March 31, 1997 increased to approximately $474,000 from $48,000 for the comparable three months ended March 31, 1996. This increase in income tax expense was attributable to higher profits partially offset by the use of net operating loss carryforwards.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This Statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly lower than the currently presented net income per share.

     The Company plans to adopt SFAS No. 128 in the fourth quarter of 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of this Statement.

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed a follow-on public offering in September 1995 raising approximately $48.1 million, net of offering expenses. In December 1993 and January 1994, the Company completed its initial public offering raising approximately $16.7 million, net of offering expenses. In addition, the Company has funded its operations to date through sales of equity, bank borrowing, capital equipment leases and cash flow from operations. As of March 31, 1997, the Company had working capital of approximately $31.8 million, including $24.7 million in cash, cash equivalents, and investments. The Company has a $10.0 million unsecured revolving line of credit with a financial institution. Restrictive covenants included in the line of credit require the Company to maintain (i) a total liability to tangible net worth ratio of not more than 0.75 to 1.00, (ii) a current ratio of not less than
1.75 to 1.00 and (iii) minimum tangible net worth of greater than $50 million and (iv) cash and investments, including restricted investments, greater than $45.0 million. As of March 31, 1997 the Company was in compliance with the covenants contained in this line of credit.

     In the first quarter of 1996, the Company began construction its Hillsboro, Oregon facility which, when completed, will house the Company's executive, administrative and technical offices and manufacturing operations. The Company moved its executive, administrative, test and technical offices to the new facility in Hillsboro, Oregon in the first quarter of 1997. Prior to that time, such functions were conducted at the Company's former headquarters in Beaverton, Oregon. The 38,000 square foot Hillsboro wafer fabrication facility is scheduled to begin operations in the second half of 1997 and will include a 16,000 square foot clean room.

     In May 1996, the Company entered into a five year synthetic lease through a Participation Agreement (the "Agreement") with Wolverine Leasing Corp. ("Wolverine"), Matisse Holding Company ("Matisse") and United States National Bank ("USNB"). The lease provides for the construction and occupancy of the Company's new headquarters and wafer fabrication facility in Hillsboro, Oregon under an operating lease from Wolverine and provides the Company with an option to purchase the property. At the expiration of its five year lease, the Company may exercise the option to purchase the property or renew its lease for an additional five years. Pursuant to the terms of the Agreement, USNB and Matisse made loans to Wolverine who in turn provided the funds to the Company for the construction of the Hillsboro facility and other costs and expenses associated therewith. The loan from USNB is collateralized by investment securities pledged by the Company. Such investment securities are classified on the Company's balance sheet as restricted securities. In addition, the Company has made certain restrictive covenants in connection with the Participation Agreement that require the Company to maintain (i) a total liability to tangible net worth ratio of not more than 0.75 to 1.00, (ii) minimum tangible net worth greater than $50.0 million and (iii) cash and liquid investment securities, including restricted securities, greater than $45.0 million. As of March 31, 1997, the Company was in compliance with the covenants described above. However, there can be no assurance that the Company will continue to be in compliance with its covenants under the Participation Agreement in the future.

The following table presents a summary of the Company's cash flows (IN
THOUSANDS):

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                      1997            1996
                                                      ----            ----
Net cash and cash equivalents provided
  (used) by operating activities                    $    (76)      $   1,537
Net cash and cash equivalents provided
  (used) by investing activities                      (9,647)        (11,699)
Net cash and cash equivalents provided
  (used) by financing activities                        (148)           (501)
                                                    --------       ---------
Net increase (decrease) in cash and
  cash equivalents                                  $ (9,871)      $ (10,663)
                                                    --------       ---------
                                                    --------       ---------

     The cash used by operating activities for the three months ended March 31, 1997, $76,000, related to an increase in accounts receivable and inventory, both associated with the generation of revenues, which was partially offset by net income of $1.8 million and an increase in accounts payable and accrued expenses. The cash provided by operating activities for the three months ended March 31, 1996, $1.5 million, related to net income of $910,000, an increase in accounts payable and accrued expenses and a decline in inventories, but was partially offset by increases in accounts receivable, prepaid expense and other assets and other current liabilities.

     The cash used by investing activities for the three months ended March 31, 1997, $9.6 million, related to the purchase of $18.1 million of investments, the purchase of $7.6 million of restricted investments and capital expenditures of $185,000 but was offset in part by the sale/maturity of $16.2 million of investments. The cash used by investing activities for the three months ended March 31, 1996, $11.7 million, related to the net purchase of investments and the purchase of approximately $1.0 million of capital equipment.

     The cash used by financing activities for the three months ended March 31, 1997, $148,000, related primarily to the principal payments made on capital leases partially offset by the issuance of common stock upon option exercises. The cash used by financing activities for the three months ended March 31, 1996, $501,000, related primarily to the payment of principal on capital leases and was offset in part by the issuance of common stock upon option exercises.

     Capital expenditures for the three months ended March 31, 1997 were approximately $0.2 million. During the quarter ended March 31, 1997, the Company established approximately $4.9 million in new capital leases. The Company anticipates that its capital equipment needs, including manufacturing and test equipment and computer hardware and software, will require additional expenditures of approximately $10.0 million during the remainder of 1997.

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

FACTORS AFFECTING FUTURE RESULTS

     VARIABILITY OF OPERATING RESULTS AND CYCLICALITY OF SEMICONDUCTOR INDUSTRY - The Company's quarterly and annual results may vary significantly in the future due to a number of factors including timing, cancellation or delay of customer orders; market acceptance of the Company's and its customers' products; variations in manufacturing yields; timing of announcement and introduction of new products by the Company and its competitors; changes in revenues and product mix; competitive factors; changes in manufacturing capacity and variations in the utilization of this capacity; variations in average selling prices; variations in operating expenses; the long sales cycles associated with the Company's customer-specific products; the timing and level of product and process development costs; cyclicality of the semiconductor industry; the timing and level of NRE revenues and expenses relating to customer-specific products; and changes in inventory levels. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's operating results.

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

     RELIANCE ON SIGNIFICANT CUSTOMERS; CUSTOMER CONCENTRATION - A significant portion of the Company's revenues in each fiscal period has historically been concentrated among a limited number of customers. In recent periods, sales to the Company's major customers as a percentage of total revenues have fluctuated. For the three months ended March 31, 1997, Northern Telecom, Ericsson and Alcatel accounted for 11.8%, 7.0%, and 5.6%, respectively, of total revenues. The Company's revenues, to a certain extent, depend upon its customer's success introducing and marketing new products. Certain of these products are consumer products and there is no guarantee purchases by consumers will meet TriQuint customers' expectations. The Company does not have long-term purchase agreements with any of its customers. Customers generally purchase the Company's products pursuant to cancelable short-term purchase orders. The Company's business, financial condition, and results of operations have been materially adversely affected in the past by the failure of anticipated orders to materialize and by deferrals or cancellations of orders.

     TRANSITION OF MANUFACTURING OPERATIONS TO A NEW FACILITY - The Company's existing wafer manufacturing facility is located in Beaverton, Oregon in a facility owned by Maxim Integrated Products, Inc. ("Maxim") and located on the Tektronix, Inc. ("Tektronix") campus (the "Maxim facility"). The Company's lease in the Maxim facility expires in January 1998. In anticipation of the expiration of this lease, the Company began construction of a new headquarters and manufacturing facility in 1996 in Hillsboro, Oregon and anticipates that it will commence wafer production in the new facility during the second half of 1997. The Company intends to operate both manufacturing facilities until the Hillsboro facility is operating at normal capacity or until the lease on the Maxim facility expires. There can be no assurance that the Company will be able to successfully transition its operations to the Hillsboro facility prior to the expiration of the Company's lease on the Maxim facility or that the Company will not experience cutbacks in manufacturing output as a result. Given the long lead times associated with bringing a new facility to full operation, it is likely that the Company will incur substantial cash expenses before achieving volume production in the Hillsboro facility. The transfer of the Company's wafer fabrication operations to the Hillsboro facility will involve a number of significant risks and uncertainties, including, but not limited to, delays in construction, cost overruns, equipment delays or shortages and manufacturing transition, startup or process problems.

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

     MANUFACTURING RISKS - The fabrication of integrated circuits, particularly GaAs devices such as those sold by the Company, is highly complex and sensitive to dust and other contaminants, requiring production in a highly controlled, clean environment. Minute impurities, difficulties in the fabrication process or defects in the masks used to print circuits on the wafers can cause a substantial percentage of the wafers to be rejected or numerous die on each wafer to be nonfunctional. The less mature stage of GaAs technology leads to somewhat greater difficulty in circuit design and in controlling parametric variations, thereby yielding fewer good die per wafer.
 The more brittle nature of GaAs wafers can lead to higher processing losses than experienced with silicon wafers. To maximize wafer yield and quality, the Company tests its products in various stages in the fabrication process, maintains continuous reliability monitoring and conducts numerous quality control inspections throughout the entire production flow using analytical manufacturing controls. The Company's manufacturing yields vary significantly among its products, depending upon a given product's complexity and the Company's experience in manufacturing such product. The Company has in the past and may in the future experience substantial delays in product shipments due to lower than expected production yields. Additionally, there can be no assurance that the transition to the Hillsboro facility will not be accompanied by a reduction in wafer
fabrication yields.   A sustained failure to maintain acceptable yields
during the transition process or achieve acceptable yields at the Hillsboro facility would have a material adverse effect on the Company's operating results.

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

     PRODUCT QUALITY, PERFORMANCE AND RELIABILITY - The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. GaAs integrated circuits as complex as those offered by the Company often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments.

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

     RISKS OF INTERNATIONAL SALES - Sales outside of the United States were 36% and 31% of total revenues for the three months ended March 31, 1997 and 1996, respectively. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, due to the technological advantage provided by GaAs in many military applications, all of the Company's sales outside of North America must be licensed by the Office of Export Administration of the U.S. Department of Commerce. Although to date the Company has experienced no difficulty in obtaining these licenses, failure to obtain such licenses in the future could have a material adverse effect on the Company's results of operations. Furthermore, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results and financial condition.

     PROPRIETARY TECHNOLOGY - The Company's ability to compete is affected by its ability to protect its proprietary information. The Company relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently has patents granted and pending in the United States and in foreign countries, and intends to seek further international and United States patents on its technology. There can be no assurance that patents will issue from any of the Company's pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States. Although the Company intends to defend its intellectual properties, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

     RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT - Although there are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any unresolved notices that the Company is infringing intellectual property rights of others, there can be no assurance that such infringement claims will not be asserted by third parties in the future with respect to the Company's products or that the Company's products will not infringe patent, trademark, mask work right, copyright or other proprietary rights of third parties. Additionally, in the event of such infringement, there can be no assurance that TriQuint will be able to obtain licenses on reasonable terms. The Company's involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could have a material adverse effect on the Company's business. Adverse determinations in any litigation could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from manufacturing and selling its products. Any of these situations could have a material adverse effect on the Company's business.

     ENVIRONMENTAL MATTERS - Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in TriQuint's manufacturing process. Pursuant to the Environmental Services Agreement dated May 27, 1994, between Tektronix and the Company, the Company utilizes Tektronix's waste-treatment and waste-storage facilities and services for the treatment, storage, disposal and discharge of wastes generated by the Company. Since the Company's manufacturing facilities are located in the same building as certain integrated circuit manufacturing operations of Maxim, the Company's waste streams are commingled with those of Maxim and are treated prior to final discharge or other disposal. In addition, the Company is required by the State of Oregon Department of Environmental Quality to report usage of environmentally hazardous materials separately from Maxim, and has retained the services of an environmental consultant to advise it in complying with all applicable environmental regulations. When the Company completes the relocation of its manufacturing facilities to the new Hillsboro, Oregon location, it will provide for its own manufacturing waste treatment and disposal.

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

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.

     On July 12, 1994 a shareholder class action lawsuit was filed against the Company in the United States District Court for the Northern District of California. The suit alleges that the Company, its underwriters, and certain of its officers, directors, and investors, intentionally misled the investing public regarding the financial prospects of the Company. The complaint seeks unspecified damages, costs, attorney's fees and other relief on behalf of all purchasers of the Company's common stock during the period December 13, 1993 through June 9, 1994. Since the filing of the complaint, the plaintiffs have dismissed without prejudice a director defendant, the principal shareholder defendant and certain analyst defendants. On June 21, 1996, the court granted the Company's motion to transfer the litigation to the District of Oregon. The pretrial discovery phase of the lawsuit ended in April, 1997. A trial date has not been set. There is no assurance, however, that the lawsuit will be resolved in a timely or satisfactory manner or that the lawsuit will be resolved without significant costs to the Company.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 11.1 Statement regarding computation of per share earnings.
              Exhibit 27.1    Financial Data Schedule

         (b)  Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TriQuint Semiconductor, Inc.

     Dated:  May 13, 1997          /s/   Steven J. Sharp
                                  ----------------------------------------
                                         STEVEN J. SHARP
                                         President, Chief Executive Officer and
                                         Chairman (Principal Executive Officer)

     Dated:  May 13, 1997          /s/   Edward C.V. Winn
                                  ----------------------------------------
                                         EDWARD C.V. WINN
                                         Executive Vice President, Finance and
                                         Administration, Chief Financial
                                         Officer and Secretary
                                         (Principal Financial and Accounting
                                         Officer)

                          TRIQUINT SEMICONDUCTOR, INC.
                               INDEX TO EXHIBITS


                                                                     SEQUENTIAL
EXHIBIT NO.    DESCRIPTION                                            PAGE NO.
-----------    -----------                                            -------

11.1           Statement regarding computation of per share earnings.     20

27.1           Financial Data Schedule