Form 10-Q
period 1997-09-27
TRIQUINT SEMICONDUCTOR INC
filed 1997-11-12
CIK 913885

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       of
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 27, 1997
                         Commission File Number 0-22660

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

                            Yes   X             No


As of September 26, 1997, there were 8,476,374 shares of the registrant's common stock outstanding.

                          TRIQUINT SEMICONDUCTOR, INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION                                             PAGE NO.
------------------------------------------------------------------------------------


Item 1.   Financial Statements

               Condensed Statements of Operations -- Three and nine months
               ended September 30, 1997 and 1996                                 3

               Condensed Balance Sheets -- September 30, 1997
               and December 31, 1996                                             4

               Condensed Statements of Cash Flows -- Nine months
               ended September 30, 1997 and 1996                                 5

          Notes to condensed financial statements                                6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                    8



PART II.  OTHER INFORMATION
------------------------------------------------------------------------------------

Item 1.   Legal Proceedings                                                     22

Item 6.   Exhibits and Reports on Form 8-K                                      22

          SIGNATURES                                                            23


                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                          TRIQUINT SEMICONDUCTOR, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  ----------------------------  ----------------------------
                                                  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                     1997           1996            1997          1996
                                                  ------------   -------------  -------------  -------------
Total revenues                                     $  17,569      $  15,104      $  52,913     $  43,315
Operating costs and expenses:
     Cost of goods sold                               10,242          8,829         28,931        25,120
     Research, development and engineering             2,668          2,868          8,468         8,017
     Selling, general and administrative               3,856          2,722         10,614         7,927
                                                  ------------   -------------  -------------  -------------
          Total operating costs and expenses          16,766         14,419         48,013        41,064
                                                  ------------   -------------  -------------  -------------
          Income from operations                         803            685          4,900         2,251
                                                  ------------   -------------  -------------  -------------
Other income (expense):
     Interest income                                     906            838          2,593         2,665
     Interest expense                                   (395)          (277)        (1,102)         (723)
     Other, net                                            -            664             68           658
                                                  ------------   -------------  -------------  -------------
          Total other income, net                        511          1,225          1,559         2,600
                                                  ------------   -------------  -------------  -------------
          Income before income taxes                   1,314          1,910          6,459         4,851
Income tax expense                                         -             58          1,112           225
                                                  ------------   -------------  -------------  -------------
          Net income                                $  1,314       $  1,852       $  5,347      $  4,626
                                                  ------------   -------------  -------------  -------------
                                                  ------------   -------------  -------------  -------------
Net income per common and common
     equivalent share                                $  0.14        $  0.21        $  0.58       $  0.52
                                                  ------------   -------------  -------------  -------------
                                                  ------------   -------------  -------------  -------------
Weighted average common and common
     equivalent shares outstanding                     9,309          8,798          9,253         8,851
                                                  ------------   -------------  -------------  -------------
                                                  ------------   -------------  -------------  -------------

See notes to Condensed Financial Statements.

                          TRIQUINT SEMICONDUCTOR, INC.
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                SEPTEMBER 30,      DECEMBER 31,
ASSETS                                              1997             1996 (1)
                                                -------------      ------------
Current assets:
     Cash and cash equivalents                      14,880          $  12,907
     Restricted cash                                     -                504
     Investments                                     8,427             19,264
     Accounts receivable, net                       15,173             12,002
     Inventories, net                               13,323              9,850
     Prepaid expenses and other assets                 311                523
                                                -----------         -----------
          Total current assets                      52,114             55,050
                                                -----------         -----------
Property, plant and equipment, net                  25,514             21,987
Restricted investments                              40,163             30,508
Other non-current assets                                16                 51
                                                -----------         -----------
          Total assets                          $  117,807         $  107,596
                                                -----------         -----------
                                                -----------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current installments of capital lease
        and installment note obligations          $  4,242           $  3,373
     Accounts payable and accrued expenses          13,772             14,011
     Other current liabilities                          14                 75
                                                -----------         -----------
          Total current liabilities                 18,028             17,459
Capital lease obligations and installment note
     obligations, less current installments         11,814              9,891
                                                -----------         -----------
          Total liabilities                         29,842             27,350
                                                -----------         -----------
Shareholders' equity:
     Common stock                                  111,498            109,128
     Accumulated deficit                           (23,533)            (28,882)
                                                -----------         -----------
          Total shareholders' equity                87,965             80,246
                                                -----------         -----------
Total liabilities and shareholders' equity      $  117,807         $  107,596
                                                -----------         -----------
                                                -----------         -----------

----------------------
(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1996.

See notes to Condensed Financial Statements.

                          TRIQUINT SEMICONDUCTOR, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                        ----------------------------
                                                        September 30,   September 30,
                                                            1997            1996
                                                        -------------   -------------
Cash flows from operating activities:
     Net income                                                  $5,347     $4,626
     Adjustments to reconcile net income to
       net cash provided (used) by operating activities:
          Depreciation and amortization                           3,172      2,025
          Loss (gain) on sale of assets                             (14)      (728)
          Change in assets and liabilities
             (Increase) decrease in:
                Accounts receivable                              (3,171)    (3,167)
                Inventories                                      (3,473)    (1,324)
                Prepaid expense and other assets                    247       (270)
          Increase (decrease) in:
                Accounts payable and accrued expenses              (238)       839
                Other current liabilities                           (61)       (75)
                                                               ---------   ---------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        1,809      1,926

Cash flows from investing activities:
     Purchase of investments                                    (25,507)   (49,870)
     Purchase of restricted investments                          (9,655)   (19,846)
     Sale/Maturity of investments                                36,344     37,966
     Capital expenditures                                        (1,037)       (22)
     Proceeds from sale of assets                                   200        728
                                                               ---------   ---------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES          345    (31,044)

Cash flows from financing activities:
     Principal payments under capital lease obligations          (3,055)    (2,137)
     Issuance of common stock, net                                2,370        886
                                                               ---------   ---------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         (685)    (1,251)

          NET (DECREASE) IN CASH AND CASH EQUIVALENTS             1,469    (30,369)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD         13,411     35,051
                                                               ---------   ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD              $14,880     $4,682
                                                               ---------   ---------
                                                               ---------   ---------


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

5.   INVENTORIES
     Inventories, net of reserves, stated at the lower of cost or market consist of:
                                                    September 30,  December 31,
                                                            1997          1996
                                                     -------------  -----------

     Raw Material                                        $4,533         $3,283
     Work in Progress                                     6,862          5,136
     Finished Goods                                       1,928          1,431
                                                       --------        -------
       Total Inventories                                $13,323         $9,850
                                                       --------        -------

6.   SHAREHOLDERS' EQUITY

     Shares authorized and outstanding are as follows:
                                                    September 30,  December 31,
                                                            1997          1996
                                                     -------------  -----------
     Preferred stock, no par value,
     5,000,000 shares authorized                            -              -

     Common Stock, no par value,
     25,000,000 shares authorized                   8,476,374      8,190,125

7.   SUPPLEMENTAL CASH FLOW INFORMATION
                                                         NINE MONTHS ENDED
                                                         -----------------
                                                   September 30,  September 30,
                                                           1997           1996
                                                   -------------  -------------
     Cash Transactions:
       Cash paid for interest                            $1,092           $722
       Cash paid for income taxes                            74             17

     Non-Cash Transactions:
        Purchase of assets through capital leases        $5,847         $5,171

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

     The Company plans to adopt SFAS No. 128 in the fourth quarter of 1997 and at that time all historical net income (loss) per share data presented will be restated to conform to the provisions of this Statement.

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

     TriQuint Semiconductor, Inc. ("TriQuint" or the "Company") designs, develops, manufactures and markets a broad range of high performance analog and mixed signal integrated circuits for the wireless communications, telecommunications, datacom and computing markets. The Company utilizes its proprietary gallium arsenide ("GaAs") technology to enable its products to overcome the performance barriers of silicon devices in a variety of applications. The Company sells its products on a worldwide basis. Its end customers include, in the wireless market, Alcatel, Cellnet, Ericsson, Lucent, Motorola, Philips, Qualcomm and Rockwell; in the telecommunications market, Cisco, Lucent, Northern Telecom, Siemens and Stratus; and in the datacom and computing markets, Digital Equipment, Hitachi, IBM, Storage Technology and Texas Instruments.

RESULTS OF OPERATIONS

     The following table sets forth the statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated.



                                                  Three Months Ended           Nine Months Ended
                                             ---------------------------  ----------------------------
                                             September      September      September      September
                                                   30,            30,            30,            30,
                                                  1997           1996           1997           1996
                                                  ----           ----           ----           ----
Total revenues                                    100.0 %        100.0 %        100.0 %        100.0 %
Operating costs and expenses:
  Cost of goods sold                               58.3           58.5           54.7           58.0
  Research, development and engineering            15.2           19.0           16.0           18.5
  Selling, general and administrative              21.9           18.0           20.1           18.3
                                                -------        -------        -------        -------
    Total operating costs and expenses             95.4           95.5           90.7           94.8
                                                -------        -------        -------        -------
Income from operations                              4.6            4.5            9.3            5.2
Other income, net                                   2.9            8.1            2.9            6.0
                                                -------        -------        -------        -------
  Income before income taxes                        7.5           12.6           12.2           11.2
Income tax expense                                  0.0            0.4            2.1            0.5
                                                -------        -------        -------        -------
Net income                                          7.5 %         12.2 %         10.1 %         10.7 %
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------


TOTAL REVENUES

     The Company derives revenues from the sale of standard and customer-specific products and services. The Company's revenues also include non-recurring engineering (NRE) revenues relating to customer-specific products. The Company derives its product and service revenues from three product areas: wireless communications, telecommunications and datacom and computing.

     Total revenues for the three and nine months ended September 30, 1997 increased 16.3% and 22.2% to $17.6 million and $52.9 million, respectively, over the comparable three and nine month periods ended September 30, 1996. The increase in revenues during the three and nine month periods ended September 30, 1997 reflected an overall increase in the volume of product sales to existing and new customers in the wireless communications, telecommunications and computing markets. Domestic revenues for the three and nine months ended September 30, 1997 increased to $12.1 and $34.9 million, respectively, from $11.2 and $31.0 million, respectively, for the three and nine months ended September 30, 1996. International revenues increased to $5.5 and $18.0 for the three and nine months ended September 30, 1997, respectively, from $4.1 and $12.4 million, respectively, for the three and nine months ended September 30, 1996.

COST OF GOODS SOLD

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

     CGS increased to $10.2 million for the three months ended September 30, 1997 from $8.8 million for the three months ended September 30, 1996. However, CGS as a percentage of total revenues for the three months ended September 30, 1997 decreased to 58.3% from 58.5% for the three months ended September 30, 1996. For the nine months ended September 30, 1997, CGS rose to $28.9 million from $25.1 in the comparable period a year earlier. For the nine months ended September 30, 1997, CGS decreased as a percentage of total revenues to 54.7% from 58.0% for the comparable period a year earlier. The decrease in CGS as a percentage of total revenues from the three and nine months ended September 30, 1996, was primarily attributable to improvements in production yields and increased volume, which were partially offset by certain costs associated with the Company's startup of its new leased wafer fabrication facility in Hillsboro and variances associated with expediting costs and some faulty raw materials.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, development and engineering ("RD&E") expenses include the costs incurred in the design of products associated with NRE revenues, as well as ongoing product development and research and development activities. The Company's RD&E expenses for the three months ended September 30, 1997 decreased 7.0% to $2.7 million from $2.9 million for the three months ended September 30, 1996. RD&E expenses decreased as a percentage of total revenues from 19.0% for the three months ended September 30, 1996 to 15.2% for the three months ended September 30, 1997 primarily due to the increase in sales volume in the more current period. For the nine months ended September 30, 1997, the Company's RD&E expenses increased 5.6% to $8.5 million from $8.0 milli on for the nine months ended September 30, 1996. The growth in the absolute dollar amount of RD&E in the nine months ended September 30, 1997 compared to the year earlier period resulted from increased product development activities and NRE expenses. RD&E expenses as a percentage of total revenues decreased from 18.5% for the first nine months of 1996 to 16.0% for the first nine months of 1997. The decrease in RD&E expenses as a percentage of total revenues was the result of increased sales volume that outpaced the growth of RD&E expenses. The Company is committed to substantial investments in RD&E, and these expenses are expected to increase in absolute dollar amount in the future.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1997 increased 41.7% to $3.9 million from $2.7 million for the comparable period a year earlier. For the three months ended September 30, 1997, SG&A expenses as a percentage of total revenues increased to 21.9% from 18.0% in the comparable period a year earlier. For the nine months ended September 30, 1997, SG&A increased 33.9% to $10.6 million from $7.9 million for the nine months ended September 30, 1996. SG&A as a percentage of total revenues increased to 20.1% for the nine months ended September 30, 1997 from 18.3% for the comparable period a year earlier. The increased level of SG&A was primarily due to increased sales commissions resulting from the increase in total revenue, professional fees, depreciation associated with new assets and costs associated with the Company's move to its new leased Hillsboro facility.

OTHER INCOME (EXPENSE), NET

     Other income, net for the three and nine months ended September 30, 1997 decreased to $511,000 and $1,559,000, respectively, as compared to $1,225,000 and $2,600,000 for the comparable three and nine months ended September 30, 1996. This decrease resulted from a $680,000 gain from the sale of the Company's minority interest in its primary distributor in Europe in the three months ended September 30, 1996 and from higher interest expense associated with an increase in capital lease obligations.

INCOME TAX EXPENSE

     The effective tax rate for the three and nine months ended September 30, 1997 was 0.0% and 17.2%, respectively, which is less than the federal and state statutory rate of approximately 40% due to the use of net operating loss carryforwards. Income tax expense for the three months ended September 30, 1997 decreased to $0 compared to $58,000 for the comparable three month period ended September 30, 1996. Income tax expense for the nine months ended September 30, 1997 increased to $1,112,000 compared to $225,000 for the comparable nine month period ended September 30, 1996. This increase in income tax expense was attributable to higher profits partially offset by the use of net operating loss carryforwards.

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

LIQUIDITY AND CAPITAL RESOURCES

     In January 1994, the Company completed its initial public offering raising approximately $16.7 million, net of offering expenses. The Company completed a public offering in September 1995 raising approximately $48.1 million, net of offering expenses. In addition, the Company has funded its operations to date through sales of equity securities, bank borrowings, operating leases, capital equipment leases and cash flow from operations. As of September 30, 1997, the Company had working capital of approximately $34.1 million, including $23.3 million in cash, cash equivalents, and investments. The Company has a $10.0 million unsecured revolving line of credit with a financial institution. As of September 30, 1997, there were no borrowings under this facility. Restrictive covenants included in the line of credit require the Company to maintain (i) a total liability to tangible net worth ratio of not more than 0.75 to 1.00, (ii) a current ratio of not less than
1.75 to 1.00, (iii) minimum tangible net worth of greater than $55.8 million and (iv) cash and investments, including restricted investments, greater than $45.0 million. As of September 30, 1997, the Company was in compliance with the covenants contained in this line of credit. However, there can be no assurance that the Company will continue to be in compliance with these covenants as of any subsequent date.

     The construction of a new wafer fabrication and office complex leased by the Company in Hillsboro was recently completed. In the first quarter of 1997, the Company moved its executive, administrative, sales, marketing, test and technical offices to the new leased facility in Hillsboro. Prior to that time, such functions were conducted at the Company's former headquarters in Beaverton, Oregon. The 38,000 square foot Hillsboro wafer fabrication facility is beginning operations late in the second half of 1997 and includes a 16,000 square foot clean room.

     In May 1996, the Company entered into a five year synthetic lease through a Participation Agreement (the "Agreement") with Wolverine Leasing Corp. ("Wolverine"), Matisse Holding Company ("Matisse") and United States National Bank of Oregon ("USNB"). The lease provides for the construction and occupancy of the Company's new headquarters and wafer fabrication facility in Hillsboro under an operating lease from Wolverine and provides the Company with an option to purchase the property. At the expiration of its five year lease, the Company may exercise the option to purchase the property or renew its lease for an additional five years. Pursuant to the terms of the Agreement, USNB and Matisse made loans to Wolverine who in turn advanced the funds to the Company for the construction of the Hillsboro facility and other costs and expenses associated therewith. The loan from USNB is collateralized by investment securities pledged by the Company. Such investment securities are classified on the Company's balance sheet as restricted securities. In addition, restrictive covenants in the Agreement require the Company to maintain (i) a total liability to tangible net worth ratio of not more than
0.75 to 1.00, (ii) minimum tangible net worth greater than $50.0 million and
(iii) cash and liquid investment securities, including restricted securities, greater than $45.0 million. As of September 30, 1997, the Company was in compliance with the covenants described above. However, there can be no assurance that the Company will continue to be in compliance with these covenants as of any subsequent date.

The following table presents a summary of the Company's cash flows (in thousands):

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------
                                                         1997           1996
                                                         ----           ----
Net cash and cash equivalents provided
  (used) by operating activities                      $  1,809       $  1,926
Net cash and cash equivalents provided
  (used) by investing activities                           345        (31,044)
Net cash and cash equivalents provided
  (used) by financing activities                          (685)        (1,251)
                                                      --------        --------
Net increase (decrease) in cash and cash
  equivalents                                         $  1,469       $(30,369)
                                                      --------       ---------
                                                      --------       ---------

     For the nine months ended September 30, 1997, cash provided by operating activities was $1.8 million and related to an increase in cash generated by net income of $5.3 million and depreciation and amortization of $3.2 million but was offset in part by growth of $3.2 million and $3.5 million in accounts receivable and inventory, respectively. Inventory growth was due to the Company's impending move to its new leased Hillsboro wafer fabrication facility and concerns about possible reductions in output during the transition and, to a lesser extent, increased sales levels. For the nine months ended September 30, 1996, cash provided by operating activities was $1.9 million and consisted of net income of $4.6 million and an increase in accounts payable and accrued expenses, but was partially offset by increases in accounts receivable, inventory and gain on sale of assets.

     For the nine months ended September 30, 1997, cash provided by investing activities was $345,000. Cash provided by investing activities grew as a result of the sale and/or maturity of $36.3 million of investments. Cash provided by investing activities was offset by the purchase of $25.5 million of investments, the purchase of $9.7 million of restricted investments and capital expenditures of $1.0 million. In the comparable period a year earlier, cash used by investing activities was $31.0 million, and was primarily the result of a net purchase of investments.

     For the nine months ended September 30, 1997 and September 30, 1996, cash used by financing activities was $685,000 and $1.3 million, respectively, and related primarily to the principal payments made on capital leases and installment notes but was partially offset by the issuance of common stock upon option exercises.

     Capital expenditures were approximately $1.0 million for the nine months ended September 30, 1997. In this period, the Company also established $5.8 million in new capital leases. The Company anticipates that its capital equipment needs, including manufacturing and test equipment and computer hardware and software, will require additional expenditures of $2.0 million during the remainder of 1997.

     The Company believes that its current cash and cash equivalent balances, together with cash anticipated to be generated from operations and anticipated financing arrangements, will satisfy the Company's projected working capital and capital expenditure requirements for the next twelve months. However, the Company may be required to finance any additional requirements through additional equity or debt financings or credit facilities. There can be no assurance that such additional financings or credit facilities will be available, or if available, that they will be on satisfactory terms.

FACTORS AFFECTING FUTURE RESULTS

     VARIABILITY OF OPERATING RESULTS AND CYCLICALITY OF SEMICONDUCTOR INDUSTRY - The Company's quarterly and annual results of operations have varied in the past and may vary significantly in the future due to a number of factors, including cancellation or delay of customer orders or shipments; market acceptance of the Company's or its customers' products; the Company's success in achieving design wins; variations in manufacturing yields; timing of announcement and introduction of new products by the Company and its competitors; changes in revenue and product mix; competitive factors; changes in manufacturing capacity and variations in the utilization of such capacity; variations in average selling prices; variations in operating expenses; the long sales cycles associated with the Company's customer specific products; the timing and level of product and process development costs; the cyclicality of the semiconductor industry; the timing and level of nonrecurring engineering ("NRE") revenues and expenses relating to customer specific products; changes in inventory levels; and general economic conditions. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's results of operations. For example, in June 1994, Northern Telecom, the Company's largest customer, requested that the Company delay shipment of certain of its telecommunications devices to Northern Telecom. This decision, together with a general softness of orders in the telecommunications market, materially adversely affected the Company's revenues and results of operations in the second quarter of 1994 and for the balance of that year. The Company expects that its operating results will continue to fluctuate in the future as a result of these and other factors. The Company's expense levels are based, in part, on its expectations as to future revenue and, as a result, net income would be disproportionately and adversely affected by a reduction in revenue. Due to potential quarterly fluctuations in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Furthermore, it is likely that in some future quarter the Company's net sales or operating results will be below the expectations of public market securities analysts or investors. In such event, the market price of the Company's Common Stock would likely be materially adversely affected.

     EXPIRATION OF FACILITY LEASE; TRANSITION OF MANUFACTURING OPERATIONS TO A NEW FACILITY - The Company's current lease on the wafer fabrication facility owned by Maxim expires in January 1998. The construction of the new wafer fabrication and office complex leased by the Company in Hillsboro, Oregon was recently completed. The Company intends to consolidate all operations into this facility by the end of 1997. The Company's administrative, engineering, sales and marketing offices and test operations moved into this new facility during the first quarter of 1997 and the Company anticipates that it will commence wafer production in the new facility during the second half of 1997. The Company will operate both manufacturing facilities until the Hillsboro facility is operating at normal capacity or until the lease on the Maxim facility expires. Given the long lead times associated with bringing a new facility to full operation, it is likely that the Company will incur substantial expenses before achieving volume production in the Hillsboro facility. The transfer of the Company's wafer fabrication operation to the Hillsboro facility will involve a number of significant risks and uncertainties, including, but not limited to, manufacturing transition, startup or process problems, construction, process qualification or equipment delays, cost overruns or shortages of equipment or materials, any of which may also adversely affect yields. Should there be delays in commencing production at the Hillsboro facility, the Company may not have adequate capacity to respond to all orders during the transition period. In addition, if the Hillsboro facility does not become fully operational prior to the expiration of the lease on the Maxim facility, there can be no assurance that the Company would not have to reduce its overall level of production. There can be no assurance that the Company will be able to successfully transition its manufacturing operations to the Hillsboro facility prior to the expiration of the Company's lease of the Maxim facility or that the Company will not experience difficulties in replicating critical manufacturing processes or a reduction in manufacturing output as a result. Moreover, believing that the Company's transition to the Hillsboro facility could cause manufacturing delays, some customers may have purchased quantities of the Company's products in recent fiscal quarters in excess of such customers' respective immediate needs and may continue to do so. As a result, the Company's operating results in subsequent quarters may be materially adversely affected. The transition of manufacturing operations to the Hillsboro facility could place significant strain on the Company's management and engineering resources and result in diversion of management attention from the day-to-day operation of the Company's business.

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

     PRODUCT QUALITY, PERFORMANCE AND RELIABILITY - The fabrication of GaAs integrated circuits is a highly complex and precise process. The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. GaAs integrated circuits as complex as those offered by the Company often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. As has occurred with most other semiconductor manufacturers, the Company has from time to time experienced product quality, performance or reliability problems, although no such problems have had a material adverse effect on the Company's operating results. There can be no assurance, however, that defects or failures will not occur in the future relating to the Company's product quality, performance and reliability that may have a material adverse effect on the Company's results of operations. Furthermore, the Company's transition to the Hillsboro facility could exacerbate these risks. If such failures or defects occur, the Company could experience lost revenue, increased costs (including warranty expense and costs associated with customer support), delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

     RELIANCE ON SIGNIFICANT CUSTOMERS; CUSTOMER CONCENTRATION - A significant portion of the Company's revenues in each fiscal period has historically been concentrated among a limited number of customers. In recent periods, sales to certain of the Company's major customers as a percentage of total revenues have fluctuated. In the nine months ended September 30, 1997, Northern Telecom accounted for approximately 11.0% of total revenues. In 1996, Cirrus Logic, Giga A/S and Northern Telecom accounted for approximately 16.5%, 12.3%, and 11.9%, respectively, of total revenues. In 1995, Cirrus Logic, Northern Telecom and Giga A/S accounted for approximately 23.7%, 13.5% and 10.9%, respectively, of total revenues. The Company expects that sales to a limited number of customers will continue to account for a substantial portion of its total revenues in future periods. The Company does not have long-term agreements with any of its customers. Customers generally purchase the Company's products pursuant to cancelable short-term purchase orders. The Company's business, financial condition and results of operations have been materially adversely affected in the past by the failure of anticipated orders to materialize and by deferrals or cancellations of orders. If the Company were to lose a major customer, in particular Northern Telecom, or if orders by or shipments to a major customer were to otherwise decrease or be delayed, the Company's business, financial condition and results of operations would be materially adversely affected.

     DEPENDENCE ON CUSTOMER SPECIFIC PRODUCTS - A substantial portion of the Company's products are designed to address the needs of individual customers. Frequent product introductions by systems manufacturers make the Company's future success dependent on its ability to select customer specific development projects which will result in sufficient production volume to enable the Company to achieve manufacturing efficiencies. Because customer specific products are developed for unique applications, the Company expects that some of its current and future customer specific products may never be produced in volume. In addition, in the event of delays in completing designs or the Company's failure to obtain development contracts from customers whose systems achieve and sustain commercial market success, the Company's business, financial condition and results of operations could be materially adversely affected.

     DEPENDENCE ON NEW PRODUCTS AND PROCESSES - The Company's future success depends on its ability to develop and introduce in a timely manner new products and processes which compete effectively on the basis of price and performance and which adequately address customer requirements. The success of new product and process introductions is dependent on several factors, including proper selection of such products and processes, the ability to adapt to technological changes and to support emerging and established industry standards, successful and timely completion of product and process development and commercialization, market acceptance of the Company's or its customers' new products, achievement of acceptable wafer fabrication yields and the Company's ability to offer new products at competitive prices. No assurance can be given that the Company's product and process development efforts will be successful or that its new products or processes will achieve market acceptance. In addition, as is characteristic of the semiconductor industry, the average selling prices of the Company's products have historically decreased over the products' lives and are expected to continue to do so. To offset such decreases, the Company relies primarily on achieving yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and which therefore can be sold at higher average selling prices. To the extent that such cost reductions and new product or process introductions do not occur in a timely manner or the Company's or its customers' products do not achieve market acceptance, the Company's business, financial condition and results of operations could be materially adversely affected.

     PRODUCT AND PROCESS DEVELOPMENT AND TECHNOLOGICAL CHANGE - The market for the Company's products is characterized by frequent new product introductions, evolving industry standards and rapid changes in product and process technologies. Because of continual improvements in these technologies, including those in high performance silicon where substantially more resources are invested than in GaAs technologies, the Company believes that its future success will depend, in part, on its ability to continue to improve its product and process technologies and to develop in a timely manner new technologies in order to remain competitive. The Company is currently in the process of enhancing its existing fabrication process technologies and developing new fabrication process technologies, and there can be no assurance that the Company will be successful in these efforts. In addition, the Company must adapt its products and processes to technological changes and to support emerging and established industry standards. There can be no assurance that the Company will be able to improve its existing products and process technologies, develop in a timely manner new technologies or effectively support industry standards. The failure of the Company to improve its products and process technologies, develop new technologies and support industry standards would have a material adverse effect on the Company's business, financial condition and results of operations.

     EVOLVING INDUSTRY STANDARDS - The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. If technologies or standards supported by the Company's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business, financial condition and results of operations may be materially adversely affected. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in the regulatory approval process may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers. These delays have in the past had and may in the future have a material adverse effect on the sale of products by the Company and on its business, financial condition and results of operations.

     PENDING LITIGATION - On June 9, 1994 the Company issued a press release indicating that softness in the Company's telecom revenues would adversely affect the Company's financial results. The cause for the reduction in revenues was a general softness in orders in the telecommunications market, including orders from Northern Telecom, the Company's largest customer. As a result of this announcement, the Company's stock price decreased by 48% on June 10, 1994. On July 12, 1994, a stockholder class action lawsuit was filed against the Company, its underwriters, and certain of its officers, directors and investors in the United States District Court for the Northern District of California. The suit alleges that the Company, its underwriters, and certain of its officers, directors and investors intentionally misled the investing public regarding the financial prospects of the Company. Certain provisions of the Company's Certificate of Incorporation and indemnification agreements between the Company and its officers and directors require the Company to advance to such officers and directors ongoing legal expenses of defending the suit and may require the Company to indemnify them against judgments rendered on certain claims. Since the filing of the complaint, the plaintiffs have dismissed without prejudice a director defendant, the principal stockholder defendant, the underwriter defendants and certain analyst defendants. On June 21, 1996, the Court granted the Company's motion to transfer the litigation to the District of Oregon. The pretrial discovery phase of the lawsuit ended July 1, 1997. The court has not established a schedule for the trial of this action. The Company expects to continue to incur significant legal expenses on its behalf and on behalf of such officers and directors in connection with this litigation. In addition, defending this litigation has resulted and will likely continue to result in the diversion of management's attention from the day-to-day operations of the Company's business. Although the Company does not believe that it or any of its officers or directors has engaged in any wrongdoing, there can be no assurance that this stockholder litigation will be resolved in the Company's favor. An adverse result, settlement or prolonged litigation could have a material adverse effect on the Company's business, financial condition or results of operations.

     COMPETITION - The semiconductor industry is intensely competitive and is characterized by rapid technological change, rapid product obsolescence and price erosion. Currently, the Company competes primarily with manufacturers of high performance silicon semiconductors such as Cypress, Motorola and Philips and with manufacturers of GaAs semiconductors such as Vitesse and Anadigics. The Company expects increased competition both from existing competitors and from a number of companies which may enter the GaAs integrated circuit market, as well as future competition from companies which may offer new or emerging technologies such as silicon germanium. Most of the Company's current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. Additionally, manufacturers of high performance silicon semiconductors have achieved greater market acceptance of their existing products and technologies in certain applications. There can be no assurance that the Company will face increased competition or that the Company will be able to compete successfully in the future. The failure of the Company to successfully compete in its markets would have a material adverse effect on the Company's business, financial condition and results of operations.

     ADOPTION OF GaAs COMPONENTS BY SYSTEMS MANUFACTURERS - Silicon semiconductor technologies are the dominant process technologies for integrated circuits and these technologies continue to improve in performance. TriQuint's prospective customers are frequently systems designers and manufacturers who are utilizing such silicon technologies in their existing systems and who are evaluating GaAs integrated circuits for use in their next generation high performance systems. Customers may be reluctant to adopt TriQuint's products because of perceived risks relating to GaAs technology generally. Such perceived risks include the unfamiliarity of designing systems with GaAs products as compared with silicon products, concerns related to manufacturing costs and yields, novel design and unfamiliar manufacturing processes and uncertainties about the relative cost effectiveness of the Company's products compared to high performance silicon integrated circuits. In addition, customers may be reluctant to rely on a smaller company such as TriQuint for critical components. There can be no assurance that additional systems manufacturers will design the Company's products into their respective systems, that the companies that have utilized the Company's products will continue to do so in the future or that GaAs technology will achieve widespread market acceptance. Should the Company's GaAs products fail to achieve market acceptance or be utilized in manufacturers' systems, the Company's business, financial condition and results of operations would be materially adversely affected.

     GaAs COMPONENTS MORE COSTLY TO PRODUCE - The production of GaAs integrated circuits has been and continues to be more costly than the production of silicon devices. This cost differential relates primarily to higher costs of the raw wafer material, lower production yields associated with the relatively immature GaAs technology and higher unit costs associated with lower production volumes. Although the Company has reduced unit production costs by increasing wafer fabrication yields, by achieving higher volumes and by obtaining lower raw wafer costs, there can be no assurance that the Company will be able to continue to decrease production costs. In addition, the Company believes that its costs of producing GaAs integrated circuits will continue to exceed the costs associated with the production of silicon devices. As a result, the Company must offer devices which provide superior performance to that of silicon based devices such that the perceived price/performance of its products is competitive. There can be no assurance that the Company can continue to identify markets which require performance superior to that offered by silicon solutions, or that the Company will continue to offer products which provide sufficiently superior performance to offset the cost differential.

     MANAGEMENT OF GROWTH - The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to attract, train, motivate, manage and retain new employees successfully, to integrate new employees into its overall operations and in particular its manufacturing operations, and to continue to improve its operational, financial and management information systems.

     DEPENDENCE ON KEY PERSONNEL - The Company's future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to identify, attract and retain qualified technical and management personnel, particularly highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. Furthermore, there may be only a limited number of persons in the Company's geographic area with the requisite skills to serve in these positions. Several companies have recently announced intentions to build wafer fabrication plants in the Company's geographic area in the near future, and it may become increasingly difficult for the Company to attract and retain such personnel. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company.

     SOLE SOURCES OF MATERIALS AND SERVICES - The Company currently procures certain components and services for its products from single sources such as ceramic packages from Kyocera. The Company purchases these components and services on a purchase order basis, does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. If the Company were to change any of its sole source vendors, the Company would be required to requalify the components with each new vendor. Requalification could prevent or delay product shipments which could materially adversely affect the Company's results of operations. In addition, the Company's reliance on sole source vendors involves several risks, including reduced control over the price, timely delivery, reliability and quality of the components. Any inability of the Company to obtain timely deliveries of components of acceptable quality in required quantities or any increases in the prices of components for which the Company does not have alternative sources could materially adversely affect the Company's business, financial condition and results of operations. Although the Company has not to date experienced any significant difficulty in obtaining these components, no assurance can be given that shortages will not occur in the future.

     CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY - The semiconductor industry has historically been characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, major additions of wafer fabrication capacity, maturing product cycles or declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity and subsequent accelerated price erosion, and in some cases have lasted for extended periods of time. The Company's business has in the past been and could in the future be materially adversely affected by industry wide fluctuations. The Company's continued success will depend in large part on the continued growth of the semiconductor industry in general and its customers' markets in particular. No assurance can be given that the Company's business, financial condition and results of operations will not be materially adversely affected in the future by cyclical conditions in the semiconductor industry or in any of the markets served by the Company's products.

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

     RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT - The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its suppliers may from time to time be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, indemnify its customers, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures of substantial time and other resources by the Company. In the event that any third party makes a successful claim against the Company or its customers and a license is not made available to the Company on commercially reasonable terms, the Company's business, financial condition and results of operations would be materially adversely affected.

     ENVIRONMENTAL REGULATIONS - The Company is subject to a variety of federal, state and local laws, rules and regulations related to the discharge or disposal of toxic, volatile or other hazardous chemicals used in its manufacturing process. The failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or a cessation of operations. Such regulations could require the Company to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. In addition, the Company relies to a great extent upon the hazardous waste disposal system of Tektronix at the Maxim wafer fabrication facility. Since the Company's Maxim manufacturing facilities are located in the same building as certain integrated circuit manufacturing operations of Maxim, the Company's waste streams are co-mingled with those of Maxim, which could result in increased liability on the part of the Company, and are treated prior to final discharge or other disposal. Any failure by the Company or Tektronix to control the use of, or to adequately restrict the discharge of, hazardous substances could subject the Company to future liabilities or could cause its manufacturing operations to be suspended, resulting in a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company will be responsible for hazardous waste disposal and compliance with other regulatory requirements at the Hillsboro wafer fabrication facility. Because of its reliance on Tektronix for these matters in connection with its operation of the Maxim facility, the Company's experience in this area is not as extensive as if the Company had been responsible for these matters at the Maxim facility. Any failure by the Company to comply with applicable environmental and other regulations in connection with its operation of the Hillsboro facility could result in a reduction or suspension of operations or significant fines or other liabilities, any of which could have a material adverse effect on the Company's results of operations.

     RISKS ASSOCIATED WITH INTERNATIONAL SALES - Sales outside of the United States were $12.7 million, $14.8 million, $18.1 million and $17.9 million in 1994, 1995 and 1996 and the nine months ended September 30, 1997, respectively. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, due to the technological advantage provided by GaAs in many military applications, all of the Company's sales outside of North America must be licensed by the Office of Export Administration of the U.S. Department of Commerce. Although the Company has not experienced significant difficulty in obtaining these licenses, failure to obtain such licenses or delays in obtaining such licenses in the future could have a material adverse effect on the Company's results of operations. Furthermore, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products less price competitive. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

     DEPENDENCE ON ASSEMBLY CONTRACTORS - The Company's finished GaAs wafers are assembled and packaged by five independent subcontractors, three of which are located outside of the United States. Although the Company has not yet experienced significant problems or interruptions in supply from its assembly contractors, any prolonged work stoppages or other failure of these contractors to supply finished products would have a material adverse effect on the Company's business, financial condition and results of operations.

     FUTURE ACQUISITIONS - Company management frequently evaluates the strategic opportunities available to it and may in the near-term or long-term future pursue acquisitions of complementary products, technologies or businesses. Future acquisitions by the Company may result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions by the Company have the potential to result in dilutive issuances of equity securities, the incurrence of additional debt, and amortization expenses related to goodwill and other intangible assets that may materially adversely affect the Company's results of operations.

     ANTI-TAKEOVER EFFECT OF DELAWARE LAW AND CERTAIN CHARTER AND BYLAWS PROVISIONS ON PRICE OF COMMON STOCK - Certain provisions of the Company's Certificate of Incorporation and Bylaws such as cumulative voting for directors, the inability of stockholders to act by written consent, the inability of stockholders to call special meetings without the consent of the Board of Directors and advance notice requirements for stockholder meeting proposals or director nominations may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price certain investors may be willing to pay in the future for shares of the Company's Common Stock. Certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

     ISSUANCE OF PREFERRED STOCK - The Board of Directors has the authority to issue up to 5,000,000 shares of undesignated Preferred Stock and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated Preferred Stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the Company's stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of Common Stock. The issuance of Preferred Stock under certain circumstances could have the effect of delaying, deferring or preventing a change in control of the Company.

     VOLATILITY OF STOCK PRICE - The market price of the shares of Common Stock has been and is likely to continue to be highly volatile and significantly affected by factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, changes in analysts' expectations, governmental regulatory action, developments with respect to patents or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

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


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Exhibit 11.1 Statement regarding computation of per share earnings.
             Exhibit 27.1   Financial Data Schedule

        (b)  Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the nine months ended September 30, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TriQuint Semiconductor, Inc.



     Dated:  November 12, 1997   /s/     Steven J. Sharp
                                 ---------------------------------------
                                         STEVEN J. SHARP
                                         President, Chief Executive Officer and
                                         Chairman (Principal Executive Officer)


     Dated:  November 12, 1997   /s/     Edward C.V. Winn
                                 ---------------------------------------
                                         EDWARD C.V. WINN
                                         Executive Vice President, Finance and
                                         Administration,
                                         Chief Financial Officer and Secretary
                                         (Principal Financial and Accounting
                                         Officer)

                         TRIQUINT SEMICONDUCTOR, INC.
                              INDEX TO EXHIBITS




                                                                            SEQUENTIAL
EXHIBIT NO.                        DESCRIPTION                                PAGE NO.
-----------                        -----------                                --------

11.1               Statement regarding computation of per share earnings.        25

27.1               Financial Data Schedule
