Form 10-K405
period 1997-12-31
TRIQUINT SEMICONDUCTOR INC
filed 1998-03-31
CIK 913885

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER: 0-22660

                            ------------------------

                          TRIQUINT SEMICONDUCTOR, INC.

             (Exact name of registrant as specified in its charter)

         DELAWARE                 95-3654013
      (State or other          (I.R.S. Employer
      jurisdiction of           Identification
     incorporation or               Number)
       organization)

           2300 N.E. BROOKWOOD PARKWAY
             HILLSBORO, OREGON 97124
     (Address of principal executive office)
  Registrant's Telephone number, including area
               code: (503) 615-9000

                            ------------------------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE
          Securities Registered Pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 1998 as reported on the Nasdaq Stock Market's National Market, was approximately $240,761,804. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 28, 1998, registrant had outstanding 9,355,978 shares of Common Stock.

    The Index to Exhibits appears on page 16 of this document.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement, dated April 15, 1998. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated by reference in Parts II and IV of Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TRIQUINT SEMICONDUCTOR, INC.
                        1997 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS
                                     PART I

                                                                                                                PAGE
                                                                                                                -----
ITEM 1.      BUSINESS......................................................................................           3

ITEM 2.      PROPERTIES....................................................................................          14

ITEM 3.      LEGAL PROCEEDINGS.............................................................................          15

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................          15

                                                        PART II

ITEM 5.      MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................          15

ITEM 6.      SELECTED FINANCIAL DATA.......................................................................          15

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........          15

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................          15

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........          16

                                                        PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................          16

ITEM 11.     EXECUTIVE COMPENSATION........................................................................          16

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................          16

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................          16

                                                        PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K...............................          17

                                     PART I

ITEM 1. BUSINESS

    The following contains forwarding-looking statements based on current expectations and entails various risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein. These forward-looking statements include, but are not limited to, those regarding the Company's markets, customers, products and competition. Certain risks that the Company faces include, but are not limited to, the risk of lower than expected production yields, the risks associated with operating its own wafer fabrication facilities, the risks stemming from failure to receive orders to produce a high volume of products that are custom-designed, the risks associated with integrating recent acquisitions and the risks associated with reliance on a limited number of suppliers, some of which are outside the United States.

    Triquint Semiconductor, Inc. ("TriQuint" or the "Company") designs, develops, manufactures and markets a broad range of high performance analog and mixed signal integrated circuits for the wireless communications, telecommunications and computing markets. The Company utilizes its proprietary gallium arsenide ("GaAs") technology to enable its products to overcome the performance barriers of silicon devices in a variety of applications. The Company sells its products on a worldwide basis and the Company's end user customers include Alcatel, Cellnet Data Systems, Cisco Systems, Ericsson, IBM, Lucent Technologies, Motorola, Northern Telecom, Siliconix and Storage Technology.

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

    The telecommunications industry is encountering increasing demand for higher transmission rates and increased capacity to accommodate the growth of traditional voice traffic and higher levels of data traffic arising from widely-used applications such as facsimile communications, computer networking and online and Internet services. Today's advanced telecommunications systems employ high speed switching networks and fiber optic cable operating in accordance with high frequency standards such as synchronous optical network ("SONET"), Synchronous Digital Hierarchy ("SDH"), integrated services digital network ("ISDN") and the asynchronous transfer mode ("ATM") standard. For example, high performance SONET telecommunications systems can operate at frequencies of 2.48 gigabits per second or higher. The advent of video communications and multimedia (combinations of voice, video and data) are placing further demands on these systems for even higher data transmission rates.

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

    Frequency bands are allocated to the various wireless communications applications by government regulatory bodies throughout the world. The allocation is based, among other factors, upon the availability of unallocated frequency bands and the ability of equipment to operate effectively in these bands. As the lower frequency bands become fully allocated and congested, and the volume and rate of communications increases, the trend is toward the allocation and use of higher frequency bands. A major example is the U.S. government's auction of PCS licenses. PCS systems operate at approximately twice the frequency of conventional cellular systems. The speed of GaAs technology makes it well-suited for applications at these higher frequencies.

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

    CUSTOMERS

    The Company has a broad customer base of leading systems manufacturers and has shipped products or provided manufacturing services directly to approximately 180 end user customers and distributors. Northern Telecom accounted for approximately 12% of the Company's total revenues in 1997. In 1996, Cirrus Logic, Northern Telecom, and GIGA A/S, a European distributor, accounted for approximately 17%, 12%, and 12% of the Company's total revenues, respectively. No other customer of the Company accounted for greater than 10% of total revenues during these periods. If the Company were to lose any major customer or if sales were to otherwise decrease, the Company's operating results would be adversely affected.

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

    Customer-specific designs are generally implemented by one of two methods. Under the first method, the customer supplies the Company with detailed performance specifications and TriQuint performs the complete design, development and subsequent manufacturing of the integrated circuits. Under the second method, TriQuint supplies circuit design and process rules to its wireless communication customers and the customer's internal engineering staff designs the product which TriQuint then manufactures.

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

    MMIC BUSINESS

    On January 13, 1998, the Company acquired substantially all of the assets of the Monolithic Microwave Integrated Circuit (MMIC) operations of the former Texas Instruments' Defense Systems & Electronics Group from Raytheon TI Systems, Inc. (RTIS), a Delaware corporation and a wholly owned subsidiary of Raytheon Company (Raytheon). The MMIC operations include the GaAs foundry and MMIC business of the R/F Microwave Business Unit that RTIS acquired on July 11, 1997 from Texas Instruments Incorporated (TI) which MMIC business includes without limitation, TI's GaAs Operations Group, TI's Microwave GaAs Products Business Unit, the MMIC component of TI's Microwave GaAs Products Business Unit, the MMIC component of TI's Microwave Integrated Circuits Center of Excellence and the MMIC research and development component of TI's Systems Component Research Laboratory (collectively, the MMIC Business).

    The MMIC Business designs, develops, produces and sells advanced GaAs MMIC products which are used in defense and commercial applications. In the area of defense applications, the MMIC Business supplies military contractors with MMIC products and services for applications such as high power amplifiers, low noise amplifiers, switches and attenuators for active array radar, missiles, electronic warfare systems and space communications systems. In commercial applications, the MMIC Business provides products and services for wireless and space-based communications.

    Acquisition transactions are accompanied by a number of risks, including, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired technology and rights into the Company's products, expenses associated with the transactions, expenses associated with acquired in-process research and development, additional operating expenses, the maintenance of uniform standards, controls, procedures and policies, the impairment of relationships with employees and customers as a result of any integration of new management personnel, and the potential unknown liabilities associated with acquired businesses. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with its acquisition of the MMIC Business.

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

    TriQuint's manufacturing strategy is primarily to use high volume core process technologies which enables it to provide cost-effective solutions for its customers. The Company's advanced wafer manufacturing process emphasizes stability, uniformity and repeatability. Unlike its GaAs competitors who have typically concentrated on either digital or analog products, TriQuint has intentionally pursued process technologies that are cost-effective for digital, analog and mixed signal applications. As a result of the ability to primarily utilize core processes in the manufacture of its products, the Company is able to enjoy the cost advantages associated with standard high volume semiconductor manufacturing practices. The core process technology, which employs all implanted structures, 4 micron metal pitch and 0.5 to 0.7 micron geometries, involves 10 to 16 mask steps, has a cutoff frequency of up to 21 GHz and is scalable. This scalability facilitates further cost reduction and performance improvement. The Company believes that its process technology and manufacturing approach allows it to achieve higher yields and shorter cycle times than are typical for GaAs processes and which are comparable to high performance silicon processes.

    The Company applies the technological advances within the silicon and related support industries to its design and manufacturing processes. TriQuint utilizes popular CAD and process control tools and test equipment. The Company uses standard silicon industry packages primarily, and subcontracts its product assembly operations.

MANUFACTURING

    The Company's wafer manufacturing facility is located at its leased headquarters location in Hillsboro, Oregon. The Company moved its executive, administrative, test and technical offices to a new 124,000 square foot leased facility in Hillsboro, Oregon in the first quarter of 1997. Prior to that time, such functions were conducted at the Company's former headquarters in Beaverton, Oregon. During the fourth quarter of 1997, the Company relocated its wafer fabrication and all other remaining operations to the new Hillsboro site. The Company's lease of its former wafer fabrication and manufacturing facility, a facility located in Beaverton, Oregon and owned by Maxim Integrated Products, Inc., expired in January, 1998. The Hillsboro wafer fabrication facility consists of 38,000 square feet, of which 17,000 is operated as a class 10 performance clean room.

    The Company's MMIC facility (the MMIC Facility) is comprised of two buildings shared with RTIS located in Dallas, Texas. Manufacturing and office facilities are housed in the North Building and a research and development laboratory is housed in the Research East Building. Pursuant to the terms of the Company's acquisition agreement for the MMIC Business, the Company has agreed to a partitioning and relocation plan to better segregate the Company's MMIC operations from RTIS's operations. After implementation of the partitioning plan, the MMIC Facility will comprise approximately 100,000 square feet in the North Building. The Company anticipates that the partitioning plan will be implemented by December 31, 1998.

    The MMIC Facility is subleased from RTIS, which leases the premises from Texas Instruments, through July 10, 2002. The Company has the right to renew its sublease of the MMIC Facility for up to three additional five year periods in the event that RTIS exercises its rights to renew its lease from Texas Instruments. There can be no assurance, however, that RTIS will extend its lease beyond July 10, 2002.

    The fabrication of semiconductor products is highly complex and sensitive to dust and other contaminants, requiring production in a highly controlled, clean environment. Minute impurities, difficulties in the fabrication process or defects in the masks used to print circuits on the wafers can cause a substantial percentage of the wafers to be rejected or numerous die on each wafer to be nonfunctional. As compared to silicon technology, the less mature stage of GaAs technology leads to somewhat greater difficulty in circuit design and in controlling parametric variations, thereby yielding fewer good die per wafer. The more brittle nature of GaAs wafers can lead to higher processing losses than experienced with silicon wafers. To maximize wafer yield and quality, the Company tests its products in various stages in the fabrication process, maintains continuous reliability monitoring and conducts numerous quality control inspections throughout the entire production flow using analytical manufacturing controls. A sustained failure to maintain acceptable yields would have a material adverse effect on the Company's operating results.

    The Company's operation of its own manufacturing facilities entails a high level of fixed costs. Such fixed costs consist primarily of facility occupancy costs, investment in manufacturing equipment, repair, maintenance and depreciation costs related to equipment and fixed labor costs related to manufacturing and process engineering. The Company's manufacturing yields vary significantly among its products, depending upon a given product's complexity and the Company's experience in manufacturing such product. The Company has in the past and may in the future experience substantial delays in product shipments due to lower than expected production yields. In addition, during periods of low demand, high fixed wafer fabrication costs could have a material adverse effect on the Company's operating results.

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

    The raw materials and equipment used in the production of the Company's integrated circuits are available from several suppliers. The Company currently has approximately six fully qualified wafer and mask set vendors, at least two of which are located in the United States.

    The Company assembles a portion of its products in-house but also uses outside assembly contractors. The Company performs in-house assembly for small lots of critical parts, engineering lots and assembly development for new packages. Outside assembly and tape and reel services for volume production are contracted to ten vendors, four of which are located in the United States. The Company purchases high performance, multilayer ceramic packages from two vendors, neither of which is located in the United States. TriQuint believes it was the first supplier of GaAs integrated circuits to introduce plastic packages in volume production. The Company currently purchases plastic packaging services from six suppliers, one of which is located in the United States. A reduction or interruption in the performance of assembly services by subcontractors or a significant increase in the price changed for such services could adversely affect the Company's operating results.

SALES AND DISTRIBUTION

    The Company sells its products through independent manufacturer's representatives and distributors and through a direct sales staff. As of December 31, 1997, TriQuint had 24 independent manufacturer's representative firms and two distributors in North America. TriQuint's six person direct sales management staff provides sales direction and support to the manufacturer's representatives and distributors. Domestic sales management offices are located in the metropolitan areas of Boston; Dallas; Los Angeles; Portland, Oregon; Philadelphia and San Jose. International business is supported by a network of 14 technical distributors in Europe, the Pacific Rim and Israel. The Company also established its first foreign subsidiary, TriQuint Semiconductor GmbH, in Munich, Germany during 1997. The primary activity of this subsidiary is sales and marketing and currently employs one sales manager. As part of the acquisition of the MMIC Business in January 1998, the Company also established sales offices in the United Kingdom and France. Sales outside of the United States were $24.3 million, $18.1 million and $14.8 million in 1997, 1996 and 1995, respectively. All international sales of the Company's products are denominated in U.S. dollars in order to reduce the exchange rate risks. Sales outside of the United States involve a number of inherent risks, including reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside of the United States and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, due to the technological advantage provided by GaAs in military applications, all export sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. Although the Company has experienced no difficulty in obtaining these licenses, failure to obtain these licenses in the future could have a material adverse effect on the Company's results of operations.

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

RESEARCH AND DEVELOPMENT

    The Company's research and development efforts are focused on the design of new integrated circuits, improvement of existing device performance, development of new processes, cost reductions in the manufacturing process and improvements in device packaging. New product developments for the wireless communications market include standard and customer-specific devices for satellite communications, analog and digital cellular telephones, PCS, wireless local area networks and wireless modems. New telecommunications product development efforts include higher performance switching, transmission and data conversion standard products as well as customer-specific products. New data communications chipsets are also being developed to support emerging communications standards.

    The Company's research, development and engineering expenses in 1997, 1996 and 1995 were approximately $11.5 million, $10.9 million and $9.2 million, respectively, and include non-recurring engineering (NRE) expenses funded by customers. As of December 31, 1997, there were approximately 116 employees engaged in activities related to process and product research and development. The Company expects that it will continue to spend substantial funds on research and development.

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

COMPETITION

    The market for high performance semiconductors is highly competitive and subject to rapid technological change. Due to the increasing requirements for high speed components, the Company expects intensified competition from existing silicon device suppliers and the entry of new competition producing either silicon or GaAs components or components incorporating new technologies such as silicon germanium. The Company currently competes against silicon products offered principally by large semiconductor manufacturers such as AMCC, Motorola and Philips. In addition, the Company also currently competes against other GaAs semiconductor manufacturers, such as Anadigics and Vitesse. It is expected that additional future competition will primarily come from large semiconductor companies that have developed GaAs integrated circuit capabilities such as Fujitsu, Motorola and NEC. Such companies have substantially greater technical, financial and marketing resources and name recognition than the Company. Increased competition could adversely affect the Company's revenue and profitability.

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

    The production of GaAs integrated circuits has been and continues to be more costly than the production of silicon devices. This cost differential relates primarily to higher costs of the raw wafer material, lower production yields associated with the relatively immature GaAs technology and higher unit costs associated with lower production volumes. Although the Company has reduced production costs through decreasing raw wafer costs, increasing fabrication yields and achieving higher volumes, there can be no assurance that the Company will be able to continue to decrease production costs. In addition, the Company believes its costs of producing GaAs integrated circuits will continue to exceed the costs associated with the production of silicon devices. As a result, the Company must offer devices which provide superior performance to that of silicon such that the perceived price/performance of its products is competitive with silicon devices. There can be no assurance that the Company can continue to identify markets which require performance superior to that offered by silicon solutions or that the Company will continue to offer products which provide sufficiently superior performance to offset the cost differentials.

PATENTS AND LICENSES

    The Company aggressively seeks the issuance of patents to protect inventions and technology which are important to its business. The Company has been awarded numerous patents for circuit design and wafer processing; with various expiration dates, none earlier than April 2005. These include both U.S. and foreign patents. As part of the acquisition of the MMIC Business in January 1998, the Company acquired certain patents and also received licenses and sublicenses for certain additional patents. In addition, the Company has both U.S. and foreign registered trademarks. The Company has also routinely protected its numerous original mask sets under the copyright laws. There can be no assurance that the Company's pending patent or trademark applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors.

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

ENVIRONMENTAL MATTERS

    Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in TriQuint's manufacturing process. Since the Company's relocation of its manufacturing facilities to the new Hillsboro, Oregon location, it is providing for its own manufacturing waste treatment and disposal. The Company is required by the State of Oregon Department of Environmental Quality to report usage of environmentally hazardous materials and has retained the appropriate personnel to help ensure compliance with all applicable environmental regulations.

    At the recently acquired MMIC Facility, the Company utilizes TI's waste treatment and waste storage facilities and services for the treatment, storage, disposal and discharge of wastes generated by the Company, pursuant to the Asset Purchase Agreement dated January 8, 1998. The Company's waste streams are commingled with those of TI and are covered by the TI waste water permit.

    The Company believes that its activities conform to present environmental regulations. Increasing public attention has, however, been focused on the environmental impact of semiconductor operations. While the Company has not experienced any materially adverse effects on its operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements. Any failure by the Company, or by TI with respect to the MMIC Facility, to adequately restrict the discharge of hazardous substances could subject the Company to future liabilities or could cause its manufacturing operations to be suspended.

EMPLOYEES

    As of December 31, 1997, the Company employed 371 persons, including 188 in manufacturing, 12 in quality and reliability, 116 in process and product engineering and development, 18 in marketing and sales and 37 in finance and administration. Upon the Company's acquisition of the MMIC Business, the number of employees increased by approximately 278 persons, including 88 in manufacturing, 157 in process and product engineering and development, 2 in marketing and sales and 31 in finance and administration. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with employees to be good.

ITEM 2. PROPERTIES

    The Company moved its executive, administrative, test and technical offices to a new 124,000 square foot leased facility in Hillsboro, Oregon in the first quarter of 1997. Prior to that time, such functions were conducted at the Company's former headquarters in Beaverton, Oregon. During the fourth quarter of

1997, the Company completed the relocation of its wafer fabrication and all other remaining operations to the new Hillsboro site. The Company's lease of its former wafer fabrication and manufacturing facility, a facility located in Beaverton, Oregon and owned by Maxim Integrated Products, Inc., expired in January, 1998. The Company's lease of its former corporate headquarters in Beaverton, Oregon expired in March 1997. The leased Hillsboro wafer fabrication facility consists of 38,000 square feet, of which 17,000 is operated as a class 10 performance clean room.

    In May 1996, the Company entered into a 5 year synthetic lease through a Participation Agreement (the "Agreement") with Wolverine Leasing Corp. ("Wolverine"), Matisse Holding Company ("Matisse") and United States National Bank of Oregon ("USNB"). The lease provides for the construction and occupancy of the Hillsboro facility under an operating lease from Wolverine and provides the Company with an option to purchase the property. At the expiration of its five year lease, the Company may exercise the option to purchase the property or renew its lease for an additional five years. Pursuant to the terms of the Agreement, the USNB and Matisse made loans to Wolverine who in turn provided the funds to the Company for the construction of the Hillsboro facility and other costs and expenses associated therewith. The loan from USNB is collateralized by investment securities pledged by the Company. Such investment securities are classified on the Company's balance sheet as restricted securities. In addition, the Company has made certain restrictive covenants in connection with the Participation Agreement that require the Company to maintain (i) a total liability to tangible net worth ratio of not more than 0.75 to 1.00, (ii) minimum tangible net worth greater than $50.0 million and (iii) cash and liquid investment securities, including restricted securities, greater than $45.0 million. As of December 31, 1997, the Company was in compliance with the covenants described above, and the Company anticipates that it will be in compliance with the covenants as of March 31, 1998. However, there can be no assurance that the Company will continue to be in compliance with its covenants under the Participation Agreement in the future.

    In November 1997, the Company entered into a $1.5 million lease for additional land adjacent to its Hillsboro facility. Pursuant to the terms of that agreement, USNB provided loans to Wolverine to purchase the land, who in turn leased it to the Company under a renewable one year lease agreement. The loan from USNB is partially collateralized by a guarantee from the Company. As of December 31, 1997 the Company was in compliance with the terms of the agreement. However, there can be no assurance that the Company will continue to be in compliance with these terms as of any subsequent date.

    In January 1998, the Company acquired the MMIC operations of the former Texas Instruments' Defense Systems & Electronics Group from RTIS. The MMIC Facility is comprised of two buildings shared with RTIS located in Dallas, Texas. Manufacturing and office facilities are housed in the North Building and a research and development laboratory is housed in the Research East Building. Pursuant to the terms of the Company's acquisition agreement for the MMIC Business, the Company has agreed to a partitioning and relocation plan to better segregate the Company's MMIC operations from RTIS's operations. After implementation of the partitioning plan, the MMIC Facility will comprise approximately 100,000 square feet in the North Building. The Company anticipates that the partitioning plan will be implemented by December 31, 1998.

    The MMIC Facility is subleased from RTIS, which leases the premises from Texas Instruments, through July 10, 2002. The Company has the right to renew its sublease of the MMIC Facility for up to three additional five year periods in the event that RTIS exercises its rights to renew its lease from Texas Instruments. There can be no assurance, however, that RTIS will extend its lease beyond July 10, 2002.

ITEM 3. LEGAL PROCEEDINGS

    On June 9, 1994 the Company issued a press release indicating that softness in the Company's telecom revenues would adversely affect the Company's financial results. The cause for the reduction in revenues was a general softness in orders in the telecommunications market, including orders from Northern Telecom, the Company's largest customer. As a result of this announcement, the Company's stock price decreased by 48% on June 10, 1994. On July 12, 1994, a stockholder class action lawsuit was filed against the Company, its underwriters, and certain of its officers, directors and investors in the United States District Court for the Northern District of California. The suit alleges that the Company, its underwriters, and certain of its officers, directors and investors intentionally misled the investing public regarding the financial prospects of the Company. Certain provisions of the Company's Certificate of Incorporation and indemnification agreements between the Company and its officers and directors require the Company to advance to such officers and directors ongoing legal expenses of defending the suit and may require the Company to indemnify them against judgments rendered on certain claims. Since the filing of the complaint, the plaintiffs have dismissed without prejudice a director defendant, the principal stockholder defendant, the underwriter defendants and certain analyst defendants. On June 21, 1996, the Court granted the Company's motion to transfer the litigation to the District of Oregon. The pretrial discovery phase of the lawsuit ended July 1, 1997. The court has established a January 1999 trial date for this action. The Company expects to continue to incur significant legal expenses on its behalf and on behalf of such officers and directors in connection with this litigation. In addition, defending this litigation has resulted and will likely continue to result in the diversion of management's attention from the day-to-day operations of the Company's business. Although the Company does not believe that it or any of its officers or directors has engaged in any wrongdoing, there can be no assurance that this stockholder litigation will be resolved in the Company's favor. An adverse result, settlement or prolonged litigation could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    Certain of the information required by this item is included under the captions COMMON STOCK PRICES and MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS contained in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is included under the caption SELECTED FINANCIAL DATA contained in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is included under the caption MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

    The information required by this item is included under the caption SUPPLEMENTARY UNAUDITED FINANCIAL DATA contained in the Company's 1997 Annual Report to Stockholders and as listed in Item 14 of Part IV of this report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is included under the captions ELECTION OF DIRECTORS, EXECUTIVE OFFICERS and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE contained in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, to be held May 29, 1998, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this item is included under the caption EXECUTIVE COMPENSATION contained in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item is included under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT contained in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item is included under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS contained in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) FINANCIAL STATEMENTS

    The Financial Statements, together with the report thereon of KPMG Peat Marwick LLP are included in the Company's 1997 Annual Report to Stockholders and are incorporated herein by reference.

TriQuint Semiconductor, Inc.:

        Statements of Operations for the years ended December 31, 1997, 1996 and 1995

        Balance Sheets as of December 31, 1997 and 1996

        Statements of Shareholders' Equity December 31, 1997, 1996 and 1995

        Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

        Notes to Financial Statements

        Report of Independent Public Accountants

    (a)(2) FINANCIAL STATEMENT SCHEDULE

    The following schedule and report of independent public accountants are filed herewith:

                                                                                        PAGE NO.
                                                                                      -------------
Schedule II Valuation and Qualifying Accounts.......................................           F1

Report of Independent Public Accountants on Financial Statement Schedules...........           F2

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

    (a)(3) EXHIBITS

EXHIBIT NO.
------------
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

EXHIBIT NO.
------------
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
                Products, Inc.), as amended to date.

  10.13.1(1)  Asset Purchase Agreement dated August 31, 1993 by and between American Telephone and
                Telegraph Company ("AT&T") and Registrant

  10.13.2(1*) Joint Development and Technology Transfer Agreement dated August 31, 1993 between AT&T and
                Registrant.

  10.13.3(1*) Foundry Agreement dated August 31, 1993 between AT&T and Registrant.

  10.13.4(1*) Patent License Agreement dated August 31, 1993 between AT&T and Registrant.

  10.13.5(1)  Letter Agreement dated August 31, 1993 between AT&T and Registrant.

  10.13.6(1)  Warrant to Purchase Shares of Series D Convertible Preferred Stock of Registrant dated August
                31, 1993 issued to AT&T.

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

  10.20  (8)  Master Lease Agreement between Registrant and General Electric Capital Corporation, dated
                June 27, 1997, and Equipment Schedules G-1, G-2, and G-3, each dated January 13, 1998.

  10.21  (8+) Asset Purchase Agreement, dated as of January 8, 1998, by and between Raytheon TI Systems,
                Inc. and the Company, and related exhibits.

  10.22  (9)  1998 Nonstatutory Stock Option Plan, and forms of agreement thereunder.

  10.23       1998 Employee Stock Purchase Plan, and forms of agreement thereunder.

  13.1        Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1997.

  23.1        Consent of KPMG Peat Marwick LLP

EXHIBIT NO.
------------
  27.1        Financial Data Schedule

------------------------

(*) Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(+) Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

(8) Incorporated by reference to the Registrant's Registration Statement on Form 8-K (File No. 000-22660) filed with the Securities and Exchange Commission on January 27, 1998 and as amended on March 27, 1998.

(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-48883) as filed with the Securities and Exchange Commission on March 30, 1998.

    (b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1997. Registrant filed a Registration Statement on Form 8-K (File No. 000-22660) with the Securities and Exchange Commission on January 27, 1998, amended as of March 27, 1998, to report the acquisition of certain assets pursuant to that certain Asset Purchase Agreement, dated as of January 8, 1998, by and between Raytheon TI Systems, Inc. and the Company.

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

Date: March 31, 1998

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

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
     /s/ STEVEN J. SHARP          Officer and Chairman
------------------------------    (Principal Executive        March 31, 1998
       Steven J. Sharp            Officer)

                                Executive Vice President,
                                  Finance and
     /s/ EDWARD C.V. WINN         Administration, Chief
------------------------------    Financial Officer and       March 31, 1998
       Edward C.V. Winn           Secretary (Principal
                                  Financial and Accounting
                                  Officer)

       /s/ PAUL A. GARY
------------------------------  Director                      March 31, 1998
         Paul A. Gary

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

   /s/ CHARLES SCOTT GIBSON
------------------------------  Director                      March 31, 1998
     Charles Scott Gibson

     /s/ E. FLOYD KVAMME
------------------------------  Director                      March 31, 1998
       E. Floyd Kvamme

     /s/ WALDEN C. RHINES
------------------------------  Director                      March 31, 1998
       Walden C. Rhines

      /s/ EDWARD F. TUCK
------------------------------  Director                      March 31, 1998
        Edward F. Tuck

                                    EXHIBITS

                                                                    SEQUENTIAL
   EXHIBIT                                                           PAGE NO.
-------------                                                       -----------
        3.1(7)  Certificate Incorporation of Registrant

        3.2(7)  Bylaws of Registrant

       10.1(1)  Form of Indemnification Agreement with directors
                  and officers.

       10.2(2)  1987 Stock Incentive Program, as amended, and
                  forms of agreements thereunder.

       10.3(5)  1992 Employee Stock Purchase Plan, as amended, and forms of agreement thereunder.

       10.4(1)  Letter Agreement dated November 22, 1991 between
                  the Registrant and Steven J. Sharp.

       10.5(1)  Employment, Confidentiality, Contingent Severance
                  and Inventions Agreement dated May 14, 1991 between Registrant and Spencer J. Brown, as amended by Amendment No. 1 thereto dated April
                  30, 1992.

       10.6(1)  Letter Agreement dated March 1, 1992 between
                  Registrant and Edward C.V. Winn, as amended to date.

       10.7(1)  Registration Rights Agreement dated May 17, 1991
                  between the Registrant and certain of its shareholders and warrantholders, as amended
                  September 5, 1991, September 3, 1992, July 1,
                  1993 and September 24, 1993.

       10.8(1)  Supply Agreement dated October 11, 1990 by and
                  between DuPont Photomasks, Inc. and Registrant.

       10.9(1)  Amended and Restated Exclusive Distributor
                  Agreement dated September 20, 1991, as amended between Registrant and Giga A/S.

       10.10(1) Lease dated July 2, 1987 by and between San Thomas
                  Investment Company and Registrant, as amended to date.

       10.11(1) Lease dated February 12, 1988 between Floating
                  Point Systems, Inc. and Registrant, as amended to date.

       10.12(3) Lease dated May 27, 1994 between Tektronix, Inc.
                  and Registrant (assumed by Maxim Integrated
                  Products, Inc.), as amended to date.

       10.13.1(1) Asset Purchase Agreement dated August 31, 1993 by and between American Telephone and Telegraph
                  Company ("AT&T") and Registrant.

       10.13.2(1*) Joint Development and Technology Transfer
                  Agreement dated August 31, 1993 between AT&T and
                  Registrant.

       10.13.3(1*) Foundry Agreement dated August 31, 1993 between
                  AT&T and Registrant.

       10.13.4(1*) Patent License Agreement dated August 31, 1993 between AT&T and Registrant.

       10.13.5(1) Letter Agreement dated August 31, 1993 between
                  AT&T and Registrant.

       10.13.6(1) Warrant to Purchase Shares of Series D Convertible
                  Preferred Stock of Registrant dated August 31,
                  1993 issued to AT&T.

       10.14(1*) Agreement dated May 6, 1993 between Comlinear
                  Corporation and the Registrant.

       10.15(1*) Agreement of Purchase and Sale for Semiconductor
                  Products between Northern Telecom Canada Limited and Registrant dated July 8, 1993.

                                                                    SEQUENTIAL
   EXHIBIT                                                           PAGE NO.
-------------                                                       -----------
       10.16(4) Participation Agreement dated May 17, 1996 among
                  the Registrant, Wolverine Leasing Corp., Matisse
                  Holding Company and United States National Bank
                  of Oregon.

       10.17(4) Lease dated May 17, 1996 between the Registrant
                  and Wolverine Leasing Corp.

       10.18(6) 1996 Stock Incentive Program and forms of
                  agreement thereunder.

       10.19(7) Form of Indemnification Agreement executed by
                  Registrant and its officers and directors pursuant to Delaware reincorporation.

       10.20(8) Master Lease Agreement between Registrant and
                  General Electric Capital Corporation, dated June
                  27, 1997, and Equipment Schedules G-1, G-2, and
                  G-3, each dated January 13, 1998.

       10.21(8+) Asset Purchase Agreement, dated as of January 8,
                  1998, by and between Raytheon TI Systems, Inc.
                  and the Company, and related exhibits.

       10.22(9) 1998 Nonstatutory Stock Option Plan, and forms of agreement thereunder.

       10.23    1998 Employee Stock Purchase Plan, and forms of
                  agreement thereunder.

       13.1     Portions of Registrant's Annual report to
                  Stockholders for the year ended December 31,
                  1997.                                                   28

       23.1     Consent of KPMG Peat Marwick LLP                          63

       27.1     Financial Data Schedule

       27.2     Financial Data Schedule

       27.3     Financial Data Schedule

------------------------

 (*) Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

 (+) Confidential treatment has been requested with respect to certain portons of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

 (8) Incorporated by reference to the Registrant's Registration Statement on Form 8-K (File No. 000-22660) filed with the Securities and Exchange Commission on January 27, 1998 and as amended on March 27, 1998.

 (9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-48883) filed with by the Securities and Exchange Commission on March 30, 1998.

                          TRIQUINT SEMICONDUCTOR, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED DECEMBER 31, 1995, 1996, 1997
                                 (IN THOUSANDS)

                                                                                 ADDITIONS
                                                                   BALANCE AT   CHARGED TO                  BALANCE AT
                                                                    BEGINNING    COSTS AND                    END OF
                                                                    OF PERIOD    EXPENSES     DEDUCTIONS      PERIOD
                                                                   -----------  -----------  -------------  -----------
Year ended December 31, 1995:
  Allowance for doubtful accounts................................   $     152          147            97           202
  Inventory valuation reserve....................................       2,264        1,121         1,076         2,309

Year ended December 31, 1996:
  Allowance for doubtful accounts................................         202          119           102           219
  Inventory valuation reserve....................................       2,309        3,668         3,594         2,383

Year ended December 31, 1997:
  Allowance for doubtful accounts................................         219            0            23           196
  Inventory valuation reserve....................................       2,383        4,539         5,598         1,324

                          INDEPENDENT AUDITORS' REPORT
                        ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors
  TriQuint Semiconductor, Inc.:

    Under date of February 6, 1998, we reported on the balance sheets of TriQuint Semiconductor, Inc. as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Portland, Oregon
February 6, 1998