Form 10-Q
period 1998-03-28
TRIQUINT SEMICONDUCTOR INC
filed 1998-05-12
CIK 913885

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       of
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 28, 1998
                         Commission File Number 0-22660

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

As of March 28, 1998, there were 9,383,463 shares of the registrant's common stock outstanding.

                          TRIQUINT SEMICONDUCTOR, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                        PAGE NO.
-------------------------------------------------------------------------------------------------------
Item 1.           Financial Statements

                           Consolidated Statements of Operations -- Three months
                           ended March 31, 1998 and 1997                                             3

                           Consolidated Balance Sheets -- March 31, 1998
                           and December 31, 1997                                                     4

                           Consolidated Statements of Cash Flows -- Three months
                           ended March 31, 1998 and 1997                                             5

                  Notes to consolidated financial statements                                         6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                8

PART II.          OTHER INFORMATION
-------------------------------------------------------------------------------------------------------

Item 1.           Legal Proceedings                                                                 22

Item 6.           Exhibits and Reports on Form 8-K                                                  23

                  SIGNATURES                                                                        24

                        PART I - FINANCIAL INFORMATION
                         ITEM 1: FINANCIAL STATEMENTS

                         TRIQUINT SEMICONDUCTOR, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                        THREE MONTHS ENDED
                                                           ---------------------------------------------
                                                                MARCH 31,               MARCH 31,
                                                                   1998                    1997
                                                           ---------------------   ---------------------
Total revenues                                                        $  23,681                $ 16,800
Operating costs and expenses:
     Cost of goods sold                                                  18,341                   9,130
     Research, development and engineering                                4,424                   2,543
     Selling, general and administrative                                  3,460                   3,426
     Special charges                                                      8,820                       -
     Settlement of lawsuit                                                1,400                       -
                                                           ---------------------   ---------------------
          Total operating costs and expenses                             36,445                  15,099
                                                           ---------------------   ---------------------
          Income (loss) from operations                                 (12,764)                  1,701
                                                           ---------------------   ---------------------
Other income (expense):
     Interest income                                                        857                     824
     Interest expense                                                      (379)                   (320)
     Other, net                                                              (4)                     36
                                                           ---------------------   ---------------------
          Total other income, net                                           474                     540
                                                           ---------------------   ---------------------
          Income (loss) before income taxes                             (12,290)                  2,241
Income tax expense                                                            -                     474
                                                           ---------------------   ---------------------
          Net income (loss)                                           $ (12,290)               $  1,767
                                                           ---------------------   ---------------------
                                                           ---------------------   ---------------------

Per share data:
          Basic                                                       $   (1.33)               $   0.21
                                                           ---------------------   ---------------------
                                                           ---------------------   ---------------------

          Weighted average common shares                                  9,245                   8,234
                                                           ---------------------   ---------------------
                                                           ---------------------   ---------------------

          Diluted                                                     $   (1.33)               $   0.20
                                                           ---------------------   ---------------------
                                                           ---------------------   ---------------------
          Weighted average common and
          common equivalent shares                                        9,245                   9,020
                                                           ---------------------   ---------------------
                                                           ---------------------   ---------------------


See notes to Consolidated Financial Statements.

                         TRIQUINT SEMICONDUCTOR, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                 (Unaudited)

                                                                           MARCH 31,                 DECEMBER 31,
ASSETS                                                                        1998                       1997
                                                                      ---------------------      --------------------
Current assets:
      Cash and cash equivalents                                                  $  14,601                  $  18,734
      Investments                                                                    9,244                      5,729
      Accounts receivable, net                                                      23,638                     15,986
      Inventories, net                                                              16,465                     12,288
      Prepaid expenses and other assets                                                903                      1,273
                                                                      ---------------------      ---------------------
                Total current assets                                                64,851                     54,010
                                                                      ---------------------      ---------------------
Property, plant and equipment, net                                                  30,447                     27,235
Restricted investments                                                              40,163                     40,162
Other non-current assets                                                             2,458                         11
                                                                      ---------------------      ---------------------
                Total assets                                                     $ 137,919                  $ 121,418
                                                                      ---------------------      ---------------------
                                                                      ---------------------      ---------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current installments of capital lease
          and installment note obligations                                       $   5,082                  $   5,045
      Accounts payable and accrued expenses                                         21,580                     13,785
      Other current liabilities                                                        327                          -
                                                                      ---------------------      ---------------------
                Total current liabilities                                           26,989                     18,830

Capital lease obligations and installment note
      obligations, less current installments                                        13,260                     12,550
                                                                      ---------------------      ---------------------
                Total liabilities                                                   40,249                     31,380
                                                                      ---------------------      ---------------------
Shareholders' equity:
      Common stock                                                                 131,980                    112,060
      Accumulated deficit                                                          (34,310)                   (22,022)
                                                                      ---------------------      ---------------------
                Total shareholders' equity                                          97,670                     90,038
                                                                      ---------------------      ---------------------
Total liabilities and shareholders' equity                                       $ 137,919                  $ 121,418
                                                                      ---------------------      ---------------------
                                                                      ---------------------      ---------------------

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1997.

See notes to Consolidated Financial Statements.

                            TRIQUINT SEMICONDUCTOR, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In Thousands)
                                    (Unaudited)

                                                                                              Three Months Ended
                                                                              ----------------------------------------------
                                                                                  March 31,                  March 31,
                                                                                     1998                       1997
                                                                              -------------------        -------------------
Cash flows from operating activities:
     Net income (loss)                                                                 $ (12,290)                  $  1,767
     Adjustments to reconcile net income to
       net cash provided (used) by operating activities:
          Depreciation and amortization                                                    1,375                      1,103
          Special charges                                                                  8,820
          Loss on disposal of assets                                                           4                          -
          Change in assets and liabilities (net of assets acquired
          and liabilities assumed)
             (Increase) decrease in:
                Accounts receivable                                                       (1,679)                    (2,510)
                Inventories                                                                  446                     (1,425)
                Prepaid expense and other assets                                             671                       (153)
           Increase (decrease) in:
                Accounts payable and accrued expenses                                      4,053                      1,163
                Other current liabilities                                                    327                        (21)
                                                                              -------------------        -------------------
            NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                               1,727                        (76)

Cash flows from investing activities:
     Purchase of investments                                                             (65,168)                   (25,678)
     Sale/Maturity of investments                                                         61,653                     16,216
     Capital expenditures                                                                 (1,297)                      (185)
                                                                              -------------------        -------------------
            NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                              (4,812)                    (9,647)

Cash flows from financing activities:
     Principal payments under capital lease obligations                                   (1,468)                      (900)
     Issuance of common stock, net                                                           420                        752
                                                                              -------------------        -------------------
           NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                               (1,048)                      (148)

           NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (4,133)                    (9,871)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                                  18,734                     13,411
                                                                              -------------------        -------------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                     $  14,601                   $  3,540
                                                                              -------------------        -------------------
                                                                              -------------------        -------------------


See notes to Consolidated Financial Statements.

                         TRIQUINT SEMICONDUCTOR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands except share amounts)
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, as included in the Company's 1997 Annual Report to Shareholders.

     The Company's quarters end on the Saturday nearest the end of the calendar quarter. For convenience, the Company has indicated that its first quarter ended on March 31. The Company's fiscal year ends on December 31.

2.   NET INCOME PER SHARE

     Earnings per share is presented as basic and diluted net income per share. Basic net income per share is net income available to common shareholders divided by the weighted-average number of common shares outstanding. Diluted net income per share is similar to basic except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect.

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

5.   INVENTORIES

     Inventories, net of reserves, stated at the lower of cost or market, consist of:

                                                    March 31,      December 31,
                                                         1998              1997
                                                   ----------      ------------

    Raw Material                                      $ 4,483           $ 2,776
    Work in Progress                                    9,127             7,708
    Finished Goods                                      2,855             1,804
                                                   ----------         ---------
      Total Inventories                               $16,465           $12,288
                                                   ----------         ---------

6.   SHAREHOLDERS' EQUITY

     Shares authorized and outstanding are as follows:

                                                                         SHARES OUTSTANDING
                                                                 -----------------------------------
                                                                    March 31,           December 31,
                                                                         1998                   1997
                                                                 ------------     ------------------
     Preferred stock, no par value,
     5,000,000 shares authorized                                            -                      -

     Common Stock, $.001 par value,
     25,000,000 shares authorized, 9,383,463 outstanding                    8                      8

     Additional paid-in capital                                       131,972                112,052


7.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                      THREE MONTHS ENDED
                                                             -----------------------------------
                                                                 March 31,             March 31,
                                                                      1998                  1997
                                                             -------------    ------------------
     Cash Transactions:
       Cash paid for interest                                       $  410                $  315
       Cash paid for income taxes                                        0                    31

     Non-Cash Transactions:
        Purchase of assets through capital leases                    2,215                 4,870

8.   ACQUISITION

     Pursuant to an Asset Purchase Agreement with RTIS, TriQuint acquired the MMIC Business for approximately $19.5 million in cash and 844,613 shares of TriQuint Common Stock (the Shares) valued at approximately $19.5 million for a total purchase consideration of approximately $39 million. The Shares are redeemable at TriQuint's option at any time within 360 days of January 13, 1998 at a price of approximately $23 per share. The cash portion of the purchase price was financed through a synthetic leasing arrangement through General Electric Capital Corporation involving certain assets pursuant to the Agreement.

9.   LITIGATION

     See Part II, Item 1, of this Quarterly Report on Form 10-Q for a description of legal proceedings.

10.  COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", which established requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. There was no effect of the adoption of SFAS No. 130.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT ON FORM 10-Q (REPORT) AND IN THE DOCUMENTS INCORPORATED BY REFERENCE HEREIN, CERTAIN STATEMENTS IN THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A) ARE FORWARD LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORD "EXPECTS," "ANTICIPATES," "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. SUCH RISKS AND UNCERTAINTIES ARE SET FORTH BELOW UNDER "FACTORS AFFECTING FUTURE OPERATING RESULTS."

INTRODUCTION

     TriQuint Semiconductor, Inc. (TriQuint or the Company) designs, develops, manufactures and markets a broad range of high performance analog and mixed signal integrated circuits for the communications markets. The Company utilizes its proprietary gallium arsenide (GaAs) technology to enable its products to overcome the performance barriers of silicon devices in a variety of applications. The Company sells its products on a worldwide basis and its end user customers include Alcatel, Cellnet Data Systems, Ericsson, Hughes, IBM, Lucent Technologies, Motorola, Nokia, Northern Telecom, and Raytheon TI Systems.

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

     Pursuant to an Asset Purchase Agreement with RTIS, TriQuint acquired the MMIC Business for approximately $19.5 million in cash and 844,613 shares of TriQuint Common Stock (the Shares) valued at approximately $19.5 million for a total purchase consideration of approximately $39 million. The Shares are redeemable at TriQuint's option at any time within 360 days of January 13, 1998 at a price of approximately $23 per share. The cash portion of the purchase price was financed through a synthetic leasing arrangement through General Electric Capital Corporation involving certain assets pursuant to the Agreement.

RESULTS OF OPERATIONS

     The following table sets forth the consolidated statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated.

                                                                 Three Months Ended
                                                    --------------------------------------------
                                                          March 31,               March 31,
                                                             1998                   1997
                                                    ---------------------     ------------------
Total revenues                                                     100.0%                 100.0%
Operating costs and expenses:
  Cost of goods sold                                                77.4                   54.3
  Research, development and engineering                             18.7                   15.2
  Selling, general and administrative                               14.6                   20.4
  Special charges                                                   37.3                    0.0
  Settlement of lawsuit                                              5.9                    0.0
                                                    ---------------------     ------------------
      Total operating costs and expenses                           153.9                   89.9
                                                    ---------------------     ------------------
Income (loss) from operations                                      (53.9)                  10.1
Other income, net                                                    2.0                    3.2
                                                    ---------------------     ------------------
  Income (loss) before income taxes                                (51.9)                  13.3
Income tax expense                                                   0.0                    2.8
                                                    ---------------------     ------------------
Net income (loss)                                                  (51.9)%                 10.52%
                                                    ---------------------     ------------------
                                                    ---------------------     ------------------


TOTAL REVENUES

     The Company derives revenues from the sale of standard and customer-specific products and services. The Company's revenues also include non-recurring engineering (NRE) revenues relating to the development of customer-specific products. The Company organizes its product and service revenues into three product areas: Wireless Communications, Telecommunications & Computing, and Millimeter Wave Products.

     Total revenues for the three months ended March 31, 1998 increased 41.0% to $23.7 million, over the comparable three months ended March 31, 1997. The increase in revenues during the three months ended March 31, 1998 primarily reflects the inclusion of revenues from the newly acquired MMIC business since the date of acquisition. Domestic and international revenues for the three months ended March 31, 1998 were $18.4 million and $5.3 million, respectively, as compared to $10.8 million and $6.0 million, respectively, for the three months ended March 31, 1997.

COST OF GOODS SOLD

     Cost of goods sold includes all direct material, labor and overhead expenses and certain production costs related to NRE revenues. In general, gross profit generated from the sale of customer-specific products and from NRE revenues is typically higher than gross profit generated from the sale of standard products. The factors affecting product mix include the relative demand in the various market segments incorporating the Company's customer-specific products and standard products, as well as the number of NRE contracts which result in volume requirements for customer-specific products.

     Cost of goods sold was $18.3 million for the three months ended March 31, 1998, an increase of $9.2 million from the three months ended March 31, 1997. As a percentage of total revenues, cost of goods sold for the three months ended March 31, 1998 increased to 77.4% from 54.3% for the three months ended March 31, 1997. The increase in cost of goods sold was attributable to the inclusion of cost of goods sold related to the newly acquired MMIC business and to certain nonrecurring costs related to the Company's relocation of its wafer fabrication and manufacturing facilities to its new Hillsboro facility. These factors included lower than expected yields on the initial products manufactured in the new facility, lower than expected yields on products built in the old fabrication facility immediately prior to shipment, and equipment downtime on certain equipment following transfer to the new facility.

     The Company has at various times in the past experienced lower than expected production yields which have delayed shipments of a given product and adversely affected gross margins. There can be no assurance that the Company will be able to maintain acceptable production yields in the future and, to the extent that it does not achieve acceptable production yields, its operating results would be materially adversely affected. The Company's operation of its own leased wafer fabrication facility entails a high degree of fixed costs and requires an adequate volume of production and sales to be profitable. During periods of decreased demand, high fixed wafer fabrication costs would have a material adverse effect on the Company's operating results.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, development and engineering (RD&E) expenses include the costs incurred in the design of products associated with NRE revenues, as well as ongoing product development and research and development expenses. The Company's RD&E expenses for the three months ended March 31, 1998 increased to $4.4 million from $2.5 million for the three months ended March 31, 1997. RD&E expenses as a percentage of total revenues for the three months ended March 31, 1998 increased to 18.7% from 15.2% for the three months ended March 31, 1997. The increase in RD&E expenses in both absolute dollar amount and as a percentage of total revenues primarily reflects the inclusion of RD&E expenses related to the newly acquired MMIC business, an increase in product development activities and increased NRE expenses. The Company is committed to substantial investments in research, development, and engineering and expects such expenses will continue to increase in absolute dollar amount in the future.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative (SG&A) expenses for the three months ended March 31, 1998 increased slightly to $3.5 million from $3.4 million for the three months ended March 31, 1997. SG&A expenses increased as a result of the inclusion of SG&A expenses related to the newly acquired MMIC business as well as some nonrecurring expenses associated with the acquisition. These expenses for the three months ended March 31, 1998 appear relatively flat in comparison to those of the three months ended March 31, 1997. This is due to an increased level of expenses associated with the Company's move of its administrative offices to its new Hillsboro location during the three months ended March 31, 1997.

SPECIAL CHARGES

     For the three months ended March 31, 1998, special charges of $8.8 million were recorded. These are one time charges associated with the Company's acquisition of the MMIC business from Raytheon TI Systems, Inc. and involve the write-off of the fair value of in-process research and development.

SETTLEMENT OF LAWSUIT

     On July 12, 1994, a stockholder class action lawsuit was filed against the Company, its underwriters, and certain of its officers, directors and investors in the United States District Court for the Northern District of California. The suit alleged that the Company, its underwriters, and certain of its officers, directors and investors intentionally misled the investing public regarding the financial prospects of the Company. Following the filing of the complaint, the plaintiffs dismissed without prejudice a director defendant, the principal stockholder defendant, the underwriter defendants and certain analyst defendants. On June 21, 1996, the Court granted the Company's motion to transfer the litigation to the District of Oregon. The pretrial discovery phase of the lawsuit ended July 1, 1997. The court had established a January 1999 trial date for this action.

     During the three months ended March 31, 1998, the Company reached an agreement in principle to settle this action and recorded a one time charge of $1.4 million associated with the settlement of this lawsuit and related legal expenses, net of accruals. The agreement is pending court approval.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net for the three months ended March 31, 1998 decreased to other income, net of $474,000 as compared to other income, net of $540,000 for the three months ended March 31, 1997. This decrease resulted primarily from non-recurring other income generated by the sale of excess furniture and office equipment as part of the Company's move of its administrative offices to its new Hillsboro location during the three months ended March 31, 1997.

INCOME TAX EXPENSE

     No income tax expense was recorded for the three months ended March 31, 1998, which was a decrease from $474,000 for the three months ended March 31, 1997. This decrease in income tax expense was attributable to the Company's operating loss for the three months ended March 31, 1998.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 requires public companies to report certain information about their operating segments in a complete set of financial statements to shareholders. It also requires reporting of certain enterprise-wide information about the Company's products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company does not expect implementation to have a significant impact on the financial statements.

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

     TRANSITION OF MANUFACTURING OPERATIONS TO A NEW FACILITY - In the fourth quarter of 1997, the Company completed the move of its wafer fabrication and manufacturing facilities to its new Hillsboro facility. The Company's administrative, engineering, sales and marketing offices and test operations moved into this new facility during the first quarter of 1997. The Company's lease and operation of its own wafer fabrication and manufacturing facilities entails a high level of fixed costs. Such fixed costs consist primarily of occupancy costs for the Hillsboro facility, investment in manufacturing equipment, repair, maintenance and depreciation costs related to equipment and fixed labor costs related to manufacturing and process engineering. The Company's manufacturing yields vary significantly among its products, depending on a given product's complexity and the Company's experience in manufacturing such product. The Company has experienced in the past and may experience in the future substantial delays in product shipments due to lower than expected production yields. The Company's transition of manufacturing operations to the higher capacity Hillsboro facility will result in a significant increase in fixed and operating expenses. If revenue levels do not increase sufficiently to offset these additional expense levels, the Company's results of operations will be materially adversely affected in future periods. In addition, during periods of low demand, high fixed wafer fabrication costs could have a material adverse effect on the Company's business, financial condition and results of operations.

         INTEGRATION OF ACQUISITIONS - Company management frequently evaluates the strategic opportunities available to it and may in the near-term or long-term future pursue acquisitions of complementary products, technologies or businesses. For example, on January 13, 1998, the Company acquired substantially all of the assets of the MMIC operations of the former Texas Instruments' Defense Systems & Electronics Group from RTIS. Acquisition transactions are accompanied by a number of risks, including, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired technology and rights into the Company's products, expenses associated with the transactions, expenses associated with acquired in-process research and development, additional operating expenses, the maintenance of uniform standards, controls, procedures and policies, the impairment of relationships with employees and customers as a result of any integration of new management personnel, and the potential unknown liabilities associated with acquired businesses. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with its acquisition of the MMIC Business or any other future acquisitions. In addition, future acquisitions by the Company have the potential to result in dilutive issuances of equity securities, the incurrence of additional debt, and amortization expenses related to goodwill and other intangible assets that may materially adversely affect the Company's results of operations.

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

     RELIANCE ON SIGNIFICANT CUSTOMERS; CUSTOMER CONCENTRATION - A significant portion of the Company's revenues in each fiscal period has historically been concentrated among a limited number of customers. In recent periods, sales to certain of the Company's major customers as a percentage of total revenues have fluctuated. In the three months ended March 31, 1998, Ericsson accounted for approximately 10.0% of total revenues. In 1997, Northern Telecom accounted for approximately 12.0% of total revenues. The Company expects that sales to a limited number of customers will continue to account for a substantial portion of its total revenues in future periods. The Company does not have long-term agreements with any of its customers. Customers generally purchase the Company's products pursuant to cancelable short-term purchase orders. The Company's business, financial condition and results of operations have been materially adversely affected in the past by the failure of anticipated orders to materialize and by deferrals or cancellations of orders. If the Company were to lose a major customer or if orders by or shipments to a major customer were to otherwise decrease or be delayed, the Company's business, financial condition and results of operations would be materially adversely affected.

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

     COMPETITION - The semiconductor industry is intensely competitive and is characterized by rapid technological change, rapid product obsolescence and price erosion. Currently, the Company competes primarily with manufacturers of high performance silicon semiconductors such as AMCC, Motorola and Philips and with manufacturers of GaAs semiconductors such as Vitesse and Anadigics. The Company expects increased competition both from existing competitors and from a number of companies which may enter the GaAs integrated circuit market, as well as future competition from companies which may offer new or emerging technologies such as silicon germanium. Most of the Company's current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. Additionally, manufacturers of high performance silicon semiconductors have achieved greater market acceptance of their existing products and technologies in certain applications. There can be no assurance that the Company will face increased competition or that the Company will be able to compete successfully in the future. The failure of the Company to successfully compete in its markets would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     SOLE SOURCES OF MATERIALS AND SERVICES - The Company currently procures certain components and services for its products from single sources, such as ceramic packages from Kyocera. The Company purchases these components and services on a purchase order basis, does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. If the Company were to change any of its sole source vendors, the Company would be required to requalify the components with each new vendor. Requalification could prevent or delay product shipments which could materially adversely affect the Company's results of operations. In addition, the Company's reliance on sole source vendors involves several risks, including reduced control over the price, timely delivery, reliability and quality of the components. Any inability of the Company to obtain timely deliveries of components of acceptable quality in required quantities or any increases in the prices of components for which the Company does not have alternative sources could materially adversely affect the Company's business, financial condition and results of operations.

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

     ENVIRONMENTAL REGULATIONS - The Company is subject to a variety of federal, state and local laws, rules and regulations related to the discharge or disposal of toxic, volatile or other hazardous chemicals used in its manufacturing process. The failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or a cessation of operations. Such regulations could require the Company to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Any failure by the Company, or by TI with respect to the Company's MMIC Facility, to control the use of, or to adequately restrict the discharge of, hazardous substances could subject the Company to future liabilities or could cause its manufacturing operations to be suspended, resulting in a material adverse effect on the Company's business, financial condition and results of operations.

     RISKS ASSOCIATED WITH INTERNATIONAL SALES - Sales outside of the United States were $14.8 million, $18.1 million, $24.3 million and $5.3 million in 1995, 1996, 1997, and the three months ended March 31, 1998, respectively. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, due to the technological advantage provided by GaAs in many military applications, all of the Company's sales outside of North America must be licensed by the Office of Export Administration of the U.S. Department of Commerce. Although the Company has not experienced significant difficulty in obtaining these licenses, failure to obtain such licenses or delays in obtaining such licenses in the future could have a material adverse effect on the Company's results of operations. Furthermore, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products less price competitive. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

     DEPENDENCE ON ASSEMBLY CONTRACTORS - The Company's finished GaAs wafers are assembled and packaged by ten independent subcontractors, six of which are located outside of the United States. Any prolonged work stoppages or other failure of these contractors to supply finished products would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     YEAR 2000 RISKS - The Company has conducted a review of its information technology systems to identify all software that could be affected by the "Year 2000" issue and has developed plans to address this issue. While the Company does not believe its computer systems or applications currently in use will be adversely affected by the upcoming change in the century, the Company has not made an assessment as to whether any of its customers, suppliers or service providers will be so affected. Failure of the Company's software or that of its customers, suppliers or service providers could have a material adverse impact on the Company's business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed a follow-on public offering in September 1995 raising approximately $48.1 million, net of offering expenses. In December 1993 and January 1994, the Company completed its initial public offering raising approximately $16.7 million, net of offering expenses. In addition, the Company has funded its operations to date through other sales of equity, bank borrowing, equipment leases, and cash flow from operations. As of March 31, 1998, the Company had working capital of approximately $37.9 million, including $23.8 million in cash, cash equivalents, and investments. The Company has a $10.0 million unsecured revolving line of credit with a financial institution. Restrictive covenants included in the line of credit require the Company to maintain (i) a total liability to tangible net worth ratio of not more than 0.75 to 1.00, (ii) a current ratio of not less than
1.75 to 1.00 and (iii) minimum tangible net worth greater than $57.4 million and (iv) cash and investments, including restricted investments, greater than $45.0 million. As of March 31, 1998 the Company was in compliance with the restrictive covenants contained in this line of credit. However, there can be no assurance that the Company will continue to be in compliance with these covenants as of any subsequent date.

     In May 1996, the Company entered into a five year synthetic lease through a Participation Agreement (the "Agreement") with Wolverine Leasing Corp. ("Wolverine"). Matisse holding Company ("Matisse") and United States National Bank of Oregon ("USNB"). The lease provides for the construction and occupancy of the Company's new headquarters and wafer fabrication facility in Hillsboro under an operating lease from Wolverine and provides the Company with an option to purchase the property or renew its lease for an additional five years. Pursuant to the terms of the Agreement, USNB and Matisse made loans to Wolverine who in turn advanced the funds to the Company for the construction of the Hillsboro facility and other costs and expenses associated therewith. The loan from USNB is collateralized by investment securities pledged by the Company. Such investment securities are classified on the Company's balance sheet as restricted securities. In addition, restrictive covenants in the Agreement require the Company to maintain (i) a total liability to tangible net worth ration of not more than 0.75 to 1.00,
(ii) minimum tangible net worth greater than $50.0 million and (iii) cash and liquid investment securities, including restricted securities, greater than $45.0 million. As of March 31, 1998, the Company was in compliance with the covenants described above. However, there can be no assurance that the Company will continue to be in compliance with these covenants as of any subsequent date.

     In November 1997, the Company entered into a $1.5 million lease for additional land adjacent to its Hillsboro facility. Pursuant to the terms of that agreement, USNB provided loans to Wolverine to purchase the land, who in turn leased it to the Company under a renewable one year lease agreement. The loan from USNB is partially collateralized by a guarantee from the Company. As of March 31, 1998 the Company was in compliance with the terms of the agreement. However, there can be no assurance that the Company will continue to be in compliance with these terms as of any subsequent date.

     In January 1998, the Company acquired the MMIC operations of the former Texas Instruments' Defense Systems & Electronics Group from RTIS. Pursuant to an Asset Purchase Agreement with RTIS, TriQuint acquired the MMIC Business for approximately $19.5 million in cash and 844,613 shares of TriQuint Common Stock (the Shares) valued at approximately $19.5 million for total purchase consideration of approximately $39 million. The Shares are redeemable at TriQuint's option at any time within 360 days of January 13, 1998 at a price of approximately $23 per share. The cash portion of the purchase price was financed through a synthetic leasing arrangement through General Electric Capital Corporation involving certain assets pursuant to the Asset Purchase Agreement.

The following table presents a summary of the Company's cash flows
(IN THOUSANDS):

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                 1998           1997
                                                 ----           ----
Net cash and cash equivalents provided
  (used) by operating activities               $ 1,727        $   (76)
Net cash and cash equivalents provided
  (used) by investing activities                (4,812)        (9,647)
Net cash and cash equivalents provided
  (used) by financing activities                (1,048)          (148)
                                               -------        -------
Net decrease in cash and cash equivalents      $(4,133)       $(9,871)
                                               -------        -------
                                               -------        -------

     The cash provided by operating activities for the three months ended March 31, 1998, $1.7 million, related primarily to an increase in accounts receivable of $1.7 million and an increase in accounts payable and accrued expenses of $4.1 million, which were offset by the special charges associated with the acquisition of the MMIC business. The cash used by operating activities for the three months ended March 31, 1997, $76,000, related to an increase in accounts receivable and inventory, partially offset by net income of $1.8 million and increases in accounts payable and accrued expenses.

     The cash used by investing activities for the three months ended March 31, 1998, $4.8 million, related to the purchase of $6.7 million of investments and capital expenditures of $1.3 million, but was offset in part by the sale/maturity of $3.2 million of investments. The cash used by investing activities for the three months ended March 31, 1997, $9.6 million, related to the net purchase of investments of $9.5 million and the purchase of approximately $185,000 of capital equipment.

     The cash used by financing activities for the three months ended March 31, 1998, $1.0 million, related primarily to the payment of principal on capital leases and was offset in part by the issuance of common stock upon option exercises. The cash used by financing activities for the three months ended March 31, 1997, $148,000, also related primarily to the payment of principal on capital leases and was offset in part by the issuance of common stock upon option exercises.

     Capital expenditures for the three months ended March 31, 1998 were approximately $1.3 million. During the quarter ended March 31, 1998, the Company established approximately $2.2 million in new capital leases. The Company anticipates that its capital equipment needs, including manufacturing and test equipment and computer hardware and software, will require additional expenditures of approximately $10.0 million during the remainder of 1998.

     The Company believes that its current cash and cash equivalent balances, together with cash anticipated to be generated from operations and anticipated financing arrangements, will satisfy the Company's projected working capital and capital expenditure requirements through the end of 1999. However, the Company may be required to finance any additional requirements through additional equity, debt financings, or credit facilities. There can be no assurance that such additional financings or credit facilities will be available, or if available, that they will be on satisfactory terms.

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.

     On July 12, 1994, a stockholder class action lawsuit was filed against the Company, its underwriters, and certain of its officers, directors and investors in the United States District Court for the Northern District of California. The suit alleged that the Company, its underwriters, and certain of its officers, directors and investors intentionally misled the investing public regarding the financial prospects of the Company. Following the filing of the complaint, the plaintiffs dismissed without prejudice a director defendant, the principal stockholder defendant, the underwriter defendants and certain analyst defendants. On June 21, 1996, the Court granted the Company's motion to transfer the litigation to the District of Oregon. The pretrial discovery phase of the lawsuit ended July 1, 1997. The court had established a January 1999 trial date for this action.

     During the three months ended March 31, 1998, the Company reached an agreement in principle to settle this action and recorded a one time charge of $1.4 million associated with the settlement of this lawsuit and related legal expenses, net of accruals. The agreement is pending court approval.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Exhibit 27.1      Financial Data Schedule

         (b)     Reports on Form 8-K

                 The Company filed a Registration Statement on Form 8-K (File No. 000-22660) with the Securities and Exchange Commission on January 27, 1998, amended as of March 27, 1998, to report the acquisition of certain assets pursuant to that certain Asset Purchase Agreement, dated as of January 8, 1998, by and between Raytheon TI Systems, Inc. and the Company.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TriQuint Semiconductor, Inc.



     Dated:  May 12, 1998          /s/ Steven J. Sharp
                                   -------------------------------
                                       STEVEN J. SHARP
                                       President, Chief Executive Officer and
                                       Chairman (Principal Executive Officer)


     Dated:  May 12, 1998          /s/ Edward C.V. Winn
                                   --------------------------------
                                       EDWARD C.V. WINN
                                       Executive Vice President, Finance and
                                       Administration, Chief Financial Officer
                                       and Secretary (Principal Financial and
                                       Accounting Officer)

                         TRIQUINT SEMICONDUCTOR, INC.
                              INDEX TO EXHIBITS

                                                                         SEQUENTIAL
EXHIBIT NO.                      DESCRIPTION                              PAGE NO.
-----------                      -----------                             ----------
27.1                 Financial Data Schedule
