Form 10-Q
period 1998-06-27
TRIQUINT SEMICONDUCTOR INC
filed 1998-08-11
CIK 913885

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                         of
                        THE SECURITIES EXCHANGE ACT OF 1934

                        For the Quarter ended June 27, 1998
                           Commission File Number 0-22660

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

    As of June 27, 1998, there were 9,438,333 shares of the registrant's common stock outstanding.

                            TRIQUINT SEMICONDUCTOR, INC.

                                       INDEX



PART I.   FINANCIAL INFORMATION                                      PAGE NO.
-----------------------------------------------------------------------------

Item 1.   Financial Statements

          Consolidated Statements of Operations -- Three months
          and six months ended June 30, 1998 and 1997                       3

          Consolidated Condensed Balance Sheets -- June 30,
          1998 and December 31, 1997                                        4

          Consolidated Statements of Cash Flows -- Six months
          ended June 30, 1998 and 1997                                      5

          Notes to Consolidated Financial Statements                        6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9



PART II.  OTHER INFORMATION
-----------------------------------------------------------------------------

Item 1.   Legal Proceedings                                                23

Item 6.   Exhibits and Reports on Form 8-K                                 23

SIGNATURES                                                                 24

                           PART I - FINANCIAL INFORMATION
                            ITEM 1: FINANCIAL STATEMENTS

                            TRIQUINT SEMICONDUCTOR, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                    (Unaudited)

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    -----------------------       -----------------------
                                                     JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                       1998           1997           1998           1997
                                                    --------       --------       --------       --------
Total revenues                                      $ 27,874       $ 18,544       $ 51,555       $ 35,344
Operating costs and expenses:
     Cost of goods sold                               17,610          9,559         35,951         18,689
     Research, development and engineering             5,075          3,257          9,499          5,800
     Selling, general and administrative               3,560          3,332          7,020          6,758
     Special charges                                       -              -          8,820              -
     Settlement of lawsuit                                 -              -          1,400              -
                                                    --------       --------       --------       --------
          Total operating costs and expenses          26,245         16,148         62,690         31,247
                                                    --------       --------       --------       --------
          Income (loss) from operations                1,629          2,396        (11,135)         4,097
                                                    --------       --------       --------       --------
Other income (expense):
     Interest income                                     752            863          1,609          1,687
     Interest expense                                   (369)          (387)          (748)          (707)
     Other, net                                           58             32             54             68
                                                    --------       --------       --------       --------
          Total other income, net                        441            508            915          1,048
                                                    --------       --------       --------       --------
          Income (loss) before income taxes            2,070          2,904        (10,220)         5,145
Income tax expense                                        65            638             65          1,112
                                                    --------       --------       --------       --------
          Net income (loss)                         $  2,005       $  2,266       $(10,285)      $  4,033
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------
Per share data:
          Basic                                     $   0.21       $   0.27       $  (1.10)      $   0.49
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------
          Weighted average common shares               9,401          8,340          9,324          8,311
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------
          Diluted                                   $   0.21       $   0.25       $  (1.10)      $   0.44
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------
          Weighted average common and
          common equivalent shares                     9,724          9,129          9,324          9,097
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

See notes to Consolidated Financial Statements.

                            TRIQUINT SEMICONDUCTOR, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (In thousands)
                                    (Unaudited)

                                                                   JUNE 30,      DECEMBER 31,
                                                                     1998          1997 (1)
                                                                   --------       --------
ASSETS
Current assets:
     Cash and cash equivalents                                     $ 15,828       $ 18,734
     Investments                                                      8,426          5,729
     Accounts receivable, net                                        23,973         15,986
     Inventories, net                                                19,501         12,288
     Prepaid expenses and other assets                                1,311          1,273
                                                                   --------       --------
               Total current assets                                  69,039         54,010
                                                                   --------       --------
Property, plant and equipment, net                                   28,635         27,235
Restricted investments                                               40,163         40,162
Other non-current assets                                              2,368             11
                                                                   --------       --------
               Total assets                                        $140,205       $121,418
                                                                   --------       --------
                                                                   --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current installments of capital lease
     and installment note obligations                              $  5,204       $  5,045
     Accounts payable and accrued expenses                           22,344         13,785
     Other current liabilities                                          327              -
                                                                   --------       --------
               Total current liabilities                             27,875         18,830
Capital lease obligations and installment note
     obligations, less current installments                          11,958         12,550
                                                                   --------       --------
               Total liabilities                                     39,833         31,380
                                                                   --------       --------
Shareholders' equity:
     Common stock                                                   132,676        112,060
     Accumulated deficit                                            (32,304)       (22,022)
                                                                   --------       --------
               Total shareholders' equity                           100,372         90,038
                                                                   --------       --------
Total liabilities and shareholders' equity                         $140,205       $121,418
                                                                   --------       --------
                                                                   --------       --------

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1997.

See notes to Consolidated Financial Statements.

                            TRIQUINT SEMICONDUCTOR, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In Thousands)
                                     (Unaudited)

                                                                                     Six Months Ended
                                                                                  -----------------------
                                                                                  June 30,       June 30,
                                                                                    1998           1997
                                                                                  --------       --------
Cash flows from operating activities:
     Net income (loss)                                                            ($10,285)        $4,033

     Adjustments to reconcile net income (loss) to
       net cash provided (used) by operating activities:
          Depreciation and amortization                                              2,735          2,077
          Special charges                                                            8,820              -
          (Gain) loss on disposal of assets                                            (58)            36
          Change in assets and liabilities (net of assets acquired
          and liabilities assumed)
             (Increase) decrease in:
                Accounts receivable                                                 (2,014)        (3,698)
                Inventories                                                         (2,590)        (3,941)
                Prepaid expense and other assets                                       353            231
             Increase (decrease) in:
                Accounts payable and accrued expenses                                4,817          2,865
                Other current liabilities                                              327            (34)
                                                                                  --------       --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                 2,105          1,569

Cash flows from investing activities:
     Purchase of investments                                                       (59,833)       (33,370)
     Sale/Maturity of investments                                                   57,137         30,479
     Capital expenditures                                                             (850)          (760)
     Proceeds from sale of assets                                                       67            220
                                                                                  --------       --------
           NET CASH USED BY INVESTING ACTIVITIES                                    (3,479)        (3,431)

Cash flows from financing activities:
     Principal payments under capital lease obligations                             (2,648)        (2,000)
     Issuance of common stock, net                                                   1,116          1,309
                                                                                  --------       --------
           NET CASH USED BY FINANCING ACTIVITIES                                    (1,532)          (691)

           NET DECREASE IN CASH AND CASH EQUIVALENTS                                (2,906)        (2,553)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                            18,734         13,411
                                                                                  --------       --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                 $15,828        $10,858
                                                                                  --------       --------
                                                                                  --------       --------

See notes to Consolidated Financial Statements.

                            TRIQUINT SEMICONDUCTOR, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In thousands)
                                    (Unaudited)

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

     The following is a reconciliation of the basic and diluted earnings per share:

                                                                           PER SHARE
     THREE MONTHS ENDED JUNE 30, 1998         INCOME        SHARES           AMOUNT
     --------------------------------        --------       ------         ---------
     Basic earnings per share:
       Income available to shareholders      $  2,005        9,401           $ 0.21
                                                                             ------
                                                                             ------
     Effect of dilutive securities:
       Stock options and warrants                 -            323
                                             --------        -----
     Diluted earnings per share:
       Income available to shareholders      $  2,005        9,724           $ 0.21
                                             --------        -----           ------
                                                             -----           ------

                                                                           PER SHARE
     SIX MONTHS ENDED JUNE 30, 1998           INCOME        SHARES           AMOUNT
     ------------------------------          --------       ------         ---------
     Basic earnings (loss) per share:
       Income available to shareholders      $(10,285)       9,324           $(1.10)
                                                                             ------
                                                                             ------
     Effect of dilutive securities:
       Stock options and warrants                 -              -
                                             --------        -----
     Diluted earnings (loss) per share:
       Income available to shareholders      $(10,285)       9,324           $(1.10)
                                             --------        -----           ------
                                                             -----           ------

                                                                           PER SHARE
     THREE MONTHS ENDED JUNE 30, 1997         INCOME        SHARES           AMOUNT
     --------------------------------        --------       ------         ---------
     Basic earnings per share:
       Income available to shareholders      $  2,266        8,340           $ 0.27
                                                                             ------
                                                                             ------
     Effect of dilutive securities:
       Stock options and warrants                   -          789
                                             --------        -----
     Diluted earnings per share:
       Income available to shareholders      $  2,266        9,129           $ 0.25
                                             --------        -----           ------
                                                             -----           ------

                                                                           PER SHARE
     SIX MONTHS ENDED JUNE 30, 1997           INCOME        SHARES           AMOUNT
     --------------------------------        --------       ------         ---------
     Basic earnings per share:
       Income available to shareholders      $  4,033        8,311           $ 0.49
                                                                             ------
                                                                             ------
     Effect of dilutive securities:
       Stock options and warrants                   -          786
                                             --------        -----
     Diluted earnings per share:
       Income available to shareholders      $  4,033        9,097           $ 0.44
                                             --------        -----           ------
                                             --------        -----           ------

     The dilutive effect of common equivalent shares outstanding for the purchase of approximately 407 shares for the six months ended June 30, 1998 were not included in the net income (loss) pershare calculations, because to do so would have been antidilutive.

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

4.   INCOME TAXES

     The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective taxes bases.

     The provision for income taxes has been recorded based on the current estimate of the Company's annual effective tax rate. For periods of income, this rate differs from the federal statutory rate primarily because of the utilization of net operating loss carryforwards.

5.   INVENTORIES
     Inventories, net of reserves of $2,045 and $1,324 as of June 30, 1998 and December 31, 1997, respectively, stated at the lower of cost or market, consist of:

                                                                             JUNE 30,   DECEMBER 31,
                                                                                 1998           1997
                                                                         -------------  ------------
     Raw Material                                                              $5,269         $2,776
     Work in Progress                                                          11,562          7,708
     Finished Goods                                                             2,670          1,804
                                                                              -------        -------
       Total Inventories                                                      $19,501        $12,288
                                                                              -------        -------

6.   SHAREHOLDERS' EQUITY
     Components of shareholders' equity:

                                                                        JUNE 30,        DECEMBER 31,
                                                                            1998                1997
                                                                       ---------        ------------
     Preferred stock, no par value,
     5,000,000 shares authorized                                               -                   -

     Common stock, $.001 par value,
     25,000,000 shares authorized, 9,438,333 and
     8,494,232 outstanding at June 30, 1998 and
     December 31, 1997, respectively                                           9                   8

     Additional paid-in capital                                          132,667             112,052

7.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                 SIX MONTHS ENDED
                                                                             -----------------------
                                                                             JUNE 30,       JUNE 30,
                                                                                 1998           1997
                                                                             --------      ---------
     Cash Transactions:
       Cash paid for interest                                                    $741           $701
       Cash paid for income taxes                                                   0             48

     Non-Cash Transactions:
        Purchase of assets through capital leases                               2,215          5,847

8.   ACQUISITION

     Pursuant to an Asset Purchase Agreement with RTIS, TriQuint acquired the MMIC Business for approximately $19.5 million in cash and 844,613 shares of TriQuint Common Stock (the Shares) valued at approximately $19.5 million for a total purchase consideration of approximately $39 million. The Shares are redeemable at TriQuint's option at any time within 180 days of January 13, 1998 at a price of approximately $23 per share, this option can be extended for an additional 180 days at a cost of 1% a month of the call price. The cost of this option would be recorded as a charge to shareholders' equity. The cash portion of the purchase price was financed through an operating lease arrangement involving certain assets pursuant to the Agreement.

     As part of the acquisition, TriQuint recorded approximately $8.8 million in special charges associated with the write-off of the fair value of in-process research and development.

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

INTRODUCTION

     TriQuint Semiconductor, Inc. (TriQuint or the Company) designs, develops, manufactures and markets a broad range of high performance analog and mixed signal integrated circuits for the communications markets. The Company utilizes its proprietary gallium arsenide (GaAs) technology to enable its products to overcome the performance barriers of silicon devices in a variety of applications. The Company sells its products on a worldwide basis and its end user customers include Alcatel, Cellnet Data Systems, Ericsson, Hughes, DSC Communications, Lucent Technologies, Motorola, Nokia, Northern Telecom, Qualcomm, and Raytheon TI Systems.

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

     Pursuant to an Asset Purchase Agreement with RTIS, TriQuint acquired the MMIC Business for approximately $19.5 million in cash and 844,613 shares of TriQuint Common Stock (the Shares) valued at approximately $19.5 million for a total purchase consideration of approximately $39 million. The Shares are redeemable at TriQuint's option at any time within 180 days of January 13, 1998 at a price of approximately $23 per share, this option can be extended for an additional 180 days at a cost of 1% a month of the call price. The cost of this option would be recorded as a charge to shareholders' equity. The cash portion of the purchase price was financed through an operating lease arrangement involving certain assets pursuant to the Agreement.

RESULTS OF OPERATIONS

     The following table sets forth the consolidated statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated.

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                          -------------------   ------------------
                                          JUNE 30,   JUNE 30,   JUNE 30,  JUNE 30,
                                            1998       1997       1998      1997
                                          --------   --------   --------  --------
Total revenues                               100.0%    100.0%    100.0%    100.0%
Operating costs and expenses:
  Cost of goods sold                          63.2      51.5      69.7      52.9
  Research, development and engineering       18.2      17.6      18.5      16.4
  Selling, general and administrative         12.8      18.0      13.6      19.1
  Special charges                              0.0       0.0      17.1       0.0
  Settlement of lawsuit                        0.0       0.0       2.7       0.0
                                             -----     -----     -----     -----
     Total operating costs and expenses       94.2      87.1     121.6      88.4
                                             -----     -----     -----     -----
Income (loss) from operations                  5.8      12.9     (21.6)     11.6
Other income, net                              1.6       2.7       1.8       3.0
                                             -----     -----     -----     -----
  Income (loss) before income taxes            7.4      15.6     (19.8)     14.6
Income tax expense                             0.2       3.4       0.1       3.2
                                             -----     -----     -----     -----
Net income (loss)                              7.2%     12.2%    (19.9)%    11.4%
                                             -----     -----     -----     -----
                                             -----     -----     -----     -----


TOTAL REVENUES

     The Company derives revenues from the sale of standard and customer-specific products and services. The Company's revenues also include non-recurring engineering (NRE) revenues relating to the development of customer-specific products.

     Total revenues for the three and six months ended June 30, 1998 increased 50.3% and 45.9%, respectively, to $27.9 million and $51.6 million from $18.5 million and $35.3 million, respectively, for the comparable three and six months ended June 30, 1997. The increases in total revenues in the three and six months ended June 30, 1998 primarily reflects the inclusion of revenues from the newly acquired MMIC business since the date of acquisition as well as an increase in the volume of product sales to wireless communications customers, offset by reductions in sales to telecommunications and data communications customers. Domestic revenues for the three and six months ended June 30, 1998 increased to $20.1 and $38.4 million, respectively, from $12.1 and $22.8 million, respectively, for the three and six months ended June 30, 1997. International revenues increased to $7.8 and $13.1 million for the three and six months ended June 30, 1998, respectively, from $6.4 and $12.5 million, respectively, for the three and six months ended June 30, 1997.

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

     Cost of goods sold increased to $17.6 million for the three months ended June 30, 1998 from $9.6 million for the three months ended June 30, 1997. Cost of goods sold as a percentage of total revenues for the three months ended June 30, 1998 increased to 63.2% from 51.5% for the three months ended June 30, 1997. For the six months ended June 30, 1998, cost of goods sold increased to $36.0 million from $18.7 million in the comparable period a year earlier. As a percentage of total revenues, cost of goods sold for the six months ended June 30, 1998 increased to 69.7% from 52.9% for the six months ended June 30, 1997. The increase in absolute dollar value of cost of goods sold was partially attributable to the related increase in sales volume. As a percentage of total revenues, the increase in cost of goods sold from the three months ended June 30, 1997 was attributable to the continuing, though improved, impact of certain manufacturing issues identified in the immediately preceding quarter, such as: lower than expected yields on the initial products manufactured in the new facility, lower than expected yields on products built in the old fabrication facility immediately prior to shipment, and equipment downtime on certain equipment following transfer to the new facility. As a percentage of total revenues, the increase in cost of goods sold from the six months ended June 30, 1997 was attributable to the inclusion of cost of goods sold related to the newly acquired MMIC business and to certain nonrecurring costs related to the Company's relocation of its wafer fabrication and manufacturing facilities to its new Hillsboro facility.
 These factors included lower than expected yields on the initial products manufactured in the new facility, lower than expected yields on products built in the old fabrication facility immediately prior to shipment, and equipment downtime on certain equipment following transfer to the new facility.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, development and engineering (RD&E) expenses include the costs incurred in the design of products associated with NRE revenues, as well as ongoing product development and research and development expenses. The Company's RD&E expenses for the three and six months ended June 30, 1998 increased to $5.1 and $9.5 million, respectively, from $3.3 and $5.8 million, respectively for the three and six months ended June 30, 1997. RD&E expenses as a percentage of total revenues for the three and six months ended June 30, 1998 increased to 18.2% and 18.5%, respectively, from 17.6% and 16.4%, respectively, for the three and six months ended June 30, 1997. The increase in RD&E expenses in both absolute dollar amount and as a percentage of total revenues primarily reflects the inclusion of RD&E expenses related to the newly acquired MMIC business, an increase in product development activities and increased NRE expenses. The Company is committed to substantial investments in research, development, and engineering and expects such expenses will continue to increase in absolute dollar amount in the future.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative (SG&A) expenses for the three and six months ended June 30, 1998 increased to $3.6 and $7.0 million, respectively, from $3.3 and $6.8 million, respectively, for the three and six months ended June 30, 1997. SG&A expenses as a percentage of total revenues for the three and six months ended June 30, 1998 decreased to 12.8% and 13.6%, respectively, from 18.0% and 19.1%, respectively, for the three and six months ended June 30, 1997. The increase in absolute dollar value in SG&A from the three months ended June 30, 1997 is primarily attributable to the inclusion of SG&A expenses related to the newly acquired MMIC business. For the six months ended June 30, 1998, the increase in absolute dollar value from the comparable period of a year earlier is attributable to the inclusion of SG&A expenses related to the newly acquired MMIC business as well as some nonrecurring expenses associated with the acquisition. As a percentage of the total revenues, SG&A expenses have decreased from both the three and six month periods ending June 30, 1997 due to revenues increasing at a faster rate than SG&A spending.

SPECIAL CHARGES

     During the six months ended June 30, 1998, special charges of $8.8 million were recorded. These are one time charges associated with the Company's acquisition of the MMIC business from Raytheon TI Systems, Inc. and involve the write-off of the fair value of in-process research and development.

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

     During the six months ended June 30, 1998, the Company reached an agreement in principle to settle this action and recorded a one time charge of $1.4 million associated with the settlement of this lawsuit and related legal expenses, net of accruals. The agreement is pending court approval.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net for the three and six months ended June 30, 1998 decreased to $441,000 and $915,000, respectively, from $508,000 and $1,048,000, respectively, for the three and six months ended June 30, 1997. The decrease in other income, net from the three months ended June 30, 1997 is primarily attributable to slightly lower interest income. The decrease in other income, net from the six months ended June 30, 1997 was the result of a combination of lower interest income and slightly higher interest expense from the addition of new capital leases in the current six month period.

INCOME TAX EXPENSE

     Income tax expense for both the three and six month periods ended June 30, 1998 was $65,000. Income tax expense for the three and six months ended June 30, 1997 was $638,000 and $1,112,000, respectively. The decrease in income tax expense is attributable to the Company's operating loss for the six months ended June 30, 1998.

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

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", ("SOP 98-5"), which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 broadly defines start-up activities and requires costs of start-up activities and organization costs to be expensed as incurred. The Company does not expect implementation to have a significant impact on its consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect SFAS No. 133 to have a significant impact on its consolidated financial statements.

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

     RELIANCE ON SIGNIFICANT CUSTOMERS; CUSTOMER CONCENTRATION - A significant portion of the Company's revenues in each fiscal period has historically been concentrated among a limited number of customers. In recent periods, sales to certain of the Company's major customers as a percentage of total revenues have fluctuated. In the six months ended June 30, 1998, no single customer accounted for 10.0% or more of total revenues. In 1997, Northern Telecom accounted for approximately 10.0% of total revenues. The Company expects that sales to a limited number of customers will continue to account for a substantial portion of its total revenues in future periods. The Company does not have long-term agreements with any of its customers. Customers generally purchase the Company's products pursuant to cancelable short-term purchase orders. The Company's business, financial condition and results of operations have been materially adversely affected in the past by the failure of anticipated orders to materialize and by deferrals or cancellations of orders. If the Company were to lose a major customer or if orders by or shipments to a major customer were to otherwise decrease or be delayed, the Company's business, financial condition and results of operations would be materially adversely affected.

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

     COMPETITION - The semiconductor industry is intensely competitive and is characterized by rapid technological change, rapid product obsolescence and price erosion. Currently, the Company competes primarily with manufacturers of high performance silicon semiconductors such as AMCC, Motorola and Philips and with manufacturers of GaAs semiconductors such as Vitesse and Anadigics. The Company expects increased competition both from existing competitors and from a number of companies which may enter the GaAs integrated circuit market, as well as future competition from companies which may offer new or emerging technologies such as silicon germanium. Most of the Company's current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. Additionally, manufacturers of high performance silicon semiconductors have achieved greater market acceptance of their existing products and technologies in certain applications. There can be no assurance that the Company will not face increased competition or that the Company will be able to compete successfully in the future. The failure of the Company to successfully compete in its markets would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     GAAS COMPONENTS MORE COSTLY TO PRODUCE - The production of GaAs integrated circuits has been and continues to be more costly than the production of silicon devices. This cost differential relates primarily to higher costs of the raw wafer material, lower production yields associated with the relatively immature GaAs technology and higher unit costs associated with lower production volumes. Although the Company has reduced unit production costs by increasing wafer fabrication yields, by achieving higher volumes and by obtaining lower raw wafer costs, there can be no assurance that the Company will be able to continue to decrease production costs. In addition, the Company believes that its costs of producing GaAs integrated circuits will continue to exceed the costs associated with the production of silicon devices. As a result, the Company must offer devices which provide superior performance to that of silicon-based devices such that the perceived price/performance of its products is competitive. There can be no assurance that the Company can continue to identify markets which require performance superior to that offered by silicon solutions, or that the Company will continue to offer products which provide sufficiently superior performance to offset the cost differential.

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

     CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY - The semiconductor industry has historically been characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, major additions of wafer fabrication capacity, maturing product cycles or declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity and subsequent accelerated price erosion, and in some cases have lasted for extended periods of time. The Company's business has in the past been and could in the future be materially adversely affected by industry-wide fluctuations. The Company's continued success will depend in large part on the continued growth of the semiconductor industry in general and its customers' markets in particular. No assurance can be given that the Company's business, financial condition and results of operations will not be materially adversely affected in the future by cyclical conditions in the semiconductor industry or in any of the markets served by the Company's products.

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

     RISKS ASSOCIATED WITH INTERNATIONAL SALES - Sales outside of the United States were $14.8 million, $18.1 million, $24.3 million and $13.1 million in 1995, 1996, 1997, and the six months ended June 30, 1998, respectively. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, due to the technological advantage provided by GaAs in many military applications, all of the Company's sales outside of North America must be licensed by the Office of Export Administration of the U.S. Department of Commerce. Although the Company has not experienced significant difficulty in obtaining these licenses, failure to obtain such licenses or delays in obtaining such licenses in the future could have a material adverse effect on the Company's results of operations. Furthermore, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products less price competitive. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed a follow-on public offering in September 1995 raising approximately $48.1 million, net of offering expenses. In December 1993 and January 1994, the Company completed its initial public offering raising approximately $16.7 million, net of offering expenses. In addition, the Company has funded its operations to date through other sales of equity, bank borrowing, equipment leases, and cash flow from operations. As of June 30, 1998, the Company had working capital of approximately $41.2 million, including $24.3 million in cash, cash equivalents, and unrestricted investments. The Company has a $10.0 million unsecured revolving line of credit with a financial institution. Restrictive covenants included in the line of credit require the Company to maintain (i) a total liability to tangible net worth ratio of not more than 0.75 to 1.00, (ii) a current ratio of not less than 1.75 to 1.00 and (iii) minimum tangible net worth greater than $73.9 million and (iv) cash and investments, including restricted investments, greater than $45.0 million. As of June 30, 1998 the Company was in compliance with the restrictive covenants contained in this line of credit. However, there can be no assurance that the Company will continue to be in compliance with these covenants as of any subsequent date.

     In May 1996, the Company entered into a five year synthetic lease through a Participation Agreement (the "Agreement") with Wolverine Leasing Corp. ("Wolverine"), Matisse Holding Company ("Matisse") and United States National Bank of Oregon ("USNB"). The lease provides for the construction and occupancy of the Company's new headquarters and wafer fabrication facility in Hillsboro under an operating lease from Wolverine and provides the Company with an option to purchase the property or renew its lease for an additional five years. Pursuant to the terms of the Agreement, USNB and Matisse made loans to Wolverine who in turn advanced the funds to the Company for the construction of the Hillsboro facility and other costs and expenses associated therewith. The loan from USNB is collateralized by investment securities pledged by the Company. Such investment securities are classified on the Company's balance sheet as restricted investments. In addition, restrictive covenants in the Agreement require the Company to maintain (i) a total liability to tangible net worth ration of not more than 0.75 to 1.00,
(ii) minimum tangible net worth greater than $50.0 million and (iii) cash and liquid investment securities, including restricted securities, greater than $45.0 million. As of June 30, 1998, the Company was in compliance with the covenants described above. However, there can be no assurance that the Company will continue to be in compliance with these covenants as of any subsequent date.

     In November 1997, the Company entered into a $1.5 million lease agreement for additional land adjacent to its Hillsboro facility. Pursuant to the terms of that agreement, USNB provided loans to Matisse to purchase the land, who in turn leased it to the Company under a renewable one year lease agreement. The loan from USNB is partially collateralized by a guarantee from the Company. The agreement contains restrictive covenants substantially the same as those contained in the Company's line of credit. As of June 30, 1998 the Company was in compliance with the terms of the agreement. However, there can be no assurance that the Company will continue to be in compliance with these terms as of any subsequent date.

     In January 1998, the Company acquired the MMIC operations of the former Texas Instruments' Defense Systems & Electronics Group from RTIS. Pursuant to an Asset Purchase Agreement with RTIS, TriQuint acquired the MMIC Business for approximately $19.5 million in cash and 844,613 shares of TriQuint Common Stock (the Shares) valued at approximately $19.5 million for a total purchase consideration of approximately $39 million. The Shares are redeemable at TriQuint's option at any time within 180 days of January 13, 1998 at a price of approximately $23 per share, this option can be extended for an additional 180 days at a cost of 1% a month of the call price. The cost of this option would be recorded as a charge to shareholders' equity. The cash portion of the purchase price was financed through an operating lease arrangement involving certain assets pursuant to the Agreement.

The following table presents a summary of the Company's cash flows (IN
THOUSANDS):

                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------
                                                      1998           1997
                                                   ----------  ------------
Net cash and cash equivalents provided
  (used) by operating activities                   $   2,105      $   1,569
Net cash and cash equivalents provided
  (used) by investing activities                      (3,479)        (3,431)
Net cash and cash equivalents provided
  (used) by financing activities                      (1,532)          (691)
                                                   ---------      ---------
Net decrease in cash and cash equivalents          $  (2,906)     $  (2,553)
                                                   ---------      ---------
                                                   ---------      ---------

     The cash provided by operating activities for the six months ended June 30, 1998, $2.1 million, related primarily to a combined increase in accounts payable and accrued expenses and other current liabilities of $5.1 million and depreciation and amortization of $2.7 million. This was offset by increases in accounts receivable of $2.0 million, inventories of $2.6 million and a net loss of $10.3 million. Cash provided by operating activities also included $8.8 million related to the special charges associated with the acquisition of the MMIC business as an offset to the net changes in assets and liabilities. The cash provided by operating activities for the six months ended June 30, 1997, $1.6 million, related to an increase in cash generated by net income of $4.0 million and growth of $2.9 million in accounts payable and accrued expenses and depreciation and amortization of $2.1 million, offset in part by growth of $3.7 million and $3.9 million in accounts receivable and inventory, respectively.

     The cash used by investing activities for the six months ended June 30, 1998, $3.5 million, related to the purchase of $59.8 million of investments and capital expenditures of approximately $850,000, but was offset in part by the sale/maturity of $57.1 million of investments. The cash used by investing activities for the six months ended June 30, 1997, $3.4 million, related primarily to the net purchase of investments of $2.9 million and the purchase of approximately $760,000 of capital equipment.

     The cash used by financing activities for the six months ended June 30, 1998, $1.5 million, related primarily to the payment of principal on capital leases of $2.6 million and was offset in part by the issuance of common stock of $1.1 million upon option exercises. The cash used by financing activities for the six months ended June 30, 1997, $691,000, also related primarily to the payment of principal on capital leases and was offset in part by the issuance of common stock upon option exercises.

     Cash used for capital expenditures for the six months ended June 30, 1998 was approximately $850,000. In this period, the Company also established approximately $2.2 million in new capital leases. The Company anticipates that its capital equipment needs, including manufacturing and test equipment and computer hardware and software, will require additional expenditures of approximately $7.0 million during the remainder of 1998.

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

     During the six months ended June 30, 1998, the Company reached an agreement in principle to settle this action and recorded a one time charge of $1.4 million associated with the settlement of this lawsuit and related legal expenses, net of accruals. The agreement is pending court approval.

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

                              TriQuint Semiconductor, Inc.



Dated:  August 11, 1998       /s/   Steven J. Sharp
                              --------------------------------------
                              STEVEN J. SHARP
                              President, Chief Executive Officer and
                              Chairman (Principal Executive Officer)


Dated:  August 11, 1998       /s/   Edward C.V. Winn
                              --------------------------------------
                              EDWARD C.V. WINN
                              Executive Vice President, Finance and
                              Administration, Chief Financial Officer and
                              Secretary (Principal Financial and Accounting
                              Officer)

                            TRIQUINT SEMICONDUCTOR, INC.
                                 INDEX TO EXHIBITS

                                                                   SEQUENTIAL
EXHIBIT NO.                        DESCRIPTION                      PAGE NO.
-----------                        -----------                     ----------
27.1                          Financial Data Schedule
