Form 10-Q
period 1998-09-26
TRIQUINT SEMICONDUCTOR INC
filed 1998-11-10
CIK 913885

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                         of
                        THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended September 26, 1998
                           Commission File Number 0-22660

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

As of September 26, 1998, there were 9,468,311 shares of the registrant's common stock outstanding.

                            TRIQUINT SEMICONDUCTOR, INC.

                                       INDEX




PART I.   FINANCIAL INFORMATION                                                             PAGE NO.
----------------------------------------------------------------------------------------------------
Item 1.   Financial Statements

          Consolidated Condensed Statements of Operations -- Three months and nine months
          ended September 30, 1998 and 1997                                                    3

          Consolidated Condensed Balance Sheets -- September 30, 1998 and December 31,         4
          1997

          Consolidated Condensed Statements of Cash Flows -- Nine months ended September 30,
          1998 and 1997                                                                        5

          Notes to Consolidated Condensed Financial Statements                                 6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                       10



PART II.  OTHER INFORMATION
----------------------------------------------------------------------------------------------------

Item 1.   Legal Proceedings                                                                   26

Item 6.   Exhibits and Reports on Form 8-K                                                    26

SIGNATURES
                                                                                              27

                            PART I - FINANCIAL INFORMATION
                             ITEM 1: FINANCIAL STATEMENTS

                             TRIQUINT SEMICONDUCTOR, INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                     (Unaudited)


                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                               ----------------------------  ----------------------------
                                               SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                    1998          1997           1998           1997
                                               -------------  -------------  -------------  -------------
Total revenues                                 $      29,112  $      17,569  $      80,667  $      52,913

Operating costs and expenses:
  Cost of goods sold                                  17,933         10,242         53,884         28,931
  Research, development and engineering                4,568          2,668         14,067          8,468
  Selling, general and administrative                  4,288          3,856         11,308         10,614
  Special charges                                        -              -            8,820            -
  Settlement of lawsuit                                  -              -            1,400            -
                                               -------------  -------------  -------------  -------------

    Total operating costs and expenses                26,789         16,766         89,479         48,013
                                               -------------  -------------  -------------  -------------
    Income (loss) from operations                      2,323            803         (8,812)         4,900
                                               -------------  -------------  -------------  -------------

Other income (expense):
  Interest income                                        825            906          2,434          2,593
  Interest expense                                      (360)          (395)        (1,108)        (1,102)
  Other, net                                             102            -              156             68
                                               -------------  -------------  -------------  -------------
    Total other income, net                              567            511          1,482          1,559
                                               -------------  -------------  -------------  -------------

    Income (loss) before income taxes                  2,890          1,314         (7,330)         6,459
Income tax expense                                        29            -               94          1,112
                                               -------------  -------------  -------------  -------------
    Net income (loss)                          $       2,861  $       1,314  $      (7,424) $       5,347
                                               -------------  -------------  -------------  -------------
                                               -------------  -------------  -------------  -------------

Per share data:
    Basic                                      $        0.30  $        0.16  $       (0.79)  $       0.64
                                               -------------  -------------  -------------  -------------
                                               -------------  -------------  -------------  -------------

    Weighted average common shares                     9,453          8,425          9,365          8,332
                                               -------------  -------------  -------------  -------------
                                               -------------  -------------  -------------  -------------

    Diluted                                    $        0.29  $        0.14  $       (0.79) $        0.59
                                               -------------  -------------  -------------  -------------
                                               -------------  -------------  -------------  -------------
    Weighted average common and
    common equivalent shares                           9,802          9,231          9,365          9,126
                                               -------------  -------------  -------------  -------------
                                               -------------  -------------  -------------  -------------

See notes to Consolidated Condensed Financial Statements.

                             TRIQUINT SEMICONDUCTOR, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (In thousands)
                                     (Unaudited)

                                               SEPTEMBER 30,   DECEMBER 31,
ASSETS                                              1998           1997    (1)
                                               -------------  -------------
Current assets:
  Cash and cash equivalents                    $      15,799  $      18,734
  Investments                                          9,268          5,729
  Accounts receivable, net                            23,577         15,986
  Inventories, net                                    20,080         12,288
  Prepaid expenses and other assets                    1,928          1,273
                                               -------------  -------------
      Total current assets                            70,652         54,010
                                               -------------  -------------

Property, plant and equipment, net                    29,717         27,235
Restricted investments                                40,163         40,162
Other non-current assets                               2,277             11
                                               -------------  -------------
      Total assets                             $     142,809  $     121,418
                                               -------------  -------------
                                               -------------  -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of capital lease
      and installment note obligations         $       5,024  $       5,045
  Accounts payable and accrued expenses               24,104         13,785
                                               -------------  -------------
      Total current liabilities                       29,128         18,830
Capital lease obligations and installment
  note obligations, less current installments         10,648         12,550
                                               -------------  -------------
      Total liabilities                               39,776         31,380
                                               -------------  -------------
Shareholders' equity:
  Common stock                                       132,866        112,060
  Accumulated deficit                                (29,833)       (22,022)
                                               -------------  -------------
      Total shareholders' equity                     103,033         90,038
                                               -------------  -------------
Total liabilities and shareholders' equity     $     142,809  $     121,418
                                               -------------  -------------
                                               -------------  -------------

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1997.

See notes to Consolidated Condensed Financial Statements.

                             TRIQUINT SEMICONDUCTOR, INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                     (Unaudited)



                                                                                  Nine Months Ended
                                                                        ---------------------------------
                                                                        September 30,       September 30,
                                                                            1998                1997
                                                                        -------------       -------------
Cash flows from operating activities:
     Net income (loss)                                                         (7,424)              5,347
     Adjustments to reconcile net income (loss) to
       net cash provided (used) by operating activities:
          Depreciation and amortization                                         4,202               3,172
          Special charges                                                       8,820                  --
          (Gain) loss on disposal of assets                                      (140)                (14)
          Change in assets and liabilities (net of assets acquired
          and liabilities assumed)
             (Increase) decrease in:
                Accounts receivable                                            (1,618)             (3,171)
                Inventories                                                    (3,169)             (3,473)
                Prepaid expense and other assets                                 (173)                247
             Increase (decrease) in:
                Accounts payable and accrued expenses                           6,577                (238)
                Other current liabilities                                          --                 (61)
                                                                        -------------       -------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                           7,075               1,809

Cash flows from investing activities:
     Purchase of investments                                                  (70,569)            (35,162)
     Sale/Maturity of investments                                              67,029              36,344
     Capital expenditures                                                      (3,397)             (1,037)
      Proceeds from sale of assets                                                149                 200
                                                                        -------------       -------------
            NET CASH USED BY INVESTING ACTIVITIES                              (6,788)                345

Cash flows from financing activities:
     Principal payments under capital lease obligations                        (4,138)             (3,055)
     Issuance of common stock, net                                                916               2,370
                                                                        -------------       -------------
           NET CASH USED BY FINANCING ACTIVITIES                               (3,222)               (685)

           NET DECREASE IN CASH AND CASH EQUIVALENTS                           (2,935)              1,469

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                       18,734              13,411
                                                                        -------------       -------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                      $      15,799       $      14,880
                                                                        -------------       -------------
                                                                        -------------       -------------



See notes to Consolidated Condensed Financial Statements.

                            TRIQUINT SEMICONDUCTOR, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (In thousands)
                                    (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, as included in the Company's 1997 Annual Report to Shareholders.

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

     The following is a reconciliation of the basic and diluted earnings per share:

     Three Months Ended September 30, 1998
     -------------------------------------
                                                                     Per Share
                                                   Income   Shares    Amount
                                                   ------   ------   -------
     Basic earnings per share:
        Income available to shareholders           $2,861    9,453   $  0.30
                                                                     -------
     Effect of dilutive securities:
        Stock options and warrants                      -      349
                                                   ------   ------
     Diluted earnings per share:
        Income available to shareholders           $2,861    9,802    $ 0.29
                                                   ------   ------    ------

     Nine Months Ended September 30, 1998
     ------------------------------------
                                               Income               Per Share
                                               (Loss)     Shares     Amount
                                              ---------  ---------  ---------
     Basic earnings (loss) per share:
       Income (loss) available to             $  (7,424)     9,365  $   (0.79)
        shareholders                                                ---------
                                                                    ---------
     Effect of dilutive securities:
       Stock options and warrants                   -          -
     Diluted earnings (loss) per share:
       Income (loss) available to             $  (7,424)     9,365  $   (0.79)
        shareholders                          ---------  ---------  ---------
                                              ---------  ---------  ---------

     Three Months Ended September 30, 1997
     -------------------------------------
                                                                    Per Share
                                               Income     Shares     Amount
                                              ---------  ---------  ---------

     Basic earnings per share:
       Income available to shareholders       $   1,314      8,425  $    0.16
                                                                    ---------
                                                                    ---------
     Effect of dilutive securities:
       Stock options and warrants                   -          806
                                              ---------  ---------
     Diluted earnings per share:
       Income available to shareholders       $   1,314      9,231  $    0.14
                                              ---------  ---------  ---------
                                              ---------  ---------  ---------

     Nine Months Ended September 30, 1997
     ------------------------------------
                                                                    Per Share
                                               Income     Shares     Amount
                                              ---------  ---------  ---------
     Basic earnings per share:
       Income available to shareholders       $   5,347      8,332  $    0.64
                                                                    ---------
     Effect of dilutive securities:
       Stock options and warrants                   -          794
                                              ---------  ---------
     Diluted earnings per share:
       Income available to shareholders       $   5,347      9,126  $    0.59
                                              ---------  ---------  ---------
                                              ---------  ---------  ---------

     The dilutive effect of common equivalent shares outstanding for the purchase of approximately 421 shares for the nine months ended September 30, 1998 were not included in the net income (loss) per share calculations, because to do so would have been antidilutive.

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

4.   INCOME TAXES

     The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     The provision for income taxes has been recorded based on the current estimate of the Company's annual effective tax rate. For periods of income, this rate differs from the federal statutory rate primarily because of the utilization of net operating loss carryforwards.

5.   INVENTORIES
     Inventories, net of reserves of $1,970 and $1,324 as of September 30, 1998 and December 31, 1997, respectively, stated at the lower of cost or market, consist of:

                                          September 30,          December 31,
                                                  1998                  1997
                                          -------------                 -------------
     Raw Material                         $       5,030                  $      2,776
     Work in Progress                            12,047                 7,708
     Finished Goods                               3,003                 1,804
                                          -------------                  ------------
       Total Inventories                        $20,080               $12,288
                                          -------------                  ------------

6.   SHAREHOLDERS' EQUITY
     Components of shareholders' equity:
                                          September 30,                  December 31,
                                                  1998                  1997
                                          -------------          -       ------------
     Preferred stock, no par value,
     5,000,000 shares authorized                      -                     -

     Common stock, $.001 par value,
     25,000,000 shares authorized,
     9,468,311 and 8,494,232 at
     September 30, 1998 and
     December 31, 1997, respectively                  9                     8

     Additional paid-in capital                 132,857               112,052

7.   SUPPLEMENTAL CASH FLOW INFORMATION
                                                    Nine Months Ended
                                                    -----------------
                                          September 30,                 September 30,
                                               1998                      1997
                                          -------------          -       ------------

     Cash Transactions:
       Cash paid for interest             $       1,088                 $       1,092
       Cash paid for income taxes                     0                    74

     Non-Cash Transactions:
        Purchase of assets through
         capital leases                          2,215                  5,847

8.   ACQUISITION

     Pursuant to an Asset Purchase Agreement (the Agreement) with RTIS, the Company acquired the MMIC Business for approximately $19.5 million in cash and 844,613 shares of TriQuint Common Stock (the Shares) valued at approximately $19.5 million for a total purchase consideration of approximately $39 million. The Shares were redeemable at the Company's option. The Company elected not to renew the option effective September 14, 1998. The Company paid a total of $390,000 for this option, which was recorded as a charge to shareholders' equity. The cash portion of the purchase price was financed through an operating lease arrangement involving certain assets pursuant to the Agreement.

     As part of the acquisition, TriQuint recorded approximately $8.8 million in special charges associated with the write-off of the fair value of in-process research and development.

9.   LITIGATION

     See Part II, Item 1, of this Quarterly Report on Form 10-Q for a description of legal proceedings.

10.  COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", which established requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. There is no difference between net income (loss) and comprehensive income (loss) for each period presented.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                   OF OPERATIONS

     IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT ON FORM 10-Q (REPORT) AND IN THE DOCUMENTS INCORPORATED BY REFERENCE HEREIN, CERTAIN STATEMENTS IN THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A) ARE FORWARD LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORD "EXPECTS," "ANTICIPATES," "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. SUCH RISKS AND UNCERTAINTIES ARE SET FORTH BELOW UNDER "FACTORS AFFECTING FUTURE RESULTS."

INTRODUCTION

     TriQuint Semiconductor, Inc. (TriQuint or the Company) designs, develops, manufactures and markets a broad range of high performance analog and mixed signal integrated circuits for the communications markets. The Company utilizes its proprietary gallium arsenide (GaAs) technology to enable its products to overcome the performance barriers of silicon devices in a variety of applications. The Company sells its products on a worldwide basis and its end user customers include Alcatel, Cellnet Data Systems, Ericsson, Hughes, Lucent Technologies, Motorola, Nokia, Northern Telecom, Qualcomm, and Raytheon TI Systems.

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

     Pursuant to an Asset Purchase Agreement (the Agreement) with RTIS, the Company acquired the MMIC Business for approximately $19.5 million in cash and 844,613 shares of TriQuint Common Stock (the Shares) valued at approximately $19.5 million for a total purchase consideration of approximately $39 million. The Shares were redeemable at the Company's option. The Company elected not to renew the option effective September 14, 1998. The Company paid a total of $390,000 for this option, which was recorded as a charge to shareholders' equity. The cash portion of the purchase price was financed through an operating lease arrangement involving certain assets pursuant to the Agreement.

RESULTS OF OPERATIONS

     The following table sets forth the consolidated statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated.


                                                     Three Months Ended         Nine Months Ended
                                                  -----------------------    -----------------------
                                                  September     September    September     September
                                                     30,           30,          30,           30,
                                                    1998          1997         1998          1997
                                                  ---------     ---------    ----------    ---------
  Total revenues                                      100.0 %       100.0 %       100.0 %      100.0 %
  Operating costs and expenses:
    Cost of goods sold                                 61.6          58.3          66.8         54.7
    Research, development and engineering              15.7          15.2          17.4         16.0
    Selling, general and administrative                14.7          21.9          14.0         20.1
    Special charges                                     0.0           0.0          10.9          0.0
    Settlement of lawsuit                               0.0           0.0           1.8          0.0
                                                  ---------     ---------    ----------    ---------
       Total operating costs and expenses              92.0          95.4         110.9         90.7
                                                  ---------     ---------    ----------    ---------
  Income (loss) from operations                         8.0           4.6        (10.9)          9.3
  Other income, net                                     1.9           2.9           1.8          2.9
                                                  ---------     ---------    ----------    ---------
    Income (loss) before income taxes                   9.9           7.5         (9.1)         12.2
  Income tax expense                                    0.1           0.0           0.1          2.1
                                                  ---------     ---------    ----------    ---------
  Net income (loss)                                     9.8 %         7.5 %        (9.2) %       10.1 %
                                                  ---------     ---------    ----------    ---------
                                                  ---------     ---------    ----------    ---------



TOTAL REVENUES

     The Company derives revenues from the sale of standard and customer-specific products and services. The Company's revenues also include non-recurring engineering (NRE) revenues relating to the development of customer-specific products.

     Total revenues for the three and nine months ended September 30, 1998 increased 65.7% and 52.5%, respectively, to $29.1 million and $80.7 million from $17.6 million and $52.9 million, respectively, for the comparable three and nine months ended September 30, 1997. The increases in total revenues in the three and nine months ended September 30, 1998 primarily reflects the inclusion of revenues from the newly acquired MMIC business since the date of acquisition in addition to strong demand for wireless communication products. Domestic revenues for the three and nine months ended September 30, 1998 increased to $22.9 and $61.3 million, respectively, from $12.1 and $34.9 million, respectively, for the three and nine months ended September 30, 1997. International revenues increased to $6.2 and $19.3 million for the three and nine months ended September 30, 1998, respectively, from $5.5 and $18.0 million, respectively, for the three and nine months ended September 30, 1997.

COST OF GOODS SOLD

     Cost of goods sold includes all direct material, labor and overhead expenses and certain production costs related to NRE revenues. In general, gross profit generated from the sale of customer-specific products and from NRE revenues is typically higher than gross profit generated from the sale of standard products. The factors affecting product mix include the relative demand in the various markets incorporating the Company's customer-specific products and standard products, as well as the number of NRE contracts which result in volume requirements for customer-specific products.

     Cost of goods sold increased to $17.9 million for the three months ended September 30, 1998 from $10.2 million for the three months ended September 30, 1997. Cost of goods sold as a percentage of total revenues for the three months ended September 30, 1998 increased to 61.6% from 58.3% for the three months ended September 30, 1997. For the nine months ended September 30, 1998, cost of goods sold increased to $53.9 million from $28.9 million in the comparable period a year earlier. As a percentage of total revenues, cost of goods sold for the nine months ended September 30, 1998 increased to 66.8% from 54.7% for the nine months ended September 30, 1997. The increase in absolute dollar value of cost of goods sold was primarily attributable to the related increase in sales volume. As a percentage of total revenues, the increase in cost of goods sold from the three months ended September 30, 1997 was attributable to a higher proportion of lower-margin products in the mix of products sold and to higher fixed costs associated with the newer Hillsboro manufacturing facility. The increase in cost of goods sold from the nine months ended September 30, 1997, as a percentage of total revenues, was due to the continuing, though improved, impact of certain manufacturing issues identified in the preceding two quarters, such as: lower than expected yields on the initial products manufactured in the new facility, lower than expected yields on products built in the old fabrication facility immediately prior to shipment, equipment downtime on certain equipment following transfer to the new facility, and an increase in lower-margin products in the mix of products sold. Sequentially, over the last two quarters, cost of goods sold continued to improve as a percentage of revenue due to improvements in the performance issues described here associated with the Company's transition to its new Hillsboro facility as well as to increases in economies of scale from higher production volumes.

     The Company has at various times in the past experienced lower than expected production yields which have delayed shipments of a given product and adversely affected gross margins. There can be no assurance that the Company will be able to maintain acceptable production yields in the future and, to the extent that it does not achieve acceptable production yields, its operating results would be materially adversely affected. The Company's operation of its own leased wafer fabrication facilities entails a high degree of fixed costs and requires an adequate volume of production and sales to be profitable. During periods of decreased demand, high fixed wafer fabrication costs would have a material adverse effect on the Company's operating results.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, development and engineering (RD&E) expenses include the costs incurred in the design of products associated with NRE revenues, as well as ongoing product development and research and development expenses. The Company's RD&E expenses for the three and nine months ended September 30, 1998 increased to $4.6 and $14.1 million, respectively, from $2.7 and $8.5 million, respectively for the three and nine months ended September 30, 1997. RD&E expenses as a percentage of total revenues for the three and nine months ended September 30, 1998 increased to 15.7% and 17.4%, respectively, from 15.2% and 16.0%, respectively, for the three and nine months ended September 30, 1997.
The increase in RD&E expenses in both absolute dollar amount and as a percentage of total revenues primarily reflects the inclusion of RD&E expenses related to the newly acquired MMIC business and increases in product development activities and NRE expenses. The Company is committed to substantial investments in RD&E and expects such expenses will continue to increase in absolute dollar amount in the future.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative (SG&A) expenses for the three and nine months ended September 30, 1998 increased to $4.3 and $11.3 million, respectively, from $3.9 and $10.6 million, respectively, for the three and nine months ended September 30, 1997. SG&A expenses as a percentage of total revenues for the three and nine months ended September 30, 1998 decreased to 14.7% and 14.0%, respectively, from 21.9% and 20.1%, respectively, for the three and nine months ended September 30, 1997. The increase in absolute dollar value in SG&A from the three and nine months ended September 30, 1997 is primarily attributable to the inclusion of SG&A expenses related to the newly acquired MMIC business and increased selling expenses associated with increased sales volume. As a percentage of total revenues, SG&A expenses have decreased from both the three and nine month periods ended September 30, 1997 due to revenues increasing at a faster rate than SG&A expenses.

SPECIAL CHARGES

     During the nine months ended September 30, 1998, special charges of $8.8 million were recorded. These are one time charges associated with the Company's acquisition of the MMIC business from Raytheon TI Systems, Inc. and involve the write-off of the fair value of in-process research and development.


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

     During the nine months ended September 30, 1998, the Company settled this action and recorded a one time charge of $1.4 million associated with the settlement of this lawsuit and related legal expenses, net of accruals.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net for the three months ended September 30, 1998 increased to $567,000 from $511,000 for the three months ended June 30, 1997. This increase resulted primarily from lower interest expense, gain on sale of assets and other miscellaneous receipts, partially offset by lower interest income. Other income (expense), net for the nine months ended September 30, 1998 decreased to $1.5 million from $1.6 million for the nine months ended September 30, 1997. This decrease was attributable to slightly lower interest income, partially offset by gain on sale of assets and other miscellaneous receipts.

INCOME TAX EXPENSE

     Income tax expense for both the three and nine month periods ended September 30, 1998 was $29,000 and $94,000, respectively. Income tax expense for the three and nine months ended September 30, 1997 was $0 and $1,112,000, respectively. The decrease in income tax expense for the nine months ended September 30, 1998 from the comparable period of the prior year is attributable to the Company's operating loss for the nine months ended September 30, 1998.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 requires public companies to report certain information about their operating segments in a complete set of financial statements to shareholders. It also requires reporting of certain enterprise-wide information about the Company's products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company does not expect implementation to have a significant impact on the disclosure to financial statements.

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

FACTORS AFFECTING FUTURE RESULTS

     VARIABILITY OF OPERATING RESULTS AND CYCLICALITY OF SEMICONDUCTOR INDUSTRY
- The Company's quarterly and annual results of operations have varied in the past and may vary significantly in the future due to a number of factors, including cancellation or delay of customer orders or shipments; market acceptance of the Company's or its customers' products; the Company's success in achieving design wins; variations in manufacturing yields; timing of announcement and introduction of new products by the Company and its competitors; changes in revenue and product mix; competitive factors; changes in manufacturing capacity and variations in the utilization of such capacity; variations in average selling prices; variations in operating expenses; the long sales cycles associated with the Company's customer specific products; the timing and level of product and process development costs; the cyclicality of the semiconductor industry; the timing and level of nonrecurring engineering ("NRE") revenues and expenses relating to customer specific products; changes in inventory levels; and general economic conditions. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's results of operations. For example, in June 1994, Northern Telecom, then the Company's largest customer, requested that the Company delay shipment of certain of its telecommunications devices to Northern Telecom. This decision, together with a general softness of orders in the telecommunications market, materially adversely affected the Company's revenues and results of operations in the second quarter of 1994 and for the balance of that year. The Company expects that its operating results will continue to fluctuate in the future as a result of these and other factors. The Company's expense levels are based, in part, on its expectations as to future revenue and, as a result, net income would be disproportionately and adversely affected by a reduction in revenue. Due to potential quarterly fluctuations in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Furthermore, it is likely that in some future quarter the Company's net sales or operating results will be below the expectations of public market securities analysts or investors. In such event, the market price of the Company's Common Stock would likely be materially adversely affected.

     TRANSITION OF MANUFACTURING OPERATIONS TO A NEW FACILITY - In the fourth quarter of 1997, the Company completed the move of its wafer fabrication operation to its new Hillsboro facility. The Company's administrative, engineering, sales and marketing offices and test operations moved into this new facility during the first quarter of 1997. The Company's lease and operation of its own wafer fabrication and manufacturing facilities entails a high level of fixed costs. Such fixed costs consist primarily of occupancy costs for the Hillsboro facility, investment in manufacturing equipment, repair, maintenance and depreciation costs related to equipment and fixed labor costs related to manufacturing and process engineering. The Company's manufacturing yields vary significantly among its products, depending on a given product's complexity and the Company's experience in manufacturing such product. The Company has experienced in the past, and may experience in the future, substantial delays in product shipments due to lower than expected production yields. The Company's transition of manufacturing operations to the higher capacity Hillsboro facility will result in a significant increase in fixed and operating expenses. If revenue levels do not increase sufficiently to offset these additional expense levels, the Company's results of operations will be materially adversely affected in future periods. In addition, during periods of low demand, high fixed wafer fabrication costs could have a material adverse effect on the Company's business, financial condition and results of operations.

     INTEGRATION OF ACQUISITIONS - Company management frequently evaluates the strategic opportunities available to it and may in the near-term or long-term future pursue acquisitions of complementary products, technologies or businesses. For example, on January 13, 1998, the Company acquired substantially all of the assets of the MMIC operations of the former Texas Instruments' Defense Systems & Electronics Group from RTIS. Acquisition transactions are accompanied by a number of risks, including, among other things, the difficulty of assimilating the operations and personnel of the acquired companies; the potential disruption of the Company's ongoing business; the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired technology and rights into the Company's products; expenses associated with the transactions; expenses associated with acquired in-process research and development; additional operating expenses; the maintenance of uniform standards, controls, procedures and policies; the impairment of relationships with employees and customers as a result of any integration of new management personnel; and the potential unknown liabilities associated with acquired businesses. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with its acquisition of the MMIC Business or any other future acquisitions. In addition, future acquisitions by the Company have the potential to result in dilutive issuances of equity securities, the incurrence of additional debt, and amortization expenses related to goodwill and other intangible assets that may materially adversely affect the Company's results of operations.

     MANUFACTURING RISKS - The fabrication of integrated circuits, particularly GaAs devices such as those sold by the Company, is a highly complex and precise process. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. As compared to silicon technology, the less mature stage of GaAs technology leads to somewhat greater difficulty in circuit design and in controlling parametric variations, thereby potentially yielding fewer good die per wafer. In addition, the more brittle nature of GaAs wafers can result in higher processing losses than those experienced with silicon wafers. The Company has in the past experienced lower than expected production yields, which have delayed product shipments and materially adversely affected the Company's results of operations. There can be no assurance that the Company will be able to maintain acceptable production yields in the future. Because the majority of the Company's costs of manufacturing are relatively fixed, the number of shippable die per wafer for a given product is critical to the Company's results of operations. To the extent the Company does not achieve acceptable manufacturing yields or experiences product shipment delays, its results of operations could be materially adversely affected. In addition, the Company leases and operates its own wafer fabrication facilities, which entails a high level of fixed costs and which requires an adequate volume of production and sales to be profitable. During periods of decreased demand, high fixed wafer fabrication costs could have a material adverse effect on the Company's results of operations.

     PRODUCT QUALITY, PERFORMANCE AND RELIABILITY - The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. GaAs integrated circuits as complex as those offered by the Company often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. As has occurred with most other semiconductor manufacturers, the Company has from time to time experienced product quality, performance or reliability problems, although no such problems have had a material adverse effect on the Company's operating results. There can be no assurance, however, that defects or failures will not occur in the future relating to the Company's product quality, performance and reliability that may have a material adverse effect on the Company's results of operations. If such failures or defects occur, the Company could experience lost revenue, increased costs (including warranty expense and costs associated with customer support), delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     RELIANCE ON SIGNIFICANT CUSTOMERS; CUSTOMER CONCENTRATION -
A significant portion of the Company's revenues in each fiscal period has historically been concentrated among a limited number of customers. In recent periods, although the Company's customer base has grown, certain major customers are still important to the Company's success. In the nine months ended September 30, 1998, RTIS accounted for approximately 10% of total revenues. In 1997, Northern Telecom accounted for approximately 12% of total revenues. The Company expects that sales to a limited number of customers will continue to account for a substantial portion of its total revenues in future periods. The Company generally does not have long-term agreements with any of its customers. Customers generally purchase the Company's products pursuant to cancelable short-term purchase orders. The Company's business, financial condition and results of operations have been materially adversely affected in the past by the failure of anticipated orders to materialize and by deferrals or cancellations of orders. If the Company were to lose a major customer or if orders by or shipments to a major customer were to otherwise decrease or be delayed, the Company's business, financial condition and results of operations could be materially adversely affected.

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

     DEPENDENCE ON NEW PRODUCTS AND PROCESSES - The Company's future success depends on its ability to develop and introduce in a timely manner new products and processes which compete effectively on the basis of price and performance and which adequately address customer requirements. The success of new product and process introductions is dependent on several factors, including proper selection of such products and processes, the ability to adapt to technological changes and to support emerging and established industry standards, successful and timely completion of product and process development and commercialization, market acceptance of the Company's or its customers' new products, achievement of acceptable manufacturing yields and the Company's ability to offer new products at competitive prices. No assurance can be given that the Company's product and process development efforts will be successful or that its new products or processes will achieve market acceptance. In addition, as is characteristic of the semiconductor industry, the average selling prices of the Company's products have historically decreased over the products' lives and are expected to continue to do so. To offset such decreases, the Company relies primarily on achieving yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and which therefore can be sold at higher average selling prices. To the extent that such cost reductions and new product or process introductions do not occur in a timely manner or the Company's or its customers' products do not achieve market acceptance, the Company's business, financial condition and results of operations could be materially adversely affected.

     PRODUCT AND PROCESS DEVELOPMENT AND TECHNOLOGICAL CHANGE - The market for the Company's products is characterized by frequent new product introductions, evolving industry standards and rapid changes in product and process technologies. Because of continual improvements in these technologies, including those in high performance silicon where substantially more resources are invested than in GaAs technologies, the Company believes that its future success will depend, in part, on its ability to continue to improve its product and process technologies and to develop in a timely manner new technologies in order to remain competitive. In addition, the Company must adapt its products and processes to technological changes and to support emerging and established industry standards. There can be no assurance that the Company will be able to improve its existing products and process technologies, develop in a timely manner new technologies or effectively support industry standards. The failure of the Company to improve its products and process technologies, develop new technologies and support industry standards could have a material adverse effect on the Company's business, financial condition and results of operations.

     EVOLVING INDUSTRY STANDARDS - The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. If technologies or standards supported by the Company's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in the regulatory approval process may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers. These delays have in the past had and may in the future have a material adverse effect on the sale of products by the Company and on its business, financial condition and results of operations.

     COMPETITION - The semiconductor industry is intensely competitive and is characterized by rapid technological change, rapid product obsolescence and price erosion. Currently, the Company competes primarily with manufacturers of high performance silicon semiconductors such as AMCC, Motorola and Philips and with manufacturers of GaAs semiconductors such as Vitesse, Anadigics and RF Microdevices. The Company expects increased competition both from existing competitors and from a number of companies which may enter the GaAs integrated circuit market, as well as future competition from companies which may offer new or emerging technologies such as silicon germanium. Most of the Company's current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. Additionally, manufacturers of high performance silicon semiconductors have achieved greater market acceptance of their existing products and technologies in certain applications. There can be no assurance that the Company will not face increased competition or that the Company will be able to compete successfully in the future. The failure of the Company to successfully compete in its markets could have a material adverse effect on the Company's business, financial condition and results of operations.

     ADOPTION OF GAAS COMPONENTS BY SYSTEMS MANUFACTURERS - Silicon semiconductor technologies are the dominant process technologies for integrated circuits and these technologies continue to improve in performance. TriQuint's prospective customers are frequently systems designers and manufacturers who are utilizing such silicon technologies in their existing systems and who are evaluating GaAs integrated circuits for use in their next generation high performance systems. Customers may be reluctant to adopt TriQuint's products because of perceived risks relating to GaAs technology generally. Such perceived risks include the unfamiliarity of designing systems with GaAs products as compared with silicon products, concerns related to manufacturing costs and yields, novel design and unfamiliar manufacturing processes and uncertainties about the relative cost effectiveness of the Company's products compared to high performance silicon integrated circuits. In addition, customers may be reluctant to rely on a smaller company such as TriQuint for critical components. There can be no assurance that additional systems manufacturers will design the Company's products into their respective systems, that the companies that have utilized the Company's products will continue to do so in the future or that GaAs technology will achieve widespread market acceptance. Should the Company's GaAs products fail to achieve market acceptance or be utilized in manufacturers' systems, the Company's business, financial condition and results of operations could be materially adversely affected.

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

     DEPENDENCE ON KEY PERSONNEL - The Company's future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to identify, attract and retain qualified technical and management personnel, particularly highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. Furthermore, there may be only a limited number of persons in the Company's geographic area with the requisite skills to serve in these positions. Several companies have built wafer fabrication plants in the Company's geographic area and it may become increasingly difficult for the Company to attract and retain such personnel. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company.

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

     RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT - The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its suppliers may from time to time be notified of claims that the Company may be infringing upon patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, indemnify its customers, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures of substantial time and other resources by the Company. In the event that any third party makes a successful claim against the Company or its customers and a license is not made available to the Company on commercially reasonable terms, the Company's business, financial condition and results of operations could be materially adversely affected.

     ENVIRONMENTAL REGULATIONS - The Company is subject to a variety of federal, state and local laws, rules and regulations related to the discharge or disposal of toxic, volatile or other hazardous chemicals used in its manufacturing process. The failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or a cessation of operations. Such regulations could require the Company to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Any failure by the Company, or by TI with respect to the Company's MMIC Facility, to control the use of, or to adequately restrict the discharge of hazardous substances could subject the Company to future liabilities or could cause its manufacturing operations to be suspended, resulting in a material adverse effect on the Company's business, financial condition and results of operations.

     RISKS ASSOCIATED WITH INTERNATIONAL SALES - Sales outside of the United States were $14.8 million, $18.1 million, $24.3 million and $19.3 million in 1995, 1996, 1997, and the nine months ended

September 30, 1998, respectively. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, due to the technological advantage provided by GaAs in many military applications, all of the Company's sales outside of North America must be licensed by the Office of Export Administration of the U.S. Department of Commerce. Although the Company has not experienced significant difficulty in obtaining these licenses, failure to obtain such licenses or delays in obtaining such licenses in the future could have a material adverse effect on the Company's results of operations. Furthermore, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products less price competitive. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

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

     YEAR 2000 RISKS - Many information technology hardware and software systems, as well as other equipment using microprocessors, can accept only two digit entries in the date code field. To operate using dates after December 31, 1999, the date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000" or "Y2K" issue. STATE OF READINESS - The Company has commenced a program to identify, remediate, test and develop a plan for the Y2K issue. Significant issues are expected to be identified by January of 1999. All phases of the plan are expected to be completed prior to October of 1999. The Company's plan includes a review of information and other technnology systems used in the Company's internal business and third party vendors, manufacturers and suppliers. An assessment has been made of the key internal systems and the Company believes that systems that are not already Y2K compliant will be modified, upgraded or replaced. The Company is currently assessing its products and is working with third party vendors, manufacturers and suppliers to identify and resolve Y2K issues. COSTS - The Company does not believe that the historical or anticipated costs of remediation have had, or will have, a material effect on the Company's financial condition or results of operations. RISKS - Because of the existence of numerous systems and related components within the Company and the interdependency of these systems, it is possible that certain systems at the Company, or systems at entities that provide services or goods for the Company, may fail to operate in the Year 2000. Although it is not currently anticipated, the inability of the Company to become Y2K compliant on a timely basis or the failure of a system at the Comapny or at an entity that provides services or goods to the Company may have a material impact on future operating results or finanical condition. The Company is continuing to evaluate the risks to the Company of failure to be Y2K compliant and to develop a contingency plan. CONTINGENCY PLAN - The Company has not yet developed a Y2K-specific contingency plan. If Y2K compliance issues are discovered, the Company will then evaluate the need for contingency plans relating to such issues.

LIQUIDITY AND CAPITAL RESOURCES

     In December 1993 and January 1994, the Company completed its initial public offering raising approximately $16.7 million, net of offering expenses. The Company completed a follow-on public offering in September 1995 raising approximately $48.1 million, net of offering expenses. In addition, the Company has funded its operations to date through other sales of equity, bank borrowing, equipment and facilities leases, and cash flow from operations. As of September 30, 1998, the Company had working capital of approximately $41.5 million, including $25.1 million in cash, cash equivalents, and unrestricted investments. The Company has a $10.0 million unsecured revolving line of credit with a financial institution. Restrictive covenants included in the line of credit require the Company to maintain (i) a total liability to tangible net worth ratio of not more than 0.75 to 1.00, (ii) a current ratio of not less than 1.75 to 1.00 and (iii) minimum tangible net worth greater than $76.3 million and (iv) cash and investments, including restricted investments, greater than $45.0 million. As of September 30, 1998 the Company was in compliance with the restrictive covenants contained in this line of credit. However, there can be no assurance that the Company will continue to be in compliance with these covenants as of any subsequent date.

     In May 1996, the Company entered into a five year synthetic lease through a Participation Agreement (the "Agreement") with Wolverine Leasing Corp. ("Wolverine"), Matisse Holding Company ("Matisse") and United States National Bank of Oregon ("USNB"). The lease provides for the construction and occupancy of the Company's Hillsboro facility under an operating lease from Wolverine and provides the Company with an option to purchase the property or renew its lease for an additional five years. Pursuant to the terms of the Agreement, USNB and Matisse made loans to Wolverine who in turn advanced the funds to the Company for the construction of the Hillsboro facility and other costs and expenses associated therewith. The loan from USNB is collateralized by investment securities pledged by the Company. Such investment securities are classified on the Company's balance sheet as restricted investments. In addition, restrictive covenants in the Agreement require the Company to maintain (i) a total liability to tangible net worth ratio of not more than 0.75 to 1.00, (ii) minimum tangible net worth greater than $50.0 million and (iii) cash and liquid investment securities, including restricted securities, greater than $45.0 million. As of September 30, 1998, the Company was in compliance with the covenants described above. However, there can be no assurance that the Company will continue to be in compliance with these covenants as of any subsequent date.

     In November 1997, the Company entered into a $1.5 million lease agreement for additional land adjacent to its Hillsboro facility. Pursuant to the terms of that agreement, USNB provided loans to Matisse to purchase the land, who in turn leased it to the Company under a renewable one year lease agreement. The loan from USNB is partially collateralized by a guarantee from the Company. The agreement contains restrictive covenants substantially the same as those contained in the Company's line of credit. As of September 30, 1998 the Company was in compliance with the terms of the agreement. However, there can be no assurance that the Company will continue to be in compliance with these terms as of any subsequent date.

     In January 1998, the Company acquired the MMIC operations of the former Texas Instruments' Defense Systems & Electronics Group from RTIS. Pursuant to an Asset Purchase Agreement (the Agreement) with RTIS, the Company acquired the MMIC Business for approximately $19.5 million in cash and 844,613 shares of TriQuint Common Stock (the Shares) valued at approximately $19.5 million for a total purchase consideration of approximately $39 million. The Shares were redeemable at the Company's option. The Company elected not to renew the option effective September 14, 1998. The Company paid a total of $390,000 for this option, which was recorded as a charge to shareholders' equity. The cash portion of the purchase price was financed through an operating lease arrangement involving certain assets pursuant to the Agreement.

The following table presents a summary of the Company's cash flows (IN
THOUSANDS):

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                            1998             1997
                                                            ----             ----
Net cash and cash equivalents provided
  (used) by operating activities                          $   7,075       $    1,809
Net cash and cash equivalents provided
  (used) by investing activities                             (6,788)             345
Net cash and cash equivalents provided
  (used) by financing activities                             (3,222)            (685)
                                                          ---------       ----------
Net increase (decrease) in cash and cash equivalents      $  (2,935)      $    1,469
                                                          ---------       ----------
                                                          ---------       ----------


     The cash provided by operating activities for the nine months ended September 30, 1998, $7.1 million, related primarily to a combined increase in accounts payable and accrued expenses of $6.6 million and depreciation and amortization of $4.2 million. This was offset by increases in accounts receivable of $1.6 million, inventories of $3.2 million and a net loss of $7.4 million. Cash provided by operating activities also included $8.8 million related to the special charges associated with the acquisition of the MMIC business as an offset to the net changes in assets and liabilities. The cash provided by operating activities for the nine months ended September 30, 1997, $1.8 million, related to an increase in cash generated by net income of $5.3 and depreciation and amortization of $3.2 million, offset in part by growth of $3.2 million and $3.5 million in accounts receivable and inventory, respectively.

     The cash used by investing activities for the nine months ended September 30, 1998, $6.8 million, related to the purchase of $70.6 million of investments and capital expenditures of $3.4 million, offset in part by the sale/maturity of $67.0 million of investments. The cash provided by investing activities for the nine months ended September 30, 1997, $345,000, related primarily to the net sale/maturity of investments of $36.3 million, offset in part by the purchase of investments of $35.2 million and capital expenditures of $1.0 million.

     The cash used by financing activities for the nine months ended September 30, 1998, $3.2 million, related primarily to the payment of principal on capital leases of $4.1 million and was offset in part by the issuance of common stock of approximately $916,000 upon option exercises. The cash used by financing activities for the nine months ended September 30, 1997, $685,000, also related primarily to the payment of principal on capital leases and was offset in part by the issuance of common stock upon option exercises.

     Cash used for capital expenditures for the nine months ended September 30, 1998 was $3.4 million. In this period, the Company also established approximately $2.2 million in new capital leases. The Company anticipates that its capital equipment needs, including manufacturing and test equipment and computer hardware and software, will require additional expenditures of approximately $4.0 million during the remainder of 1998.

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

     During the nine months ended September 30, 1998, the Company settled this action and recorded a one time charge of $1.4 million associated with the settlement of this lawsuit and related legal expenses, net of accruals.

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

                              TriQuint Semiconductor, Inc.



Dated:  November 10, 1998         /s/         Steven J. Sharp
                                  ---------------------------------------
                                  STEVEN J. SHARP
                                  President, Chief Executive Officer and
                                  Chairman (Principal Executive Officer)


Dated:  November 10, 1998         /s/         Edward C.V. Winn
                                  ---------------------------------------
                                  EDWARD C.V. WINN
                                  Executive Vice President, Finance and
                                   Administration,
                                  Chief Financial Officer and Secretary
                                  (Principal Financial and Accounting Officer)

                            TRIQUINT SEMICONDUCTOR, INC.
                                 INDEX TO EXHIBITS



                                                                 SEQUENTIAL
EXHIBIT NO.                  DESCRIPTION                          PAGE NO.
-----------                  ------------                         --------

27.1                Financial Data Schedule