Form 10-K405
period 1998-12-31
TRIQUINT SEMICONDUCTOR INC
filed 1999-03-31
CIK 913885

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER: 0-22660
                            ------------------------

                          TRIQUINT SEMICONDUCTOR, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             95-3654013
        (State or other jurisdiction         (I.R.S. Employer Identification
     of incorporation or organization)                   Number)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 26, 1999 as reported on the Nasdaq Stock Market's National Market, was approximately $147,592,744. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 26, 1999, registrant had outstanding 9,556,574 shares of Common Stock.

    The Index to Exhibits appears on page 16 of this document.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement, dated April 19, 1999. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998 are incorporated by reference in Parts II and IV of Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TRIQUINT SEMICONDUCTOR, INC.

                        1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                             ---------
                                                        PART I

ITEM 1.         BUSINESS...................................................................................          3

ITEM 2.         PROPERTIES.................................................................................         13

ITEM 3.         LEGAL PROCEEDINGS..........................................................................         14

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................         15

                                                       PART II

ITEM 5.         MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................         15

ITEM 6.         SELECTED FINANCIAL DATA....................................................................         15

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......         15

ITEM 7(a).      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................         15

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................         15

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......         15

                                                       PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................         15

ITEM 11.        EXECUTIVE COMPENSATION.....................................................................         16

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................         16

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................         16

                                                       PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K............................         16

                                     PART I

ITEM 1.  BUSINESS

    The following contains forwarding-looking statements based on current expectations and entails various risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein. These forward-looking statements include, but are not limited to, those regarding the Company's markets, customers, products and competition. Certain risks that the Company faces include, but are not limited to, the risk of lower than expected production yields, the risks associated with operating its own wafer fabrication facilities, the risks stemming from failure to receive orders to produce a high volume of products that are custom-designed, the risks associated with integrating recent acquisitions, the risks associated with customer inventory corrections, the risks posed by competing technologies, the risks of late product introductions and the risks associated with reliance on a limited number of suppliers, some of which are outside the United States.

    TriQuint Semiconductor, Inc. ("TriQuint" or the "Company") designs, develops, manufactures and markets a broad range of high performance analog and mixed signal integrated circuits for the communications markets. The Company utilizes its proprietary gallium arsenide ("GaAs") technology to enable its products to overcome the performance barriers of silicon devices in a variety of applications. The Company sells its products on a worldwide basis and its end user customers include Alcatel, Cellnet Data Systems, Ericsson, Hughes, Lucent Technologies, Motorola, Nokia, Northern Telecom, Qualcomm and Raytheon.

    On January 13, 1998, the Company acquired substantially all of the assets of the Monolithic Microwave Integrated Circuit ("MMIC") operations of the former Texas Instruments' Defense Systems & Electronics Group from Raytheon TI Systems, Inc. ("RTIS"), a Delaware corporation and a wholly owned subsidiary of Raytheon Company ("Raytheon"). The MMIC operations include the GaAs foundry and MMIC business of the R/F Microwave Business Unit that RTIS acquired on July 11, 1997 from Texas Instruments Incorporated ("TI") which MMIC business includes without limitation, TI's GaAs Operations Group, TI's Microwave GaAs Products Business Unit, the MMIC component of TI's Microwave GaAs Products Business Unit, the MMIC component of TI's Microwave Integrated Circuits Center of Excellence and the MMIC research and development component of TI's Systems Component Research Laboratory (collectively, "Millimeter Wave Communications").

INDUSTRY BACKGROUND

    Market demands for higher levels of performance in electronic systems have produced an increasing number of varied, complex applications. The increased capabilities of these new systems, in turn, are spawning new markets and a further proliferation of new, sophisticated applications. Many of these new applications have emerged in the wireless communications, telecommunications, computing and aerospace industries.

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

    The telecommunications industry is encountering increasing demand for higher transmission rates and increased capacity to accommodate the growth of traditional voice traffic and higher levels of data traffic arising from widely-used applications such as facsimile communications, computer networking and online and Internet services. Today's advanced telecommunications systems employ high speed switching networks and fiber optic cable operating in accordance with high frequency standards such as synchronous optical network ("SONET"), Synchronous Digital Hierarchy ("SDH"), integrated services digital network ("ISDN") and the asynchronous transfer mode ("ATM") standard. For example, high performance SONET telecommunications systems can operate at frequencies of 2.48 Gbits/sec or higher. The advent of video communications and multimedia (combinations of voice, video and data) are placing further demands on these systems for even higher data transmission rates.

    In the data communications industry, data processing speeds have increased rapidly, bringing enormous computing power to individual users. The demand to share data and peripheral equiqment among these users has led to the widespread use of networking systems operating at increasing speeds. Today's advanced data communication systems, based on standards such as Fibre Channel and Gigabit Ethernet as well as proprietary links are used to transmit data at rates up to
2.5 Gbits/sec.

    The microwave and millimeter wave communications industry utilizes advanced GaAs MMIC products for aerospace, defense and commercial applications. Aerospace and defense applications include high power amplifiers, low noise amplifiers, switches and attenuators for use in a variety of advanced requirements such as active array radar, missiles, electronic warfare systems and space communications systems. Commercial applications for products and services in this frequency range include wireless telephone applications, optical fiber links and switching networks, Local Multipoint Distribution System (LMDS) systems, phased-array radar and satellite earthstation transmitters.

    To address the market demands for higher performance, electronic system manufacturers have relied heavily on advances in semiconductor technology. In recent years, the predominant semiconductor technologies used in advance electronic systems have been silicon-based complementary metal oxide semiconductor ("CMOS"), bipolar complementary metal oxide semiconductor ("BiCMOS") and emitter coupled logic ("ECL") process technologies. However, the newest generation of high performance electronic systems requires further advances in semiconductor performance. One way to improve performance is to combine analog and digital circuitry on the same device. This combination, known as mixed signal technology, can provide higher levels of integration (smaller size and increased functionality), reduced power consumption and higher operating frequencies. Notwithstanding the benefits of mixed signal technology, the performance requirements of certain critical system functions generally cannot be achieved using silicon-based components. As a result, system manufacturers are seeking semiconductor products which can overcome the performance limitations of silicon devices in a variety of applications.

    GaAs semiconductor technology has emerged as an effective alternative or complement to silicon solutions in many high performance applications. GaAs has inherent physical properties which allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits which operate at much higher speeds than silicon devices, or operate at the same speeds with lower power consumption. The process technologies utilized in GaAs semiconductor fabrication include metal semiconductor field effect transistor ("MESFET"), pseudomorphic high electron mobility transistor ("PHEMT"), heterojunction bipolar transistor ("HBT") and heterostructure field effect transistor ("HFET"). In many new applications, GaAs integrated circuits enable high performance systems to process data more quickly, increasing system operating rates.

    In addition to enabling high performance systems to process data more quickly, the use of GaAs integrated circuits can reduce system power requirements, which is particularly important in battery powered portable applications. The high performance characteristics of GaAs, combined with the system requirements of the communications industry, have led to the use of GaAs components in high volumes to complement silicon devices in a wide range of commercial and aerospace systems.

    The Company believes that the continuation and acceleration of these trends will result in increasing demand for GaAs integrated circuits, thereby creating substantial opportunities for market-focused manufacturers who can provide a broad range of cost effective GaAs integrated circuits in high volume.

MARKETS AND CUSTOMERS

    TriQuint has focused on commercial and aerospace applications in the wireless communications, telecommunications, data communications and millimeter wave communications market areas, which can benefit significantly from the performance of GaAs and the Company's analog and mixed signal design expertise.

WIRELESS COMMUNICATIONS

    GaAs design and manufacturing technologies are being applied to commercial communications in satellites, satellite receivers for TV broadcast, wireless transceivers for data networks, handheld navigation systems based on the GPS system, wireless LANs, cellular and PCS telephones.

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

    The superior ability of GaAs to operate at higher frequencies also makes it well suited for use in defense applications. In addition, other key performance advantages of GaAs over silicon in key wireless communications system functions for both commercial and defense applications are improved signal reception, better signal processing in congested bands and greater power efficiency for longer battery life in portable applications.

TELECOMMUNICATIONS

    GaAs technologies are well suited for the growing markets and applications which require the transmission or manipulation of large amounts of information at high speeds with high data integrity. These applications, which typically require customer specific solutions and include digital, analog and mixed signal functions, are found primarily in the telecommunications industry, but also span other industries such as instrumentation, aerospace and defense. For many of these applications, the Company's products provide better price/performance value than silicon. The intrinsic electrical properties of GaAs result in higher speed, lower noise and less power consumption compared to silicon.

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

    The telecommunication industry has established a series of standards, most notably SONET, ISDN and ATM, which define transmission rates, protocols, signal quality and reliability. GaAs based products address the performance requirements of these standards, as well as higher speed communication links (2.48 Gbits/sec and above).

DATA COMMUNICATIONS

    Data communications equipment is typically used to interconnect mainframe computers, clients and servers, workstations, disk storage arrays and other peripheral devices. Other applications, which require transmission of large amounts of data at high speed include multimedia computing, supercomputing, multiprocessor systems, interactive computer aided design/computer aided manufacturing ("CAD/CAM"), medical imaging and high speed, high resolution printing. As new applications requiring higher volume data transfer have proliferated, and as microprocessor speeds have increased, a critical bottleneck has developed in these communications links. The computation speed of today's microprocessors is 10 to 100 times faster than currently available communications equipment based on communications standards such as Ethernet and Small Computer System Interface ("SCSI"). A solution to this problem is the use of high speed serial data transmission by means of coaxial or fiber optic cable in combination with the Company's mixed signal transmitting and receiving devices. For example, leading computer manufacturers have acknowledged the need for high speed serial data communications links by supporting the Fibre Channel standard which can operate up to 1.25 Gbits/sec. TriQuint's products, using the Company's mixed signal technology, enable high speed data transmission with high data integrity.

MILLIMETER WAVE COMMUNICATIONS

    A broad array of customers and applications are served by the Company's Millimeter Wave Communications operation. In aerospace applications, the Company's history of involvement in the federal government's DARPA-based MIMIC program has led to the development of MMIC products for phased-array radar antenna modules. This advanced antenna/system technology finds application in military aircraft, ships and spacecraft. It is also emerging as a key technology in next-generation commercial spacecraft and mobile earth station platforms.

    Two important commercial applications served by the Company in this area are point-to-point and point-to-multipoint digital radio markets. The point-to-point radio market is driven by expansion of the wireless telephone market, as these radios serve as the infrastructure to link the various remote towers to the switching centers. The point-to-multipoint radio market is being driven by both the LMDS auctions by the FCC for wireless distribution of phone, video and two-way data services and the growing demand for high-speed wireless networks not based on expensive or fixed-location fiber optic cable systems. The Company's products are enabling radio system suppliers to greatly reduce microwave and millimeter wave module costs by increasing the amount of circuitry integrated on GaAs chips.

CUSTOMERS

    The Company has a broad customer base of leading systems manufacturers and shipped products or provided manufacturing services directly to approximately 265 end user customers and distributors in 1998. The Company's largest customers include Nokia and Raytheon TI Systems, which accounted for approximately 12.0% and 11.7%, respectively, of the Company's total revenues in 1998. In 1997, Northern Telecom accounted for approximately 12.0% of the Company's total revenues. No other customer of the Company accounted for greater than 10% of total revenues during these periods. If the Company were to lose any major customer or if sales were to otherwise decrease, the Company's operating results would be adversely affected.

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

    TELECOMMUNICATIONS While most of the Company's telecommunications products are customer-specific, the Company also offers standard telecommunications products, such as SONET and SDH multiplexers and demultiplexers to provide low bit-error-rate performance in standard transmission applications and SONET/SDH compatible transceivers that support clock and data recovery and ATM framing, as well as high performance crosspoint switches.

    DATA COMMUNICATIONS For this market, TriQuint offers families of standard products which are targeted at high speed data communication applications.

    MILLIMETER WAVE COMMUNICATIONS The Company offers a wide variety of standard MMIC and discrete devices covering the DC to 45 Ghz frequency range. The devices are adapted for both general purpose and application-specific signal amplification or control purposes.

CUSTOMER-SPECIFIC PRODUCTS AND SERVICES

    TriQuint offers its customers a variety of product options and services for the development of customer-specific products. Services offered by the Company include design, wafer fabrication, test engineering, package engineering, assembly and test. Customer-specific products and services generally provide revenue at two stages: first when the design is developed and engineered, and second when TriQuint manufactures the device. The Company focuses the development of its customer specific-products on its target markets in applications involving volume production requirements. As is typical in the semiconductor industry, customer-specific products are developed for specific applications. As a result, the Company expects to generate production revenues only from those customer-specific products that are subsequently produced in high volume.

    Customer-specific designs are generally implemented by one of two methods. Under the first method, the customer supplies the Company with detailed performance specifications and TriQuint performs the complete design, development and subsequent manufacturing of the integrated circuits. These designs are generated using either the Company's in-house design engineering group or independent third-party design organizations qualified by the Company. Under the second method, TriQuint supplies circuit design and process rules to its customer and the customer's internal engineering staff designs products which TriQuint then manufactures.

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

    TriQuint's manufacturing strategy is primarily to use high volume process technologies which enables it to provide cost-effective solutions for its customers. The Company's advanced wafer manufacturing process emphasizes stability, uniformity and repeatability. Unlike its GaAs competitors who have typically concentrated on either digital or analog products, TriQuint has intentionally pursued process technologies that are cost-effective for digital, analog and mixed signal applications. As a result of the ability to primarily utilize core processes in the manufacture of its products, the Company is able to enjoy the cost advantages associated with standard high volume semiconductor manufacturing practices. The core process technology in the Company's Oregon wafer fabrication operation employs all implanted structures, 4 micron metal pitch and 0.5 to 0.7 micron geometries, involves 10 to 16 mask steps, has a cutoff frequency of up to 21 GHz and is scalable. This scalability facilitates further cost reduction and performance improvement. The process technology employed in the Company's Texas wafer fabrication operation includes five advanced performance production processes: 0.5 micron gate length MesFET for amplifier applications; 0.25 and 0.5 micron gate length pHEMT for high power and high frequency applications; HBT for high voltage, high linearity, and high power density; 0.5 micron gate length HFET for high voltage, high power amplifiers and switches; and VPIN for signal control devices such as switches, limiters and attenuators.

    The Company applies the technological advances within the silicon and related support industries to its design and manufacturing processes. TriQuint utilizes popular CAD and process control tools and test equipment. The Company primarily uses standard silicon industry packages and subcontracts its product assembly operations.

MANUFACTURING

    The Company's Oregon wafer manufacturing facility is located at its leased headquarters location in Hillsboro. The Company moved its executive, administrative, test and technical offices to a new 124,000 square foot leased facility in Hillsboro, Oregon in the first quarter of 1997. Prior to that time, such functions were conducted at the Company's former headquarters in Beaverton, Oregon. During the fourth quarter of 1997, the Company relocated its wafer fabrication and all other remaining operations to the new Hillsboro site. The Company's lease of its former wafer fabrication and manufacturing facility, a facility located in Beaverton, Oregon and owned by Maxim Integrated Products, Inc., expired in January, 1998. The Hillsboro wafer fabrication facility consists of 38,000 square feet, of which 17,000 is operated as a class 10 performance clean room.

    The Company's Texas facility is located in Dallas, Texas. The Texas facility comprises approximately 100,000 square feet, of which 15,000 square feet is operated as a Class 10 performance clean room. The Texas facility is subleased from RTIS, which leases the premises from Texas Instruments, through July 10, 2002. The Company has the right to renew its sublease of this facility for up to three additional five year periods in the event that RTIS exercises its rights to renew its lease from Texas Instruments. There can be no assurance, however, that RTIS will extend its lease beyond July 10, 2002.

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

    The raw materials and equipment used in the production of the Company's integrated circuits are available from several suppliers. The Company currently has approximately seven fully qualified wafer vendors, at least three of which are located in the United States, and two fully qualified mask set vendors, one of which is located in the United States.

    The Company assembles its products using outside assembly contractors. Outside assembly and tape and reel services for volume production are contracted to ten vendors, three of which are located in the

United States. The Company purchases high performance, multilayer ceramic packages from two vendors, one of which is located in the United States. TriQuint believes it was the first supplier of GaAs integrated circuits to introduce plastic packages in volume production. The Company currently purchases plastic packaging services from six suppliers, one of which is located in the United States. A reduction or interruption in the performance of assembly services by subcontractors or a significant increase in the price changed for such services could adversely affect the Company's operating results.

SALES AND DISTRIBUTION

    The Company sells its products through independent manufacturer's representatives and distributors and through a direct sales staff. As of December 31, 1998, TriQuint had 21 independent manufacturer's representative firms and two distributors in North America. TriQuint's seven person direct sales management staff provides sales direction and support to the manufacturer's representatives and distributors. Domestic sales management offices are located in the metropolitan areas of Los Angeles, California; Philadelphia, Pennsylvania; Portland, Oregon; San Jose, California and Raleigh, North Carolina. International business is supported by a network of 15 manufacturer's representatives and distributors in Europe and the Pacific Rim. The Company has also established a foreign subsidiary, TriQuint Semiconductor GmbH, with offices in Germany and France. The primary activity of this subsidiary is sales and marketing. Sales outside of the United States were $26.8 million, $24.3 million and $18.1 million in 1998, 1997 and 1996, respectively. All international sales of the Company's products are denominated in U.S. dollars in order to reduce the exchange rate risks. Sales outside of the United States involve a number of inherent risks, including reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside of the United States and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, due to the technological advantage provided by GaAs in military applications, all export sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. Although the Company has experienced no difficulty in obtaining these licenses, failure to obtain these licenses in the future could have a material adverse effect on the Company's results of operations.

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

RESEARCH AND DEVELOPMENT

    The Company's research and development efforts are focused on the design of new integrated circuits, improvement of existing device performance, development of new processes, cost reductions in the manufacturing process and improvements in device packaging. New product developments include standard and customer-specific devices for satellite communications, cellular and PCS telephones, wireless local area networks, wireless modems, high performance switching, transmission and data conversion products and data communications chipsets.

    The Company's research, development and engineering ("RD&E") expenses in 1998, 1997 and 1996 were approximately $19.0 million, $11.5 million and $10.9 million, respectively, and include non-recurring engineering ("NRE") expenses funded by customers. Expenses in 1998 related to RD&E increased substantially from the level incurred in 1997 primarily due to the inclusion of the new Millimeter Wave Communications operation. As of December 31, 1998, there were approximately 245 employees engaged in activities related to process and product research and development. The Company expects that it will continue to spend substantial funds on research and development.

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

COMPETITION

    The market for high performance semiconductors is highly competitive and subject to rapid technological change. Due to the increasing requirements for high speed components, the Company expects intensified competition from existing silicon device suppliers and the entry of new competition producing either silicon or GaAs components or components incorporating new technologies such as silicon germanium. The Company currently competes against silicon products offered principally by large semiconductor manufacturers such as AMCC, Motorola and Philips. In addition, the Company also currently competes against other GaAs semiconductor manufacturers, such as Anadigics, Vitesse, RF Microdevices and Raytheon. It is expected that additional future competition will primarily come from large semiconductor companies that have developed GaAs integrated circuit capabilities such as Fujitsu, Motorola and NEC. Such companies have substantially greater technical, financial and marketing resources and name recognition than the Company. Increased competition could adversely affect the Company's revenue and profitability.

    GaAs integrated circuits have been used mostly in the wireless communications market on a production basis for products or subsystems operating below 1 GHz, such as spread spectrum and cellular telephone applications. As the lower frequency bands become more crowded, more applications will utilize frequencies above 1 GHz. At such higher frequencies, GaAs integrated circuit solutions generally provide superior performance as compared to silicon alternatives. TriQuint competes with both GaAs and silicon suppliers in the telecommunications market. In the computing market, TriQuint supplies standard products to a variety of data communication systems manufacturers. In the computing market, the Company's competition comes from established silicon semiconductor companies and GaAs suppliers, and is generally based on performance elements such as speed, power dissipation, price, product quality and service. In the microwave and millimeter wave markets, the Company's competition is primarily from a limited number of military and aerospace based suppliers who are in the process of expanding their products to cover commercial opportunities as well.

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

PATENTS AND LICENSES

    The Company aggressively seeks the issuance of patents to protect inventions and technology which are important to its business. The Company has been awarded numerous patents for circuit design and wafer processing; with various expiration dates, none earlier than April 2005. These include both U.S. and foreign patents. As part of the acquisition of the Millimeter Wave Communications operation in January 1998, the Company acquired certain patents and also received licenses and sublicenses for certain additional patents. In addition, the Company has both U.S. and foreign registered trademarks. The Company has also routinely protected its numerous original mask sets under the copyright laws. There can be no assurance that the Company's pending patent or trademark applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors.

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

    On February 26, 1999, a lawsuit was filed against 88 firms, including the Company, in the United States District Court for the District of Arizona. The suit alleges that the defendants infringe upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership. The Company believes that the suit is without merit and intends to vigorously defend itself against the charges.

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

ENVIRONMENTAL MATTERS

    Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in TriQuint's manufacturing process. For the manufacturing facilities located at Hillsboro, Oregon, the Company is providing for its own manufacturing waste treatment and disposal. The Company is required by the State of Oregon Department of Environmental Quality to report usage of environmentally hazardous materials and has retained the appropriate personnel to help ensure compliance with all applicable environmental regulations.

    At the Texas facility, the Company utilizes TI's waste treatment and waste storage facilities and services for the treatment, storage, disposal and discharge of wastes generated by the Company, pursuant to the Asset Purchase Agreement dated January 8, 1998. The Company's waste streams are commingled with those of TI and are covered by the TI waste water permit.

    The Company believes that its activities conform to present environmental regulations. Increasing public attention has, however, been focused on the environmental impact of semiconductor operations. While the Company has not experienced any materially adverse effects on its operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements. Any failure by the Company, or by TI with respect to the Texas facility, to adequately restrict the discharge of hazardous substances could subject the Company to future liabilities or could cause its manufacturing operations to be suspended.

EMPLOYEES

    As of December 31, 1998, the Company employed a total of 679 persons, including 316 in manufacturing, 18 in quality and reliability, 245 in process, product and development engineering, 41 in marketing and sales and 59 in finance and administration. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with employees to be good.

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

    In May 1996, the Company entered into a five year synthetic lease through a Participation Agreement (the "Agreement") with Wolverine Leasing Corp. ("Wolverine"), Matisse Holding Company ("Matisse") and United States National Bank of Oregon ("USNB"). The lease provides for the construction and occupancy of the Company's Hillsboro facility under an operating lease from Wolverine and provides the Company with an option to purchase the property or renew its lease for an additional five years. Pursuant to the terms of the Agreement, the USNB and Matisse made loans to Wolverine who in turn advanced the funds to the Company for the construction of the Hillsboro facility and other costs and expenses associated therewith. The loan from USNB is collateralized by investment securities pledged by the Company. Such investment securities are classified on the Company's balance sheet as restricted investments. In addition, restrictive covenants in the Agreement require the Company to maintain
(i) a total liability to tangible net worth ratio of not more than 0.75 to 1.00,
(ii) minimum tangible net worth greater than $50.0 million and (iii) cash and liquid investment securities, including restricted securities, greater than $45.0 million. As of December 31, 1998, the Company was in compliance with the covenants described above, and the Company anticipates that it will be in compliance with the covenants as of March 31, 1999. However, there can be no assurance that the Company will continue to be in compliance with these covenants in the future.

    In November 1997, the Company entered into a $1.5 million lease agreement for additional land adjacent to its Hillsboro facility. Pursuant to the terms of that agreement, USNB provided loans to Matisse to purchase the land, who in turn leased it to the Company under a renewable one year lease agreement. The loan from USNB is partially collateralized by a guarantee from the Company. The agreement contains restrictive covenants substantially the same as those contained in the Company's line of credit. As of December 31, 1998 the Company was in compliance with the terms of the agreement. However, there can be no assurance that the Company will continue to be in compliance with these terms as of any subsequent date.

    In January 1998, the Company acquired the Millimeter Wave Communications operations of the former Texas Instruments' Defense Systems & Electronics Group from RTIS. The Millimeter Wave Communications facilities are located in Dallas, Texas. The Texas facility comprises approximately 100,000 square feet, of which 15,000 square feet is operated as a Class 10 performance clean room. The Texas facility is subleased from RTIS, which leases the premises from Texas Instruments, through July 10, 2002. The Company has the right to renew its sublease of the Texas facility for up to three additional five year periods in the event that RTIS exercises its rights to renew its lease from Texas Instruments. There can be no assurance, however, that RTIS will extend its lease beyond July 10, 2002.

ITEM 3.  LEGAL PROCEEDINGS

    On July 12, 1994, a stockholder class action lawsuit was filed against the Company, its underwriters, and certain of its officers, directors and investors in the United States District Court for the Northern District of California. The suit alleged that the Company, its underwriters, and certain of its officers, directors and investors intentionally misled the investing public regarding the financial prospects of the Company. Following the filing of the complaint, the plaintiffs dismissed without prejudice a director defendant, the principal stockholder defendant, the underwriter defendants and certain analyst defendants. On June 21, 1996, the Court granted the Company's motion to transfer the litigation to the District of Oregon. The pretrial discovery phase of the lawsuit ended July 1, 1997. The Court had established a January 1999 trial date for this action. During the year ended December 31, 1998, the Company settled this action and recorded a special charge of $1.4 million associated with the settlement of this lawsuit and related legal expenses, net of accruals.

    On February 26, 1999, a lawsuit was filed against 88 firms, including the Company, in the United States District Court for the District of Arizona. The suit alleges that the defendants infringe upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership. The Company believes that the suit is without merit and intends to vigorously defend itself against the charges.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    Certain of the information required by this item is included under the caption COMMON STOCK PRICES AND MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS contained in the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item is included under the caption SELECTED FINANCIAL DATA contained in the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is included under the caption MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to minimal market risks. Sensitivity of results of operations to these risks is managed by maintaining a conservative investment portfolio, which is comprised solely of highly-rated, short-term investments. The Company does not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes.

    The Company is exposed to interest rate risk, as additional financing is periodically utilized primarily to fund capital expenditures. The interest rate that the Company may be able to obtain on financings will depend on market conditions at that time and may differ from the rates the Company has secured in the past.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

    The information required by this item is listed in Item 14 of Part IV of this report and includes the caption SUPPLEMENTARY UNAUDITED FINANCIAL DATA contained in the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is included under the captions ELECTION OF DIRECTORS, EXECUTIVE OFFICERS and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE contained in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, to be held May 26, 1999, to be filed by the

Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information required by this item is included under the caption EXECUTIVE COMPENSATION contained in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item is included under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT contained in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item is included under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS contained in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)(1)  CONSOLIDATED FINANCIAL STATEMENTS

    The Consolidated Financial Statements, together with the report thereon of KPMG Peat Marwick LLP are included in the Company's 1998 Annual Report to Stockholders and are incorporated herein by reference.

    TriQuint Semiconductor, Inc.:

       Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

       Consolidated Balance Sheets as of December 31, 1998 and 1997

       Consolidated Statements of Shareholders' Equity December 31, 1998, 1997 and 1996

       Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

       Notes to Consolidated Financial Statements

       Independent Auditors' Report

    (a)(2)  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

    The following schedule and independent auditors' report are filed herewith:

                                                                                        PAGE NO.
                                                                                      -------------
Schedule II Valuation and Qualifying Accounts.......................................           F1
Independent Auditors' Report on Consolidated Financial Statement Schedule...........           F2

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

    (a)(3)  EXHIBITS

EXHIBIT NO.
------------
 3.1(7)       Certificate Incorporation of Registrant

 3.2(7)       Bylaws of Registrant

 4.1(3)       Preferred Shares Rights Agreement, dated as of June 30, 1998 between TriQuint Semiconductor, Inc.
                and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1          Reserved

10.2(2)       1987 Stock Incentive Program, as amended, and forms of agreements thereunder.

10.3(5)       1992 Employee Stock Purchase Plan, as amended, and forms of agreement thereunder.

10.4(1)       Letter Agreement dated November 22, 1991 between the Registrant and Steven J. Sharp.

10.5          Reserved

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

10.10         Reserved

10.11         Reserved

10.12         Reserved

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

10.13.5(1)    Letter Agreement dated August 31, 1993 between AT&T and Registrant.

10.13.6(1)    Warrant to Purchase Shares of Series D Convertible Preferred Stock of Registrant dated August 31,
                1993 issued to AT&T.

10.14(1*)     Agreement dated May 6, 1993 between Comlinear Corporation and the Registrant.

10.15(1*)     Agreement of Purchase and Sale for Semiconductor Products between Northern Telecom Canada Limited and Registrant dated July 8, 1993.

EXHIBIT NO.
------------
10.16(4)      Participation Agreement dated May 17, 1996 among the Registrant, Wolverine Leasing Corp., Matisse
                Holding Company and United States National Bank of Oregon
10.17(4)      Lease dated May 17, 1996 between the Registrant and Wolverine Leasing Corp.
10.18(6)      1996 Stock Incentive Program and forms of agreement thereunder.
10.19(7)      Form of Indemnification Agreement executed by Registrant and its officers and directors pursuant to
                Delaware reincorporation.
10.20(8)      Master Lease Agreement between Registrant and General Electric Capital Corporation, dated June 27,
                1997, and Equipment Schedules G-1, G-2, and G-3, each dated January 13, 1998.
10.21(8)      Asset Purchase Agreement, dated as of January 8, 1998, by and between Raytheon TI Systems, Inc. and the Company, and related exhibits.
10.22(9)      1998 Nonstatutory Stock Option Plan, and forms of agreement thereunder.
10.23(10)     1998 Employee Stock Purchase Plan, and forms of agreement thereunder.
13.1          Portions of Annual Report to Stockholders dated 12/31/98
23.1          Independent Auditors' Consent
27.1          Financial Data Schedule

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

 (3) Incorporated by reference to the Registrant's Report on Form 8-A (File No. 000-22660) as declared effective by the Securities and Exchange Commission on July 24, 1998.

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

 (8) Incorporated by reference to the Registrant's Registration Statement on Form 8-K (File No. 000-22660) filed with the Securities and Exchange Commission on January 27, 1998.

 (9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-48883) as declared effective by the Securities and Exchange Commission on March 30, 1998, as amended by the Registrant's Registration Statement on Form S-8 (File 333-66707) as declared effective by the Securities and Exchange Commission on November 3, 1998.

(10) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-66707) as declared effective by the Securities and Exchange Commission on November 3, 1998.

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

                                TRIQUINT SEMICONDUCTOR, INC.

                                By:             /s/ STEVEN J. SHARP
                                     -----------------------------------------
                                                  Steven J. Sharp
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER AND
Date: March 31, 1999                     CHAIRMAN OF THE BOARD OF DIRECTORS

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

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
     /s/ STEVEN J. SHARP          Officer and Chairman
------------------------------    (Principal Executive        March 31, 1999
       Steven J. Sharp            Officer)

                                Executive Vice President,
                                  Finance and
     /s/ EDWARD C.V. WINN         Administration, Chief
------------------------------    Financial Officer and       March 31, 1999
       Edward C.V. Winn           Secretary (Principal
                                  Financial and Accounting
                                  Officer)

       /s/ PAUL A. GARY
------------------------------  Director                      March 31, 1999
         Paul A. Gary

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

   /s/ CHARLES SCOTT GIBSON
------------------------------  Director                      March 31, 1999
     Charles Scott Gibson

     /s/ E. FLOYD KVAMME
------------------------------  Director                      March 31, 1999
       E. Floyd Kvamme

     /s/ WALDEN C. RHINES
------------------------------  Director                      March 31, 1999
       Walden C. Rhines

      /s/ EDWARD F. TUCK
------------------------------  Director                      March 31, 1999
        Edward F. Tuck

EXHIBITS

                                                                                                       SEQUENTIAL
EXHIBIT NO.                                                                                             PAGE NO.
------------                                                                                           ----------
 3.1(7)       Certificate Incorporation of Registrant

 3.2(7)       Bylaws of Registrant

 4.1(3)       Preferred Shares Rights Agreement, dated as of June 30, 1998 between TriQuint
                Semiconductor, Inc. and ChaseMellon Shareholder Services, L.L.C., including the
                Certificate of Determination, the form of Rights Certificate and the Summary of
                Rights attached thereto as Exhibits A, B and C, respectively.

10.1          Reserved

10.2(2)       1987 Stock Incentive Program, as amended, and forms of agreements thereunder.

10.3(5)       1992 Employee Stock Purchase Plan, as amended, and forms of agreement thereunder.

10.4(1)       Letter Agreement dated November 22, 1991 between the Registrant and Steven J. Sharp.

10.5          Reserved

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

10.10(1)      Reserved

10.11(1)      Reserved

10.12(3)      Reserved

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

10.13.5(1)    Letter Agreement dated August 31, 1993 between AT&T and Registrant.

10.13.6(1)    Warrant to Purchase Shares of Series D Convertible Preferred Stock of Registrant dated
                August 31, 1993 issued to AT&T.

10.14(1*)     Agreement dated May 6, 1993 between Comlinear Corporation and the Registrant.

10.15(1*)     Agreement of Purchase and Sale for Semiconductor Products between Northern Telecom
                Canada Limited and Registrant dated July 8, 1993.

                                                                                                       SEQUENTIAL
EXHIBIT NO.                                                                                             PAGE NO.
------------                                                                                           ----------
10.16(4)      Participation Agreement dated May 17, 1996 among the Registrant, Wolverine Leasing
                Corp., Matisse Holding Company and United States National Bank of Oregon.
10.17(4)      Lease dated May 17, 1996 between the Registrant and Wolverine Leasing Corp.
10.18(6)      1996 Stock Incentive Program and forms of agreement thereunder.
10.19(7)      Form of Indemnification Agreement executed by Registrant and its officers and directors pursuant to Delaware reincorporation.
10.20(8)      Master Lease Agreement between Registrant and General Electric Capital Corporation, dated June 27, 1997, and Equipment Schedules G-1, G-2, and G-3, each dated January
                13, 1998.
10.21(8)      Asset Purchase Agreement, dated as of January 8, 1998, by and between Raytheon TI
                Systems, Inc. and the Company, and related exhibits.
10.22(9)      1998 Nonstatutory Stock Option Plan, and forms of agreement thereunder.
10.23(10)     1998 Employee Stock Purchase Plan, and forms of agreement thereunder.
13.1          Portions of Annual Report to Stockholders dated 12/31/98.                                        24
23.1          Independent Auditors' Consent                                                                    71
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

 (3) Incorporated by reference to the Registrant's Report on Form 8-A (File No. 000-22660) as declared effective by the Securities and Exchange Commission on July 24, 1998.

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

 (8) Incorporated by reference to the Registrant's Registration Statement on Form 8-K (File No. 000-22660) filed with the Securities and Exchange Commission on January 27, 1998.

 (9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-48883) as declared effective by the Securities and Exchange Commission on March 30, 1998. As amended by the Registrant's Registration Statement on Form S-8 (File 333-66707) as declared effective by the Securities and Exchange Commission on November 3, 1998.

(10) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-66707) as declared effective by the Securities and Exchange Commission on November 3, 1998.

                          TRIQUINT SEMICONDUCTOR, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                 ADDITIONS
                                                                   BALANCE AT   CHARGED TO                BALANCE AT
                                                                    BEGINNING    COSTS AND                  END OF
                                                                    OF PERIOD    EXPENSES    DEDUCTIONS     PERIOD
                                                                   -----------  -----------  -----------  -----------
Year ended December 31, 1996:
  Allowance for doubtful accounts................................   $     202          119          102          219
  Inventory valuation reserve....................................       2,309        3,668        3,594        2,383

Year ended December 31, 1997:
  Allowance for doubtful accounts................................         219            0           23          196
  Inventory valuation reserve....................................       2,383        4,539        5,598        1,324

Year ended December 31, 1998:
  Allowance for doubtful accounts................................         196           99           33          262
  Inventory valuation reserve....................................       1,324        7,429        6,331        2,422

                                       F1

                          INDEPENDENT AUDITORS' REPORT
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors
TRIQUINT SEMICONDUCTOR, INC.:

    Under date of February 11, 1999, except as to note 13 which is as of February 26, 1999, we reported on the consolidated balance sheets of TriQuint Semiconductor, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1998. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a)(2) of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Portland, Oregon
February 11, 1999, except as to note 13
which is as of February 26, 1999

                                       F2