Form 10-Q
period 1999-03-31
TRIQUINT SEMICONDUCTOR INC
filed 1999-05-14
CIK 913885

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       of
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended April 3, 1999
                         Commission File Number 0-22660

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

      As of April 3, 1999, there were 9,569,882 shares of the registrant's common stock outstanding.

                          TRIQUINT SEMICONDUCTOR, INC.

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                         PAGE NO.
-------------------------------------------------------------------------------------------------
Item 1.    Financial Statements

                    Consolidated Condensed Statements of Operations -- Three months
                    ended March 31, 1999 and 1998                                               3

                    Consolidated Condensed Balance Sheets -- March 31, 1999
                    and December 31, 1998                                                       4

                    Consolidated Condensed Statements of Cash Flows -- Three months
                    ended March 31, 1999 and 1998                                               5

           Notes to Consolidated Condensed Financial Statements                                 6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                  9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                          20

PART II.   OTHER INFORMATION
-------------------------------------------------------------------------------------------------
Item 1.    Legal Proceedings                                                                   21

Item 6.    Exhibits and Reports on Form 8-K                                                    21

           SIGNATURES                                                                          22

                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                          TRIQUINT SEMICONDUCTOR, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                           ---------------------
                                                           MARCH 31,   MARCH 31,
                                                             1999        1998
                                                           ---------   ---------
Total revenues                                             $ 33,695    $  23,681
Operating costs and expenses:
      Cost of goods sold                                     20,951       18,341
      Research, development and engineering                   4,594        4,424
      Selling, general and administrative                     5,183        3,460
      Special charges                                             -        8,820
      Settlement of lawsuit                                       -        1,400
                                                           ---------   ----------
          Total operating costs and expenses                 30,728       36,445
                                                           ---------   ----------
          Income (loss) from operations                       2,967      (12,764)
                                                           ---------   ----------
Other income (expense):
      Interest income                                           791          857
      Interest expense                                         (313)        (379)
      Other, net                                                 47           (4)
                                                           ---------   ----------
          Total other income, net                               525          474
                                                           ---------   ----------
          Income (loss) before income taxes                   3,492      (12,290)
Income tax expense                                              279            -
                                                           ---------   ----------
          Net income (loss)                                $  3,213    $ (12,290)
                                                           ---------   ----------
                                                           ---------   ----------

Per share data:
          Basic                                              $ 0.34      $ (1.33)
                                                           ---------   ----------
                                                           ---------   ----------

          Weighted average common shares                      9,559        9,245
                                                           ---------   ----------
                                                           ---------   ----------

          Diluted                                            $ 0.32      $ (1.33)
                                                           ---------   ----------
                                                           ---------   ----------
          Weighted average common and
          common equivalent shares                           10,099        9,245
                                                           ---------   ----------
                                                           ---------   ----------

See notes to Consolidated Condensed Financial Statements.

                          TRIQUINT SEMICONDUCTOR, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                          MARCH 31,    DECEMBER 31,
ASSETS                                                      1999           1998
                                                          ----------   ------------(1)
Current assets:
      Cash and cash equivalents                           $  12,949    $  14,602
      Investments                                            14,591       11,460
      Accounts receivable, net                               23,963       21,020
      Inventories, net                                       21,129       19,706
      Prepaid expenses and other assets                       1,863        2,028
                                                          ----------   ----------
                Total current assets                         74,495       68,816
                                                          ----------   ----------
Property, plant and equipment, net                           30,386       30,529
Restricted investments                                       40,163       40,163
Other non-current assets                                      1,707        1,798
                                                          ----------   ----------
                Total assets                              $ 146,751    $ 141,306
                                                          ----------   ----------
                                                          ----------   ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current installments of capital lease
          and installment note obligations                $   5,132    $   4,934
      Accounts payable and accrued expenses                  22,729       19,388
                                                          ----------   ----------
                Total current liabilities                    27,861       24,322

Capital lease obligations and installment note
      obligations, less current installments                  8,012        9,369
                                                          ----------   ----------
                Total liabilities                            35,873       33,691
                                                          ----------   ----------
Shareholders' equity:
      Common stock                                          133,642      133,592
      Accumulated deficit                                   (22,764)     (25,977)
                                                          ----------   ----------
                Total shareholders' equity                  110,878      107,615
                                                          ----------   ----------
Total liabilities and shareholders' equity                $ 146,751    $ 141,306
                                                          ----------   ----------
                                                          ----------   ----------

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1998.

See notes to Consolidated Condensed Financial Statements.

                          TRIQUINT SEMICONDUCTOR, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                     --------------------------------------
                                                                     March 31,   March 31,
                                                                       1999        1998
                                                                     ---------   ----------------
Cash flows from operating activities:
     Net income (loss)                                               $  3,213    ($12,290)
     Adjustments to reconcile net income to
       net cash provided (used) by operating activities:
          Depreciation and amortization                                 1,837       1,375
          Special charges                                                   0       8,820
          Loss on disposal of assets                                        0           4
          Change in assets and liabilities (net of assets acquired
          and liabilities assumed)
             (Increase) decrease in:
                Accounts receivable                                    (2,943)     (1,679)
                Inventories                                            (1,423)        446
                Prepaid expense and other assets                          182         671
           Increase (decrease) in:
                Accounts payable and accrued expenses                   3,341       4,053
                Other current liabilities                                   0         327
                                                                     ---------   ---------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                   4,207       1,727

Cash flows from investing activities:
     Purchase of investments                                          (64,892)    (65,168)
     Sale/Maturity of investments                                      61,761      61,653
     Capital expenditures                                              (1,620)     (1,297)
                                                                     ---------   ---------
            NET CASH USED IN INVESTING ACTIVITIES                      (4,751)     (4,812)

Cash flows from financing activities:
     Principal payments under capital lease obligations                (1,159)     (1,468)
     Issuance of common stock, net                                         50         420
                                                                     ---------   ---------
           NET CASH USED IN FINANCING ACTIVITIES                       (1,109)     (1,048)

           NET DECREASE IN CASH AND CASH EQUIVALENTS                   (1,653)     (4,133)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD               14,602      18,734
                                                                     ---------   ---------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                   $ 12,949     $14,601
                                                                     ---------   ---------
                                                                     ---------   ---------

See notes to Consolidated Condensed Financial Statements.

                          TRIQUINT SEMICONDUCTOR, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (In thousands)
                                  (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, as included in the Company's 1998 Annual Report to Shareholders.

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

         The following is a reconciliation of the basic and diluted earnings per share:

         THREE MONTHS ENDED MARCH 31, 1999

                                                                               Per Share
                                                          Income     Shares      Amount
                                                         --------    ------    ---------
         Basic earnings per share:
            Income available to shareholders             $  3,213     9,559    $    0.34
                                                                               ---------
                                                                               ---------
         Effect of dilutive securities:
            Stock options and warrants                          -       540
                                                         --------    ------
         Diluted earnings per share:
            Income available to shareholders             $  3,213    10,099    $    0.32
                                                         --------    ------    ---------
                                                         --------    ------    ---------

         THREE MONTHS ENDED MARCH 31, 1998

                                                                               Per Share
                                                          Income     Shares      Amount
                                                         --------    ------    ---------
         Basic earnings (loss) per share:
            Income available to shareholders             $(12,290)    9,245    $   (1.33)
                                                                               ---------
                                                                               ---------
         Effect of dilutive securities:
            Stock options and warrants                          -         -
                                                         --------    ------
         Diluted earnings (loss) per share:
            Income available to shareholders             $(12,290)    9,245    $   (1.33)
                                                         --------    ------    ---------
                                                         --------    ------    ---------

         The dilutive effect of common equivalent shares outstanding for the purchase of approximately 566 and 586 shares and warrants for the three months ended March 31, 1999 and 1998, respectively, were not included in the net income (loss) per share calculations, because to do so would have been antidilutive.

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

5.       INVENTORIES

         Inventories, net of reserves of $2,612 and $2,422 as of March 31, 1999 and December 31, 1998, respectively, stated at the lower of cost or market, consist of:

                                                                                March 31,      December 31,
                                                                                  1999             1998
                                                                                ---------      ------------
         Raw Material                                                            $ 6,236         $ 5,066
         Work in Progress                                                         11,496          10,749
         Finished Goods                                                            3,397           3,891
                                                                                 -------         -------
           Total Inventories                                                     $21,129         $19,706
                                                                                 -------         -------
                                                                                 -------         -------

6.       SHAREHOLDERS' EQUITY
         Components of shareholders' equity:

                                                                                March 31,      December 31,
                                                                                  1999             1998
                                                                                ---------      ------------
         Preferred stock, no par value,
         5,000,000 shares authorized                                                    -                 -

         Common Stock, $.001 par value,
         25,000,000 shares authorized, 9,569,882 and 9,551,780
         outstanding, respectively                                                     10                10

         Additional paid-in capital                                               133,632           133,582

7.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                    Three Months Ended
                                                                                ---------------------------
                                                                                March 31,         March 31,
                                                                                  1999              1998
                                                                                ---------         ---------
         Cash Transactions:
           Cash paid for interest                                                 $295              $  410
           Cash paid for income taxes                                               94                   0

         Non-Cash Transactions:
            Purchase of assets through capital leases                                0               2,215

8.       COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. There is no difference between net income (loss) and comprehensive income (loss) for the three months ended March 31, 1999 and 1998.

9.       SEGMENT INFORMATION

         The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has concluded that it has only one reportable segment.

10.      NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5 broadly defines start-up activities and requires costs of start-up activities and organization costs to be expensed as incurred. There was no effect from the adoption of this pronouncement.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Company does not expect SFAS No. 133 to have a significant impact on its consolidated financial statements.

11.      LITIGATION

         See Part II, Item 1, of this Quarterly Report on Form 10-Q for a description of legal proceedings.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
INTRODUCTION

         IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT ON FORM 10-Q ("REPORT") AND IN THE DOCUMENTS INCORPORATED BY REFERENCE HEREIN, CERTAIN STATEMENTS IN THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A") ARE FORWARD LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORD "EXPECTS," "ANTICIPATES," "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. SUCH RISKS AND UNCERTAINTIES ARE SET FORTH BELOW UNDER "FACTORS AFFECTING FUTURE OPERATING RESULTS."

         TriQuint Semiconductor, Inc. ("TriQuint" or the "Company") designs, develops, manufactures and markets a broad range of high performance analog and mixed signal integrated circuits for the communications markets. The Company utilizes its proprietary gallium arsenide (GaAs) technology to enable its products to overcome the performance barriers of silicon devices in a variety of applications. The Company sells its products on a worldwide basis and its end user customers include Bosch, Ericsson, Hughes, Lucent Technologies, Motorola, Nokia, Northern Telecom, Raytheon, Rockwell, and Siemens.

RESULTS OF OPERATIONS

         The following table sets forth the consolidated statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated.

                                                                Three Months Ended
                                                               ---------------------
                                                               March 31,   March 31,
                                                                 1999        1998
                                                               --------    ---------
Total revenues                                                   100.0%      100.0%
Operating costs and expenses:
  Cost of goods sold                                              62.2        77.4
  Research, development and engineering                           13.6        18.7
  Selling, general and administrative                             15.4        14.6
  Special charges                                                  0.0        37.3
  Settlement of lawsuit                                            0.0         5.9
                                                               --------    ---------
      Total operating costs and expenses                          91.2       153.9
                                                               --------    ---------
Income (loss) from operations                                      8.8       (53.9)
Other income, net                                                  1.6         2.0
                                                               --------    ---------
  Income (loss) before income taxes                               10.4       (51.9)
Income tax expense                                                 0.8         0.0
                                                               --------    ---------
Net income (loss)                                                  9.6%      (51.9)%
                                                               --------    ---------
                                                               --------    ---------

TOTAL REVENUES

         The Company derives revenues from the sale of standard and customer-specific products and services. The Company's revenues also include non-recurring engineering ("NRE") revenues relating to the development of customer-specific products.

         Total revenues for the three months ended March 31, 1999 increased 42.3% to $33.7 million, over the comparable three months ended March 31, 1998. The increase in revenues during the three months ended March 31, 1998 reflects strong demand for the Company's products, especially those for wireless communications applications. Domestic and international revenues for the three months ended March 31, 1999 were $24.8 million and $8.9 million, respectively, as compared to $18.4 million and $5.3 million, respectively, for the three months ended March 31, 1998.

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

         Cost of goods sold was $21.0 million for the three months ended March 31, 1999, an increase of $2.6 million from the three months ended March 31, 1998. As a percentage of total revenues, cost of goods sold for the three months ended March 31, 1999 decreased to 62.2% from 77.4% for the three months ended March 31, 1998. The decrease in cost of goods sold as a percentage of revenue is attributable to continuing improvements in production yields and increased economies of scale associated with increased sales volumes. In addition, cost of goods sold for the three months ended March 31, 1998 included certain non-recurring costs related to the Company's relocation of its wafer fabrication and manufacturing facilities to its new Hillsboro facility. The factors related to these non-recurring costs included lower than expected yields on the initial products manufactured in the new facility, lower than expected yields on products built in the old fabrication facility during its final operation, and equipment downtime on certain equipment following transfer to the new facility.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

         Research, development and engineering ("RD&E") expenses include the costs incurred in the design of products associated with NRE revenues, as well as ongoing product development and research and development expenses. The Company's RD&E expenses for the three months ended March 31, 1999 increased to $4.6 million from $4.4 million for the three months ended March 31, 1998. RD&E expenses as a percentage of total revenues for the three months ended March 31, 1999 decreased to 13.6% from 18.7% for the three months ended March 31, 1998. The slight increase in RD&E expenses on an absolute dollar amount basis is primarily due to the addition of new employees. The decrease in RD&E expenses as a percentage of total revenues is due to revenues increasing at a faster rate than RD&E spending. The Company is committed to substantial investments in research, development, and engineering and expects such expenses will continue to increase in absolute dollar amount in the future.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1999 increased to $5.2 million from $3.5 million for the three months ended March 31, 1998. SG&A expenses as a percentage of total revenues for the three months ended March 31, 1999 increased to 15.4% from 14.6% for the three months ended March 31, 1998. The increase in SG&A expenses in both absolute dollar amount and as a percentage of total revenues is primarily due to increased selling costs associated with the increased sales volume and increased costs associated with on-going development of the Company's information systems at both its Dallas, Texas and Hillsboro, Oregon facilities.

SPECIAL CHARGES

         For the three months ended March 31, 1998, special charges of $8.8 million were associated with the Company's acquisition of its Millimeter Wave Communications business from Raytheon TI Systems, Inc. and involve the write-off of the fair value of in-process research and development.

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

OTHER INCOME (EXPENSE), NET

         Other income (expense), net for the three months ended March 31, 1999 increased to other income, net of $525,000 from other income, net of $474,000 for the three months ended March 31, 1998. This increase resulted primarily from increased interest income on higher cash balances and decreased interest expense due to reductions in long-term debt.

INCOME TAX EXPENSE

         Income tax expense for the three months ended March 31, 1999 was $279,000. No income tax expense was recorded for the three months ended March 31, 1998, due to the Company's operating loss in that period.

NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5 broadly defines start-up activities and requires costs of start-up activities and organization costs to be expensed as incurred. There was no effect from the adoption of this pronouncement.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Company does not expect SFAS No. 133 to have a significant impact on its consolidated financial statements.

FACTORS AFFECTING FUTURE RESULTS

         VARIABILITY OF OPERATING RESULTS - The Company's quarterly and annual results of operations have varied in the past and may vary significantly in the future due to a number of factors, including cancellation or delay of customer orders or shipments; market acceptance of the Company's or its customers' products; the Company's success in achieving design wins; variations in manufacturing yields; timing of announcement and introduction of new products by the Company and its competitors; changes in revenue and product mix; competitive factors; changes in manufacturing capacity and variations in the utilization of such capacity; variations in average selling prices; variations in operating expenses; the long sales cycles associated with the Company's customer specific products; the timing and level of product and process development costs; the cyclicality of the semiconductor industry; the timing and level of NRE revenues and expenses relating to customer specific products; changes in inventory levels; and general economic conditions. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's results of operations. For example, in June 1994, Northern Telecom, then the Company's largest customer, requested that the Company delay shipment of certain of its telecommunications devices to Northern Telecom. This decision, together with a general softness of orders in the telecommunications market, materially adversely affected the Company's revenues and results of operations in the second quarter of 1994 and for the balance of that year. The Company expects that its operating results will continue to fluctuate in the future as a result of these and other factors. The Company's expense levels are based, in part, on its expectations as to future revenue and, as a result, net income would be disproportionately and adversely affected by a reduction in revenue. Due to potential quarterly fluctuations in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Furthermore, it is likely that in some future quarter the Company's net sales or operating results will be below the expectations of public market securities analysts or investors. In such event, the market price of the Company's Common Stock would likely be materially adversely affected.

         INTEGRATION OF ACQUISITIONS - Company management frequently evaluates the strategic opportunities available to it and may in the near-term or long-term future pursue acquisitions of complementary products, technologies or businesses. For example, on January 13, 1998, the Company acquired substantially all of the assets of the Millimeter Wave Communications operation of the former Texas Instruments' Defense Systems & Electronics Group from RTIS. Acquisition transactions are accompanied by a number of risks, including, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired technology and rights into the Company's products, expenses associated with the transactions, expenses associated with acquired in-process research and development, additional operating expenses, the maintenance of uniform standards, controls, procedures and policies, the impairment of relationships with employees and customers as a result of any integration of new management personnel, and the potential unknown liabilities associated with acquired businesses. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with its acquisition of the Millimeter Wave Communications operation or any other future acquisitions. In addition, future acquisitions by the Company have the potential to result in dilutive issuances of equity securities, the incurrence of additional debt, and amortization expenses related to goodwill and other intangible assets that may materially adversely affect the Company's results of operations.

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

         RELIANCE ON SIGNIFICANT CUSTOMERS; CUSTOMER CONCENTRATION - A significant portion of the Company's revenues in each fiscal period has historically been concentrated among a limited number of customers. In recent periods, sales to certain of the Company's major customers as a percentage of total revenues have fluctuated. In 1998, Nokia and Northern Telecom accounted for approximately 12.0% and 11.7%, respectively, of total revenues. The Company expects that sales to a limited number of customers will continue to account for a substantial portion of its total revenues in future periods. The Company does not have long-term agreements with any of its customers. Customers generally purchase the Company's products pursuant to cancelable short-term purchase orders. The Company's business, financial condition and results of operations have been materially adversely affected in the past by the failure of anticipated orders to materialize and by deferrals or cancellations of orders. If the Company were to lose a major customer or if orders by or shipments to a major customer were to otherwise decrease or be delayed, the Company's business, financial condition and results of operations would be materially adversely affected.

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

         EVOLVING INDUSTRY STANDARDS -The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. If technologies or standards supported by the Company's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business, financial condition and results of operations may be materially adversely affected. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in the regulatory approval process may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers. These delays have in the past had and may in the future have a material adverse effect on the sale of products by the Company and on its business, financial condition and results of operations.

         COMPETITION - The semiconductor industry is intensely competitive and is characterized by rapid technological change, rapid product obsolescence and price erosion. Currently, the Company competes primarily with manufacturers of high performance silicon semiconductors such as AMCC, Motorola and Philips and with manufacturers of GaAs semiconductors such as Anadigics, Vitesse, RF Microdevices and Raytheon. The Company expects increased competition both from existing competitors and from a number of companies which may enter the GaAs integrated circuit market, as well as future competition from companies which may offer new or emerging technologies such as silicon germanium. Most of the Company's current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. Additionally, manufacturers of high performance silicon semiconductors have achieved greater market acceptance of their existing products and technologies in certain applications. There can be no assurance that the Company will not face increased competition or that the Company will be able to compete successfully in the future. The failure of the Company to successfully compete in its markets would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     DEPENDENCE ON KEY PERSONNEL - The Company's future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to identify, attract and retain qualified technical and management personnel, particularly highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. Furthermore, there may be only a limited number of persons in the Company's geographic area with the requisite skills to serve in these positions. There are many other semiconductor companies located in the Company's geographic area and it may become increasingly difficult for the Company to attract and retain such personnel. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company.

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

     On February 26, 1999, a lawsuit was filed against 88 firms, including the Company, in the United States District Court for the District of Arizona. The suit alleges that the defendants infringe upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership. Although the Company believes that the suit is without merit and intends to vigorously defend itself against the charges, there can be no assurance that such defense will be successful. Moreover, such litigation may require expenditures of substantial time and money and could distract management from the Company's day-to-day operations.

     ENVIRONMENTAL REGULATIONS - The Company is subject to a variety of federal, state and local laws, rules and regulations related to the discharge or disposal of toxic, volatile or other hazardous chemicals used in its manufacturing process. The failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or a cessation of operations. Such regulations could require the Company to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Any failure by the Company, or by TI with respect to the Company's Texas facility, to control the use of, or to adequately restrict the discharge of, hazardous substances could subject the Company to future liabilities or could cause its manufacturing operations to be suspended, resulting in a material adverse effect on the Company's business, financial condition and results of operations.

     RISKS ASSOCIATED WITH INTERNATIONAL SALES - Sales outside of the United States were $18.1 million, $24.3 million, $26.8 million and $8.9 million in 1996, 1997, 1998, and the three months ended March 31, 1999, respectively. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, due to the technological advantage provided by GaAs in many military applications, all of the Company's sales outside of North America must be licensed by the Office of Export Administration of the U.S. Department of Commerce. Although the Company has not experienced significant difficulty in obtaining these licenses, failure to obtain such licenses or delays in obtaining such licenses in the future could have a material adverse effect on the Company's results of operations. Furthermore, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products less price competitive. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

     DEPENDENCE ON ASSEMBLY CONTRACTORS - The Company's finished GaAs wafers are assembled and packaged by ten independent subcontractors, seven of which are located outside of the United States. Any prolonged work stoppages or other failure of these contractors to supply finished products would have a material adverse effect on the Company's business, financial condition and results of operations.

     YEAR 2000 RISKS - Many information technology ("IT") hardware and software systems, as well as other non-IT equipment utilizing microprocessors, can accept only two digit entries in the date code field. To operate using dates after December 31, 1999, the date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000" or "Y2K" issue. The Company has initiated a comprehensive Y2K audit program, which consists of a six step plan to inventory and correct any non-compliant systems. These six steps are: inventory, assessment, planning, remediation, testing and implementation. The audit program encompasses a review of IT systems used in the Company's internal business as well as non-IT systems such as manufacturing systems and building systems. It also includes an audit and evaluation of third party vendors, manufacturers and suppliers. The Company has completed the audit program through the planning phase and is currently in the remediation phase, for both IT and non-IT systems as well as third-party vendors, manufacturers and suppliers. Because of the existence of numerous systems and related components within the Company and the interdependency of these systems, it is possible that certain systems at the Company, or systems at entities that provide services or goods for the Company, may fail to operate in the Year 2000. Although it is not currently anticipated, the inability of the Company to become Y2K compliant on a timely basis or the failure of a system at the Company or at an entity that provides services or goods to the Company may have a material impact on future operating results or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed a follow-on public offering in September 1995 raising approximately $48.1 million, net of offering expenses. In December 1993 and January 1994, the Company completed its initial public offering raising approximately $16.7 million, net of offering expenses. In addition, the Company has funded its operations to date through other sales of equity, bank borrowing, equipment leases, and cash flow from operations. As of March 31, 1999, the Company had working capital of approximately $46.6 million, including $27.5 million in cash, cash equivalents, and investments. The Company has a $10.0 million unsecured revolving line of credit with a financial institution. Restrictive covenants included in the line of credit require the Company to maintain (i) a total liability to tangible net worth ratio of not more than 0.75 to 1.00, (ii) a current ratio of not less than
1.75 to 1.00 and (iii) minimum tangible net worth greater than $82.2 million and (iv) cash and investments, including restricted investments, greater than $45.0 million. As of March 31, 1999 the Company was in compliance with the restrictive covenants contained in this line of credit. However, there can be no assurance that the Company will continue to be in compliance with these covenants as of any subsequent date.

     In May 1996, the Company entered into a five year synthetic lease through a Participation Agreement (the "Agreement") with Wolverine Leasing Corp. ("Wolverine"), Matisse Holding Company ("Matisse") and United States National Bank of Oregon ("USNB"). The lease provides for the construction and occupancy of the Company's new headquarters and wafer fabrication facility in Hillsboro under an operating lease from Wolverine and provides the Company with an option to purchase the property or renew its lease for an additional five years. Pursuant to the terms of the Agreement, USNB and Matisse made loans to Wolverine who in turn advanced the funds to the Company for the construction of the Hillsboro facility and other costs and expenses associated therewith. The loan from USNB is collateralized by investment securities pledged by the Company. Such investment securities are classified on the Company's balance sheet as restricted securities. In addition, restrictive covenants in the Agreement require the Company to maintain (i) a total liability to tangible net worth ratio of not more than 0.75 to 1.00, (ii) minimum tangible net worth greater than $50.0 million and (iii) cash and liquid investment securities, including restricted securities, greater than $45.0 million. As of March 31, 1999, the Company was in compliance with the covenants described above. However, there can be no assurance that the Company will continue to be in compliance with these covenants as of any subsequent date.

     In November 1997, the Company entered into a $1.5 million lease for additional land adjacent to its Hillsboro facility. Pursuant to the terms of that agreement, USNB provided loans to Matisse to purchase the land, who in turn leased it to the Company under a renewable one year lease agreement. The loan from USNB is partially collateralized by a guarantee from the Company. As of March 31, 1999 the Company was in compliance with the terms of the agreement. However, there can be no assurance that the Company will continue to be in compliance with these terms as of any subsequent date.

     In January 1998, the Company acquired the Millimeter Wave Communications operation of the former Texas Instruments' Defense Systems & Electronics Group from Raytheon TI Systems ("RTIS"). Pursuant to an Asset Purchase Agreement (the "Agreement") with RTIS, the Company acquired the Millimeter Wave Communications operation for approximately $19.5 million in cash and 844,613 shares of TriQuint Common Stock valued at approximately $19.5 million for total purchase consideration of approximately $39 million. The cash portion of the purchase price was financed through an operating leasing arrangement through involving certain assets pursuant to the Agreement.

     The following table presents a summary of the Company's cash flows (IN THOUSANDS):


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1999             1998
                                                  ---------         ---------

Net cash and cash equivalents provided
  by operating activities                         $ 4,207           $ 1,727

Net cash and cash equivalents
  used in investing activities                    (4,751)           (4,812)

Net cash and cash equivalents
  used in financing activities                     (1,109)           (1,048)
                                                  -------           -------
Net decrease in cash and cash equivalents         $(1,653)          $(4,133)
                                                  -------           -------
                                                  -------           -------

     The cash provided by operating activities for the three months ended March 31, 1999, $4.2 million, related primarily to net income of $3.2 million and an increase in accounts payable and accrued expenses of $3.3 million, which were offset by increases in accounts receivable and inventories of $2.9 million and $1.4 million, respectively. The cash used by operating activities for the three months ended March 31, 1998, $1.7 million, related to an increase in accounts payable and accrued expenses of $4.1 million and an adjustment of $8.8 million related to the special charges associated with the acquisition of the Millimeter Wave Communications operation as an offset to the net loss of $12.3 million.

     The cash used by investing activities for the three months ended
March 31, 1999, $4.8 million, related to the purchase of $64.9 million of investments and capital expenditures of $1.6 million, offset in part by the sale/maturity of $61.8 million of investments. The cash used by investing activities for the three months ended March 31, 1998, $4.8 million, related to the net purchase of investments of $3.5 million and capital expenditures of approximately $1.3 million.

     The cash used by financing activities for the three months ended
March 31, 1999, $1.1 million, related primarily to the payment of principal on capital leases and was offset in part by the issuance of common stock upon option exercises. The cash used by financing activities for the three months ended March 31, 1998, $1.0 million, also related primarily to the payment of principal on capital leases and was offset in part by the issuance of common stock upon option exercises.

     Capital expenditures for the three months ended March 31, 1999 were approximately $1.6 million. During the quarter ended March 31, 1999, the Company established no new capital leases. The Company anticipates that its capital equipment needs, including manufacturing and test equipment and computer hardware and software, will require additional expenditures of approximately $13.3 million during the remainder of 1999.

     The Company believes that its current cash and cash equivalent balances, together with cash anticipated to be generated from operations and anticipated financing arrangements, will satisfy the Company's projected working capital and capital expenditure requirements, at a minimum, through the end of 2000. However, the Company may be required to finance any additional requirements through additional equity, debt financings, or credit facilities. There can be no assurance that such additional financings or credit facilities will be available, or if available, that they will be on satisfactory terms.

YEAR 2000 COMPLIANCE

     Many IT hardware and software systems, as well as other non-IT equipment utilizing microprocessors, can accept only two digit entries in the date code field. To operate using dates after December 31, 1999, the date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000" or "Y2K" issue. STATE OF READINESS - The Company has initiated a comprehensive Y2K audit program, which consists of a six step plan to inventory and correct any non-compliant systems. These six steps are: inventory, assessment, planning, remediation, testing and implementation. The audit program encompasses a review of IT systems used in the Company's internal business as well as non-IT systems such as manufacturing systems and building systems. It also includes an audit and evaluation of third party vendors, manufacturers and suppliers. The Company has completed the audit program through the planning phase and is currently in the remediation phase, for both IT and non-IT systems as well as third-party vendors, manufacturers and suppliers. The Company's products have no specific date functions or date dependencies and will operate according to specifications through the Year 2000 date rollover and thereafter. COSTS - The Company does not believe that the historical or anticipated costs of remediation have had, or will have, a material effect on the Company's financial condition or results of operations. For IT systems and most non-IT systems, the costs of remediation have been or will be encompassed in the normal anticipated expenditures for maintenance contracts and version upgrades. Total incremental cost of remediation is estimated at $150,000. RISKS, CONTINGENCY PLAN AND REASONABLY LIKELY WORST CASE SCENARIO - While the Company is heavily reliant upon its computer systems, software applications and other electronics containing date-sensitive, embedded technology as part of its business operations, such components upon which the Company primarily relies were developed with current state-of-the-art technology and, accordingly, the Company reasonably anticipates that its six-step audit and remediation program will demonstrate that many of its high-priority systems do not present material Y2K compliance issues. For computer systems, software applications and other electronics containing date-sensitive embedded technology that have met the Company's desired level of Y2K readiness, the Company will use its existing contingency plans to mitigate or eliminate problems it may experience if an unanticipated system failure were to occur. For components that have not met the Company's desired level of readiness specific contingency plans will be developed to determine the actions the Company would take if such a component failed. At the present time, the Company has not developed a most reasonably likely worst case scenario for failure to achieve Y2K compliance. The Company will be better able to develop such a scenario as it moves through the testing phase of the audit program and as it continues to monitor progress of critical third-party vendors, manufacturers and suppliers. Because of the existence of numerous systems and related components within the Company and the interdependency of these systems, it is possible that certain systems at the Company, or systems at entities that provide services or goods for the Company, may fail to operate in the Year 2000. Although it is not currently anticipated, the inability of the Company to become Y2K compliant on a timely basis or the failure of a system at the Company or at an entity that provides services or goods to the Company may have a material impact on future operating results or financial condition.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27.1      Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TriQuint Semiconductor, Inc.



         Dated:  May 14, 1999       /s/  Steven J. Sharp
                                    ----------------------------------------
                                         STEVEN J. SHARP
                                         President, Chief Executive Officer and
                                         Chairman (Principal Executive Officer)


         Dated:  May 14, 1999       /s/  Edward C.V. Winn
                                    --------------------------------
                                         EDWARD C.V. WINN
                                         Executive Vice President, Finance and
                                         Administration, Chief Financial Officer
                                         and Secretary (Principal Financial and
                                         Accounting Officer)

                          TRIQUINT SEMICONDUCTOR, INC.
                                INDEX TO EXHIBITS


                                                                 SEQUENTIAL
EXHIBIT NO.                        DESCRIPTION                    PAGE NO.
-----------                        -----------                   ----------
27.1                  Financial Data Schedule