Form 10-Q
period 1999-06-30
TRIQUINT SEMICONDUCTOR INC
filed 1999-08-13
CIK 913885

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

                       For the Quarter ended July 3, 1999
                         Commission File Number 0-22660

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

                                Yes /X/  No / /

  As of July 3, 1999, there were 14,568,542 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TRIQUINT SEMICONDUCTOR, INC.

                            ------------------------

                                     INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations--Three months and six
           months ended June 30, 1999 and 1998.................................         3

         Condensed Consolidated Balance Sheets--June 30, 1999 and December 31,
           1998................................................................         4

         Condensed Consolidated Statements of Cash Flows--Six months ended June
           30, 1999 and 1998...................................................         5

         Notes to Condensed Consolidated Financial Statements..................         6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................        10

Item 3.  Qualitative and Quantitative Disclosures about Market and Interest
           Rate Risk...........................................................        24

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................        25

Item 6.  Exhibits and Reports on Form 8-K......................................        25

SIGNATURES.....................................................................        26

                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                          TRIQUINT SEMICONDUCTOR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                       --------------------  ---------------------
                                                                       JUNE 30,   JUNE 30,   JUNE 30,    JUNE 30,
                                                                         1999       1998       1999        1998
                                                                       ---------  ---------  ---------  ----------
Total revenues.......................................................  $  38,109  $  27,874  $  71,804  $   51,555

Operating costs and expenses:
  Cost of goods sold.................................................     22,803     17,610     43,754      35,951
  Research, development and engineering..............................      5,413      5,075     10,007       9,499
  Selling, general and administrative................................      5,766      3,560     10,949       7,020
  Special charges....................................................         --         --         --      10,220
                                                                       ---------  ---------  ---------  ----------
    Total operating costs and expenses...............................     33,982     26,245     64,710      62,690
                                                                       ---------  ---------  ---------  ----------
    Income (loss) from operations....................................      4,127      1,629      7,094     (11,135)
                                                                       ---------  ---------  ---------  ----------

Other income (expense):
  Interest income....................................................        835        752      1,626       1,609
  Interest expense...................................................       (270)      (369)      (583)       (748)
  Other, net.........................................................         10         58         57          54
                                                                       ---------  ---------  ---------  ----------
    Total other income, net..........................................        575        441      1,100         915
                                                                       ---------  ---------  ---------  ----------

    Income (loss) before income taxes................................      4,702      2,070      8,194     (10,220)
Income tax expense...................................................        375         65        654          65
                                                                       ---------  ---------  ---------  ----------
    Net income (loss)................................................  $   4,327  $   2,005  $   7,540  $  (10,285)
                                                                       ---------  ---------  ---------  ----------
                                                                       ---------  ---------  ---------  ----------

Per share data:
    Basic............................................................  $    0.30  $    0.14  $    0.52  $    (0.74)
                                                                       ---------  ---------  ---------  ----------
                                                                       ---------  ---------  ---------  ----------

    Weighted average common shares...................................     14,445     14,102     14,391      13,986
                                                                       ---------  ---------  ---------  ----------
                                                                       ---------  ---------  ---------  ----------

    Diluted..........................................................  $    0.26  $    0.14  $    0.47  $    (0.74)
                                                                       ---------  ---------  ---------  ----------
                                                                       ---------  ---------  ---------  ----------
    Weighted average common and common equivalent shares.............     16,521     14,586     16,107      13,986
                                                                       ---------  ---------  ---------  ----------
                                                                       ---------  ---------  ---------  ----------

           See notes to Condensed Consolidated Financial Statements.

                          TRIQUINT SEMICONDUCTOR, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1999       1998(1)
                                                                                         ----------  ------------
ASSETS
Current assets:
  Cash and cash equivalents............................................................  $   17,248   $   14,602
  Investments..........................................................................      12,434       11,460
  Accounts receivable, net.............................................................      25,783       21,020
  Inventories, net.....................................................................      22,811       19,706
  Prepaid expenses and other assets....................................................       1,717        2,028
                                                                                         ----------  ------------
    Total current assets...............................................................      79,993       68,816
                                                                                         ----------  ------------
Property, plant and equipment, net.....................................................      28,004       30,529
Restricted investments.................................................................      40,163       40,163
Other non-current assets, net..........................................................       1,633        1,798
                                                                                         ----------  ------------
    Total assets.......................................................................  $  149,793   $  141,306
                                                                                         ----------  ------------
                                                                                         ----------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of capital lease and installment note obligations...............  $    5,018   $    4,934
  Accounts payable and accrued expenses................................................      20,772       19,388
                                                                                         ----------  ------------
    Total current liabilities..........................................................      25,790       24,322

Capital lease obligations and installment note obligations, less current
  installments.........................................................................       6,839        9,369
                                                                                         ----------  ------------
    Total liabilities..................................................................      32,629       33,691
                                                                                         ----------  ------------
Shareholders' equity:
  Common stock.........................................................................     135,601      133,592
  Accumulated deficit..................................................................     (18,437)     (25,977)
                                                                                         ----------  ------------
    Total shareholders' equity.........................................................     117,164      107,615
                                                                                         ----------  ------------
Total liabilities and shareholders' equity.............................................  $  149,793   $  141,306
                                                                                         ----------  ------------
                                                                                         ----------  ------------

------------------------

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1998.

           See notes to Condensed Consolidated Financial Statements.

                          TRIQUINT SEMICONDUCTOR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                            ----------------------
                                                                                             JUNE 30,    JUNE 30,
                                                                                               1999        1998
                                                                                            ----------  ----------
Cash flows from operating activities:
  Net income (loss).......................................................................  $    7,540  $  (10,285)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.........................................................       3,653       2,735
    Special charges.......................................................................           0       8,820
    Gain on disposal of assets............................................................         (12)        (58)
    Change in assets and liabilities (net of assets acquired and liabilities assumed)
      (Increase) decrease in:
      Accounts receivable.................................................................      (4,763)     (2,014)
      Inventories.........................................................................      (3,105)     (2,590)
      Prepaid expense and other assets....................................................         328         353
      Accounts payable and accrued expenses...............................................       1,384       4,817
      Other current liabilities...........................................................           0         327
                                                                                            ----------  ----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES.............................................       5,025       2,105

Cash flows from investing activities:
  Purchase of investments.................................................................     (60,246)    (59,833)
  Sale/Maturity of investments............................................................      59,272      57,137
  Capital expenditures....................................................................        (980)       (850)
  Proceeds from sale of assets............................................................          12          67
                                                                                            ----------  ----------
    NET CASH USED IN INVESTING ACTIVITIES.................................................      (1,942)     (3,479)

Cash flows from financing activities:
  Principal payments under capital lease obligations......................................      (2,446)     (2,648)
  Issuance of common stock, net...........................................................       2,009       1,116
                                                                                            ----------  ----------
    NET CASH USED IN FINANCING ACTIVITIES.................................................        (437)     (1,532)

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................       2,646      (2,906)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD..................................      14,602      18,734
                                                                                            ----------  ----------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD........................................  $   17,248  $   15,828
                                                                                            ----------  ----------
                                                                                            ----------  ----------

           See notes to Condensed Consolidated Financial Statements.

                          TRIQUINT SEMICONDUCTOR, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

2.  STOCK SPLIT AND NET INCOME PER SHARE

    On June 10, 1999, the Board of Directors approved a three-for-two stock split of the outstanding common shares effected in the form of a stock dividend on July 2, 1999 to stockholders of record as of June 22, 1999. Common share and per share data for all periods presented have been adjusted to give effect to the stock split effected in the form of a stock dividend.

    Earnings per share is presented as basic and diluted net income per share. Basic net income per share is net income available to common shareholders divided by the weighted-average number of common shares outstanding. Diluted net income per share is similar to basic except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect.

    The following is a reconciliation of the basic and diluted earnings per share:

                                                                                                  PER SHARE
THREE MONTHS ENDED JUNE 30, 1999                                            INCOME     SHARES      AMOUNT
-------------------------------------------------------------------------  ---------  ---------  -----------
Basic earnings per share:
  Income available to shareholders.......................................  $   4,327     14,445   $    0.30
                                                                                                      -----
Effect of dilutive securities:
  Stock options and warrants.............................................         --      2,076
                                                                           ---------  ---------
Diluted earnings per share:
  Income available to shareholders.......................................  $   4,327     16,521   $    0.26
                                                                           ---------  ---------       -----
                                                                           ---------  ---------

                          TRIQUINT SEMICONDUCTOR, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                                  PER SHARE
SIX MONTHS ENDED JUNE 30, 1999                                              INCOME     SHARES      AMOUNT
-------------------------------------------------------------------------  ---------  ---------  -----------
Basic earnings per share:
  Income available to shareholders.......................................  $   7,540     14,391   $     .52
                                                                                                      -----
Effect of dilutive securities:
  Stock options and warrants.............................................         --      1,716
                                                                           ---------  ---------
Diluted earnings per share:
  Income available to shareholders.......................................  $   7,540     16,107   $     .47
                                                                           ---------  ---------       -----
                                                                           ---------  ---------

                                                                                                  PER SHARE
THREE MONTHS ENDED JUNE 30, 1998                                            INCOME     SHARES      AMOUNT
-------------------------------------------------------------------------  ---------  ---------  -----------
Basic earnings per share:
  Income available to shareholders.......................................  $   2,005     14,102   $    0.14
                                                                                                      -----
Effect of dilutive securities:
  Stock options and warrants.............................................         --        484
                                                                           ---------  ---------
Diluted earnings per share:
  Income available to shareholders.......................................  $   2,005     14,586   $    0.14
                                                                           ---------  ---------       -----
                                                                           ---------  ---------

                                                                                                 PER SHARE
SIX MONTHS ENDED JUNE 30, 1998                                             INCOME     SHARES      AMOUNT
-----------------------------------------------------------------------  ----------  ---------  -----------
Basic loss per share:
  Loss available to shareholders.......................................  $  (10,285)    13,986   $   (0.74)
                                                                                                -----------
Effect of dilutive securities:
  Stock options and warrants...........................................          --         --
                                                                         ----------  ---------
Diluted loss per share:
  Loss available to shareholders.......................................  $  (10,285)    13,986   $   (0.74)
                                                                         ----------  ---------  -----------
                                                                         ----------  ---------

    The dilutive effect of common equivalent shares outstanding for the purchase of approximately 37 and 64 shares for the three months and six months ended June 30, 1999, respectively, and 586 and 407 shares for the three months and six months ended June 30, 1998, respectively, were not included in the net income
(loss) per share calculations, because to do so would have been antidilutive.

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

                          TRIQUINT SEMICONDUCTOR, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

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

5.  INVENTORIES

    Inventories, net of reserves of $3,275 and $2,422 as of June 30, 1999 and December 31, 1998, respectively, stated at the lower of cost or market, consist of:

                                                                       JUNE 30,   DECEMBER 31,
                                                                         1999         1998
                                                                       ---------  ------------
Raw Material.........................................................  $   5,124   $    5,066

Work in Progress.....................................................     14,584       10,749

Finished Goods.......................................................      3,103        3,891
                                                                       ---------  ------------

  Total Inventories..................................................  $  22,811   $   19,706
                                                                       ---------  ------------
                                                                       ---------  ------------

6.  SHAREHOLDERS' EQUITY

    Components of shareholders' equity:

                                                                       JUNE 30,   DECEMBER 31,
                                                                         1999         1998
                                                                       ---------  ------------
Preferred stock, no par value, 5,000,000 shares
  authorized.........................................................         --           --

Common stock, $.001 par value, 25,000,000 shares authorized,
  14,568,542 and 14,327,670 outstanding, respectively................         15           14

Additional paid-in capital...........................................    135,586      133,578

7.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                            SIX MONTHS ENDED
                                                                       --------------------------
                                                                        JUNE 30,      JUNE 30,
                                                                          1999          1998
                                                                       -----------  -------------
Cash Transactions:

  Cash paid for interest.............................................   $     591     $     741

  Cash paid for income taxes.........................................         170             0

Non-Cash Transactions:

  Purchase of assets through capital leases..........................           0         2,215

8.  COMPREHENSIVE INCOME

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. There is no difference between net income (loss) and comprehensive income (loss).

                          TRIQUINT SEMICONDUCTOR, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

9.  SEGMENT INFORMATION

    The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has concluded that it has only one reportable segment.

10. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company is evaluating any possible effect SFAS No. 133 may have on its consolidated financial statements.

11. LITIGATION

    See Part II, Item 1, of this Quarterly Report on Form 10-Q for a description of legal proceedings.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION

    YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THIS REPORT ON FORM 10-Q. THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THOSE STATEMENTS INCLUDING THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" AND SIMILAR LANGUAGE. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED BELOW. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED, TO THE RISKS DISCUSSED IN THE SECTION TITLED "RISK FACTORS" BELOW.

    We are a leading supplier of high performance gallium arsenide integrated circuits for the wireless communications, telecommunications, data communications and aerospace markets. Our products incorporate our proprietary analog and mixed signal designs and our advanced gallium arsenide manufacturing processes to address a broad range of applications and customers. We sell our products worldwide to end user customers, including Bosch, Ericsson, Hittite, Hughes, Lucent, Motorola, Nokia, Nortel, QUALCOMM and Raytheon.

RESULTS OF OPERATIONS

    The following table sets forth the results of our operations expressed as a percentage of total revenues. Our historical operating results are not necessarily indicative of the results for any future period.

                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                               ------------------------  ------------------------
                                                                JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                                  1999         1998         1999         1998
                                                               -----------  -----------  -----------  -----------
Total revenues...............................................       100.0%       100.0%       100.0%       100.0%
Operating costs and expenses:
  Cost of goods sold.........................................        59.9         63.2         60.9         69.7
  Research, development and engineering......................        14.2         18.2         13.9         18.5
  Selling, general and administrative........................        15.1         12.8         15.3         13.6
  Special charges............................................         0.0          0.0          0.0         19.8
                                                                    -----        -----        -----        -----
    Total operating costs and expenses.......................        89.2         94.2         90.1        121.6
                                                                    -----        -----        -----        -----
Income (loss) from operations................................        10.8          5.8          9.9        (21.6)
Other income, net............................................         1.5          1.6          1.5          1.8
                                                                    -----        -----        -----        -----
  Income (loss) before income taxes..........................        12.3          7.4         11.4        (19.8)
Income tax expense...........................................         1.0          0.2          0.9          0.1
                                                                    -----        -----        -----        -----
Net income (loss)............................................        11.3%         7.2%        10.5%       (19.9)%
                                                                    -----        -----        -----        -----
                                                                    -----        -----        -----        -----

TOTAL REVENUES

    We derive revenues from the sale of standard and customer-specific products and services. Our revenues also include non-recurring engineering revenues relating to the development of customer-specific products. Total revenues for the three and six months ended June 30, 1999 increased 36.7% and 39.3%, respectively, to $38.1 million and $71.8 million from $27.9 million and $51.6 million, respectively, for the comparable three and six months ended June 30, 1998. The increases in total revenues in the three and six months ended June 30, 1999 reflected strong demand for our products. Domestic revenues for the three and six months ended June 30, 1999 increased to $27.3 and $52.0 million, respectively, from $20.1 and $38.4 million, respectively, for the three and six months ended June 30, 1998. International revenues increased to $10.8 and $19.8 million for the three and six months ended June 30, 1999, respectively, from $7.8 and $13.1 million, respectively, for the three and six months ended June 30, 1998.

COST OF GOODS SOLD

    Cost of goods sold includes all direct material, labor and overhead expenses and certain production costs related to non-recurring engineering revenues. In general, gross profit generated from the sale of customer-specific products and from non-recurring engineering revenues is typically higher than gross profit generated from the sale of standard products. The factors affecting product mix include the relative demand in our various market applications, as well as the number of non-recurring engineering contracts.

    Cost of goods sold increased to $22.8 million for the three months ended June 30, 1999 from $17.6 million for the three months ended June 30, 1998. Cost of goods sold as a percentage of total revenues for the three months ended June 30, 1999 decreased to 59.9% from 63.2% for the three months ended June 30, 1998. For the six months ended June 30, 1999, cost of goods sold increased to $43.8 million from $36.0 million for the six months ended June 30, 1998. As a percentage of total revenues, cost of goods sold for the six months ended June 30, 1999 decreased to 60.9% from 69.7% for the six months ended June 30, 1998. The increase in absolute dollar value of cost of goods sold was primarily attributable to the related increase in sales volume. The decrease in cost of goods sold as a percentage of revenues is attributable to continuing improvements in production yields and increased economies of scale associated with increased sales volumes. In addition, cost of goods sold for the six months ended June 30, 1998 included nonrecurring costs related to the relocation of our manufacturing facility to our Hillsboro facility.

    We have at various times in the past experienced lower than expected production yields which have delayed shipments of a given product and adversely affected gross margins. There can be no assurance that the we will be able to maintain acceptable production yields in the future and, to the extent that we do not achieve acceptable production yields, our operating results would be materially adversely affected. The operation of our own leased wafer fabrication facilities entails a high degree of fixed costs and requires an adequate volume of production and sales to be profitable. During periods of decreased demand, high fixed wafer fabrication costs would have a material adverse effect on the our operating results.

RESEARCH, DEVELOPMENT AND ENGINEERING

    Research, development and engineering expenses include the costs incurred in the design of products associated with nonrecurring engineering revenues, as well as ongoing product development and research and development expenses. Our research, development and engineering expenses for the three and six months ended June 30, 1999 increased to $5.4 million and $10.0 million, respectively, from $5.1 million and $9.5 million, respectively for the three and six months ended June 30, 1998. Research, development and engineering expenses as a percentage of total revenues for the three and six months ended June 30, 1999 decreased to 14.2% and 13.9%, respectively, from 18.2% and 18.5%, respectively, for the three and six months ended June 30, 1998. The increase in research, development and engineering expenses on an absolute dollar basis is primarily due to the addition of new employees. The decrease in research, development and engineering expenses as a percentage of total revenues was due to revenues increasing at a faster rate than research, development and engineering spending. We are committed to substantial investments in research, development, and engineering and expect these expenses will continue to increase in absolute dollar amount in the future.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses for the three and six months ended June 30, 1999 increased to $5.8 million and $10.9 million, respectively, from $3.6 million and $7.0 million, respectively, for the three and six months ended June 30, 1998. Selling, general and administrative expenses as a percentage of total revenues for the three and six months ended June 30, 1999 increased to 15.1% and 15.3%, respectively, from 12.8% and 13.6%, respectively, for the three and six months ended June 30, 1998. The increase in selling, general and administrative expenses is primarily attributable to increased costs associated with the on-going development of infrastructure and business support.

SPECIAL CHARGES

    Special charges for the six months ended June 30, 1998 relate to a one-time write-off of in-process research and development of $8.8 million associated with our acquisition of our Millimeter Wave Communications business and a charge of $1.4 million related to the settlement of a stockholder class action filed in 1994.

OTHER INCOME, NET

    Other income, net for the three and six months ended June 30, 1999 increased to $575,000 and $1,100,000, respectively, from $441,000 and $915,000, respectively, for the three and six months ended June 30, 1998. This increase resulted primarily from increased interest income on slightly higher cash balances and decreased interest expense due to reductions in long-term debt.

INCOME TAX EXPENSE

    Income tax expense for the three and six month periods ended June 30, 1999 increased to $375,000 and $654,000, respectively, from $65,000 for both the three and six months ended June 30, 1998. The increase in income tax expense is attributable to the increased income before income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company is evaluating any possible effect SFAS No. 133 may have on its consolidated financial statements.

RISK FACTORS

OUR OPERATING RESULTS MAY FLUCTUATE SUBSTANTIALLY.

    Our quarterly and annual results of operations have varied in the past and may vary significantly in the future due to a number of factors including, but not limited to, the following:

    - cancellation or delay of customer orders or shipments;

    - our success in achieving design wins in which our products are designed into those of our customers;

    - market acceptance of our products and those of our customers;

    - variability of the life cycles of our customers' products;

    - variations in manufacturing yields;

    - timing of announcement and introduction of new products by us and our competitors;

    - changes in the mix of products we sell;

    - declining average sales prices for our products;

    - changes in manufacturing capacity and variations in the utilization of that capacity;

    - variations in operating expenses;

    - the long sales cycles associated with our customer specific products;

    - the timing and level of product and process development costs;

    - the cyclicality of the semiconductor industry;

    - the timing and level of nonrecurring engineering revenues and expenses relating to customer specific products; and

    - significant changes in our and our customers' inventory levels.

    We expect that our operating results will continue to fluctuate in the future as a result of these and other factors. Any unfavorable changes in these or other factors could cause our results of operations to suffer as some of these factors have had in the past. For example, in June 1994, Nortel, formerly Northern Telecom, requested that we delay shipment of some of our products. Nortel was then our largest customer and the delay, together with lower than expected orders, materially reduced our revenues and results of operations in the second quarter and for the remainder of 1994. Due to potential fluctuations, we believe that period to period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of our future performance.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PART OF OUR REVENUES.

    A limited number of customers have accounted for a significant portion of our revenues in each fiscal period. In recent periods, sales to some of our major customers as a percentage of total revenues have fluctuated. In 1998, Nokia accounted for approximately 12.0% and Raytheon accounted for approximately 11.7% of total revenues. We expect that sales to a limited number of customers will continue to account for a substantial portion of our total revenues in future periods. We do not have long-term agreements with any of our customers. Customers generally purchase our products pursuant to cancelable short-term purchase orders. Our results of operations have been negatively affected in the past by the failure of anticipated orders to materialize and by delays in or cancellations of orders. If we were to lose a major customer or if orders by or shipments to a major customer were to otherwise decrease or be delayed, our results of operations would be harmed.

WE FACE RISKS FROM FAILURES IN OUR MANUFACTURING PROCESSES.

    The fabrication of integrated circuits, particularly those made of gallium arsenide, is a highly complex and precise process. Our integrated circuits are manufactured from four inch round wafers made of gallium arsenide. During manufacturing, each wafer is processed to contain numerous die, the individual integrated circuits. We may reject or be unable to sell a substantial percentage of wafers or the die on a given wafer because of:

    - minute impurities;

    - difficulties in the fabrication process;

    - defects in the masks used to print circuits on a wafer;

    - electrical performance;

    - wafer breakage; or

    - other factors.

    We refer to the proportion of final good integrated circuits that have been processed, assembled and tested relative to the gross number of integrated circuits that could be constructed from the raw materials as our manufacturing yield. Compared to the manufacture of silicon integrated circuits, gallium arsenide technology is less mature and more difficult to design and manufacture within specifications in large volume. In addition, the more brittle nature of gallium arsenide wafers can result in lower manufacturing yields than with silicon wafers. We have in the past experienced lower than expected manufacturing yields, which have delayed product shipments and negatively impacted our results of operations. We may experience difficulty maintaining acceptable manufacturing yields in the future.

    In addition, the maintenance of our two fabrication facilities is subject to risks, including:

    - the demands of managing and coordinating workflow between two geographically separate production facilities;

    - disruption of production in one of our facilities as a result of a slowdown or shutdown in our other facility; and

    - higher operating costs from managing two geographically separate manufacturing facilities.

IF WE FAIL TO SELL A HIGH VOLUME OF PRODUCTS, OUR OPERATING RESULTS WILL BE
  HARMED.

    Because the majority of our manufacturing costs are relatively fixed, our manufacturing volumes are critical to our operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed. During periods of decreased demand, our high fixed manufacturing costs could have a negative effect on our results of operations. We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed in the short-term. If we receive fewer customer orders than expected, we may not be able to reduce our manufacturing costs in the short-term and our operating results would be harmed.

IF WE DO NOT SELL OUR CUSTOMER-SPECIFIC PRODUCTS IN LARGE VOLUMES, OUR OPERATING
  RESULTS MAY BE HARMED.

    We manufacture a substantial portion of our products to address the needs of individual customers. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select development projects which will result in sufficient volumes to enable us to achieve manufacturing efficiencies. Because customer specific products are developed for unique applications, we expect that some of our current and future customer specific products may never be produced in volume and may impair our ability to cover our fixed manufacturing costs. In addition, if we experience delays in completing designs or if we fail to obtain development contracts from customers whose products are successful, our revenues could be harmed.

OUR OPERATING RESULTS COULD BE HARMED IF WE LOSE ACCESS TO SOLE OR LIMITED
  SOURCES OF MATERIALS OR SERVICES.

    We currently obtain some components and services for our products from limited or single sources, such as ceramic packages from Kyocera. We purchase these components and services on a purchase order basis, do not carry significant inventories of these components and do not have any long-term supply contracts with these vendors. Our requirements are relatively small compared to silicon semiconductor manufacturers. Because we often do not account for a significant part of our vendors' business, we may not have access to sufficient capacity from these vendors in periods of high demand. If we were to change any of our sole or limited source vendors, we would be required to requalify each new vendor. Requalification could prevent or delay product shipments that could negatively affect our results of operations. In addition, our reliance on these vendors may negatively affect our production if the components vary in reliability or quality. If we are unable to obtain timely deliveries of sufficient components of acceptable quality or if the prices of components for which we do not have alternative sources increase, our results of operations could be harmed.

IF OUR PRODUCTS FAIL TO PERFORM OR MEET CUSTOMER REQUIREMENTS, WE COULD INCUR
  SIGNIFICANT ADDITIONAL COSTS.

    The fabrication of gallium arsenide integrated circuits is a highly complex and precise process. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to rework or replace the products. Gallium arsenide integrated circuits may contain undetected defects or failures that only become evident after we commence volume shipments. We have experienced product quality, performance or reliability problems from time to time. Defects or failures may occur in the future. If failures or defects occur, we could:

    - lose revenue;

    - incur increased costs such as warranty expense and costs associated with customer support;

    - experience delays, cancellations or rescheduling of orders for our products; or

    - experience increased product returns or discounts.

OUR OPERATING RESULTS MAY SUFFER IF WE DO NOT EXPAND OUR MANUFACTURING CAPACITY
  IN A TIMELY MANNER.

    We may attempt to increase our capacity by converting our existing facility to accommodate equipment that uses six-inch wafers. We do not have any experience processing six-inch wafers in our fabrication facilities. We may be required to redesign our processes and procedures substantially to accommodate the larger wafers. As a result, implementing additional capacity for six-inch wafers may take longer than planned, which could harm our results of operations.

    Our facilities have a level of capacity beyond which we cannot cost effectively produce our products. Although we are not currently approaching those constraints, we may be unable to further expand our business if we fail to plan and build sufficient capacity. The process of building, testing and qualifying a gallium arsenide integrated circuit fabrication facility is time consuming. We must begin to design and implement additional manufacturing facilities well in advance of our needs.

WE MAY FACE FINES OR OUR FACILITIES COULD BE CLOSED IF WE FAIL TO COMPLY WITH
  ENVIRONMENTAL REGULATIONS.

    Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in our manufacturing process. For our manufacturing facility located in Hillsboro, Oregon, we provide our own manufacturing waste treatment and disposal. We are required by the State of Oregon Department of Environmental Quality to report usage of environmentally hazardous materials.

    At our Texas facility, we utilize Texas Instruments' waste treatment and waste storage facilities and services for the treatment, storage, disposal and discharge of wastes we generate. Our waste streams are commingled with those of Texas Instruments and are covered by Texas Instruments' waste water permit.

    The failure to comply with present or future regulations could result in fines being imposed on us and we could be required to suspend production or cease our operations. These regulations could require us to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. We rely to a great extent on Texas Instruments' hazardous waste disposal system at our Texas facility. Any failure by us, or by Texas Instruments with respect to our Texas facility, to control the use of, or to adequately restrict the discharge of, hazardous substances could subject us to future liabilities and harm our results of operations.

WE DEPEND ON THE CONTINUED GROWTH OF COMMUNICATIONS MARKETS.

    We derive a substantial portion of our product revenues from sales of products for communication applications. These markets are characterized by the following:

    - intense competition;

    - rapid technological change; and

    - short product life cycles, especially in the cellular telephone market.

    In addition, although the communications markets have grown rapidly in the last few years, these markets may not continue to grow or a significant slowdown in these markets may occur.

    Products for communications applications are often based on industry standards, which are continually evolving. Our future success will depend, in part, upon our ability to successfully develop and introduce new products based on emerging industry standards, which could render our existing products unmarketable or obsolete. If communications markets evolve to new standards, we may be unable to successfully design and manufacture new products that address the needs of our customers or that will meet with substantial market acceptance.

OUR BUSINESS WILL BE IMPACTED IF SYSTEMS MANUFACTURERS DO NOT USE GALLIUM
  ARSENIDE COMPONENTS.

    Silicon semiconductor technologies are the dominant process technologies for integrated circuits and the performance of silicon integrated circuits continues to improve. Our prospective customers may be systems designers and manufacturers who are utilizing such silicon technologies in their existing systems and who are evaluating gallium arsenide integrated circuits for use in their next generation high performance systems. Customers may be reluctant to adopt our products because of:

    - their unfamiliarity with designing systems with gallium arsenide products;

    - their concerns related to manufacturing costs and yields;

    - their unfamiliarity with design and manufacturing processes; and

    - uncertainties about the relative cost effectiveness of our products compared to high performance silicon components.

    Systems manufacturers may not use gallium arsenide components because the production of gallium arsenide integrated circuits has been and continues to be more costly than the production of silicon devices. As a result, we must offer devices that provide superior performance to that of silicon-based devices.

    In addition, customers may be reluctant to rely on a smaller company like us for critical components. We cannot be certain that additional systems manufacturers will design our products into their systems, that the companies that have utilized our products will continue to do so in the future or that gallium arsenide technology will continue to achieve widespread market acceptance. If our gallium arsenide products fail to achieve market acceptance, our results of operations would suffer.

CUSTOMERS MAY DELAY OR CANCEL ORDERS DUE TO REGULATORY DELAYS.

    The increasing demand for communications products has exerted pressure on regulatory bodies worldwide to adopt new standards for these products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in the regulatory approval process may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. These delays have in the past had and may in the future have a negative effect on our sales and our results of operations.

OUR REVENUES ARE AT RISK IF WE DO NOT INTRODUCE NEW PRODUCTS AND/OR DECREASE
  COSTS.

    Historically, the average selling prices of our products have decreased over the products' lives, and we expect them to continue to do so. To offset these decreases, we rely primarily on achieving yield improvements and other cost reductions for existing products and on introducing new products that can often be sold at higher average selling prices. We believe our future success depends, in part, on our timely development and introduction of new products that compete effectively on the basis of price and performance and adequately address customer requirements. The success of new product and process introductions depends on several factors, including:

    - proper selection of products and processes;

    - successful and timely completion of product and process development and commercialization;

    - market acceptance of our or our customers' new products;

    - achievement of acceptable manufacturing yields; and

    - our ability to offer new products at competitive prices.

    Our product and process development efforts may not be successful and our new products or processes may not achieve market acceptance. To the extent that our cost reductions and new product introductions do not occur in a timely manner, our results of operations could suffer.

WE MUST IMPROVE OUR PRODUCTS AND PROCESSES TO REMAIN COMPETITIVE.

    If technologies or standards supported by our or our customers' products become obsolete or fail to gain widespread commercial acceptance, our results of operations may be materially impacted. Because of continual improvements in semiconductor technology, including those in high performance silicon where substantially more resources are invested than in gallium arsenide, we believe that our future success will depend, in part, on our ability to continue to improve our product and process technologies. We must also develop new technologies in a timely manner. In addition, we must adapt our products and processes to technological changes and to support emerging and established industry standards. We may not be able to improve our existing products and process technologies, develop new technologies in a timely manner or effectively support industry standards. If we fail to do so, our customers may select another gallium arsenide product or move to an alternative technology.

OUR RESULTS OF OPERATIONS MAY SUFFER IF WE DO NOT COMPETE SUCCESSFULLY.

    The semiconductor industry is intensely competitive and is characterized by rapid technological change, rapid product obsolescence and price erosion. Currently, we compete primarily with manufacturers of high performance silicon integrated circuits such as Applied Micro Circuits, Motorola and Philips and with manufacturers of gallium arsenide integrated circuits such as Anadigics, Raytheon, RF Micro Devices and Vitesse. We also face competition from the internal semiconductor operations of some of our current and potential customers. We expect increased competition from existing competitors and from a number of companies that may enter the gallium arsenide integrated circuits market, as well as future competition from companies that may offer new or emerging technologies such as silicon germanium. Most of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. Manufacturers of high performance silicon integrated circuits have achieved greater market acceptance of their existing products and technologies in some applications.

    We compete with both gallium arsenide and silicon suppliers in the wireless, data communications and telecommunications markets. In the microwave and millimeter wave markets, our competition is primarily from a limited number of gallium arsenide suppliers, which are in the process of expanding their product offerings to address commercial applications other than aerospace.

    Our prospective customers are typically systems designers and manufacturers that are considering the use of gallium arsenide integrated circuits for their high performance systems. Competition is primarily based on performance elements such as speed, complexity and power dissipation, as well as price, product quality and ability to deliver products in a timely fashion. Due to the proprietary nature of our products, competition occurs almost exclusively at the system design stage. As a result, a design win by TriQuint or our competitors typically limits further competition with respect to manufacturing a given design.

OUR OPERATING RESULTS MAY SUFFER DUE TO DECLINING DEMAND FOR SEMICONDUCTORS.

    From time to time, the semiconductor industry has experienced significant downturns and wide fluctuations in product supply and demand. This cyclicality has led to significant imbalances in demand and production capacity. It has also accelerated the decrease of average selling prices per unit. We may experience periodic fluctuations in our future financial results because of these or other industry wide conditions.

IF WE FAIL TO INTEGRATE ANY FUTURE ACQUISITIONS, OUR BUSINESS WILL BE HARMED.

    We face risks from any future acquisitions, including the following:

    - we may fail to combine and coordinate the operations and personnel of newly acquired companies with our existing business;

    - our ongoing business may be disrupted or receive insufficient management attention;

    - we may not cost effectively and rapidly incorporate the technology we acquire;

    - we may not be able to recognize the cost savings or other financial benefits we anticipated;

    - we may not be able to retain the existing customers of newly acquired operations;

    - our corporate culture may clash with that of the acquired businesses; and

    - we may incur unknown liabilities associated with acquired businesses.

    We may not successfully address these risks or any other problems that arise in connection with future acquisitions.

    We will continue to evaluate strategic opportunities available to us and we may pursue product, technology or business acquisitions. On January 13, 1998, we acquired our Millimeter Wave Communications operation, which included substantially all of the assets of the monolithic microwave integrated circuit operation of Texas Instruments' former Defense Systems & Electronics Group. In addition, in connection with any future acquisitions, we may issue equity securities that could dilute the percentage ownership of our existing stockholders, we may incur additional debt and we may be required to amortize expenses related to goodwill and other intangible assets that may negatively affect our results of operations.

WE MUST MANAGE OUR GROWTH.

    Our total number of employees grew from 371 in 1997 to 679 in 1998. The resulting growth has placed, and is expected to continue to place significant demands on our personnel, management and other resources. We must continue to improve our operational, financial and management information systems to keep pace with the growth of our business.

IF WE DO NOT HIRE AND RETAIN KEY EMPLOYEES, OUR BUSINESS WILL SUFFER.

    Our future success depends in large part on the continued service of our key technical, marketing and management personnel. We also depend on our ability to continue to identify, attract and retain qualified technical employees, particularly highly skilled design, process and test engineers involved in the manufacture and development of our products and processes. We must also recruit and train employees to manufacture our products without a substantial reduction in manufacturing yields. There are many other semiconductor companies located in the communities near our facilities and it may become increasingly difficult for us to attract and retain those employees. The competition for these employees is intense, and the inability to recruit employees or the loss of key employees could negatively affect us.

OUR BUSINESS MAY BE HARMED IF WE FAIL TO PROTECT OUR PROPRIETARY TECHNOLOGY.

    We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents granted and pending in the United States and in foreign countries and intend to seek further international and United States patents on our technology. We cannot be certain that patents will be issued from any of our pending applications or that patents will be issued in all countries where our products can be sold or that any claims allowed from pending applications or will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States, increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

OUR ABILITY TO PRODUCE OUR SEMICONDUCTORS MAY SUFFER IF SOMEONE CLAIMS WE
  INFRINGE ON THEIR INTELLECTUAL PROPERTY.

    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. If it is necessary or desirable, we may seek licenses under such patents or other intellectual property rights. However, we cannot be certain that licenses will be offered or that we would find the terms of licenses that are offered acceptable or commercially reasonable. Our failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by or against us could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination. In the event of an adverse result in any litigation, we could be required to:

    - pay substantial damages;

    - indemnify our customers;

    - stop manufacturing, use and sale of the infringing products;

    - expend significant resources to develop non-infringing technology;

    - discontinue the use of certain processes;

    - or obtain licenses to the technology.

    We may be unsuccessful in developing noninfringing products or negotiating licenses upon reasonable terms, or at all. These problems might not be resolved in time to avoid harming our results of operations. If any third party makes a successful claim against our customers or us and a license is not made available to us on commercially reasonable terms, our business could be harmed.

    On February 26, 1999, a lawsuit was filed against 88 firms, including TriQuint, in the United States District Court for the District of Arizona. The suit alleges that the defendants, including us, infringe upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership. Although we believe the suit is without merit and intend to vigorously defend ourselves against the charges, we cannot be certain that we will be successful. Moreover, this litigation may require us to spend a substantial amount of time and money and could distract management from our day to day operations.

OUR BUSINESS MAY SUFFER DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES.

    Our sales outside of the United States were 30.4% of total revenues in 1996, 34.0% of total revenues in 1997 and 24.0% of total revenues in 1998. We face inherent risks from these sales, including:

    - imposition of government controls;

    - currency exchange fluctuations;

    - longer payment cycles and difficulties related to the collection of receivables from international customers;

    - reduced protection for intellectual property rights in some countries;

    - the impact of recessionary environments in economies outside the United States;

    - unfavorable tax consequences;

    - political instability; and

    - tariffs and other trade barriers.

    In addition, due to the technological advantages provided by gallium arsenide integrated circuits in many military applications, all of our sales outside of North America must be licensed by the Office of Export Administration of the U.S. Department of Commerce. If we fail to obtain these licenses or experience delays in obtaining these licenses in the future, our results of operations could be harmed. Also, because substantially all of our foreign sales are denominated in U.S. dollars, increases in the value of the dollar would increase the price in local currencies of our products and make our products less price competitive.

WE MAY BE SUBJECT TO A SECURITIES CLASS ACTION SUIT IF OUR STOCK PRICE FALLS.

    Following periods of volatility in the market price of a company's stock, some stockholders may file a securities class action litigation. For example, in 1994, a stockholder class action lawsuit was filed against us, our underwriters, and some of our officers, directors and investors, which alleged that we, our underwriters, and certain of our officers, directors and investors intentionally misled the investing public regarding our financial prospects. We settled the action and recorded a special charge of $1.4 million associated with the settlement of this lawsuit and related legal expenses, net of accruals in 1998. Any future securities class action litigation could be expensive and divert our management's attention and harm our business, regardless of its merits.

WE FACE RISKS FROM THE YEAR 2000 ISSUE.

    Many information technology hardware and software systems, as well as other non-information technology equipment utilizing microprocessors, can accept only two digit entries in the date code field. To operate using dates after December 31, 1999, the date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000" issue. We have initiated a comprehensive Year 2000 audit program, which consists of a six step plan to inventory and correct any systems that are not Year 2000 compliant. We have completed the planning phase of our audit program and are currently in the remediation phase, for both information technology and non-information technology systems as well as third-party vendors, manufacturers and suppliers. Because of the existence of numerous systems and related components within our organization and the interdependency of these systems, it is possible that some of our systems, or systems at our suppliers, may fail to operate in the Year 2000. Our inability to become Year 2000 compliant on a timely basis or the failure of one or more of our systems or our suppliers' systems may have a material impact on our future operating results.

OUR CERTIFICATE OF INCORPORATION AND BYLAWS INCLUDE ANTITAKEOVER PROVISIONS
  WHICH MAY DETER OR PREVENT A TAKEOVER ATTEMPT.

    Some provisions of our certificate of incorporation and bylaws and provisions of Delaware law may deter or prevent a takeover attempt, including a takeover that might result in a premium over the market price for our common stock. These provisions include:

    CUMULATIVE VOTING. Our stockholders are entitled to cumulate their votes for directors. This may limit the ability of the stockholders to remove a director other than for cause.

    STOCKHOLDER PROPOSALS AND NOMINATIONS. Our stockholders must give advance notice, generally 120 days prior to the relevant meeting to nominate a candidate for director or present a proposal to our stockholders at a meeting. These notice requirements could inhibit a takeover by delaying stockholder action.

    STOCKHOLDER RIGHTS PLAN. We may trigger our stockholder rights plan in the event our board of directors does not agree to an acquisition proposal. The rights plan may make it more difficult and costly to acquire our company.

    PREFERRED STOCK. Our certificate of incorporation authorizes our board of directors to issue up to 5 million shares of preferred stock and to determine what rights, preferences and privileges such shares have. No action by our stockholders is necessary before our board of directors can issue the preferred stock. Our board of directors could use the preferred stock to make it more difficult and costly to acquire our company.

    DELAWARE ANTI-TAKEOVER STATUTE. The Delaware anti-takeover law restricts business combinations with some stockholders once the stockholder acquires 15% or more of our common stock. The Delaware statute makes it harder for our company to be acquired without the consent of our board of directors and management.

LIQUIDITY AND CAPITAL RESOURCES

    We completed follow-on public offerings in July 1999 and September 1995, raising approximately $147.2 million and $48.1 million, respectively, net of offering expenses. In December 1993 and January 1994, we completed our initial public offering raising approximately $16.7 million, net of offering expenses. In addition, the we have funded our operations to date through other sales of equity, bank borrowing, equipment leases, and cash flow from operations. As of June 30, 1999, we had working capital of approximately $54.2 million, including $29.7 million in cash, cash equivalents, and unrestricted investments.

    We have a $10.0 million unsecured revolving line of credit with a financial institution. Restrictive covenants included in the line of credit require the Company to maintain (a) a total liability to tangible net worth ratio of not more than 0.75 to 1.00, (b) a current ratio of not less than 1.75 to 1.00, (c) minimum tangible net worth greater than $86.9 million and (d) cash and investments, including restricted investments, greater than $45.0 million. As of June 30, 1999 we were in compliance with the restrictive covenants contained in this line of credit.

    In May 1996, we entered into a five year synthetic lease through a participation agreement with Wolverine Leasing Corp., Matisse Holding Company and United States National Bank of Oregon ("USNB"). The lease provides for the construction and occupancy of our headquarters and wafer fabrication facility in Hillsboro under an operating lease from Wolverine and provides us with an option to purchase the property or renew our lease for an additional five years. Under the terms of the agreement, USNB and Matisse made loans to Wolverine, which in turn advanced the funds to us for the construction of the Hillsboro facility and other associated costs and expenses. The loan from USNB is collateralized by investment securities we have pledged. These investment securities are classified on our balance sheet as restricted investments. In addition, restrictive covenants in the participation agreement require us to maintain (a) a total liability to tangible net worth ratio of not more than 0.75 to 1.00, (b) minimum tangible net worth greater than $50.0 million and (c) cash and liquid investment securities, including restricted securities, greater than $45.0 million. As of June 30, 1999, we were in compliance with the covenants described above.

    In November 1997, we entered into a $1.5 million lease agreement for land adjacent to our Hillsboro facility. Under the terms of that agreement, USNB provided loans to Matisse to purchase the land, and Matisse in turn leased it to us under a renewable one year lease agreement. The loan from USNB is partially collateralized by a guarantee from us. As of June 30, 1999 we were in compliance with the terms of the agreement.

    In January 1998, we acquired our Millimeter Wave Communications operation for approximately $19.5 million in cash and 1,266,919 shares of our common stock then valued at approximately $19.5 million. The cash portion of the purchase price was financed through an operating lease.

    The following table presents a summary of the Company's cash flows (IN THOUSANDS):

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                           --------------------
                                                                             1999       1998
                                                                           ---------  ---------
Net cash and cash equivalents provided by operating activities...........  $   5,025  $   2,105
Net cash and cash equivalents used in investing activities...............     (1,942)    (3,479)
Net cash and cash equivalents used in financing activities...............       (437)    (1,532)
                                                                           ---------  ---------
Net increase (decrease) in cash and cash equivalents.....................  $   2,646  $  (2,906)
                                                                           ---------  ---------
                                                                           ---------  ---------

    The $5.0 million of cash provided by operating activities for the six months ended June 30, 1999 related primarily to net income of $7.5 million and an increase in accounts payable and accrued expenses of $1.4 million and depreciation and amortization of $3.7 million. This was offset by increases in accounts receivable of $4.8 million and inventories of $3.1 million. The $2.1 million of cash provided by operating activities for the six months ended June 30, 1998 related primarily to a combined increase in accounts payable and accrued expenses and other current liabilities of $5.1 million and depreciation and amortization of $2.7 million. This was offset by increases in accounts receivable of $2.0 million, inventories of $2.6 million and a net loss of $10.3 million. Cash provided by operating activities also included $8.8 million related to the special charges associated with the acquisition of the MMIC business as an offset to the net changes in assets and liabilities.

    The $1.9 million of cash used by investing activities for the six months ended June 30, 1999 related to the purchase of $60.2 million of investments and capital expenditures of approximately $980,000, but was offset in part by the sale/maturity of $59.3 million of investments. The $3.5 million of cash used by investing activities for the six months ended June 30, 1998 related primarily to the net purchase of investments of $2.7 million and the purchase of approximately $850,000 of capital equipment.

    The $437,000 of cash used by financing activities for the six months ended June 30, 1999 related primarily to the payment of principal on capital leases of $2.4 million and was offset in part by the issuance of common stock of $2.0 million upon option exercises. The $1.5 million of cash used by financing activities for the six months ended June 30, 1998 also related primarily to the payment of principal on capital leases and was offset in part by the issuance of common stock upon option exercises.

    Cash used for capital expenditures for the six months ended June 30, 1999 was approximately $980,000. We anticipate that our capital equipment needs, including manufacturing and test equipment and computer hardware and software, will require additional expenditures of approximately $11.0 million during the remainder of 1999.

    We believe that our current cash and cash equivalent balances, together with cash anticipated to be generated from operations and anticipated financing arrangements, will satisfy our projected working capital and capital expenditure requirements, at a minimum, through the end of 2000. However, we may be required to finance any additional requirements through additional equity, debt financings, or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

YEAR 2000 READINESS

    Many information technology hardware and software systems, as well as other non-information technology equipment utilizing microprocessors, can accept only two digit entries in the date code field. To operate using dates after December 31, 1999, the date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000" issue.

    STATE OF READINESS. We have initiated a comprehensive Year 2000 audit program, which consists of a six step plan to inventory and correct any non-compliant systems. We expect to complete this audit by October of 1999. These six steps are: inventory, assessment, planning, remediation, testing and implementation. Our audit program encompasses a review of information technology systems used in our internal business as well as non-information technology systems such as manufacturing systems and building systems. It also includes an audit and evaluation of third party vendors, manufacturers and suppliers. We have completed the planning phase of our audit program and are currently in the remediation phase, for both information technology and non-information technology systems as well as third-party vendors, manufacturers and suppliers. Our products have no specific date functions or date dependencies and will operate according to specifications through the Year 2000 date rollover and thereafter.

    COSTS. We do not believe that the historical or anticipated costs of remediation have had, or will have, a material effect on our financial condition or results of operations. For information technology systems and most non-information technology systems, the costs of remediation have been or will be encompassed in the normal anticipated expenditures for maintenance contracts and version upgrades. We estimate total incremental cost of remediation at $150,000.

    RISK, CONTINGENCY PLANS AND REASONABLY LIKELY WORST CASE SCENARIO. While we rely heavily on our computer systems, software applications and other electronics containing date-sensitive, embedded technology as part of our business operations, the components upon which we primarily rely were developed with current state-of-the-art technology. Accordingly, we anticipate that our audit and remediation program will demonstrate that many of our high-priority systems do not present material Year 2000 compliance issues. For computer systems, software applications and other electronics containing date-sensitive embedded technology that have met our desired level of Year 2000 readiness, we will use our existing contingency plans to mitigate or eliminate problems we may experience if an unanticipated system failure were to occur. For components that have not met our desired level of readiness, specific contingency plans will be developed to determine the actions we would take if such a component failed. We will be better able to develop a contingency plan as we move through the testing phase of the audit program and as we continue to monitor progress of critical third-party vendors, manufacturers and suppliers. At the present time, we anticipate the development in the third quarter of 1999 of a contingency plan to respond to a worst case scenario. Because of our numerous systems and related components and the interdependency of these systems, it is possible that certain of our systems, or systems at entities that provide us services or goods may fail to operate in the Year 2000. Our inability to become Year 2000 compliant on a timely basis or the failure of our systems or at an entity that provides services or goods to us may have a material impact on our future operating results or financial condition. See "Risk Factors--We face risks from the Year 2000 issue."

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET AND INTEREST RATE RISK

    We are exposed to minimal market risks. We manage the sensitivity of our results of operations to these risks by maintaining a conservative investment portfolio, which is comprised solely of highly-rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency exchange fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating all transactions in U.S. dollars.

    We are exposed to interest rate risk, as we use additional financing periodically to fund capital expenditures. The interest rate that we may be able to obtain on financings will depend on market conditions at that time and may differ from the rates we have secured in the past. Sensitivity of results of operations to market and interest rate risks is managed by maintaining a conservative investment portfolio.

PART II--OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

    On February 26, 1999, a lawsuit was filed against 88 firms, including TriQuint, in the United States District Court for the District of Arizona. The suit alleges that the defendants, including us, infringe upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership. Although we believe the suit is without merit and intend to vigorously defend ourselves against the charges, we cannot be certain that we will be successful. Moreover, this litigation may require us to spend a substantial amount of time and money and could distract management from our day to day operations.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        Exhibit 27.1    Financial Data Schedule

    (b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the six months ended June 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TriQuint Semiconductor, Inc.

Dated: August 13, 1999          /s/ STEVEN J. SHARP
                                -----------------------------------------------
                                STEVEN J. SHARP
                                PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                CHAIRMAN (PRINCIPAL EXECUTIVE OFFICER)

                                /s/ EDWARD C.V. WINN
Dated: August 13, 1999          -----------------------------------------------
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

                          TRIQUINT SEMICONDUCTOR, INC.
                               INDEX TO EXHIBITS

EXHIBIT                                                                SEQUENTIAL
NO.                              DESCRIPTION                            PAGE NO.
------ --------------------------------------------------------------------------
 27.1  Financial Data Schedule