Form 10-Q
period 1999-10-02
TRIQUINT SEMICONDUCTOR INC
filed 1999-11-16
CIK 913885

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

                     FOR THE QUARTER ENDED OCTOBER 2, 1999

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

                           TELEPHONE: (503) 615-9000

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of October 2, 1999, there were 18,500,366 shares of the registrant's common stock outstanding.

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

Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations--Three
            months and nine months ended September 30, 1999 and
            1998......................................................     3

          Condensed Consolidated Balance Sheets--September 30, 1999
            and December 31, 1998.....................................     4

          Condensed Consolidated Statements of Cash Flows--Nine months
            ended September 30, 1999 and 1998.........................     5

          Notes to Condensed Consolidated Financial Statements........     6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     10

Item 3.   Qualitative and Quantitative Disclosures about Market and
            Interest Rate Risk........................................     25

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................     26

Item 2.   Changes in Securities and Use of Proceeds...................     26

Item 6.   Exhibits and Reports on Form 8-K............................     26

SIGNATURES............................................................     27

                         PART I--FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                          TRIQUINT SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                1999            1998            1999            1998
                                            -------------   -------------   -------------   -------------
Total revenues............................     $42,483         $29,112        $114,287         $80,667

Operating costs and expenses:
  Cost of goods sold......................      24,384          17,933          68,138          53,884
  Research, development and engineering...       5,475           4,568          15,482          14,067
  Selling, general and administrative.....       5,985           4,288          16,934          11,308
  Special charges.........................          --              --              --          10,220
                                               -------         -------        --------         -------
    Total operating costs and expenses....      35,844          26,789         100,554          89,479
                                               -------         -------        --------         -------
    Income (loss) from operations.........       6,639           2,323          13,733          (8,812)
                                               -------         -------        --------         -------
Other income (expense):
  Interest income.........................       2,509             825           4,135           2,434
  Interest expense........................        (256)           (360)           (839)         (1,108)
  Other, net..............................           3             102              60             156
                                               -------         -------        --------         -------
    Total other income, net...............       2,256             567           3,356           1,482
                                               -------         -------        --------         -------
    Income (loss) before income taxes.....       8,895           2,890          17,089          (7,330)
Income tax expense........................       1,690              29           2,344              94
                                               -------         -------        --------         -------
    Net income (loss).....................     $ 7,205         $ 2,861        $ 14,745         $(7,424)
                                               =======         =======        ========         =======
Per share data:
    Basic.................................     $  0.41         $  0.20        $   0.95         $ (0.53)
                                               =======         =======        ========         =======

    Weighted average common shares........      17,775          14,180          15,503          14,048
                                               =======         =======        ========         =======

    Diluted...............................     $  0.36         $  0.19        $   0.84         $ (0.53)
                                               =======         =======        ========         =======

    Weighted average common and common
      equivalent shares...................      20,173          14,703          17,522          14,048
                                               =======         =======        ========         =======

           See notes to Condensed Consolidated Financial Statements.

                          TRIQUINT SEMICONDUCTOR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999          1998(1)
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 91,039        $ 14,602
  Investments...............................................      92,558          11,460
  Accounts receivable, net..................................      27,899          21,020
  Inventories, net..........................................      23,462          19,706
  Prepaid expenses and other assets.........................       5,426           2,028
                                                                --------        --------
    Total current assets....................................     240,384          68,816
                                                                --------        --------
Property, plant and equipment, net..........................      29,510          30,529
Restricted investments......................................      40,163          40,163
Other non-current assets, net...............................       4,809           1,798
                                                                --------        --------
    Total assets............................................    $314,866        $141,306
                                                                ========        ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of capital lease and installment note
    obligations.............................................    $  4,767        $  4,934
  Accounts payable and accrued expenses.....................      23,229          19,388
                                                                --------        --------
    Total current liabilities...............................      27,996          24,322

Capital lease obligations and installment note obligations,
  less current installments.................................       5,715           9,369
                                                                --------        --------
    Total liabilities.......................................      33,711          33,691
                                                                --------        --------
Shareholders' equity:
  Common stock..............................................     292,386         133,592
  Accumulated deficit.......................................     (11,231)        (25,977)
                                                                --------        --------
    Total shareholders' equity..............................     281,155         107,615
                                                                --------        --------
Total liabilities and shareholders' equity..................    $314,866        $141,306
                                                                ========        ========

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

           See notes to Condensed Consolidated Financial Statements.

                          TRIQUINT SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
Cash flows from operating activities:
  Net income (loss).........................................    $ 14,745        $ (7,424)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................       5,444           4,202
    Deferred income taxes...................................       2,000               0
    Special charges.........................................           0           8,820
    Gain on disposal of assets..............................          (9)           (140)
    Change in assets and liabilities (net of assets acquired
      and liabilities assumed)
      (Increase) decrease in:
        Accounts receivable.................................      (6,879)         (1,618)
        Inventories.........................................      (3,756)         (3,169)
        Prepaid expense and other assets....................         119            (173)
      Increase (decrease) in:
        Accounts payable and accrued expenses...............       3,840           6,577
                                                                --------        --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.............      15,504           7,075

Cash flows from investing activities:
  Purchase of investments...................................    (240,539)        (70,569)
  Sale/Maturity of investments..............................     159,440          67,029
  Capital expenditures......................................      (4,230)         (3,397)
  Proceeds from sale of assets..............................          39             149
                                                                --------        --------
      NET CASH USED BY INVESTING ACTIVITIES.................     (85,290)         (6,788)

Cash flows from financing activities:
  Principal payments under capital lease obligations........      (3,821)         (4,138)
  Issuance of common stock, net.............................     150,044             916
                                                                --------        --------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES......     146,223          (3,222)

      NET INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS.........................................      76,437          (2,935)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD....      14,602          18,734
                                                                --------        --------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD..........    $ 91,039        $ 15,799
                                                                ========        ========

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

2.  STOCK ACTIVITY AND NET INCOME PER SHARE

    On June 10, 1999, the Board of Directors approved a three-for-two stock split of the outstanding common shares effected in the form of a stock dividend on July 2, 1999 to stockholders of record as of June 22, 1999. Common share and per share data for all periods presented in the accompanying financial statements have been adjusted to give effect to the stock split effected in the form of a stock dividend.

    On July 13, 1999, the Company issued 3,753 additional shares as part of a secondary public offering, raising $147.2 million, net of fees and expenses.

    Earnings per share is presented as basic and diluted net income per share. Basic net income per share is net income available to common shareholders divided by the weighted-average number of common shares outstanding. Diluted net income per share is similar to basic except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect.

    The following is a reconciliation of the basic and diluted earnings per share:

THREE MONTHS ENDED SEPTEMBER 30, 1999                                      PER SHARE
                                                      INCOME     SHARES     AMOUNT
                                                     --------   --------   ---------
Basic earnings per share:
  Income available to shareholders.................   $7,205     17,775      $0.41
                                                                             =====
Effect of dilutive securities:
  Stock options....................................       --      2,398
                                                      ------     ------
Diluted earnings per share:
  Income available to shareholders.................   $7,205     20,173      $0.36
                                                      ======     ======      =====

                          TRIQUINT SEMICONDUCTOR, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

2.  STOCK ACTIVITY AND NET INCOME PER SHARE (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 1999                                      PER SHARE
                                                     INCOME     SHARES     AMOUNT
                                                    --------   --------   ---------
Basic earnings per share:
  Income available to shareholders................  $14,745     15,503      $.95
                                                                            ====
Effect of dilutive securities:
  Stock options...................................       --      2,019
                                                    -------     ------
Diluted earnings per share:
  Income available to shareholders................  $14,745     17,522      $.84
                                                    =======     ======      ====

THREE MONTHS ENDED SEPTEMBER 30, 1998                                      PER SHARE
                                                      INCOME     SHARES     AMOUNT
                                                     --------   --------   ---------
Basic earnings per share:
  Income available to shareholders.................   $2,861     14,180      $0.20
                                                                             =====
Effect of dilutive securities:
  Stock options and warrants.......................       --        523
                                                      ------     ------
Diluted earnings per share:
  Income available to shareholders.................   $2,861     14,703      $0.19
                                                      ======     ======      =====

NINE MONTHS ENDED SEPTEMBER 30, 1998                                      PER SHARE
                                                     INCOME     SHARES     AMOUNT
                                                    --------   --------   ---------
Basic loss per share:
  Loss attributable to shareholders...............  $(7,424)    14,048     $(0.53)
                                                                           ======
Effect of dilutive securities:
  Stock options and warrants......................       --         --
                                                    -------     ------
Diluted loss per share:
  Loss available to shareholders..................  $(7,424)    14,048     $(0.53)
                                                    =======     ======     ======

    The dilutive effect of common equivalent shares outstanding totalling approximately 2 and 18 shares for the three months and nine months ended September 30, 1999, respectively, and 1,949 and 1,788 shares for the three months and nine months ended September 30, 1998, respectively, were not included in the net income (loss) per share calculations, because to do so would have been antidilutive.

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

                          TRIQUINT SEMICONDUCTOR, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

5.  INVESTMENTS

    The Company's investments, both restricted and unrestricted, are comprised of short and medium-term corporate notes, commercial paper, and market auction preferred stock and have been classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, at
September 30, 1999, and December 31, 1998. The carrying value of available-for-sale securities approximates fair value at September 30, 1999 and December 31, 1998.

6.  INVENTORIES

    Inventories, net of reserves of $4,301 and $2,422 as of September 30, 1999 and December 31, 1998, respectively, stated at the lower of cost or market, consist of:

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            1999            1998
                                                        -------------   ------------
Raw Material..........................................     $ 3,705         $ 5,066
Work in Progress......................................      17,057          10,749
Finished Goods........................................       2,700           3,891
                                                           -------         -------
  Total Inventories...................................     $23,462         $19,706
                                                           -------         -------

7.  SHAREHOLDERS' EQUITY

    Components of shareholders' equity:

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            1999            1998
                                                        -------------   ------------
Preferred stock, no par value, 5,000 shares
  authorized..........................................          --              --
Common stock, $.001 par value, 25,000 shares
  authorized, 18,500 and 14,328 outstanding,
  respectively........................................          19              14
Additional paid-in capital............................     292,367         133,578

                          TRIQUINT SEMICONDUCTOR, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

8.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                           NINE MONTHS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                         1999            1998
                                                     -------------   -------------
Cash Transactions:
  Cash paid for interest...........................      $836           $1,088
  Cash paid for income taxes.......................       344                0

Non-Cash Transactions:
  Purchase of assets through capital leases........         0            2,215

9.  COMPREHENSIVE INCOME

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. There is no difference between net income (loss) and comprehensive income (loss).

10.  SEGMENT INFORMATION

    The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has concluded that it has only one reportable segment.

11.  NEW ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as amended by SFAS No. 137, also requires that changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company is evaluating any possible effect SFAS No. 133 may have on its consolidated financial statements.

12.  LITIGATION

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

    We are a leading supplier of high performance gallium arsenide integrated circuits for the wireless communications, telecommunications, data communications and aerospace markets. Our products incorporate our proprietary analog and mixed signal designs and our advanced gallium arsenide manufacturing processes to address a broad range of applications and customers. We sell our products worldwide to end user customers, including Ericsson, Hughes, Lucent, Motorola, Nokia, Nortel, QUALCOMM, Raytheon and Rockwell.

RESULTS OF OPERATIONS

    The following table sets forth the results of our operations expressed as a percentage of total revenues. Our historical operating results are not necessarily indicative of the results for any future period.

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                1999            1998            1999            1998
                                            -------------   -------------   -------------   -------------
Total revenues............................      100.0%          100.0%          100.0%          100.0 %
Operating costs and expenses:
  Cost of goods sold......................       57.4            61.6            59.6            66.8
  Research, development and engineering...       12.9            15.7            13.6            17.4
  Selling, general and administrative.....       14.1            14.7            14.8            14.0
  Special charges.........................        0.0             0.0             0.0            12.7
                                                -----           -----           -----           -----
    Total operating costs and expenses....       84.4            92.0            88.0           110.9
                                                -----           -----           -----           -----
Income (loss) from operations.............       15.6             8.0            12.0           (10.9)
Other income, net.........................        5.3             1.9             2.9             1.8
                                                -----           -----           -----           -----
  Income (loss) before income taxes.......       20.9             9.9            14.9            (9.1)
Income tax expense........................        4.0             0.1             2.0             0.1
                                                -----           -----           -----           -----
Net income (loss).........................       16.9%            9.8%           12.9%           (9.2)%
                                                =====           =====           =====           =====

TOTAL REVENUES

    We derive revenues from the sale of standard and customer-specific products and services. Our revenues also include non-recurring engineering revenues relating to the development of customer-specific products. Total revenues for the three and nine months ended September 30, 1999 increased 45.9% and 41.7%, respectively, to $42.5 million and $114.3 million from $29.1 million and $80.7 million, respectively, for the comparable three and nine months ended September 30, 1998. The increases in total revenues in the three and nine months ended September 30, 1999 reflected strong demand for our products. Domestic revenues for the three and nine months ended September 30, 1999 increased to $24.7 and $76.8 million, respectively, from $22.9 and $61.3 million, respectively, for the three and nine months ended September 30, 1998. International revenues increased to $17.8 and $37.5 million for the three and nine months ended September 30, 1999, respectively, from $6.2 and $19.3 million, respectively, for the three and nine months ended September 30, 1998.

COST OF GOODS SOLD

    Cost of goods sold includes all direct material, labor and overhead expenses and certain production costs related to non-recurring engineering revenues.

    Cost of goods sold increased to $24.4 million for the three months ended September 30, 1999 from $17.9 million for the three months ended September 30, 1998. Cost of goods sold as a percentage of total revenues for the three months ended September 30, 1999 decreased to 57.4% from 61.6% for the three months ended September 30, 1998. For the nine months ended September 30, 1999, cost of goods sold increased to $68.1 million from $53.9 million for the nine months ended September 30, 1998. As a percentage of total revenues, cost of goods sold for the nine months ended September 30, 1999 decreased to 59.6% from 66.8% for the nine months ended September 30, 1998. The increase in absolute dollar value of cost of goods sold was primarily attributable to the related increase in sales volume. The decrease in cost of goods sold as a percentage of revenues is attributable to continuing improvements in production yields and increased economies of scale associated with increased sales volumes. In addition, cost of goods sold for the nine months ended September 30, 1998 included nonrecurring costs related to the relocation of our manufacturing facility to our Hillsboro facility.

    We have at various times in the past experienced lower than expected production yields which have delayed shipments of a given product and adversely affected gross margins. There can be no assurance that we will be able to maintain acceptable production yields in the future and, to the extent that we do not achieve acceptable production yields, our operating results would be materially adversely affected. The operation of our own leased wafer fabrication facilities entails a high degree of fixed costs and requires an adequate volume of production and sales to be profitable. During periods of decreased demand, high fixed wafer fabrication costs would have a material adverse effect on our operating results.

RESEARCH, DEVELOPMENT AND ENGINEERING

    Research, development and engineering expenses include the costs incurred in the design of products associated with nonrecurring engineering revenues, as well as ongoing product development and research and development expenses. Our research, development and engineering expenses for the three and nine months ended September 30, 1999 increased to $5.5 million and $15.5 million, respectively, from $4.6 million and $14.1 million, respectively for the three and nine months ended September 30, 1998. Research, development and engineering expenses as a percentage of total revenues for the three and nine months ended September 30, 1999 decreased to 12.9% and 13.6%, respectively, from 15.7% and 17.4%, respectively, for the three and nine months ended September 30, 1998. The increase in research, development and engineering expenses on an absolute dollar basis is primarily due to the addition of new employees. The decrease in research, development and engineering expenses as a percentage of total revenues was due to revenues increasing at a faster rate than research, development and engineering spending. We are committed to substantial investments in research, development, and engineering and expect these expenses will continue to increase in absolute dollar amount in the future.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses for the three and nine months ended September 30, 1999 increased to $6.0 million and $16.9 million, respectively, from $4.3 million and $11.3 million, respectively, for the three and nine months ended September 30, 1998. Selling, general and administrative expenses as a percentage of total revenues for the three and nine months ended September 30, 1999 was 14.1% and 14.8%, respectively, compared to 14.7% and 14.0%, respectively, for the three and nine months ended September 30, 1998. The increase in selling, general and administrative expenses on an absolute dollar basis is primarily attributable to increased costs associated with the on-going development of infrastructure and business support and increased selling costs associated with the increased sales volume.

SPECIAL CHARGES

    Special charges for the nine months ended September 30, 1998 relate to a one-time write-off of in-process research and development of $8.8 million associated with our acquisition of our Millimeter Wave Communications business and a charge of $1.4 million related to the settlement of a stockholder class action filed in 1994.

OTHER INCOME, NET

    Other income, net for the three and nine months ended September 30, 1999 increased to $2,256,000 and $3,356,000, respectively, from $567,000 and $1,482,000, respectively, for the three and nine months ended September 30, 1998. This increase resulted primarily from increased interest income on higher cash balances generated primarily by the $147.2 million net proceeds of the July 1999 secondary public offering and decreased interest expense due to reductions in long-term debt.

INCOME TAX EXPENSE

    Income tax expense for the three and nine month periods ended September 30, 1999 increased to $1,690,000 and $2,344,000, respectively, from $29,000 and $94,000 for the three and nine months ended September 30, 1998. The increase in income tax expense is attributable to the increased income before income taxes.

RECENT ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company is evaluating any possible effect SFAS No. 133 may have on its consolidated financial statements.

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

OUR BUSINESS MAY BE HARMED IF WE FAIL TO PROTECT OUR PROPRIETARY TECHNOLOGY.

    We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents granted and pending in the United States and in foreign countries and intend to seek further international and United States patents on our technology. We cannot be certain that patents will be issued from any of our pending applications or that patents will be issued in all countries where our products can be sold or that any claims allowed from pending applications will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States, increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

WE FACE RISKS FROM THE YEAR 2000 ISSUE.

    Many information technology hardware and software systems, as well as other non-information technology equipment utilizing microprocessors, can accept only two digit entries in the date code field. To operate using dates after December 31, 1999, the date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000" issue. We initiated a comprehensive Year 2000 audit program, which consists of a six step plan to inventory and correct any systems that are not Year 2000 compliant. We have completed the audit program for both information technology and non-information technology systems as well as third-party vendors, manufacturers and suppliers. We believe that all priority information technology and non-information technology systems used internally in our business to be compliant for use in the Year 2000. We also believe that, to the extent verifiable, third party vendors, manufacturers and suppliers critical to our business are Year 2000 compliant. Because of the existence of numerous systems and related components within our organization and the interdependency of these systems, however, it is possible that some of our systems, or systems at our suppliers, may fail to operate in the Year 2000. An unanticipated system failure or the failure of our suppliers' systems may have a material impact on our future operating results.

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

LIQUIDITY AND CAPITAL RESOURCES

    We completed follow-on public offerings in July 1999 and September 1995, raising approximately $147.2 million and $48.1 million, respectively, net of offering expenses. In December 1993 and January 1994, we completed our initial public offering raising approximately $16.7 million, net of offering expenses. In addition, we have funded our operations to date through other sales of equity, bank borrowing, equipment leases, and cash flow from operations. As of September 30, 1999, we had working capital of approximately $212.4 million, including $183.6 million in cash, cash equivalents, and unrestricted investments.

    We have a $10.0 million unsecured revolving line of credit with a financial institution. Restrictive covenants included in the line of credit require the Company to maintain (a) a total liability to tangible net worth ratio of not more than 0.75 to 1.00, (b) a current ratio of not less than 1.75 to 1.00,
(c) minimum tangible net worth greater than $209.9 million and (d) cash and investments, including restricted investments, greater than $45.0 million. As of September 30, 1999 we were in compliance with the restrictive covenants contained in this line of credit.

    In May 1996, we entered into a five year synthetic lease through a participation agreement with Wolverine Leasing Corp., Matisse Holding Company and United States National Bank of Oregon ("USNB"). The lease provides for the construction and occupancy of our headquarters and wafer fabrication facility in Hillsboro under an operating lease from Wolverine and provides us with an option to purchase the property or renew our lease for an additional five years. Under the terms of the agreement, USNB and Matisse made loans to Wolverine, which in turn advanced the funds to us for the construction of the Hillsboro facility and other associated costs and expenses. The loan from USNB is collateralized by investment securities we have pledged. These investment securities are classified on our balance sheet as restricted investments. In addition, restrictive covenants in the participation agreement require us to maintain
(a) a total liability to tangible net worth ratio of not more than 0.75 to 1.00,
(b) minimum tangible net worth greater than $50.0 million and (c) cash and liquid investment securities, including restricted securities, greater than $45.0 million. As of September 30, 1999, we were in compliance with the covenants described above.

    In November 1997, we entered into a $1.5 million lease agreement for land adjacent to our Hillsboro facility. Under the terms of that agreement, USNB provided loans to Matisse to purchase the land, and Matisse in turn leased it to us under a renewable one year lease agreement. The loan from USNB is partially collateralized by a guarantee from us. As of September 30, 1999 we were in compliance with the terms of the agreement.

    In January 1998, we acquired our Millimeter Wave Communications operation for approximately $19.5 million in cash and 1,266,919 shares of our common stock then valued at approximately $19.5 million. The cash portion of the purchase price was financed through an operating lease.

    The following table presents a summary of the Company's cash flows (IN THOUSANDS):

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Net cash and cash equivalents provided by operating
  activities..............................................  $15,504    $ 7,075
Net cash and cash equivalents used in investing
  activities..............................................  (85,290)    (6,788)
Net cash and cash equivalents provided (used) by financing
  activities..............................................  146,223     (3,222)
                                                            -------    -------
Net increase (decrease) in cash and cash equivalents......  $76,437    $(2,935)
                                                            =======    =======

    The $15.5 million of cash provided by operating activities for the nine months ended September 30, 1999 related primarily to net income of $14.7 million, as well as increases in accounts payable and accrued expenses of $3.8 million, depreciation and amortization of $5.4 million and deferred income taxes of $2.0 million. This was offset by increases in accounts receivable of $6.9 million and inventories of $3.8 million. The $7.1 million of cash provided by operating activities for the nine months ended September 30, 1998 related primarily to a combined increase in accounts payable and accrued expenses of $6.6 million and depreciation and amortization of $4.2 million. This was offset by increases in accounts receivable of $1.6 million, inventories of $3.2 million and a net loss of $7.4 million. Cash provided by operating activities also included $8.8 million related to the special charges associated with the acquisition of the MMIC business as an offset to the net changes in assets and liabilities.

    The $85.3 million of cash used in investing activities for the nine months ended September 30, 1999 related to the purchase of $240.5 million of investments and capital expenditures of $4.2 million, offset in part by the sale/maturity of $159.4 million of investments. The $6.8 million of cash used in investing activities for the nine months ended September 30, 1998 related to the purchase of $70.6 million of investments and capital expenditures of $3.4 million, offset in part by the sale/maturity of $67.0 million of investments.

    The $146.2 million of cash provided by financing activities for the nine months ended September 30, 1999 related primarily to the issuance of common stock of $150.0 million and was offset in part by payment of principal on capital leases of $3.8 million. The $3.2 million of cash used by financing activities for the nine months ended September 30, 1998 related primarily to the payment of principal on capital leases of $4.1 million and was offset in part by the issuance of common stock of approximately $916,000 upon option exercises.

    Cash used for capital expenditures for the nine months ended September 30, 1999 was approximately $4.2 million. We anticipate that our capital equipment needs, including manufacturing and test equipment and computer hardware and software, will require additional expenditures of approximately $8.6 million during the remainder of 1999.

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

    STATE OF READINESS. We initiated a comprehensive Year 2000 audit program, which consists of a six step plan to inventory and correct any non-compliant systems. These six steps are: inventory, assessment, planning, remediation, testing and implementation. Our audit program encompasses a review of information technology systems used in our internal business as well as non-information technology systems such as manufacturing systems and building systems. It also includes an audit and evaluation of third party vendors, manufacturers and suppliers. We have completed the audit program for both information technology and non-information technology systems as well as third-party vendors, manufacturers and suppliers. We believe that all priority information technology and non-information technology systems used internally in our business to be compliant for use in the Year 2000. We also believe that, to the extent verifiable, third party vendors, manufacturers and suppliers critical to our business are Year 2000 compliant. Our products have no specific date functions or date dependencies and will operate according to specifications through the Year 2000 date rollover and thereafter.

    COSTS. The costs of remediation have not had a material effect on our financial condition or results of operations. For information technology systems and most non-information technology systems, the costs of remediation have been encompassed in the normal anticipated expenditures for maintenance contracts and version upgrades. Any incremental costs of remediation were not material.

    RISK, CONTINGENCY PLANS AND REASONABLY LIKELY WORST CASE SCENARIO. While we rely heavily on our computer systems, software applications and other electronics containing date-sensitive, embedded technology as part of our business operations, the components upon which we primarily rely were developed with current state-of-the-art technology. Accordingly, we believe that our audit and remediation program has demonstrated that our high-priority systems do not present material Year 2000 compliance issues. For computer systems, software applications and other electronics containing date-sensitive embedded technology we will use our existing contingency plans to respond to a worst case scenario and to mitigate or eliminate problems we may experience if an unanticipated system failure were to occur. Because of our numerous systems and related components and the interdependency of these systems, it is possible that certain of our systems, or systems at entities that provide us services or goods may fail to operate in the Year 2000. An unanticipated system failure or the failure of systems at entities that provide services or goods to us may have a material impact on our future operating results or financial condition. See "Risk Factors--We face risks from the Year 2000 issue."

               ITEM 3:  QUALITATIVE AND QUANTITATIVE DISCLOSURES
                      ABOUT MARKET AND INTEREST RATE RISK

    We are exposed to minimal market risks. We manage the sensitivity of our results of operations to these risks by maintaining a conservative investment portfolio. Our investments, both restricted and unrestricted, are classified as available-for-sale securities and are comprised solely of highly-rated, short and medium-term investments, such as corporate notes, commercial paper, and market auction preferred stock. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency exchange fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating all transactions in U.S. dollars.

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

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (d) Use of Proceeds

        On July 13, 1999, our registration statement on Form S-3, file number 333-81245, became effective. Proceeds were $147.2 million, net of fees and expenses. These proceeds will be used for capital expenditures, working capital, and general corporate purposes. A portion of the proceeds may also be used to acquire complementary products, technologies, or businesses if the opportunity arises.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       Exhibit 27.1 Financial Data Schedule

    (b) Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the nine months ended September 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRIQUINT SEMICONDUCTOR, INC.

Dated: November 16, 1999                   /s/ STEVEN J. SHARP
                                           ----------------------------------------
                                             STEVEN J. SHARP
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                             CHAIRMAN (PRINCIPAL EXECUTIVE OFFICER)

Dated: November 16, 1999                   /s/ EDWARD C.V. WINN
                                           ----------------------------------------
                                             EDWARD C.V. WINN
                                             EXECUTIVE VICE PRESIDENT, FINANCE AND
                                             ADMINISTRATION, CHIEF FINANCIAL OFFICER
                                             AND SECRETARY (PRINCIPAL FINANCIAL AND
                                             ACCOUNTING OFFICER)

                          TRIQUINT SEMICONDUCTOR, INC.
                               INDEX TO EXHIBITS

                                                                                      SEQUENTIAL
     EXHIBIT NO.        DESCRIPTION                                                    PAGE NO.
     -----------        -----------                                                   -----------
        27.1            Financial Data Schedule