Form 10-K405
period 1999-12-31
TRIQUINT SEMICONDUCTOR INC
filed 2000-02-15
CIK 913885

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 1999 OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM ---------- TO ----------

                        COMMISSION FILE NUMBER: 0-22660
                            ------------------------

                          TRIQUINT SEMICONDUCTOR, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   95-3654013
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 11, 2000 as reported on the Nasdaq Stock Market's National Market, was approximately $4,867,612,470. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of December 31, 1999, registrant had outstanding 18,921,720 shares of Common Stock.

    The Index to Exhibits appears on page 42 of this document.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its 2000 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TRIQUINT SEMICONDUCTOR, INC.

                        1999 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                           --------
                                      PART I

ITEM 1.      BUSINESS....................................................         3

ITEM 2.      PROPERTIES..................................................        17

ITEM 3.      LEGAL PROCEEDINGS...........................................        18

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........        18

                                      PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.......................................        19

ITEM 6.      SELECTED FINANCIAL DATA.....................................        20

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.................................        21

ITEM 7(a).   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK......................................................        40

ITEM 8.      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....        40

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE..................................        40

                                     PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........        40

ITEM 11.     EXECUTIVE COMPENSATION......................................        40

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT................................................        41

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............        41

                                      PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
               8K........................................................        41

                                     PART I

                           FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K, including the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" contains forward-looking statements about TriQuint Semiconductor, Inc. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among other things, those listed under "Risk Factors" and elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "our future success depends," "seek to continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results." These factors may cause our actual results to differ materially from any forward-looking statement.

    Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results.

ITEM 1.  BUSINESS

OVERVIEW

    TriQuint designs, develops, manufactures and markets a broad range of high performance analog and mixed signal integrated circuits for communications markets. Our integrated circuits are incorporated into a variety of communications products, including cellular phones and pagers, fiber optic telecommunications equipment, satellite communications systems, high performance data networking products and aerospace applications. We use our proprietary gallium arsenide technology to enable our products to overcome the performance barriers of silicon devices in a variety of applications. Gallium arsenide has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of gallium arsenide integrated circuits that operate at much higher speeds than silicon devices, or operate at the same speeds with reduced power consumption. We sell our products worldwide to end user customers, including Ericsson, Hughes, Lucent, Motorola, Nokia, Nortel, QUALCOMM and Raytheon.

    We own and operate advanced wafer fabrication facilities and utilize proprietary processes designed to enable us to cost effectively produce analog and mixed signal integrated circuits in high volumes. We believe that control of wafer fabrication assures a reliable source of supply and provides greater opportunities to enhance quality and reliability and achieve manufacturing efficiency. In addition, this control can facilitate new process and product development and enables us to be more responsive to customer requirements. Our wafer fabrication capabilities have allowed us to establish a strategic foundry business serving leading communications companies. Our foundry business leverages our extensive library of proprietary analog and mixed signal cells and our advanced integrated circuit manufacturing processes.

    We are incorporated under the laws of the state of Delaware. Our principal executive offices are located at 2300 N.E. Brookwood Parkway, Hillsboro, Oregon 97124, and our telephone number is (503) 615-9000.

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

    The wireless communications industry is experiencing rapid growth with the advent of new applications such as digital cellular telephones, personal communication systems ("PCS"), handheld navigation products based on the global positioning satellite ("GPS") standard, satellite communications, wireless local area networks ("WLANs"), wireless internet and cable television/cable modem. In addition, many of these new applications require battery powered portability. The proliferation of some of these new applications has led to increased communication traffic resulting in congestion of the historically assigned frequency bands. As a consequence, wireless communications are moving to higher, less congested frequency bands. We believe the increasing demand for wireless communications at higher frequencies, will lead to entirely new high volume applications.

    The telecommunications industry is encountering increasing demand for higher transmission rates and increased capacity to accommodate the growth of traditional voice traffic and higher levels of data traffic arising from widely-used applications such as facsimile communications, computer networking and online and Internet services. Today's advanced telecommunications systems employ high speed switching networks and fiber optic cable operating in accordance with high frequency standards such as synchronous optical network ("SONET"), Synchronous Digital Hierarchy ("SDH"), integrated services digital network ("ISDN") and the asynchronous transfer mode ("ATM") standard. For example, high performance SONET telecommunications systems can operate at frequencies of 10 Gbits/sec or higher. The advent of video communications and multimedia (combinations of voice, video and data) are placing further demands on these systems for even higher data transmission rates.

    In the data communications industry, data processing speeds have increased rapidly, bringing enormous computing power to individual users. The demand to share data and peripheral equipment among these users has led to the widespread use of networking systems operating at increasing speeds. Today's advanced data communication systems, based on standards such as Fibre Channel and Gigabit Ethernet as well as proprietary links, are used to transmit data at rates up to
2.5 Gbits/sec.

    The microwave and millimeter wave communications industry utilizes advanced gallium arsenide monolithic microwave integrated circuit products for aerospace, defense and commercial applications. Aerospace and defense applications include high power amplifiers, low noise amplifiers, switches and attenuators for use in a variety of advanced requirements such as active array radar, missiles, electronic warfare systems and space communications systems. Commercial applications for products and services in this frequency range include wireless telephone applications, optical fiber links and switching networks, Local Multipoint Distribution System ("LMDS") systems, phased-array radar and satellite earthstation transmitters.

    To address the market demands for higher performance, electronic system manufacturers have relied heavily on advances in semiconductor technology. In recent years, the predominant semiconductor technologies used in advanced electronic systems have been silicon-based complementary metal oxide semiconductor ("CMOS"), bipolar complementary metal oxide semiconductor ("BiCMOS") and emitter coupled logic ("ECL") process technologies. However, the newest generation of high performance electronic systems requires further advances in semiconductor performance. One way to improve performance is to combine analog and digital circuitry on the same device. This combination, known as mixed signal technology, can provide higher levels of integration (smaller size and increased functionality), reduced power consumption and higher operating frequencies. Notwithstanding the benefits of mixed signal technology, the performance requirements of certain critical system functions generally cannot be achieved using silicon-based components. As a result, system manufacturers are seeking semiconductor products, which can overcome the performance limitations of silicon devices in a variety of applications.

    Gallium arsenide semiconductor technology has emerged as an effective alternative or complement to silicon solutions in many high performance applications. Gallium arsenide has inherent physical properties, which allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of gallium arsenide integrated circuits, which operate at much higher speeds than silicon devices, or operate at the same speeds with lower power consumption. The process technologies utilized in gallium arsenide semiconductor fabrication include metal semiconductor field effect transistor ("MESFET"), psuedomorphic high electron mobility transistor ("pHEMT"), heterojunction bipolar transistor ("HBT") and heterostructure field effect transistor ("HFET"). In many new applications, gallium arsenide integrated circuits enable high performance systems to process data more quickly, increasing system operating rates.

    In addition to enabling high performance systems to process data more quickly, the use of gallium arsenide integrated circuits can reduce system power requirements, which is particularly important in battery powered portable applications. The high performance characteristics of gallium arsenide, combined with the system requirements of the communications industry, have led to the use of gallium arsenide components in high volumes to complement silicon devices in a wide range of commercial and aerospace systems.

    We believe that the continuation and acceleration of these trends will result in increasing demand for gallium arsenide integrated circuits, thereby creating substantial opportunities for market-focused manufacturers who can provide a broad range of cost effective gallium arsenide integrated circuits in high volume.

    WIRELESS COMMUNICATIONS

    Gallium arsenide design and manufacturing technologies are being applied to commercial communications in satellites, satellite receivers for TV broadcast, wireless transceivers for internet access, handheld navigation systems based on the GPS system, wireless LANs, cellular and PCS telephones.

    Frequency bands are allocated to the various wireless communications applications by government regulatory bodies throughout the world. The allocation is based, among other factors, upon the availability of unallocated frequency bands and the ability of equipment to operate effectively in these bands. As the lower frequency bands become fully allocated and congested, and the volume and rate of communications increases, the trend is toward the allocation and use of higher frequency bands. The speed of gallium arsenide technology makes it well-suited for applications at these higher frequencies.

    The superior ability of gallium arsenide to operate at higher frequencies also makes it well suited for use in defense applications. In addition, other key performance advantages of gallium arsenide over silicon in key wireless communications system functions for both commercial and defense applications are improved signal reception, better signal processing in congested bands and greater power efficiency for longer battery life in portable applications.

    TELECOMMUNICATIONS

    Gallium arsenide technologies are well suited for the growing markets and applications, which require the transmission or manipulation of large amounts of information at high speeds with high data integrity. These applications, which typically require customer specific solutions and include digital, analog and mixed signal functions, are found primarily in the telecommunications industry, but also span other industries such as instrumentation, aerospace and defense. For many of these applications, gallium arsenide products provide better price/performance value than silicon. The intrinsic electrical properties of gallium arsenide result in higher speed, lower noise and less power consumption compared to silicon.

    We believe that the increasing use of fiber optic cable in telecommunications and data communications systems has created a significant growth opportunity for our gallium arsenide products. Because data transmission rates in fiber optic cable can be many times greater than those of copper line, a single fiber line can cost-effectively replace multiple copper lines. In order to take advantage of the potential cost advantages of fiber optic communications, information must be transmitted at higher rates generally achievable only through the use of gallium arsenide products.

    The telecommunication industry has established a series of standards, most notably SONET, ISDN and ATM, which define transmission rates, protocols, signal quality and reliability. Gallium arsenide based products address the performance requirements of these standards, as well as higher speed communication links (2.48 Gbits/sec and above).

    DATA COMMUNICATIONS

    Data communications equipment is typically used to interconnect mainframe computers, clients and servers, workstations, disk storage arrays and other peripheral devices. Other applications, which require transmission of large amounts of data at high speed include multimedia computing, supercomputing, multiprocessor systems, interactive computer aided design/computer aided manufacturing ("CAD/CAM"), medical imaging and high speed, high resolution printing. As new applications requiring higher volume data transfer have proliferated, and as microprocessor speeds have increased, a critical bottleneck has developed in these communications links. The computation speed of today's microprocessors is 10 to 100 times faster than currently available communications equipment based on communications standards such as Ethernet and Small Computer System Interface ("SCSI"). A solution to this problem is the use of high speed serial data transmission by means of coaxial or fiber optic cable in combination with our mixed signal transmitting and receiving devices. For example, leading computer manufacturers have acknowledged the need for high speed serial data communications links by supporting the Fibre Channel standard, which can operate up to 1.25 Gbits/sec.

    MILLIMETER WAVE COMMUNICATIONS

    A broad array of customers and applications are served by monolithic microwave integrated circuits, including the development of monolithic microwave integrated circuits for phased-array radar antenna modules. This advanced antenna/system technology finds application in military aircraft, ships and spacecraft. It is also emerging as a key technology in next-generation commercial spacecraft and mobile earth station platforms.

    Two important commercial applications served gallium arsenide monolithic microwave integrated circuits are point-to-point and point-to-multipoint digital radio markets. The point-to-point radio market is driven by expansion of the wireless telephone market, as these radios serve as the infrastructure to link the various remote towers to the switching centers. The point-to-multipoint radio market is being driven by both the LMDS auctions by the FCC for wireless distribution of phone, video and two-way data services and the growing demand for high-speed wireless networks not based on expensive or fixed-location fiber optic cable systems.

TRIQUINT STRATEGY

    We are a leading supplier of high performance gallium arsenide integrated circuits for the wireless communications, telecommunications, data communications and aerospace markets. Our products incorporate our proprietary analog and mixed signal designs and our advanced gallium arsenide manufacturing processes to address a broad range of applications and customers. Key elements of our strategy include:

    FOCUSING ON ANALOG AND MIXED SIGNAL DESIGN EXCELLENCE. We have made substantial investments in our analog and mixed signal circuit design capabilities. Our design staff has specialized expertise to address the needs of each of our target markets. The foundation of our design resources is an extensive library of digital and analog cells and associated software tools and databases necessary to develop new products rapidly and cost effectively. We believe that our analog and mixed signal design capabilities provide us with a competitive advantage in designing and developing integrated circuits for standard or customer specific products in our target markets.

    CONTINUING TO SERVE CUSTOMERS ACROSS A BROAD ARRAY OF APPLICATIONS IN COMMUNICATIONS MARKETS. We offer a broad range of standard and customer specific integrated circuits, as well as manufacturing and design services, which address numerous end-user applications in a variety of communications markets. The breadth of our offerings resulted in the direct delivery of products and services to more than 500 customers during 1999. In addition, we had over 20 customers that each contributed $1.0 million or more to our revenues in 1999. We believe that our broad customer base and wide range of applications provide us with significant insights into future customer requirements, which facilitates the timely development of new products and services for our target markets. This enables us to participate in emerging communications markets.

    TARGETING HIGH GROWTH MARKETS WITH HIGH PERFORMANCE SOLUTIONS. We use our advanced proprietary gallium arsenide technology to produce high performance integrated circuits that are intended to overcome the performance limitations of silicon devices in the wireless communications, telecommunications, data communications and aerospace markets. We design and manufacture innovative analog and mixed signal products that provide high performance solutions for targeted applications within these growing markets. These applications require integrated circuits that have one or more attributes of gallium arsenide technology, such as low noise and high linearity for superior signal quality, high speed for operation at higher frequencies and low power consumption for battery powered portability.

    OFFERING FOUNDRY SERVICES. We believe that our foundry capabilities are a key element in forming long-term partnerships with our customers and enable us to capitalize further on the growth in communications markets. We also believe many semiconductor companies are embracing a manufacturing outsourcing model and that, as a result, foundries will play an important role in the overall growth of the semiconductor industry. We believe our ability to offer both leading edge analog and mixed signal devices, as well as state-of-the-art gallium arsenide processes, is a key competitive advantage. We seek to continue to expand our foundry capabilities, including our integrated circuit manufacturing, post-fabrication and product engineering services, in order to meet the rigorous demands of our customers. For example, we have entered into agreements with a number of design firms to offer design services to our customers. These agreements enable us to enhance the value of our services without significantly increasing overhead. We currently provide foundry services for, among others, Ericsson, Lucent, Motorola and QUALCOMM.

    CAPITALIZING ON PARTNERSHIPS WITH INDUSTRY LEADERS IN OUR TARGET
MARKETS. We seek to continue to establish and maintain close working relationships with industry leaders in each of our target market segments. We also intend to establish strategic relationships with companies that provide access to new technologies, products and markets. We have relationships with leading manufacturers in our target markets such as Ericsson, Hughes, Lucent, Nokia, Nortel, Philips and QUALCOMM.

TARGET MARKETS

    We focus on commercial and aerospace applications in the wireless communications, telecommunications, data communications and millimeter wave communication markets, which can benefit significantly from the performance of gallium arsenide and our analog and mixed signal design expertise.

    WIRELESS COMMUNICATIONS. Gallium arsenide design and manufacturing technologies are being used in commercial communications applications such as satellites, satellite receivers, wireless transceivers for data networks, wireless local area networks, cellular telephones and pagers.

    Frequency bands are allocated to the various wireless communications applications by government regulatory bodies throughout the world. The allocation is based, among other factors, upon the availability of unallocated frequency bands and the ability of equipment to operate effectively in these bands. As the lower frequency bands become fully allocated and congested, and the volume and rate of communications increases, the trend is toward the allocation and use of higher frequency bands. The speed of gallium arsenide technology makes it well suited for applications at these higher frequencies.

    The ability of gallium arsenide to operate at higher frequencies also makes it well suited for use in aerospace applications. In addition, other key performance advantages of gallium arsenide over silicon in key wireless communications system functions for both commercial and aerospace applications are improved signal reception and transmission, better signal processing in congested bands and greater power efficiency for longer battery life in portable applications.

    TELECOMMUNICATIONS. Gallium arsenide technologies are well suited for the growing markets and applications that require the transmission or manipulation of large amounts of information at high speeds with high data integrity. These applications typically require customer specific solutions. These applications include digital, analog and mixed signal functions and are found primarily in the telecommunications industry, but also include other industries such as instrumentation and aerospace. For many of these applications, we believe our products enable these systems to achieve superior performance.

    We believe that the increasing use of fiber optic cable in telecommunications and data communications systems has created a significant growth opportunity for our gallium arsenide products. Because data transmission rates in fiber optic cable can be many times greater than those of copper lines, a single fiber line can cost-effectively replace multiple copper lines. In order to take advantage of the potential cost advantages of fiber optic communications, information must be transmitted at higher rates generally achievable by using gallium arsenide products such as those manufactured by us.

    The telecommunications industry has established a series of standards that define transmission rates, protocols, signal quality and reliability. These standards include synchronous optical network, integrated services digital network and asynchronous transfer mode. Gallium arsenide integrated circuits address the performance requirements of these standards, as well as higher speed communication standards (10 gigabits per second and above).

    DATA COMMUNICATIONS. Data communications equipment is typically used to interconnect mainframe computers, clients and servers, workstations, disk storage arrays and other peripheral devices. Other applications that require transmission of large amounts of data at high speed include multimedia computing, supercomputing, multiprocessor systems, interactive computer aided design/computer aided manufacturing, medical imaging and high speed, high resolution printing. As new applications requiring higher volume data transfer have proliferated, the use of gallium arsenide technology has also increased. Using our mixed signal technology, our products enable high speed data transmission with high data integrity.

    MILLIMETER WAVE COMMUNICATIONS. On January 13, 1998, we acquired from Raytheon our Millimeter Wave Communications operation, which included substantially all of the assets of the monolithic microwave integrated circuit operations of Texas Instruments' former Defense Systems & Electronics Group. The Millimeter Wave Communications operation designs, develops, manufactures and markets advanced gallium arsenide integrated circuits that are used in commercial applications such as wireless and satellite communications as well as in aerospace systems.

    We provide products that are used in applications for the digital radio market. The point to point radio market is driven by expansion of the wireless telephone market, as these radios serve as the infrastructure to link the various remote towers to the switching centers. The point to multipoint radio market is being driven by local multipoint distribution systems for wireless distribution of phone, video and two-way data services and the growing demand for other high speed wireless networks.

PRODUCTS

    Our broad range of standard and customer-specific integrated circuits, combined with our manufacturing and design services, allow customers to select the specific integrated circuit solution which best fulfills their technical and time-to-market requirements.

    STANDARD PRODUCTS

    TriQuint offers families of standard products for each of our target markets.

    WIRELESS COMMUNICATIONS. Our standard products for this varied market are used as building blocks for multi-purpose applications in radio frequency ("RF") and microwave systems. These systems include personal communications networks, cellular telephones, satellite communications and navigation systems and wireless computer networks. TriQuint's wireless communications standard products leverage the advantages of our proprietary gallium arsenide technology by addressing the needs of system designers for low noise, power efficient amplification, low loss switching and efficient and accurate frequency conversion.

    TELECOMMUNICATIONS. While most of our telecommunications products are customer-specific, we also offer standard telecommunications products, such as SONET and SDH multiplexers and demultiplexers to provide low bit-error-rate performance in standard transmission applications and SONET/SDH compatible transceivers that support clock and data recovery and ATM framing, as well as high performance crosspoint switches.

    DATA COMMUNICATIONS. For this market, TriQuint offers families of standard products which are targeted at high speed data communication applications.

    MILLIMETER WAVE COMMUNICATIONS. We offer a wide variety of standard Millimeter Wave Communications and discrete devices covering the DC to 45 GHz frequency range. The devices are adapted for both general purpose and application-specific signal amplification or control purposes.

    CUSTOMER-SPECIFIC PRODUCTS AND SERVICES

    TriQuint offers our customers a variety of product options and services for the development of customer-specific products (our "Foundry Services"). Services offered by us include design, wafer fabrication, test engineering, package engineering, assembly and test. Customer-specific products and services generally provide revenue at two stages: first when the design is developed and engineered, and second when TriQuint manufactures the device. We focus the development of our customer specific-products on our target markets in applications involving volume production requirements. As is typical in the semiconductor industry, customer-specific products are developed for specific applications. As a result, we expect to generate production revenues only from those customer-specific products that are subsequently produced in high volume.

    Customer-specific designs are generally implemented by one of two methods. Under the first method, the customer supplies us with detailed performance specifications and TriQuint performs the complete design, development and subsequent manufacturing of the integrated circuits. These designs are generated using either our in-house design engineering group or independent third-party design organizations qualified by us. Under the second method, TriQuint supplies circuit design and process rules to our customer and the customer's internal engineering staff designs products which TriQuint then manufactures.

    Our Foundry Services support markets such as cellular and PCS handset and infrastructure, including GSM, TDMA and CDMA; wireless data networks, including ISM bands at 900Mhz, 2.4 Ghz and 5.8 Ghz; and telecomm and cable television infrastructures with these types of products and services.

    A substantial portion of our products is designed to address the needs of individual customers. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select customer-specific development projects which will result in sufficient production volume to enable us to achieve manufacturing efficiencies. Because customer-specific products are developed for unique applications, we expect that some of our current and future customer-specific products may never be produced in high volume. In addition, in the event of significant delays in completing designs or our failure to obtain development contracts from customers whose systems achieve and sustain commercial market success, our results of operations could be materially adversely affected.

DESIGN AND PROCESS TECHNOLOGY

    In order to develop and introduce new products rapidly and cost-effectively which address the needs of our target markets, we have made substantial investments in building our capabilities in digital, analog and mixed signal circuit design. We have developed an extensive library of digital and analog cells and associated software tools and databases which it uses to facilitate the design of our integrated circuits. We have also developed and documented process and design rules which allow customers to design proprietary circuits themselves. Mixed signal products, which generally involve varied and complex functions operating at high frequencies, generally present design and testing challenges. We believe that our extensive cell library, optimized mixed signal process technology and design and test engineering expertise in high performance mixed signal integrated circuits address these challenges and provide a significant competitive advantage.

    Our manufacturing strategy is primarily to use high volume process technologies which enables us to provide cost-effective, stable, uniform and repeatable solutions for our customers. We provide advanced wafer manufacturing processes. Unlike our gallium arsenide competitors who have typically concentrated on either digital or analog products, we have intentionally pursued process technologies that are cost-effective for digital, analog and mixed signal applications. As a result of the ability to primarily utilize core processes in the manufacture of our products, we are able to enjoy the cost advantages associated with standard high volume semiconductor manufacturing practices. The core process technology in our Oregon wafer fabrication operation employs all implanted structures, 4 micron metal pitch and 0.5 to 0.7 micron geometries, involves 10 to 18 mask steps, has a cutoff frequency of up to 21 GHz and is scalable. This scalability facilitates further cost reduction and performance improvement. The process technology employed in our Texas wafer fabrication operation includes six advanced performance production processes:
0.5 micron gate length MESFET for amplifier applications; 0.25 and 0.5 micron gate length pHEMT for high power and high frequency applications; HBT for high voltage, high linearity, and high power density; 0.5 micron gate length HFET for high voltage, high power amplifiers and switches; and VPIN for signal control devices such as switches, limiters and attenuators.

    We apply the technological advances within the silicon and related support industries to our design and manufacturing processes. TriQuint utilizes popular computer-aided design and process control tools and test equipment. We primarily use standard silicon industry packages and subcontract our product assembly operations.

CUSTOMERS

    We have a broad customer base of leading systems manufacturers. We shipped products or provided manufacturing services to more than 500 end user customers and distributors in 1999. Our largest customers include Nokia, which accounted for approximately 12.0%, and Raytheon, which accounted for approximately 11.7%, of our total revenues in 1998. In 1999, Nokia accounted for approximately 21.0% of our total revenues and Nortel accounted for approximately 17.3% of our total revenues. No other single customer accounted for greater than 10% of total revenues during these periods.

    The following is a list of our customers that contributed $1.0 million or more to our revenues in 1999:

Alcatel                        Motorola
Bosch                          Nokia
CellNet Data Systems           Nortel
Ericsson                       Northrop Grumman
Giga                           Panasonic
Hittite                        Philips
Hughes                         QUALCOMM
Kyocera                        Raytheon
Lockheed Martin                Rockwell
Lucent                         Siemens
Mini-Circuits

MANUFACTURING

    Our Oregon wafer manufacturing facility is located in Hillsboro. We moved our executive, administrative, test and technical offices to this 124,000 square foot facility in the first quarter of 1997. The adjoining Hillsboro wafer fabrication facility consists of an additional 38,000 square feet, of which 17,000 square feet are operated as a class 10 performance clean room.

    We have begun to expand our Oregon wafer manufacturing facility. This expansion will involve an approximately 35% increase in the clean room area within our existing manufacturing complex and will cost approximately
$6.5 million, excluding equipment costs. We intend to use the additional clean room floor space for expansion of our production of four-inch wafers and future conversion to six-inch wafer manufacturing. We expect this facility expansion to be complete in the second quarter of 2000.

    Our Texas facility is located in Dallas. The Texas facility comprises approximately 100,000 square feet, of which 15,000 square feet are operated as a class 10 performance clean room. We sublease the Texas facility from Raytheon through July 10, 2002. Raytheon leases the premises from Texas Instruments. We have the right to renew our sublease of this facility for up to three additional five-year periods if Raytheon exercises its rights to renew its lease from Texas Instruments.

    The fabrication of semiconductor products is highly complex and sensitive to dust and other contaminants, requiring production in a highly controlled, clean environment. Minute impurities, difficulties in the fabrication process or defects in the masks used to print circuits on the wafers can cause a substantial percentage of the wafers to be rejected or numerous die on each wafer to be nonfunctional. As compared to silicon technology, the less mature stage of gallium arsenide technology leads to somewhat greater difficulty in circuit design and in controlling parametric variations, thereby yielding fewer good die per wafer. The more brittle nature of gallium arsenide wafers can lead to higher processing losses than experienced with silicon wafers. To maximize wafer yield and quality, we test our products in various stages in the fabrication process, maintains continuous reliability monitoring and conducts numerous quality control inspections throughout the entire production flow using analytical manufacturing controls. A sustained failure to maintain acceptable yields would have a material adverse effect on our operating results.

    Our operation of our own manufacturing facilities entails a high level of fixed costs. Such fixed costs consist primarily of facility occupancy costs, investment in manufacturing equipment, repair, maintenance and depreciation costs related to equipment and fixed labor costs related to manufacturing and process engineering. Our manufacturing yields vary significantly among our products, depending upon a given product's complexity and our experience in manufacturing such product. We have in the past and may in the future experience substantial delays in product shipments due to lower than expected production yields. In addition, during periods of low demand, high fixed wafer fabrication costs could have a material adverse effect on our operating results.

    Our employees have performed studies of the reliability of our processes and have published more than 30 technical papers in the field. In October 1994, we received the ISO 9001 Quality System Certification with respect to our operations. We have successfully fabricated devices for "High Reliability" applications in commercial and military spacecraft since 1988. Through accelerated test techniques, we have demonstrated expected device failure rates of less than 100FITs (100 failures in 1 billion device-hours of operation) in the first twenty years of operation at maximum junction temperatures of 150 degrees Celsius. The reliability of our processes may be inadvertently reduced by future engineering changes and the reliability of any given integrated circuit may be strongly influenced by design details, and there can be no assurance that circuits designed and manufactured in the future will achieve this level of reliability.

    Wafer fabrication equipment used by us is generally the same as that used in a submicron silicon metal oxide semiconductor gallium arsenide fabrication facility. While many of the process steps are also similar to those commonly used in silicon wafer manufacturing, TriQuint's gallium arsenide manufacturing process has important differences. The gallium arsenide process requires fewer steps and may be conducted at lower temperatures than those typically required in high performance silicon processes. Furthermore, gallium arsenide wafers require more rigorous handling procedures than do silicon wafers.

    The raw materials and equipment used in the production of our integrated circuits are available from several suppliers. We currently have approximately seven fully qualified wafer vendors, at least two of which are located in the United States, and three fully qualified mask set vendors, all of which are located in the United States.

    We assemble our products using outside assembly contractors. Outside assembly and tape and reel services for volume production are contracted to eleven vendors, five of which are located in the United States. We purchase high performance, multilayer ceramic packages from two vendors not located in the United States. TriQuint believes it was the first supplier of gallium arsenide integrated circuits to introduce plastic packages in volume production. We currently purchase plastic packaging services from seven suppliers, one of which is located in the United States. A reduction or interruption in the performance of assembly services by subcontractors or a significant increase in the price changed for such services could adversely affect our operating results.

SALES AND DISTRIBUTION

    We sell our products through independent manufacturer's representatives and distributors and through a direct sales staff. As of December 31, 1999, we had 22 independent manufacturer's representative firms and two distributors in North America. Our seven person direct sales management staff provides sales direction and support to the manufacturer's representatives and distributors. Domestic sales management offices are located in the metropolitan areas of Los Angeles, California; Philadelphia, Pennsylvania; Portland, Oregon; San Jose, California and Raleigh, North Carolina. International business is supported by a network of 17 manufacturer's representatives and distributors in Europe and the Pacific Rim. We have also established foreign sales and marketing offices in Germany and France. Sales outside of the United States were $62.8 million, $26.8 million and $24.3 million in 1999, 1998 and 1997, respectively. All international sales of our products are denominated in U.S. dollars in order to reduce the exchange rate risks. Sales outside of the United States involve a number of inherent risks, including reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside of the United States and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, due to the technological advantage provided by gallium arsenide in military applications, all export sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. Although we have experienced no difficulty in obtaining these licenses, failure to obtain these licenses in the future could have a material adverse effect on our results of operations.

    We include in our backlog all purchase orders and contracts for products requested by the customer for delivery within twelve months. Our business is characterized by long-term purchase contracts predominantly relating to customer-specific products, which are typically cancelable without significant penalty, at the option of the purchaser. Cancellations of such purchase contracts or rescheduling of delivery dates have occurred in the past and may occur in the future. We also produce standard products which frequently can be shipped from inventory within a short time after receipt of an order and therefore such orders may not be reflected in backlog. Accordingly, backlog as of any particular date may not necessarily be representative of actual sales for any future period.

RESEARCH AND DEVELOPMENT

    Our research and development efforts are focused on the design of new integrated circuits, improvement of existing device performance, development of new processes, cost reductions in the manufacturing process and improvements in device packaging. New product developments include standard and customer-specific devices for satellite communications, cellular and PCS telephones, wireless local area networks, wireless modems, high performance switching, transmission and data conversion products and data communications chipsets.

    Our research, development and engineering expenses in 1999, 1998 and 1997 were approximately $22.0 million, $19.0 million and $11.5 million, respectively. Expenses in 1998 related to research, development and engineering expenses increased substantially from the level incurred in 1997 primarily due to the inclusion of the new Millimeter Wave Communications operation. As of December 31, 1999, approximately 282 of our employees were engaged in activities related to process and product research and development. We expect that we will continue to spend substantial funds on research and development.

    We are continually in the process of designing new and improved products to maintain our competitive position. While we have patented a number of aspects of our process technology, the market for our products is characterized by rapid changes in both gallium arsenide and competing silicon process technologies. Because of continual improvements in these technologies, we believe that our future success will depend on our ability to continue to improve our products and processes and develop new technologies in order to remain competitive. Additionally, our future success will depend on our ability to develop and introduce new products for our target markets in a timely manner. The success of new product introductions is dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable fabrication yields and market acceptance. The development of new products by us and their design into customers' systems can take as long as three years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs. Furthermore, the successful introduction of our ongoing products may be adversely affected by the competing products or technologies serving markets addressed by our products. In addition, new product introductions frequently depend on our development and implementation of new process technologies. If we are unable to design, develop, manufacture and market new products successfully, our future operating results will be adversely affected. No assurance can be given that our product and process development efforts will be successful or that our new products will be available on a timely basis or achieve market acceptance. In addition, as is characteristic of the semiconductor industry, the average selling prices of our products have historically decreased over the products' lives and are expected to continue to do so. To offset such decreases, we rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and which therefore can be sold at higher average selling prices. To the extent that such cost reductions and new product introductions do not occur in a timely manner or our or our customers' products do not achieve market acceptance, our operating results could be adversely affected.

COMPETITION

    The market for high performance semiconductors is highly competitive and subject to rapid technological change. Due to the increasing requirements for high speed components, we expect intensified competition from existing silicon device suppliers and the entry of new competition producing either silicon or gallium arsenide components or components incorporating new technologies such as silicon germanium. We currently compete against silicon products offered principally by large semiconductor manufacturers such as AMCC, Motorola and Philips. In addition, we also currently compete against other gallium arsenide semiconductor manufacturers, such as Anadigics, Vitesse, RF MicroDevices, Conexant and Raytheon. It is expected that additional future competition will primarily come from large semiconductor companies that have developed gallium arsenide integrated circuit capabilities such as Fujitsu, Motorola and NEC have. Such companies have substantially greater technical, financial and marketing resources and name recognition than we do. Increased competition could adversely affect our revenue and profitability.

    Gallium arsenide integrated circuits have been used mostly in the wireless communications market on a production basis for products or subsystems operating below 1 GHz, such as spread spectrum and cellular telephone applications. As the lower frequency bands become more crowded, more applications will utilize frequencies above 1 GHz. At such higher frequencies, gallium arsenide integrated circuit solutions generally provide superior performance as compared to silicon alternatives. TriQuint competes with both gallium arsenide and silicon suppliers in the telecommunications market. In the computing market, TriQuint supplies standard products to a variety of data communication systems manufacturers. In the computing market, our competition comes from established silicon semiconductor companies and gallium arsenide suppliers, and is generally based on performance elements such as speed, power dissipation, price, product quality and service. In the microwave and millimeter wave markets, our competition is primarily from a limited number of military and aerospace based suppliers who are in the process of expanding their products to cover commercial opportunities as well.

    Our prospective customers are typically systems designers and manufacturers who are considering the use of gallium arsenide semiconductors in their next high performance systems. Competition is primarily based on performance elements such as speed, complexity and power dissipation, as well as price, product quality and ability to deliver products in a timely fashion. We believe that it currently competes favorably with respect to these factors. Due to the proprietary nature of our products, competition occurs almost exclusively at the system design stage. As a result, a design win by us or our competitors typically limits further competition with respect to manufacturing a given design. Some potential customers may be reluctant to adopt our products because of perceived risks relating to gallium arsenide technology generally, including perceived risks related to manufacturing costs, novel design and unfamiliar manufacturing processes. In addition, potential customers may have questions about the relative performance advantages of our products compared to more familiar silicon semiconductors, or concerns about risks associated with reliance on a smaller, less well-capitalized company for a critical component. While gallium arsenide integrated circuits have inherent speed advantages over silicon devices, the speed of products based upon silicon processes is continually improving. Our products are generally sole sourced to our customers, and our operating results could be adversely affected if our customers were to develop other sources for our products.

    The production of gallium arsenide integrated circuits has been and continues to be more costly than the production of silicon devices. This cost differential relates primarily to higher costs of the raw wafer material, lower production yields associated with the relatively immature gallium arsenide technology and higher unit costs associated with lower production volumes. Although we have reduced production costs through decreasing raw wafer costs, increasing fabrication yields and achieving higher volumes, there can be no assurance that we will be able to continue to decrease production costs. In addition, we believe our costs of producing gallium arsenide integrated circuits will continue to exceed the costs associated with the production of silicon devices. As a result, we must offer devices which provide superior performance to that of silicon such that the perceived price/performance of our products is competitive with silicon devices. There can be no assurance that we can continue to identify markets which require performance superior to that offered by silicon solutions or that we will continue to offer products which provide sufficiently superior performance to offset the cost differentials.

PATENTS AND LICENSES

    We aggressively seek the issuance of patents to protect inventions and technology which are important to our business. We have been awarded numerous patents for circuit design and wafer processing; with various expiration dates, none earlier than April 2005. These include both U.S. and foreign patents. As part of the acquisition of the Millimeter Wave Communications operation in January 1998, we acquired certain patents and also received licenses and sublicenses for certain additional patents. In addition, we have both U.S. and foreign registered trademarks. We also routinely protect our numerous original mask sets under the copyright laws. There can be no assurance that our pending patent or trademark applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors.

    Notwithstanding our active pursuit of patent protection, we believe that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership. We also rely substantially on trade secrets and proprietary technology to protect our technology and manufacturing know-how, and works actively to foster continuing technological innovation to maintain and protect our competitive position. There can be no assurance that our competitors will not independently develop or patent substantially equivalent or superior technologies.

    On February 26, 1999, a lawsuit was filed against 88 firms, including TriQuint, in the United States District Court for the District of Arizona. The suit alleges that the defendants infringe upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership. We believe that the suit is without merit and intend to vigorously defend our company against the charges.

    Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could have a material adverse effect on our business. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties and prevent us from manufacturing and selling our products. Any of these situations could have a material adverse effect on our business.

ENVIRONMENTAL MATTERS

    Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in our manufacturing process. For our manufacturing facility located in Hillsboro, Oregon, we provide our own manufacturing waste treatment and contract for disposal of some materials. We are required by the State of Oregon Department of Environmental Quality to report usage of environmentally hazardous materials.

    At the Texas facility, we utilize Texas Instrument's industrial waste water treatment facilities and services for the pre-treatment and discharge of waste water generated by us, pursuant to the Asset Purchase Agreement dated
January 8, 1998. Our waste water streams are commingled with those of Texas Instruments and are covered by the Texas Instruments waste water permit.

    We believe that our activities conform to present environmental regulations. Increasing public attention has, however, been focused on the environmental impact of semiconductor operations. While we have not experienced any materially adverse effects on our operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements. Any failure by us, or by Texas Instruments with respect to the Texas facility, to adequately restrict the discharge of hazardous substances could subject us to future liabilities or could cause our manufacturing operations to be suspended.

EMPLOYEES

    As of December 31, 1999, we employed a total of 802 persons, including 402 in manufacturing, 20 in quality and reliability, 282 in process, product and development engineering, 34 in marketing and sales and 64 in finance and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with employees to be good.

EXECUTIVE OFFICERS

    The names and positions of our current executive officers are as follows:

                                                                                               POSITION
                                                                                                 HELD
NAME                                           CURRENT POSITION(S) WITH COMPANY                 SINCE
----                                           --------------------------------                 -----
Steven J. Sharp................  Chairman of the Board of Directors, President and Chief         1992
                                 Executive Officer

Edson H. Whitehurst, Jr........  Vice President, Finance and Administration and Chief            1999
                                 Financial Officer

Thomas Cordner.................  Vice President and General Manager, Millimeter Wave             1998
                                 Communications

Bruce R. Fournier..............  Vice President and General Manager, Foundry Services            1998

Paul Kollar....................  Vice President, Sales                                           1998

David N. McQuiddy, Jr..........  Vice President, Research and Development                        2000

Donald H. Mohn.................  Vice President and General Manager, Telecommunications and      1995
                                 Computing

J. David Pye...................  Vice President, Operations                                      1996

Ronald R. Ruebusch.............  Vice President and General Manager, Wireless Communications     1996

Stephanie J. Welty.............  Vice President, Finance                                         1999

    Mr. Sharp joined TriQuint in September 1991 as President, Chief Executive Officer and Director. In May 1992, he became Chairman of the Board of Directors. For the prior eight years, he had served in various roles associated with venture capital financed semiconductor companies. From April 1988 to June 1989, Mr. Sharp was the founder and served as Chief Executive Officer of Power Integrations, Inc., a semiconductor manufacturing company. Previously, Mr. Sharp was employed for 14 years by Signetics Corporation, a semiconductor manufacturer, and for nine years by Texas Instruments, a semiconductor manufacturer. Mr. Sharp also serves as a director of Power Integrations. He received a B.S. degree in Mechanical Engineering from Southern Methodist University, an M.S. degree in Engineering Science from California Institute of Technology and an M.B.A. from Stanford University.

    Mr. Whitehurst has been our Vice President, Finance and Administration and Chief Financial Officer since November 1999. Mr. Whitehurst had been Chief Financial Officer of Programart Corporation from October 1996 to October 1999 and of Cadre Technologies from 1984 to October 1996. Previously, he held senior financial and operations positions with Tektronix Inc., Signetics Corporation (now Philips Semiconductor) and Corning Glass Works.

    Mr. Cordner joined TriQuint as a result of the January 1998 acquisition of the Millimeter Wave Communications business from Raytheon as Vice President and General Manager of Millimeter Wave Communications. Mr. Cordner was an employee of Texas Instruments for 32 years before joining TriQuint. He held various management positions at Texas Instruments engineering and manufacturing. He managed the GaAs Operations Group at Texas Instruments since the technology was transferred from research to production in 1982. Mr. Cordner graduated from the University of Texas at Arlington in 1969 with a B.S. degree in Mathematics.

    Mr. Fournier has held the position of Vice President and General Manager, Foundry Services since the group was formed in June 1998. From September 1994 to June 1998 he held the position of Vice President, Sales. Mr. Fournier joined TriQuint in June 1987 as the Eastern Area Sales Manager. In July 1991,
Mr. Fournier was promoted to National Sales Manager, Wireless Products and in January 1994 was promoted to Director of World Wide Sales. Prior to joining TriQuint, Mr. Fournier held various Marketing and Sales positions with Fairchild Semiconductor and Honeywell. Mr. Fournier received an AS degree in Electrical Engineering from the University of Maine in 1977, a B.S. degree in Business Administration from the University of Maine in 1979 and an M.B.A. from the University of Southern Maine in 1982.

    Mr. Kollar joined TriQuint in June 1998 as Vice President, Sales. From November 1985 until March 1998, Mr. Kollar was Vice President, Sales for Lattice Semiconductor, Inc. where he was responsible for worldwide sales. From
March 1969 to November 1985, Mr. Kollar was employed by Signetics Corp in a variety of Sales and Marketing roles. Mr. Kollar received a B.S. degree in Engineering from Harvey Mudd College and an M.S.E.E. degree from the University of Southern California.

    Dr. McQuiddy joined TriQuint in January 2000 as Vice President, Research and Development. Most recently, Dr. McQuiddy worked with Raytheon where he was a Senior Principal Fellow working in the field of RF/Microwave/Millimeter Wave. Dr. McQuiddy joined Texas Instruments in 1968 and remained there until Raytheon purchased its Defense Business Unit in July 1997. At Texas Instruments,
Dr. McQuiddy was responsible for directing internal research and development investments in electro-optics, microwave/ millimeter-wave, and micro-electronics technologies. He is an IEEE Fellow and presently serves on the IEEE USA R&D Policy Committee. Mr. McQuiddy holds a B.S. from Vanderbilt University and an M.S. and P.hD. in electrical engineering from the University of Alabama.

    Mr. Mohn joined TriQuint in April 1995 as Vice President and General Manager, Telecommunications and Computing. From July 1993 until June 1995,
Mr. Mohn was Vice President, Marketing for IC Works, Inc. where he was responsible for product strategy development, tactical marketing, marketing communications and public relations. From 1989 until July 1993, Mr. Mohn held various positions at AT&T Microelectronics, with his last position there being Director/General Manager of the Application Specific Standard Products Group. Mr. Mohn received a B.S. degree in electrical engineering from the University of Minnesota and an M.B.A. from the University of Dallas, Texas.

    Mr. Pye joined TriQuint in May 1996 as Vice President, Operations. Prior to joining TriQuint, Mr. Pye was Vice President and General Manager at VLSI Technology from 1983 to 1996, where he served in various capacities. From 1973 to 1983, Mr. Pye worked at Texas Instruments, Inc., involved in process engineering and process development. Mr. Pye holds a B.A. degree from Napier College of Science and Technology in Edinburgh, Scotland.

    Mr. Ruebusch joined TriQuint in May 1996 as Vice President and General Manager, Wireless Communications. From 1993 to 1996, Mr. Ruebusch was Vice President, Semiconductor Product Development at Celeritek, Inc. From 1991 to 1993, Mr. Ruebusch held management positions at Pacific Monolithics. Prior to that, Mr. Ruebusch spent thirteen years in various management positions at Advanced Micro Devices and Signetics Corp. Mr. Ruebusch holds B.S.E.E., M.S.E.E. and M.B.A. degrees from the University of Santa Clara.

    Ms. Welty has been our Vice President, Finance since September 1999.
Ms. Welty joined TriQuint in 1994 as Accounting Manager, and since 1996 has served as Director of Information Systems. Previously she has held accounting and controller positions at other high technology firms. Ms. Welty is a graduate of the University of Washington and is a Certified Public Accountant.

ITEM 2.  PROPERTIES

    Our executive, administrative, test and technical offices are located in a 124,000 square foot leased facility in Hillsboro, Oregon. The Hillsboro wafer fabrication facility consists of 38,000 square feet, of which 17,000 is operated as a class 10 performance clean room.

    We have begun a project to expand our Oregon wafer manufacturing facility. This expansion will involve an approximately 35% increase in the clean room area within the existing manufacturing complex and will cost approximately
$6.5 million, excluding equipment costs. The additional clean room floor space will be used for expansion of production of four inch wafers and future conversion to six inch (150 millimeter) wafer manufacturing. This facility expansion is expected to be complete in the second quarter of 2000.

    In May 1996, we entered into a five year synthetic lease through a Participation Agreement (the "Agreement") with Wolverine Leasing Corp. ("Wolverine"), Matisse Holding Company ("Matisse") and United States National Bank of Oregon ("USNB"). The lease provides for the construction and occupancy of our Hillsboro facility under an operating lease from Wolverine and provides us with an option to purchase the property or renew our lease for an additional five years. Pursuant to the terms of the Agreement, the USNB and Matisse made loans to Wolverine who in turn advanced the funds to us for the construction of the Hillsboro facility and other costs and expenses associated therewith. The loan from USNB is collateralized by investment securities pledged by us. These investment securities are classified on our balance sheet as restricted investments. In addition, restrictive covenants in the Agreement require us to maintain (i) a total liability to tangible net worth ratio of not more than 1.50 to 1.00, (ii) minimum tangible net worth greater than $50.0 million and (iii) more than $45.0 million cash and liquid investment securities, including restricted securities. As of December 31, 1999, we were in compliance with the covenants described above. We anticipate that we will be in compliance with the covenants as of March 31, 2000. However, there can be no assurance that we will continue to be in compliance with these covenants in the future.

    In November 1997, we entered into a $1.5 million lease agreement for additional land adjacent to our Hillsboro facility. Pursuant to the terms of that agreement, USNB provided loans to Matisse to purchase the land, who in turn leased it to us under a renewable one year lease agreement. The loan from USNB is partially collateralized by a guarantee from us. The agreement contains restrictive covenants substantially the same as those contained in our line of credit. As of December 31, 1999 we were in compliance with the terms of the agreement. However, there can be no assurance that we will continue to be in compliance with these terms as of any subsequent date.

    In January 1998, we acquired the Millimeter Wave Communications operations of the former Texas Instruments' Defense Systems & Electronics Group from Raytheon. The Millimeter Wave Communications facilities are located in Dallas, Texas. The Texas facility comprises approximately 100,000 square feet, of which 15,000 square feet is operated as a Class 10 performance clean room. The Texas facility is subleased from Raytheon, which leases the premises from Texas Instruments, through July 10, 2002. We have the right to renew our sublease of the Texas facility for up to three additional five year periods in the event that Raytheon exercises its rights to renew its lease from Texas Instruments. There can be no assurance, however, that Raytheon will extend its lease beyond July 10, 2002.

    In December 1999, we announced the acquisition of an approximately 17 acres adjacent to our current location in Hillsboro, Oregon. The additional acreage was acquired at a cost of approximately $4 million.

ITEM 3.  LEGAL PROCEEDINGS

    On February 26, 1999, a lawsuit was filed against 88 firms, including the Company, in the United States District Court for the District of Arizona. The suit alleges that the defendants infringe upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership. We believe that the suit is without merit and intend to vigorously defend TriQuint against the charges.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On January 31, 2000, at a special meeting of stockholders of TriQuint, our stockholders took the following action:

    Approval of increase in number of authorized shares of common stock to 200,000,000.

    For:    11,543,338

    Abstain:  4,339,903

    Against:    13,105

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

    Our common stock has been traded on the Nasdaq National Market under the symbol TQNT since December 13, 1993. The following table sets forth for the periods indicated the high and low sale prices for our common stock, as reported by the Nasdaq National Market, without giving effect to the two-for-one stock split in the form of a stock dividend that will be paid on February 22, 2000.

                                                              HIGH       LOW
                                                            --------   --------
Fiscal year ended December 31, 1998:
  First Quarter...........................................  $ 18.33    $ 13.17
  Second Quarter..........................................    16.67      11.08
  Third Quarter...........................................    14.42       9.67
  Fourth Quarter..........................................    15.08       7.33
Fiscal year ended December 31, 1999:
  First Quarter...........................................  $ 17.83    $ 10.33
  Second Quarter..........................................    40.83      12.42
  Third Quarter...........................................    72.31      36.46
  Fourth Quarter..........................................   113.75      54.31

    On February 11, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $257.25. As of December 31, 1999, there were 18,921,720 shares of our common stock outstanding. As of February 1, 2000, there were approximately 225 holders of record.

                                DIVIDEND POLICY

    We have never declared or paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We are prohibited from paying cash dividends without the consent of our lenders.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 have been derived from our audited financial statements included in this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 1997, 1996, and 1995 and for the years ended December 31, 1996 and 1995 are derived from our audited financial statements that are not included or incorporated in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period.

                                                                   YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1999       1998       1997       1996       1995
                                                     --------   --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Total revenues...................................  $163,663   $111,605   $ 71,367   $ 59,526   $ 45,943
  Operating costs and expenses:
    Cost of goods sold.............................    95,069     72,784     40,028     34,258     25,509
    Research, development and engineering..........    21,976     18,984     11,518     10,858      9,210
    Selling, general and administrative............    23,524     15,962     14,188     10,975      9,009
    Special charges................................        --     10,220         --         --         --
                                                     --------   --------   --------   --------   --------
      Total operating costs and expenses...........   140,569    117,950     65,734     56,091     43,728
                                                     --------   --------   --------   --------   --------
      Income (loss) from operations................    23,094     (6,345)     5,633      3,435      2,215
  Other income, net................................     6,278      2,484      2,117      3,083        930
                                                     --------   --------   --------   --------   --------
      Income (loss) before income taxes............    29,372     (3,861)     7,750      6,518      3,145
  Income tax expense...............................     4,416         94        890        231         83
                                                     --------   --------   --------   --------   --------
      Net income (loss)............................  $ 24,956   $ (3,955)  $  6,860   $  6,287   $  3,062
                                                     ========   ========   ========   ========   ========
  Per share data:
    Net income (loss):
      Basic........................................  $   1.53   $  (0.28)  $   0.55   $   0.52   $   0.32
      Diluted......................................  $   1.34   $  (0.28)  $   0.50   $   0.48   $   0.28
    Weighted average shares:
      Basic........................................    16,296     14,099     12,560     12,067      9,537
      Diluted......................................    18,584     14,099     13,662     13,144     10,856

                                                                         DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1999       1998       1997       1996       1995
                                                     --------   --------   --------   --------   --------
                                                                        (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents........................  $ 76,873   $ 14,602   $ 18,734   $ 12,907   $ 35,051
  Working capital..................................   217,697     44,494     35,180     37,591     65,513
  Total assets.....................................   339,941    141,306    121,418    107,596     94,024
  Capital lease and installment note obligations,
    less current installments......................     4,783      9,369     12,550      9,891      7,392
  Total stockholders' equity.......................   301,916    107,615     90,038     80,246     72,644

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K AND THE SELECTED CONSOLIDATED FINANCIAL DATA ABOVE. THE DISCUSSION IN THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THOSE STATEMENTS INCLUDING THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" AND SIMILAR LANGUAGE. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED BELOW. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS DISCUSSED IN THE SECTION TITLED "--FACTORS AFFECTING FUTURE OPERATING RESULTS" IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

    We are a leading supplier of high performance gallium arsenide integrated circuits for the wireless communications, telecommunications, data communications and aerospace markets. Our products incorporate our proprietary analog and mixed signal designs and our advanced gallium arsenide manufacturing processes to address a broad range of applications and customers. We sell our products worldwide to end user customers, including Ericsson, Hughes, Lucent, Motorola, Nokia, Nortel, QUALCOMM and Raytheon.

    We recognize revenues on standard products when we ship them. With respect to foundry and customer-specific products, we recognize revenues based on the achievement of various design, manufacturing and other milestones. We recognize revenues on cost plus contracts as we perform the work. We estimate and establish allowances and reserves for product returns, warranty obligations, excess and obsolete inventories, accounts receivable for which collection is doubtful and price adjustments.

    We sell our products through independent manufacturer representatives and distributors, as well as our direct sales staff. As of December 31, 1999, we had 22 independent manufacturer representative firms and two distributors in North America. Our seven person direct sales management staff provides sales direction and support to manufacturer representatives and distributors. We have domestic sales management offices in Los Angeles, California; Philadelphia, Pennsylvania; Portland, Oregon; San Jose, California and Raleigh, North Carolina. Our international business is supported by a network of 17 manufacturer representatives and distributors in Europe and the Pacific Rim. We also have sales and marketing offices in Germany and France.

    We include in our backlog all purchase orders and contracts for products requested by the customer for delivery within 12 months. Our business is characterized by long-term purchase contracts predominantly relating to customer-specific products, which are typically cancelable without significant penalty at the option of the purchaser. Our customers have canceled these purchase contracts or rescheduled delivery dates in the past, and we expect that these events may also occur in the future. In addition, we produce standard semiconductors that frequently can be shipped from inventory within a short time after receipt of an order. These orders may not be reflected in backlog, and backlog as of any particular date may not necessarily be representative of actual sales for any future period.

    On January 13, 1998, we acquired our Millimeter Wave Communications operation, which includes substantially all of the assets of the monolithic microwave integrated circuit operations of Texas Instruments' former Defense Systems & Electronics Group. We acquired our Millimeter Wave Communications operation for approximately $19.5 million in cash and 1,266,919 shares of our common stock then valued at approximately $19.5 million. We financed the cash portion of the purchase price through an operating lease.

    We accounted for the acquisition as a purchase and charged in-process research and development of $8.8 million to our statement of operations and recorded other intangibles of approximately $2.1 million on our balance sheet. We amortize these other intangible assets on a straight-line basis over seven years. We recognized amortization expense of approximately $295,000 in 1999 and $362,000 in 1998 related to these intangibles. The following table presents the purchase price allocations associated with the acquisition of the Millimeter Wave Communications operation (in thousands):

Tangible assets.............................................  $28,048
Workforce in place and purchased technology.................    2,132
In-process research and development.........................    8,820
                                                              -------
                                                              $39,000
                                                              =======

    We allocated the purchase price based on the fair value of the net tangible and intangible assets acquired. In performing this allocation, we considered, among other factors, the research and development projects in process at the date of acquisition. The Millimeter Wave Communications operation's in-process research and development program consisted of the development of its advanced pseudomorphic high electron mobility transistor and heterojunction bipolar transistor processes for millimeter wave applications. At the date of the acquisition, the Millimeter Wave Communications operation's research and development was not complete, and we expected total continuing research and development commitments to complete the projects to be approximately
$11.0 million. The projects are still in process, and we had spent approximately $4.2 million on these projects as of December 31, 1999. We anticipated these projects to be successfully completed within three to four years of the acquisition date. No significant changes in the foregoing schedule were anticipated as of December 31, 1999. We determined the value assigned to purchased in-process research and development by estimating the costs to develop the Millimeter Wave Communications operation's purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. In estimating the value of qualifying in-process research and development, we applied a stage of completion factor to exclude cash flows related to development efforts that had not yet begun. We used a discount rate of 75% for valuing the in-process research and development that was intended to be commensurate with rates of return demanded by venture capital investors for investments in start-up companies with similar risks to those of the in-process products. Additionally, we believe the projects will require maintenance expenditures if and when they reach a state of technological and commercial feasibility.

    In various quarters, our fiscal quarters ended on different days near the end of each calendar quarter. For convenience, we have indicated in this Annual Report on Form 10-K that fiscal quarter ends coincide with the end of each calendar quarter.

RESULTS OF OPERATIONS

    The following table sets forth the results of our operations expressed as a percentage of total revenues. Our historical operating results are not necessarily indicative of the results for any future period.

                                                                        YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1999          1998          1997
                                                                  --------      --------      --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Total revenues............................................       100.0%        100.0%        100.0%
  Operating costs and expenses:
    Cost of goods sold......................................        58.1          65.2          56.1
    Research, development and engineering...................        13.4          17.0          16.1
    Selling, general and administrative.....................        14.4          14.3          19.9
    Special charges.........................................          --           9.2            --
                                                                   -----         -----         -----
      Total operating costs and expenses....................        85.9         105.7          92.1
                                                                   -----         -----         -----
      Income (loss) from operations.........................        14.1          (5.7)          7.9
  Other income, net.........................................         3.8           2.2           3.0
                                                                   -----         -----         -----
    Income (loss) before income taxes.......................        17.9          (3.5)         10.9
  Income tax expense........................................         2.7           0.1           1.3
                                                                   -----         -----         -----
    Net income (loss).......................................        15.2%         (3.6)%         9.6%
                                                                   =====         =====         =====

YEARS ENDED DECEMBER 31, 1999 AND 1998

TOTAL REVENUES

    We derive revenues from the sale of standard and customer-specific products and services. Our revenues also include non-recurring engineering revenues relating to the development of customer-specific products. Total revenues increased 46.6% to $163.7 million in 1999 from $111.6 million in 1998. The increase in total revenues primarily reflected increased demand for our products across all product lines and markets. Revenues increased 118%, 32%, 18% and 35%, respectively, for our wireless communications products, telecommunications products, millimeter wave products, and foundry services products from the previous year. Domestic and international revenues were $100.9 million and $62.8 million, respectively, in 1999 as compared to $84.8 million and $26.8 million, respectively, in 1998. We currently anticipate an overall increase in the volume of product revenues from existing and new customers.

OPERATING COSTS AND EXPENSES

    COST OF GOODS SOLD

    Cost of goods sold includes all direct material, labor and overhead expenses and certain production costs related to non-recurring engineering revenues. In general, gross profit generated from the sale of customer-specific products and from non-recurring engineering revenues is typically higher than gross profit generated from the sale of standard products. The factors affecting product mix include the relative demand in our various markets incorporating our customer-specific products and standard products, as well as the number of non-recurring contracts.

    Cost of goods sold increased 30.6% to $95.1 million in 1999 from $72.8 million in 1998. Cost of goods sold decreased as a percentage of total revenues to 58.1% in 1999 from 65.2% in 1998. The increase in absolute dollar value of cost of goods sold was primarily attributable to the related increase in sales volume. The decrease in cost of goods sold as a percentage of total revenues is attributable to continuing improvements in production yields and increased economies of scale associated with increased sales volumes. In addition, cost of goods sold for 1998 included nonrecurring costs related to the relocation of our manufacturing facility to Hillsboro.

    We have at various times in the past experienced lower than expected production yields which have delayed shipments of a given product and adversely affected gross margins. There can be no assurance that we will be able to maintain acceptable production yields in the future and, to the extent that we do not achieve acceptable production yields, our operating results would be materially adversely affected. The operation of our leased wafer fabrication facilities entails a high degree of fixed costs and requires an adequate volume of production and sales to be profitable. During periods of decreased demand, high fixed wafer fabrication costs would have a material adverse effect on our operating results.

    RESEARCH, DEVELOPMENT AND ENGINEERING

    Research, development and engineering expenses include the costs incurred in the design of products associated with nonrecurring engineering revenues, as well as ongoing product development and research and development expenses. Our research, development and engineering expenses increased 15.8% in 1999 to $22.0 million from $19.0 million in 1998. Research, development and engineering expenses as a percentage of total revenues decreased to 13.4% in 1999 from 17.0% in 1998. The increase in research, development and engineering expenses on an absolute dollar basis is primarily due to the addition of new employees and the costs associated with the development of new products. The decrease in research, development and engineering expenses as a percentage of total revenues was due to revenues increasing at a faster rate than research, development and engineering spending. We are committed to substantial investments in research, development and engineering and expect these expenses will continue to increase in absolute dollar amount in the future.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased 47.4% to $23.5 million in 1999 from $16.0 million in 1998. Selling, general and administrative expenses as a percentage of total revenues remained level at 14.4% in 1999 compared to 14.3% in 1998. The increase in selling, general and administrative expenses on an absolute dollar basis was primarily attributable to increased costs associated with the on-going development of infrastructure and business support and increased selling costs associated with the increased sales volume.

    SPECIAL CHARGES

    In 1998, we recorded a write-off of in-process research and development of $8.8 million associated with our acquisition of our Millimeter Wave Communications business. In addition, during 1998, we settled a stockholder class action filed in 1994 and recorded a charge of $1.4 million associated with the settlement of this lawsuit and related legal expenses, net of accruals and insurance proceeds.

OTHER INCOME, NET

    Other income, net increased to $6.3 million in 1999 as compared to $2.5 million in 1998. This increase resulted primarily from increased interest income on higher cash balances and decreased interest expense due to reductions in long-term debt.

INCOME TAX EXPENSE

    Income tax expense increased to $4.4 million in 1999 from $94,000 in 1998. This increase in income tax expense was attributable to our increased profitability, as reflected by the increase in income before income taxes.

    At December 31, 1999, we had federal and Oregon state net operating loss carryforwards for tax reporting purposes of approximately $51.8 million and $21.3 million, respectively. Our ability to use our net operating loss carryforwards against taxable income is subject to additional restrictions and limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change of ownership of TriQuint as defined therein. See Note 7 of Notes to Consolidated Financial Statements.

YEARS ENDED DECEMBER 31, 1998 AND 1997

TOTAL REVENUES

    Total revenues increased 56.4% to $111.6 million in 1998 from $71.4 million in 1997. The increase in total revenues primarily reflects the inclusion of revenues from the newly acquired Millimeter Wave Communications operation since the date of acquisition and a strong demand for wireless communication products, offset by a reduction in demand for telecommunication products. Domestic and international revenues were $84.8 million and $26.8 million in 1998, as compared to $47.1 million and $24.3 million in 1997.

OPERATING COSTS AND EXPENSES

    COST OF GOODS SOLD. Cost of goods sold increased 81.8% to $72.8 million in 1998 from $40.0 million in 1997. Cost of goods sold increased as a percentage of total revenues to 65.2% in 1998 from 56.1% in 1997. The increase in absolute dollar value of cost of goods sold was primarily attributable to the related increase in sales volume. The increase in cost of goods sold as a percentage of total revenues was due to an increase in lower-margin products in the mix of products sold and costs related to the transition to our Hillsboro wafer fabrication facility. However, cost of goods sold, as a percentage of total revenues, improved sequentially over each quarter of 1998 due to continued yield improvements and increases in economies of scale from higher production volumes.

    RESEARCH, DEVELOPMENT AND ENGINEERING. Our research, development and engineering expenses increased 64.8% to $19.0 million in 1998 from $11.5 million in 1997. Research, development and engineering expenses as a percentage of total revenues increased to 17.0% in 1998 from 16.1% in 1997. The increase in research, development and engineering expenses reflected the inclusion of research, development and engineering expenses related to the newly acquired Millimeter Wave Communications operation and increased product development activities and nonrecurring engineering expenses.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 12.5% to $16.0 million in 1998 from $14.2 million in 1997. Selling, general and administrative expenses decreased as a percentage of total revenues to 14.3% in 1998 from 19.9% in 1997. The increase in absolute dollar level of selling, general and administrative expenses was primarily attributable to the inclusion of selling, general and administrative expenses related to the newly acquired Millimeter Wave Communications operation and increased selling expenses associated with increased sales volume. As a percentage of total revenues, the decrease in selling, general and administrative expenses was due to revenues increasing at a faster rate than these expenses.

    SPECIAL CHARGES. During 1998, we recorded a one time write-off of in-process research and development of $8.8 million. This charge was associated with our acquisition of the Millimeter Wave Communications operation.

    During 1998, we settled a stockholder class action filed in 1994 and recorded a charge of $1.4 million associated with the settlement of this lawsuit and related legal expenses, net of accruals and insurance proceeds.

OTHER INCOME, NET

    Other income, net for 1998 increased to $2.5 million as compared to $2.1 million for 1997. This increase resulted primarily from lower interest expense, gain on sale of assets and other miscellaneous receipts, partially offset by lower interest income.

INCOME TAX EXPENSE

    Income tax expense for 1998 decreased to $94,000 from $890,000 for 1997. The decrease in income tax expense was attributable to our operating loss in 1998. At December 31, 1998, we had federal and Oregon state net operating loss carryforwards for tax reporting purposes of approximately $45.7 million and $22.0 million.

QUARTERLY RESULTS OF OPERATIONS

    The following table presents our operating results for each of the eight quarters in the period ended December 31, 1999 as well as those results expressed as a percentage of total revenues. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read together with our audited financial statements and the related notes. These operating results are not necessarily indicative of the results of any future period.

                                                                           THREE MONTHS ENDED
                                        -----------------------------------------------------------------------------------------
                                        DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,
                                          1999       1999        1999       1999        1998       1998        1998       1998
                                        --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                                         (DOLLARS IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Total revenues........................  $ 49,374   $ 42,483    $38,109    $ 33,695    $ 30,938   $ 29,112    $27,874    $ 23,681
Operating costs and expense:
  Cost of goods sold..................    26,931     24,384     22,803      20,951      18,900     17,933     17,610      18,341
  Research, development and
    engineering.......................     6,494      5,475      5,413       4,594       4,917      4,568      5,075       4,424
  Selling, general and
    administrative....................     6,590      5,985      5,766       5,183       4,654      4,288      3,560       3,460
  Special charges.....................        --         --         --          --          --         --         --      10,220
                                        --------   --------    --------   --------    --------   --------    --------   --------
    Total operating costs and
      expenses........................    40,015     35,844     33,982      30,728      28,471     26,789     26,245      36,445
    Income (loss) from operations.....     9,359      6,639      4,127       2,967       2,467      2,323      1,629     (12,764)
Other income, net.....................     2,924      2,256        575         525       1,002        567        441         474
                                        --------   --------    --------   --------    --------   --------    --------   --------
    Income (loss) before income
      taxes...........................    12,283      8,895      4,702       3,492       3,469      2,890      2,070     (12,290)
Income tax expense....................     2,072      1,690        375         279          --         29         65          --
                                        --------   --------    --------   --------    --------   --------    --------   --------
    Net income (loss).................  $ 10,211   $  7,205    $ 4,327    $  3,213    $  3,469   $  2,861    $ 2,005    $(12,290)
                                        ========   ========    ========   ========    ========   ========    ========   ========

AS A PERCENTAGE OF TOTAL REVENUES:
Total revenues........................     100.0%     100.0%     100.0%      100.0%      100.0%     100.0%     100.0%      100.0%
Operating costs and expenses:
  Cost of goods sold..................      54.5       57.4       59.8        62.2        61.1       61.6       63.2        77.4
  Research, development and
    engineering.......................      13.2       12.9       14.2        13.6        15.9       15.7       18.2        18.7
  Selling, general and
    administrative....................      13.3       14.1       15.1        15.4        15.0       14.7       12.8        14.6
  Special charges.....................        --         --         --          --          --         --         --        43.2
                                        --------   --------    --------   --------    --------   --------    --------   --------
    Total operating costs and
      expenses........................      81.0       84.4       89.1        91.2        92.0       92.0       94.2       153.9
    Income (loss) from operations.....      19.0       15.6       10.9         8.8         8.0        8.0        5.8       (53.9)
Other income, net.....................       5.9        5.4        1.5         1.6         3.2        1.9        1.6         2.0
                                        --------   --------    --------   --------    --------   --------    --------   --------
    Income (loss) before income
      taxes...........................      24.9       21.0       12.4        10.4        11.2        9.9        7.4       (51.9)
Income tax expense....................       4.2        4.0        1.0         0.8          --        0.1        0.2          --
                                        --------   --------    --------   --------    --------   --------    --------   --------
    Net income (loss).................      20.7%      17.0%      11.4%        9.6%       11.2%       9.8%       7.2%      (51.9)%
                                        ========   ========    ========   ========    ========   ========    ========   ========

    Our revenues increased in each of the eight quarters ended December 31, 1999. The lower gross margin of 22.6% in the three months ended March 31, 1998 was attributable to certain nonrecurring costs related to the relocation of our wafer fabrication and manufacturing facilities to our new Hillsboro facility.

In connection with the relocation, we realized lower than expected yields on initial products manufactured in the new facility, lower than expected yields on products built in the old fabrication facility during final operation and equipment downtime on some equipment following transfer to the new facility. Thereafter, improvements in production yields and increased economies of scale associated with increased sales volume resulted in increasing gross margins. Our research, development and engineering expense fluctuated from quarter to quarter primarily as a result of the level of expenditures for design activities. Selling, general and administrative expenses increased over the eight quarters as sales volume increased and as we expanded our administrative and support functions. The growth in other income, net in the quarters ended in September 30, 1999 and December 31, 1999 reflects the investment of the proceeds of our July 1999 offering of common stock.

    We expect that our quarterly operating results will continue to fluctuate in the future as a result of risk factors such as cancellation or delay of customer orders or shipments, our success in achieving design wins in which our products are designed into those of our customers, market acceptance of our products and those of our customers, and the variability of the life cycles of our customers' products. Any unfavorable changes in these or other factors could cause our results of operations to suffer as some of these factors have had in the past. Due to potential fluctuations, we believe that period to period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of our future performance.

LIQUIDITY AND CAPITAL RESOURCES

    We completed public offerings of our common stock in July 1999 and September 1995, raising approximately $146.6 million and $48.1 million, respectively, net of offering expenses. In December 1993 and January 1994, we completed our initial public offering, raising approximately $16.7 million, net of offering expenses. In addition, we have funded our operations to date through other sales of equity, bank borrowing, equipment leases and cash flow from operations. As of December 31, 1999, we had working capital of approximately $217.7 million, including $193.3 million in cash, cash equivalents and unrestricted investments.

    We have available a $10.0 million unsecured revolving line of credit with a financial institution. Restrictive covenants included in the line of credit require us to maintain (a) a total liability to tangible net worth ratio of not more than 1.50 to 1.00, (b) a current ratio of not less than 1.75 to 1.00,
(c) minimum tangible net worth greater than $220.8 million and (d) more than $45.0 million of cash and investments, including restricted investments. As of December 31, 1999 we were in compliance with the restrictive covenants contained in and had no borrowings outstanding under the line of credit.

    In May 1996, we entered into a five year synthetic lease through a participation agreement with Wolverine Leasing Corp., Matisse Holding Company and United States National Bank of Oregon ("USNB"). The lease provides for the construction and occupancy of our headquarters and wafer fabrication facility in Hillsboro under an operating lease from Wolverine and provides us with an option to purchase the property or renew our lease for an additional five years. Under the terms of the agreement, USNB and Matisse made loans to Wolverine, which in turn advanced the funds to us for the construction of the Hillsboro facility and other associated costs and expenses. The loan from USNB is collateralized by investment securities we have pledged. These investment securities are classified on our balance sheet as restricted investments. In addition, restrictive covenants in the participation agreement require us to maintain
(a) a total liability to tangible net worth ratio of not more than 1.50 to 1.00,
(b) minimum tangible net worth greater than $50.0 million and (c) more than $45.0 million of cash and liquid investment securities, including restricted securities. As of December 31, 1999, we were in compliance with the covenants described above.

    In November 1997, we entered into a $1.5 million lease agreement for land adjacent to our Hillsboro facility. Under the terms of that agreement, USNB provided loans to Matisse to purchase the land, and

Matisse in turn leased it to us under a renewable one year lease agreement. The loan from USNB is partially collateralized by a guarantee from us. As of December 31, 1999 we were in compliance with the terms of the agreement.

    In January 1998, we acquired our Millimeter Wave Communications operation for approximately $19.5 million in cash and 1,266,919 shares of our common stock then valued at approximately $19.5 million. The cash portion of the purchase price was financed through an operating lease.

    The following table presents a summary of our cash flows:

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Net cash and cash equivalents provided by operating
  activities................................................  $  34,589   $ 10,218   $ 4,152
Net cash and cash equivalents provided (used) by investing
  activities................................................   (121,457)   (10,874)    3,266
Net cash and cash equivalents provided (used) by financing
  activities................................................    149,139     (3,476)   (1,591)
                                                              ---------   --------   -------
Net increase (decrease) in cash and cash equivalents........  $  62,271   $ (4,132)  $ 5,827
                                                              =========   ========   =======

    The $34.6 million of cash provided by operating activities in 1999 related primarily to net income of $25.0 million, as well as to increases in depreciation and amortization of $7.4 million, deferred income taxes of $4.1 million and accounts payable and accrued expenses of $9.5 million. These were offset by increases in accounts receivable of $5.9 million, inventories of $5.0 million and prepaid expenses and other assets of $470,000. The $10.2 million of cash provided by operating activities in 1998 related primarily to a combined increase in accounts payable and accrued expenses of $1.9 million, depreciation and amortization of $5.9 million and a decrease in accounts receivable of $939,000. This was offset by increases in inventories of $2.8 million, gain on disposal of assets of $475,000 and a net loss of $4.0 million. Cash provided by operating activities also included $8.8 million related to the special charges associated with the acquisition of the Millimeter Wave Communications operations business as an offset to the net changes in assets and liabilities. The $4.2 million of cash provided by operating activities in 1997 related primarily to net income of $6.9 million, as well as to increases in depreciation and amortization of $4.2 million and accounts payable and other accrued liabilities of $207,000. These were offset by increases in accounts receivable, inventories, and prepaid expenses and other assets of $4.0 million, $2.4 million and $710,000, respectively.

    The $121.5 million used in investing activities in 1999 related primarily to the purchase of $317.3 million of investments and capital expenditures of $15.3 million, offset in part by the sale and/or maturity of $212.3 million of investments. The $10.9 million used in investing activities in 1998 related to the purchase of $68.0 million of investments and capital expenditures of $5.6 million, offset in part by the sale and/or maturity of $62.3 million of investments. The $3.3 million provided by investing activities in 1997 related to the sale of $46.3 million of investments and a decrease in restricted investments of $504,000. These were offset in part by the purchase of $42.4 million of investments and capital expenditures of $1.4 million. We will continue to monitor interest rates to enhance return on our cash and short-term investments while maintaining a high degree of liquidity.

    The $149.1 million of cash provided by financing activities in 1999 related primarily to the issuance of common stock of $154.3 million and was offset in part by payment of principal on capital leases of $5.2 million. Cash used by financing activities of $3.5 million and $1.6 million in 1998 and 1997, respectively, is primarily the result of net principal payments under capital lease obligations and installment notes, partially offset by the proceeds of the issuance of common stock upon option exercises.

    Cash used for capital expenditures in 1999 was approximately $16.5 million. We anticipate that our capital equipment needs, including manufacturing and test equipment, facilities expansion and computer hardware and software, will require additional expenditures of approximately $60.9 million over the next twelve months. Our existing capital lease and installment note obligations, which totalled $9.1 million as of December 31, 1999, relate to the financing of machinery and equipment. We did not establish any new capital leases during 1999.

    On February 14, 2000, we announced that we would offer approximately $275 million of convertible subordinated Notes due in 2007 to qualified institutional buyers in a private placement. We believe that our current cash and cash equivalent balances, together with cash anticipated to be generated from operations and anticipated financing arrangements including the proceeds of the offering if any, will satisfy our projected working capital and capital expenditure requirements, at a minimum, for the next twelve months. However, we may be required to finance any additional requirements through additional equity, or debt financings or credit facilities. We may not be able to obtain additional financing or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We do not expect SFAS No. 133 to have a significant impact on our consolidated financial statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

OUR OPERATING RESULTS MAY FLUCTUATE SUBSTANTIALLY, WHICH MAY CAUSE OUR STOCK
  PRICE TO FALL.

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

    - variations in manufacturing yields;

    - timing of announcements and introduction of new products by us and our competitors;

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

    We expect that our operating results will continue to fluctuate in the future as a result of these and other factors. Any unfavorable changes in these or other factors could cause our results of operations to suffer as they have in the past, based upon some of these factors. If our operating results are not within the market's expectations, then our stock price may fall. For example, in June 1994, Nortel, formerly Northern Telecom, requested that we delay shipment of some of our products. Nortel was then our largest customer and the delay, together with lower than expected orders, materially reduced our revenues and results of operations in the second quarter and for the remainder of 1994. Due to potential fluctuations, we believe that period to period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of our future performance.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PART OF OUR REVENUES.

    Sales to a limited number of customers have accounted for a significant portion of our revenues in each fiscal period. In recent periods, sales to some of our major customers as a percentage of total revenues have fluctuated. In 1997, Nortel accounted for approximately 12.0% of total revenues. In 1998, Nokia accounted for approximately 12.0% and Raytheon accounted for approximately 11.7% of total revenues. In 1999, Nokia and Nortel accounted for approximately 21.0% and 17.3%, respectively, of our total revenues. We expect that sales to a limited number of customers will continue to account for a substantial portion of our total revenues in future periods. We do not have long-term agreements with any of our customers. Customers generally purchase our products pursuant to cancelable short-term purchase orders. Our results of operations have been negatively affected in the past by the failure of anticipated orders to materialize and by delays in or cancellations of orders. If we were to lose a major customer or if orders by or shipments to a major customer were to otherwise decrease or be delayed, our results of operations would be harmed.

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

OUR OPERATING RESULTS MAY SUFFER IF WE DO NOT EXPAND OUR MANUFACTURING CAPACITY
  IN A TIMELY MANNER.

    We plan to increase our capacity by converting our existing Hillsboro, Oregon facility to accommodate equipment that uses six-inch (150 millimeter) wafer production. We do not have any experience processing six-inch wafers in our fabrication facilities. Our inexperience may result in lower volume of production or higher cost of goods sold. We may be required to redesign our processes and procedures substantially to accommodate the larger wafers. As a result, implementing additional capacity for six-inch wafers may take longer than planned, which could harm our results of operations. If we fail to successfully transition to six-inch wafers in a timely manner or our manufacturing yields decline, our relationships with our customers may be harmed.

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

WE MAY FACE FINES OR OUR FACILITIES COULD BE CLOSED IF WE FAIL TO COMPLY WITH
  ENVIRONMENTAL REGULATIONS.

    Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in our manufacturing process. For our manufacturing facility located in Hillsboro, Oregon, we provide our own manufacturing waste treatment and contract for disposal of some materials. We are required by the State of Oregon Department of Environmental Quality to report usage of environmentally hazardous materials.

    At our Texas facility, we utilize Texas Instruments' industrial waste water treatment facilities and services for the pre-treatment and discharge of waste water generated by us, pursuant to the Asset Purchase Agreement dated
January 8, 1998. Our waste water streams are commingled with those of Texas Instruments and are covered by Texas Instruments' waste water permit.

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

OUR BUSINESS WILL BE IMPACTED IF SYSTEMS MANUFACTURERS DO NOT USE GALLIUM
  ARSENIDE COMPONENTS.

    Silicon semiconductor technologies are the dominant process technologies for integrated circuits and the performance of silicon integrated circuits continues to improve. Our prospective customers may be systems designers and manufacturers who are evaluating such silicon technologies and in particular, silicon germanium, versus gallium arsenide integrated circuits for use in their next generation high performance systems. Customers may be reluctant to adopt our products because of:

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

OUR RESULTS OF OPERATIONS MAY SUFFER IF WE DO NOT COMPETE SUCCESSFULLY.

    The semiconductor industry is intensely competitive and is characterized by rapid technological change, rapid product obsolescence and price erosion. Currently, we compete primarily with manufacturers of high performance silicon integrated circuits such as Applied Micro Circuits, Motorola and Philips and with manufacturers of gallium arsenide integrated circuits such as Anadigics, Conexant, Raytheon, RF MicroDevices and Vitesse. We also face competition from the internal semiconductor operations of some of our current and potential customers. We expect increased competition from existing competitors and from a number of companies that may enter the gallium arsenide integrated circuits market, as well as future competition from companies that may offer new or emerging technologies such as silicon germanium. Most of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. Manufacturers of high performance silicon integrated circuits have achieved greater market acceptance of their existing products and technologies in some applications.

    We compete with both gallium arsenide and silicon suppliers in the wireless, data communications and telecommunications markets. In the microwave and millimeter wave markets, our competition is primarily from a limited number of gallium arsenide suppliers, which are in the process of expanding their product offerings to address commercial applications other than aerospace.

    Our prospective customers are typically systems designers and manufacturers that are considering the use of gallium arsenide integrated circuits for their high performance systems. Competition is primarily based on performance elements such as speed, complexity and power dissipation, as well as price, product quality and ability to deliver products in a timely fashion. Due to the proprietary nature of our products, competition occurs almost exclusively at the system design stage. As a result, a design win by us or our competitors typically limits further competition with respect to manufacturing a given design.

OUR OPERATING RESULTS MAY SUFFER DUE TO DECLINING DEMAND FOR SEMICONDUCTORS.

    From time to time, the semiconductor industry has experienced significant downturns and wide fluctuations in product supply and demand. This cyclicality has led to significant imbalances in demand and production capacity. It has also accelerated the decrease of average selling prices per unit. We may experience periodic fluctuations in our future financial results because of these or other industry-wide conditions.

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

WE MUST MANAGE OUR GROWTH.

    Our total number of employees grew to 802 in 1999 from 679 in 1998 and 371 in 1997. The resulting growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial and management information systems to keep pace with the growth of our business.

IF WE DO NOT HIRE AND RETAIN KEY EMPLOYEES, OUR BUSINESS WILL SUFFER.

    Our future success depends in large part on the continued service of our key technical, marketing and management personnel. We also depend on our ability to continue to identify, attract and retain qualified technical employees, particularly highly skilled design, process and test engineers involved in the manufacture and development of our products and processes. We must also recruit and train employees to manufacture our products without a substantial reduction in manufacturing yields. There are many other semiconductor companies located in the communities near our facilities and it may become increasingly difficult for us to attract and retain those employees. The competition for these employees is intense, and the loss of key employees could negatively affect us.

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

    - discontinue the use of certain processes; or

    - obtain licenses to the technology.

    We may be unsuccessful in developing non-infringing products or negotiating licenses upon reasonable terms, or at all. These problems might not be resolved in time to avoid harming our results of operations. If any third party makes a successful claim against our customers or us and a license is not made available to us on commercially reasonable terms, our business could be harmed.

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

OUR BUSINESS MAY SUFFER DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES.

    Our sales outside of the United States were 38.4% of total revenues in 1999, 24.0% of total revenues in 1998 and 34.0% total revenues in 1997. We face inherent risks from these sales, including:

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

OUR STOCK WILL LIKELY BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS
  DUE TO A NUMBER OF FACTORS, MANY OF WHICH WILL BE BEYOND OUR CONTROL, THAT MAY PREVENT OUR STOCKHOLDERS FROM RESELLING OUR COMMON STOCK AT A PROFIT.

    The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of $258.00 to a low of $10.33 during the 52 weeks ended February 11, 2000. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

WE FACE RISKS FROM THE YEAR 2000 ISSUE.

    Many information technology hardware and software systems, as well as other non-information technology equipment utilizing microprocessors, can accept only two digit entries in the date code field. To operate using dates after December 31, 1999, the date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000" issue. Prior to December 31, 1999, we initiated and completed a comprehensive Year 2000 audit program, which consisted of a six step plan to inventory and correct any systems that were not Year 2000 compliant. Because of the existence of numerous systems and related components within our organization and the interdependency of these systems, it is possible that some of our systems, or systems at our suppliers, may still fail to operate in the year 2000. To date, we have not, nor to our knowledge, have our suppliers, manufacturers and third party vendors, experienced any material Year 2000-related problems. However, we cannot determine if we will be subject to Year 2000 compliance problems in the future, particularly with respect to February 29, 2000, or if Year 2000 problems have arisen that we have failed to detect to date. Our inability to maintain Year 2000 compliance or the failure of one or more of our systems or our suppliers' systems may have a material impact on our future operating results.

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

    STOCKHOLDER PROPOSALS AND NOMINATIONS. Our stockholders must give advance notice, generally 120 days prior to the relevant meeting, to nominate a candidate for director or present a proposal to our stockholders at a meeting. These notice requirements could inhibit a takeover by delaying stockholder action.

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

WE WILL BE INCREASING OUR INDEBTEDNESS SUBSTANTIALLY.

    On February 14, 2000, we announced that we intend to offer to sell approximately $275.0 million of subordinated convertible notes in a private placement to qualified institutional buyers. As a result of the sale of the notes, we will incur $275.0 million of additional indebtedness (assuming that the initial purchasers' over-allotment option is not exercised), increasing our ratio of debt to equity (expressed as a percentage) from approximately 3.0% to approximately 94.1% as of December 31, 1999, on a pro forma basis (excluding our synthetic leases) giving effect to the sale of the notes. Our other indebtedness is principally comprised of operating, synthetic and capital leases. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

    - make it difficult for us to make payments on the notes,

    - make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

    - require us to dedicate a substantial portion of our expected cash flow from operations to service our indebtedness, which would reduce the amount of our expected cash flow available for other purposes, including working capital and capital expenditures;

    - limit our flexibility in planning for, or reacting to changes in, our business; and

    - make us more vulnerable in the event of a downturn in our business.

There can be no assurance that we will be able to meet our debt service obligations, including our obligation under the notes.

WE MAY NOT BE ABLE TO PAY OUR DEBT AND OTHER OBLIGATIONS.

    If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the $275 million of subordinated convertible notes, or our other obligations, we would be in default under the terms thereof. A default under the indenture would permit the holders of the notes to accelerate the maturity of the notes and could cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we can not assure you that we would be able to repay amounts due in respect of the notes if payment of the notes were to be accelerated following the occurrence of an event of default as defined in the indenture.

YEAR 2000 READINESS

    Many information technology hardware and software systems, as well as other non-information technology equipment utilizing microprocessors, can accept only two digit entries in the date code field. To operate using dates after December 31, 1999, the date code fields need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000" issue.

    STATE OF READINESS. In October 1999, we completed a comprehensive Year 2000 audit program, which consisted of a six step plan to inventory and correct any non-compliant systems. These six steps were: inventory, assessment, planning, remediation, testing and implementation. Our audit program encompassed a review of information technology systems used in our internal business as well as non-information technology systems such as manufacturing systems and building systems. It also included an audit and evaluation of third party vendors, manufacturers and suppliers. Our products have no specific date functions or date dependencies and operate according to specifications through the Year 2000 date rollover and thereafter.

    COSTS. We do not believe that the historical or anticipated costs of remediation had, or will have, a material effect on our financial condition or results of operations. For information technology systems and most non-information technology systems, the costs of remediation were encompassed in the normal anticipated expenditures for maintenance contracts and version upgrades. We had no significant total incremental costs of remediation.

    RISKS. To date, we have not experienced any disruptions in our business due to Year 2000 compliance problems. Because of our numerous systems and related components and the interdependency of these systems, it is possible that certain of our systems, or systems at entities that provide us services or goods may still fail to operate in the Year 2000.

ITEM 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

    The Consolidated Financial Statements and Related Notes of Triquint as of December 31, 1999 and 1998 and for the three year period ended December 31, 1999 and the independent accountants report are set forth on pages F-1 to F-22 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item will be included under the captions ELECTION OF DIRECTORS, EXECUTIVE OFFICERS and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE contained in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference. Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report in "Business--Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

    Information required by this item will be included under the caption EXECUTIVE COMPENSATION contained in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item will be included under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT contained in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item will be included under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS contained in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)(1)  CONSOLIDATED FINANCIAL STATEMENTS

    The Consolidated Financial Statements, together with the report thereon of KPMG LLP are set forth on pages F-1 - F-22 attached hereto and are incorporated herein by reference.

    TriQuint Semiconductor, Inc.:

       Independent Auditors' Report

       Consolidated Balance Sheets as of December 31, 1999 and 1998

       Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

       Notes to Consolidated Financial Statements

    (a)(2)  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

    The following schedule is filed herewith:

                                                              PAGE NO.
                                                              --------
Schedule II Valuation and Qualifying Accounts...............    S-1

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

    (a)(3)  EXHIBITS

     EXHIBIT NO.
---------------------
 3.1(7)                 Certificate Incorporation of Registrant

 3.1.1                  Certificate of Amendment to Certificate of Incorporation

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

10.13.5(1)              Letter Agreement dated August 31, 1993 between AT&T and
                          Registrant.

10.13.6(1)              Warrant to Purchase Shares of Series D Convertible Preferred
                          Stock of Registrant dated August 31, 1993 issued to AT&T.

10.14(1*)               Agreement dated May 6, 1993 between Comlinear Corporation
                          and the Registrant.

10.15(1*)               Agreement of Purchase and Sale for Semiconductor Products
                          between Northern Telecom Canada Limited and Registrant
                          dated July 8, 1993.

     EXHIBIT NO.
---------------------
10.16(4)                Participation Agreement dated May 17, 1996 among the
                          Registrant, Wolverine Leasing Corp., Matisse Holding
                          Company and United States National Bank of Oregon
10.17(4)                Lease dated May 17, 1996 between the Registrant and
                          Wolverine Leasing Corp.
10.18(6)                1996 Stock Incentive Program and forms of agreement
                          thereunder.
10.19(7)                Form of Indemnification Agreement executed by Registrant and its officers and directors pursuant to Delaware
                          reincorporation.
10.20(8)                Master Lease Agreement between Registrant and General
                          Electric Capital Corporation, dated June 27, 1997, and
                          Equipment Schedules G-1, G-2, and G-3, each dated
                          January 13, 1998.
10.21(8)                Asset Purchase Agreement, dated as of January 8, 1998, by
                          and between Raytheon TI Systems, Inc. and the Company, and related exhibits.
10.22(9)                1998 Nonstatutory Stock Option Plan, and forms of agreement thereunder.
10.23(10)               1998 Employee Stock Purchase Plan, and forms of agreement
                          thereunder.
23.1                    Independent Auditors' Consent
27.1                    Financial Data Schedule

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

 (6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-81273) as declared effective by the Securities and Exchange Commission on June 22, 1999.

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

(b) REPORTS ON FORM 8-K

    The Company filed a Registration Statement on Form 8-K (File No. 000-22660) with the Securities and Exchange Commission on February 14, 2000.

(c) EXHIBITS

    See Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

    See Item 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TRIQUINT SEMICONDUCTOR, INC.

                                                       By:               /s/ STEVEN J. SHARP
                                                            ---------------------------------------------
                                                                           Steven J. Sharp
                                                               PRESIDENT, CHIEF EXECUTIVE OFFICER AND
Date: February 15, 2000                                          CHAIRMAN OF THE BOARD OF DIRECTORS

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven J. Sharp and Edson H. Whitehurst, Jr., and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----
              /s/ STEVEN J. SHARP                 President, Chief Executive Officer
   ------------------------------------------       and Chairman (Principal Executive  February 15, 2000
                Steven J. Sharp                     Officer)

                                                  Vice President, Finance and
          /s/ EDSON H. WHITEHURST, JR.              Administration, Chief Financial
   ------------------------------------------       Officer and Secretary (Principal   February 15, 2000
            Edson H. Whitehurst, Jr.                Financial and Accounting Officer)

                /s/ PAUL A. GARY
   ------------------------------------------     Director                             February 15, 2000
                  Paul A. Gary

            /s/ CHARLES SCOTT GIBSON
   ------------------------------------------     Director                             February 15, 2000
              Charles Scott Gibson

   ------------------------------------------     Director
                 Nicolas Kauser

              /s/ WALDEN C. RHINES
   ------------------------------------------     Director                             February 15, 2000
                Walden C. Rhines

               /s/ EDWARD F. TUCK
   ------------------------------------------     Director                             February 15, 2000
                 Edward F. Tuck

                          TRIQUINT SEMICONDUCTOR, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

                                                                PAGE
                                                              --------
Independent Auditors' Report................................    F-2

Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    F-3

Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................    F-4

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............    F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999,
  1998 and 1997.............................................    F-6

Notes to Consolidated Financial Statements..................    F-7

Financial Statement Schedule--Schedule II--Valuation and
  Qualifying Accounts.......................................    S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
TriQuint Semiconductor, Inc.:

    We have audited the consolidated financial statements of TriQuint Semiconductor, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriQuint Semiconductor, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of its operations, and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                    /s/ KPMG LLP

Portland, Oregon
February 4, 2000, except for Note 13
    which is as of February 11, 2000

                          TRIQUINT SEMICONDUCTOR, INC.

                          CONSOLIDATED BALANCE SHEETS

             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 76,873   $ 14,602
  Investments...............................................   116,465     11,460
  Trade accounts receivable, net............................    26,909     21,020
                                                              --------   --------
                                                               220,247     47,082
                                                              --------   --------
  Inventories:
    Raw material............................................     4,425      5,066
    Work in process.........................................    16,078     10,749
    Finished goods..........................................     4,173      3,891
                                                              --------   --------
                                                                24,676     19,706
                                                              --------   --------
  Deferred income taxes.....................................     3,500         --
  Prepaid expenses and other assets.........................     2,516      2,028
                                                              --------   --------
      Total current assets..................................   250,939     68,816
                                                              --------   --------
Property, plant and equipment, net..........................    38,657     30,529
Deferred income taxes.......................................     7,450         --
Other non-current assets, net...............................     2,732      1,798
Restricted investments......................................    40,163     40,163
                                                              --------   --------
      Total assets..........................................  $339,941   $141,306
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of capital lease and installment note
    obligations.............................................     4,320      4,934
  Accounts payable..........................................    14,633     10,027
  Other accrued liabilities.................................     9,382      6,237
  Accrued payroll...........................................     4,907      3,124
                                                              --------   --------
      Total current liabilities.............................    33,242     24,322
Capital lease and installment note obligations, less current
  installments..............................................     4,783      9,369
                                                              --------   --------
      Total liabilities.....................................    38,025     33,691
                                                              --------   --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value. Authorized 5,000,000
    shares at December 31, 1999 and 1998; none issued and
    outstanding at December 31, 1999 and 1998...............        --         --
  Common stock, $.001 par value. Authorized 200,000,000 and
    25,000,000 shares at December 31, 1999 and 1998,
    respectively; issued and outstanding 18,921,720 and
    14,327,670 shares at December 31, 1999 and 1998,
    respectively............................................        19         14
  Additional paid-in capital................................   302,918    133,578
  Accumulated deficit.......................................    (1,021)   (25,977)
                                                              --------   --------
      Total stockholders' equity............................   301,916    107,615
                                                              --------   --------
      Total liabilities and stockholders' equity............  $339,941   $141,306
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                          TRIQUINT SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Total revenues...........................................  $  163,663   $  111,605   $   71,367
Operating costs and expenses:
  Cost of goods sold.....................................      95,069       72,784       40,028
  Research, development and engineering..................      21,976       18,984       11,518
  Selling, general and administrative....................      23,524       15,962       14,188
  Special charges........................................          --       10,220           --
                                                           ----------   ----------   ----------
        Total operating costs and expenses...............     140,569      117,950       65,734
                                                           ----------   ----------   ----------
        Income (loss) from operations....................      23,094       (6,345)       5,633
                                                           ----------   ----------   ----------
Other income (expense):
  Interest income........................................       7,279        3,375        3,497
  Interest expense.......................................      (1,062)      (1,454)      (1,463)
  Other, net.............................................          61          563           83
                                                           ----------   ----------   ----------
                                                                6,278        2,484        2,117
                                                           ----------   ----------   ----------
        Income (loss) before income taxes................      29,372       (3,861)       7,750
Income tax expense.......................................       4,416           94          890
                                                           ----------   ----------   ----------
        Net income (loss)................................  $   24,956   $   (3,955)  $    6,860
                                                           ==========   ==========   ==========
Per share data:
  Net income (loss):
    Basic................................................  $     1.53   $    (0.28)  $     0.55
                                                           ==========   ==========   ==========
    Diluted..............................................  $     1.34   $    (0.28)  $     0.50
                                                           ==========   ==========   ==========
  Weighted average shares:
    Basic................................................  16,296,068   14,099,484   12,559,965
    Diluted..............................................  18,583,523   14,099,484   13,662,323

          See accompanying notes to consolidated financial statements.

                          TRIQUINT SEMICONDUCTOR, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                      PREFERRED STOCK          COMMON STOCK        ADDITIONAL                     TOTAL
                                   ---------------------   ---------------------    PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                    SHARES      AMOUNT       SHARES      AMOUNT     CAPITAL       DEFICIT        EQUITY
                                   ---------   ---------   ----------   --------   ----------   -----------   -------------
Balance, December 31, 1996.......        --    $     --    12,285,188     $12       $109,116      $(28,882)     $ 80,246
Issuance of common stock under
  option plans and warrant
  exercises......................        --          --       384,114       1          1,427            --         1,428
Issuance of common stock under
  stock purchase plan............        --          --        72,046      --            996            --           996
Tax benefit of stock option
  exercises......................        --          --            --      --            508            --           508
Net income.......................        --          --            --      --             --         6,860         6,860
                                   ---------   ---------   ----------     ---       --------      --------      --------
Balance, December 31, 1997.......        --          --    12,741,348      13        112,047       (22,022)       90,038
Issuance of common stock under
  option plans and warrant
  exercises......................        --          --       152,759      --            498            --           498
Issuance of common stock under
  stock purchase plan............        --          --       166,644      --          1,924            --         1,924
Issuance of common stock for
  acquisition of Millimeter Wave
  Communications operations......        --          --     1,266,919       1         19,109            --        19,110
Net loss.........................        --          --            --      --             --        (3,955)       (3,955)
                                   ---------   ---------   ----------     ---       --------      --------      --------
Balance, December 31, 1998.......        --          --    14,327,670      14        133,578       (25,977)      107,615
Issuance of common stock under
  option plans and warrant
  exercises......................        --          --       577,461       1          4,927            --         4,928
Issuance of common stock under
  stock purchase plan............        --          --       263,427      --          2,824            --         2,824
Issuance of common stock, net....        --          --     3,753,162       4        146,583            --       146,587
Tax benefit of stock option
  exercises......................        --          --            --      --         15,006            --        15,006
Net income.......................        --          --            --      --             --        24,956        24,956
                                   ---------   ---------   ----------     ---       --------      --------      --------
Balance, December 31, 1999.......        --    $     --    18,921,720     $19       $302,918      $ (1,021)     $301,916
                                   =========   =========   ==========     ===       ========      ========      ========

          See accompanying notes to consolidated financial statements.

                          TRIQUINT SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $  24,956   $ (3,955)  $  6,860
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................      7,424      5,889      4,249
    Non-cash special charge.................................         --      8,820         --
    Gain on sale of assets..................................        (53)      (475)       (32)
    Change in assets and liabilities:
      Receivables...........................................     (5,889)       939     (3,984)
      Inventories...........................................     (4,970)    (2,795)    (2,438)
      Deferred income taxes.................................      4,056         --         --
      Prepaid expenses and other assets.....................       (470)       (66)      (710)
      Accounts payable......................................      4,606       (453)      (896)
      Other accrued liabilities.............................      4,929      2,314      1,103
                                                              ---------   --------   --------
        Net cash provided by operating activities...........     34,589     10,218      4,152
                                                              ---------   --------   --------
Cash flows from investing activities:
  Purchase of investments...................................   (317,341)   (67,993)   (42,410)
  Sale of investments.......................................    212,336     62,262     46,290
  Decrease in restricted cash...............................         --         --        504
  Capital expenditures......................................    (15,289)    (5,618)    (1,388)
  Purchase of preferred stock in investee company...........     (1,248)        --         --
  Proceeds from sale of assets..............................         85        475        270
                                                              ---------   --------   --------
        Net cash provided (used) by investing activities....   (121,457)   (10,874)     3,266
                                                              ---------   --------   --------
Cash flows from financing activities:
  Principal payments under capital lease and installment
    note obligations........................................     (5,200)    (5,508)    (4,015)
  Issuance of common stock, net.............................    154,339      2,032      2,424
                                                              ---------   --------   --------
        Net cash provided (used) by financing activities....    149,139     (3,476)    (1,591)
                                                              ---------   --------   --------
        Net increase (decrease) in cash and cash
          equivalents.......................................     62,271     (4,132)     5,827
Cash and cash equivalents at beginning of year..............     14,602     18,734     12,907
                                                              ---------   --------   --------
Cash and cash equivalents at end of year....................  $  76,873   $ 14,602   $ 18,734
                                                              =========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest................................................  $   1,062   $  1,452   $  1,489
                                                              =========   ========   ========
    Income taxes............................................  $     400   $      4   $     54
                                                              =========   ========   ========
Supplemental schedule of non-cash investing and financing
  activities:
  Purchase of assets through capital lease and installment
    notes...................................................         --      2,216      8,346
  Tax benefit of stock option exercises.....................     15,006         --        508
  Recorded in acquisition of Millimeter Wave:
    Receivables.............................................         --      5,973         --
    Inventories.............................................         --      4,623         --
    Prepaid expenses and other assets.......................         --      2,839         --
    Equipment...............................................         --        987         --
    Accounts payable........................................         --      1,743         --
    Accrued liabilities.....................................         --      1,999         --
    Common stock............................................         --     19,500         --

          See accompanying notes to consolidated financial statements.

                          TRIQUINT SEMICONDUCTOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) DESCRIPTION OF THE COMPANY

    TriQuint Semiconductor, Inc. (the Company) is a leading supplier of high performance gallium arsenide integrated circuits for the wireless communications, telecommunications, data communications and aerospace markets. The Company's products incorporate its proprietary analog and mixed signal design and its advanced gallium arsenide manufacturing processes to address a broad range of applications and customers.

    (b) PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

    (c) MANAGEMENT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (d) REVENUE RECOGNITION

    Standard product revenue is recognized upon shipment of product. The Company recognizes revenue on foundry and customer-specific products based on certain design, manufacturing and other milestones. The Company recognizes revenue on cost plus contracts as work is performed.

    (e) CASH EQUIVALENTS

    The Company considers all highly liquid debt and equity instruments purchased with an original maturity of three months or less to be cash equivalents.

    (f) INVESTMENTS

    The Company's investments, both restricted and unrestricted, are comprised of medium term corporate notes, commercial paper and market auction preferred stock and have been classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The available-for-sale securities are carried at market value.

    (g) TRADE ACCOUNTS RECEIVABLE

    Trade accounts receivable are shown net of an allowance for doubtful accounts of $843 and $262 at December 31, 1999 and 1998, respectively.

                          TRIQUINT SEMICONDUCTOR, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (h) INVENTORIES

    Inventories are stated at the lower of cost (approximates actual cost on a first-in, first-out basis) or market (net realizable value). The cost of certain inventories has been reduced by $5,156 and $2,422 at December 31, 1999 and 1998, respectively.

    (i) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost. Machinery and equipment under capital leases are stated at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value of the leased assets at the inception of the lease.

    Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows: five years for machinery and equipment, furniture and fixtures and computer equipment; three to seven years for leasehold improvements; and ten years for buildings. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the term of the related lease. Depreciation begins at the time assets are placed in service. Maintenance and repairs are expensed as incurred.

    (j) RESEARCH AND DEVELOPMENT COSTS

    The Company charges research and development costs associated with the development of new products to expense when incurred.

    Engineering and design costs related to revenues on non-recurring engineering services billed to customers are classified as cost of goods sold.

    (k) COMPREHENSIVE INCOME

    The Company has adopted the provisions of SFAS No. 130, REPORTING COMPREHENSIVE INCOME. The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. There is no difference between net income (loss) and comprehensive income (loss).

    (l) NET INCOME PER SHARE

    The Company has adopted SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 requires presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share is net income available to common shareholders divided by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is similar to basic except that the denominator includes potential common

                          TRIQUINT SEMICONDUCTOR, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

shares that, had they been issued, would have had a dilutive effect. The reconciliation of shares used to calculate basic and diluted income (loss) per share consists of the following:

                                              1999         1998         1997
                                           ----------   ----------   ----------
Basic weighted average shares of common
  stock..................................  16,296,068   14,099,484   12,559,965

Effect of dilutive securities:
  Stock options and warrants.............   2,287,455           --    1,102,358
                                           ----------   ----------   ----------
Diluted weighted average shares of common
  stock..................................  18,583,523   14,099,484   13,662,323
                                           ==========   ==========   ==========

    Common stock equivalents related to stock options and warrants totaling 91,297, 664,247 and 56,358 are anti-dilutive and, therefore, were not included in the diluted net income (loss) per share calculation for the years ended December 31, 1999, 1998 and 1997, respectively.

    (m) INCOME TAXES

    The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

    (n) FINANCIAL INSTRUMENTS

    The carrying amount of cash equivalents, investments, trade accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The fair value of long-term borrowings were estimated by discounting the future cash flows using market interest rates and does not differ significantly from that reflected in the accompanying financial statements.

    Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    (o) STOCK OPTION PLANS

    The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market

                          TRIQUINT SEMICONDUCTOR, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

price of the underlying stock exceeded the exercise price. The Company also applies SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

(2)  MILLIMETER WAVE COMMUNICATIONS ACQUISITION

    On January 13, 1998, the Company acquired substantially all of the assets of the Millimeter Wave Communications operation of the former Texas Instruments' Defense Systems and Electronics Group from Raytheon TI Systems, Inc. (RTIS), a Delaware corporation and a wholly owned subsidiary of Raytheon Company. The Millimeter Wave Communications business designs, develops, manufactures and markets advanced GaAs MMIC products which are used in defense and commercial applications. Pursuant to an Asset Purchase Agreement (the Agreement) with RTIS, the Company acquired the Millimeter Wave Communications business for approximately $19,500 in cash and 1,266,919 shares of the Company's common stock valued at approximately $19,500 for total purchase consideration of approximately $39,000. The cash portion of the purchase price was financed through an operating lease arrangement involving certain assets pursuant to the Agreement.

    The following table presents the purchase price allocations associated with this acquisition:

Tangible assets.............................................  $28,048
Workforce in place and purchased technology.................    2,132
In-process research and development.........................    8,820
                                                              -------
                                                              $39,000
                                                              =======

    Workforce in place and purchased technology, classified as other non-current assets, are amortized on a straight-line basis over seven years, and are shown net of related accumulated amortization of $657, $362 and $-0- at December 31, 1999, 1998 and 1997, respectively.

    The Company allocated the purchase price based on the fair value of the net tangible and intangible assets acquired. In performing this allocation, the Company considered, among other factors, the research and development projects in process at the date of acquisition. Millimeter Wave Communication's in-process research and development program consisted of the development of its advanced pHEMT and HBT processes for millimeter wave applications (the projects). At the date of the acquisition, Millimeter Wave Communications' research and development was not complete and total continuing research and development commitments to complete the projects were expected to be approximately $11.0 million. The projects are still in process and we had spent approximately $4.2 million as of December 31, 1999. The projects were anticipated to be successfully completed within three to four years of the acquisition date. No significant changes in the foregoing schedule were anticipated as of December 31, 1999. The value assigned to purchased in-process research and development was determined by estimating the costs to develop Millimeter Wave Communications' purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. In estimating the value of qualifying in-process research and development, a

                          TRIQUINT SEMICONDUCTOR, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

(2)  MILLIMETER WAVE COMMUNICATIONS ACQUISITION (CONTINUED)

stage of completion factor was applied to exclude cash flows related to development efforts not yet underway. A discount rate of 75% was used for valuing the in-process research and development and is intended to be commensurate with rates of return demanded by venture capital investors for investments in start-up companies with similar risks to those of the in-process products. Additionally, the projects will require maintenance expenditures if and when they reach a state of technological and commercial feasibility.

    The pro forma results shown below assume the acquisition described above occurred as of the beginning of the earliest year presented, and exclude special charges for in-process research and development totaling $8,820.

                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1997
                                                          --------   --------
Revenues................................................  $112,407   $ 95,170
Net income..............................................     4,417      4,383
Diluted net income per share............................      0.31       0.29

    The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. In addition, they are not intended to be a projection of future results that may be achieved from the combined operations.

(3)  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Machinery and equipment...................................  $48,150    $47,539
Land......................................................    4,023         --
Leasehold improvements....................................    4,471      2,507
Building and equipment....................................       --        103
Furniture and fixtures....................................    1,558      1,657
Computer equipment........................................   12,739     11,841
Assets in process.........................................   11,988      7,192
Other.....................................................      619        619
                                                            -------    -------
                                                             83,548     71,458
Less accumulated depreciation and amortization............   44,891     40,929
                                                            -------    -------
                                                            $38,657    $30,529
                                                            =======    =======

    In 1999, the Company purchased additional property adjacent to the Hillsboro facility. This property was acquired for $4,023 in cash. The property is approximately 17 acres and will provide for future expansion.

                          TRIQUINT SEMICONDUCTOR, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

(4)  CAPITAL LEASE AND INSTALLMENT NOTE OBLIGATIONS

    At December 31, 1999 and 1998, the Company had outstanding $9,103 and $14,303, respectively of capital leases and installment notes with interest rates ranging from 7.9% to 9.9%. The notes are payable in monthly installments of principal and interest through 2003 and are secured by equipment with a net book value of $8,899 and $14,002 at December 31, 1999 and 1998, respectively.

    Additionally, the Company leases certain equipment under capital and operating leases. The future minimum lease payments under installment notes and non-cancelable leases as of December 31, 1999 are as follows:

                                                          INSTALLMENT
                                                           NOTES AND
                                                            CAPITAL     OPERATING
                                                            LEASES       LEASES
                                                          -----------   ---------
Year ending:
  2000..................................................    $ 4,892      $13,593
  2001..................................................      3,091        5,825
  2002..................................................      1,705        2,047
  2003..................................................        389        1,024
                                                            -------      -------
          Total.........................................     10,077      $22,489
                                                                         =======
Less amounts representing interest......................        974
                                                            -------
          Present value of minimum payments.............      9,103
Less current installments...............................      4,320
                                                            -------
                                                            $ 4,783
                                                            =======

    Amounts applicable to capital leases and installment notes, which are included in machinery and equipment, are summarized as follows:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Machinery and equipment...................................  $22,666    $26,149
Less accumulated amortization.............................   13,767     12,147
                                                            -------    -------
                                                            $ 8,899    $14,002
                                                            =======    =======

    Rent expense under operating leases was $12,884, $9,779 and $2,736 during the years ended December 31, 1999, 1998 and 1997, respectively.

    The Company entered into a five year agreement to construct and lease an office building and fabrication facility in Hillsboro, Oregon (the Hillsboro Facility) in 1996. Rent obligations began in February of 1997 and are equal to the lessor's debt service costs. At the end of the lease term, the Company may
(i) renew the lease for up to five additional years, (ii) exercise its purchase option, or (iii) cause the leased assets to be sold to a third party whereby the Company guarantees up to a maximum of

                          TRIQUINT SEMICONDUCTOR, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

(4)  CAPITAL LEASE AND INSTALLMENT NOTE OBLIGATIONS (CONTINUED)

85% of the original cost. The future minimum lease payments stated above exclude any payments required at the end of the lease term.

    As part of the above lease, the Company restricted $40,163 of its securities as collateral for specified obligations of the lessor under the lease. These securities are restricted as to withdrawal and are managed by the Company subject to certain limitations under its investment policy. In addition, the Company must maintain a minimum consolidated tangible net worth of $50.0 million, total liabilities to net worth ratio equal to or less than 1.50 to 1.00 and maintain cash and liquid investments, including restricted investments, greater than $45.0 million.

    In November 1997, the Company entered into a $1,500 lease agreement for additional property adjacent to its Hillsboro Facility. Pursuant to the terms of that agreement, the transaction is partially collateralized by a guarantee from the Company.

    The Company has entered into agreements to lease equipment in Dallas, Texas and Hillsboro, Oregon. Rent obligations are equal to the lessor's debt service costs and will expire at the end of the initial lease terms. At the end of the lease terms, the Company may (i) renew the leases for up to three additional years, (ii) exercise its purchase options, or (iii) cause the equipment to be sold to a third party whereby the Company guarantees residual values to the lessor. The future minimum lease payments stated above exclude any payments required at the end of the lease term. The Company intends to renew the leases at the end of each lease term.

(5) DEBT

    The Company has a line of credit agreement for general corporate purposes with a commercial bank. The agreement is unsecured, and provides for aggregate borrowings of $10,000. The interest rate is based on three pricing options (LIBOR, bankers' acceptance, and prime) plus an interest rate spread which is determined quarterly based on the Company's ratio of total liabilities to tangible net worth. Interest is payable periodically with maturity set at May 31, 2000. No amount was outstanding on the line of credit at December 31, 1999 or 1998. The line of credit is subject to loan covenants for which the Company was in compliance at December 31, 1999 and 1998.

(6)  STOCKHOLDERS' EQUITY

    (a) STOCK SPLIT

    On December 2, 1999, the Board of Directors approved a two-for-one stock split of the outstanding common shares effected in the form of a stock dividend to be paid on February 22, 2000 to stockholders of record as of February 1, 2000. On June 10, 1999, the Board of Directors approved a three-for-two stock split of the outstanding common shares effected in the form of a stock dividend on July 2, 1999 to stockholders of record as of June 22, 1999.

    Common share and per share data for all periods presented in the accompanying financial statements have been adjusted to give effect to the June 22, 1999 stock split.

                          TRIQUINT SEMICONDUCTOR, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

(6)  STOCKHOLDERS' EQUITY (CONTINUED)

    (b) STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLANS

    Under the 1987 and 1996 Stock Incentive Programs and the 1998 Nonstatutory Stock Option Plan (the Plans), the Company has authorized the issuance of 2,846,652, 2,587,500 and 750,000 common shares, respectively, of which a total of 345,951 shares are available to grant. The Plans provide for the grant of incentive stock options to officers and other employees of the Company or any parent or subsidiary, and non-qualified stock options to officers and other employees of the Company, directors, and consultants of the Company. Subject to the discretion of the Board of Directors, options granted under the Plans generally vest and become exercisable at the rate of 28% at the end of the first year, and thereafter at a rate of 2% per month and have a ten-year term.

    The exercise price of all incentive stock options granted under the Plans must be at least equal to the fair market value of the shares on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date. The exercise price of all non-statutory stock options granted under the Plans must equal at least 50% of the fair market value of the common stock on the date of grant. However, it is the Company's practice to issue options at fair market value. The terms of all options granted under the Plans may not exceed ten years.

    Under the 1992 and 1998 Employee Stock Purchase Plans (the "Purchase Plans"), the Company has authorized the issuance of 943,545 common shares, of which 407,076 were available for issuance at December 31, 1999. The Purchase Plans allow eligible employees to purchase the Company's common stock through payroll deductions, which may not exceed 15% of an employee's base compensation, not to exceed $21.25 per year. The stock purchase price is equal to 85% of the lower of the fair value at the beginning or end of each enrollment period.

    The fair value of each stock based compensation award is estimated on the date of grant using the Black Scholes option-pricing model assuming no dividend yield and the following weighted-average assumptions for stock based compensation awards during the years ended December 31:

                                                                  STOCK OPTION PLANS
                                                            ------------------------------
                                                              1999       1998       1997
                                                            --------   --------   --------
Risk-free interest rate...................................    5.55%      5.20%      6.20%
Expected lives in years...................................       5          5          5
Expected volatility.......................................      76%        62%        78%

                                                                    EMPLOYEE STOCK
                                                                    PURCHASE PLANS
                                                            ------------------------------
                                                              1999       1998       1997
                                                            --------   --------   --------
Risk-free interest rate...................................    5.08%      4.80%      5.10%
Expected lives in years...................................      .5         .5         .5
Expected volatility.......................................      79%        66%        56%

                          TRIQUINT SEMICONDUCTOR, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

(6)  STOCKHOLDERS' EQUITY (CONTINUED)

    The weighted average fair value of stock based compensation awards granted under the various plans are as follows for the years ended December 31:

                                                               1999       1998       1997
                                                             --------   --------   --------
Stock Options Plans........................................    $43         $7        $11
Employee Stock Purchase Plans..............................     47          4         10

    The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock based compensation awards in the financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock based compensation awards under SFAS No. 123, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below:

                                                               YEARS ENDED DECEMBER 31,
                                                            ------------------------------
                                                              1999       1998       1997
                                                            --------   --------   --------
Net income (loss)
    As reported...........................................  $24,956    $(3,955)    $6,860
    Pro forma.............................................    8,346     (8,314)     4,449
Net income (loss) per share:
  Basic
    As reported...........................................     1.53      (0.28)      0.55
    Pro forma.............................................     0.51      (0.59)      0.35
  Diluted
    As reported...........................................     1.34      (0.28)      0.50
    Pro forma.............................................     0.45      (0.59)      0.33

                          TRIQUINT SEMICONDUCTOR, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

(6)  STOCKHOLDERS' EQUITY (CONTINUED)

    Activity under the Company's stock option plans is as follows:

                                                                           WEIGHTED-
                                                                            AVERAGE
                                                              NUMBER OF    EXERCISE
                                                                SHARES       PRICE
                                                              ----------   ---------
Options outstanding at December 31, 1996....................   1,631,290    $ 5.72
Options:
  Granted...................................................   1,022,282     15.89
  Exercised.................................................    (384,114)     3.74
  Canceled..................................................    (208,176)    17.11
                                                              ----------
Options outstanding at December 31, 1997....................   2,061,282      9.96
Options:
  Granted...................................................   2,431,751     12.75
  Exercised.................................................    (152,759)     3.25
  Canceled..................................................  (1,185,255)    15.02
                                                              ----------
Options outstanding at December 31, 1998....................   3,155,019     10.54
Options:
  Granted...................................................     873,142     64.28
  Exercised.................................................    (577,461)     8.54
  Canceled..................................................     (73,181)    10.50
                                                              ----------
Options outstanding at December 31, 1999....................   3,377,519     24.73
                                                              ==========

    In September 1998, the Compensation Committee of the Board of Directors adopted a resolution to offer employees holding stock options for 1,324,818 shares the opportunity to exchange their existing stock options for new stock options. The exchange allowed employees to receive options for the same number of shares at $10.75 per share, which exceeded the market price during the employee decision period, in place of an original average exercise price of $14.74. The new options vest over one to four years. Options for directors and officers were not repriced. Option holders elected to exchange options covering 1,056,940 shares, which are included as both options granted and canceled during 1998 in the preceding table.

                          TRIQUINT SEMICONDUCTOR, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

(6)  STOCKHOLDERS' EQUITY (CONTINUED)

    The following table summarizes information concerning stock options outstanding and exercisable at December 31, 1999:

                      NUMBER       WEIGHTED-                   NUMBER
                   OUTSTANDING      AVERAGE     WEIGHTED-   EXERCISABLE    WEIGHTED-
                      AS OF        REMAINING     AVERAGE       AS OF        AVERAGE
    RANGE OF       DECEMBER 31,   CONTRACTUAL   EXERCISE    DECEMBER 31,   EXERCISE
EXERCISE PRICES        1999          LIFE         PRICE         1999         PRICE
----------------   ------------   -----------   ---------   ------------   ---------
$0.92 -   4.24..      372,601         4.34       $  3.78       372,601      $ 3.76
   4.32 -   8.40       83,377         6.21          7.72        75,142        7.66
    8.74 - 10.74      984,730         8.63         10.70       254,854       10.64
   10.78 - 12.42      423,125         8.44         12.18        81,151       12.22
   12.44 - 14.32      348,052         7.51         13.60       105,855       13.64
   14.36 - 23.50      429,090         7.39         17.72       178,729       15.86
   24.00 - 77.00      267,392         8.97         50.42        28,943       29.44
   84.50 - 84.50      447,017         9.92         84.50            --          --
  85.12 - 109.24       18,090         9.92         93.72            --          --
 111.24 - 111.24        4,345        10.00        111.24            --          --
                    ---------                                ---------
$  0.92 - 111.24    3,377,519         8.01       $ 24.72     1,097,275      $ 9.86
                    =========                                =========

    (c) PREFERRED SHARES RIGHTS AGREEMENT

    On June 30, 1998, the Company adopted a Preferred Shares Rights Agreement (the "Agreement"). Pursuant to the Agreement, rights were distributed as a dividend at the rate of one right for each share of TriQuint common stock, par value $0.001 per share of the Company held by stockholders of record as of the close of business on July 24, 1998. The rights will expire on June 29, 2008, unless redeemed or exchanged. Under the Agreement, each right initially will entitle the registered holder to buy one unit of a share of preferred stock for $83.33. The rights will become exercisable only if a person or group (other than stockholders currently owning 15% of the Company's common stock) acquires beneficial ownership of 15% or more of Company's common stock, or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock.

                          TRIQUINT SEMICONDUCTOR, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

(7)  INCOME TAXES

    The provision for income taxes consists of:

                                                                  YEARS ENDED DECEMBER 31,
                                                            -------------------------------------
                                                              1999          1998           1997
                                                            --------      ---------      --------
Current:
  Federal.............................................       $   --       $     --         $637
  State...............................................          300             94          200
  Foreign.............................................           --             --           53
                                                             ------       ---------        ----
    Total current.....................................          300             94          890
                                                             ------       ---------        ----
Deferred:
  Federal.............................................        3,636             --           --
  State...............................................          480             --           --
  Foreign.............................................           --             --           --
                                                             ------       ---------        ----
    Total deferred....................................        4,116             --           --
                                                             ------       ---------        ----
    Total.............................................       $4,416       $     94         $890
                                                             ======       =========        ====

    The effective tax rate differs from the federal statutory income tax rate as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                       ------------------------------------
                                                         1999          1998          1997
                                                       --------      --------      --------
Tax expense (benefit) computed at federal statutory
  rate...............................................    34.0%        (34.0)%        34.0%
State income tax, net of federal effect..............     4.4          (4.3)          4.4
Increase (decrease) in valuation allowance...........   (41.9)         55.8          (6.7)
Difference between financial and tax reporting for
  stock option exercises.............................    17.5         (13.3)        (25.0)
Other................................................     1.1          (1.8)          4.8
                                                        -----         -----         -----
Effective tax rate...................................    15.1%          2.4%         11.5%
                                                        =====         =====         =====

                          TRIQUINT SEMICONDUCTOR, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

(7)  INCOME TAXES (CONTINUED)

    The tax effects of significant items comprising the Company's deferred tax asset and liability are as follows:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
Deferred tax liabilities:
  Amortization...........................................  $    --    $    686
  Capital leases.........................................   31,122      28,313
  Other..................................................      170          --
                                                           -------    --------
    Total deferred tax liability.........................   31,292      28,999
                                                           -------    --------
Deferred tax assets:
  Amortization...........................................      256          --
  Accounts receivable....................................      221          81
  Inventories............................................    2,119       1,002
  Accrued liabilities....................................      509         628
  Net operating loss carryforwards.......................   19,004      16,805
  Depreciation...........................................   18,710      22,031
  Other..................................................    1,423         794
                                                           -------    --------
    Total deferred tax asset before valuation
      allowance..........................................   42,242      41,341
Valuation allowance......................................       --     (12,342)
                                                           -------    --------
    Total deferred tax asset.............................   42,242      28,999
                                                           -------    --------
    Net deferred tax asset...............................  $10,950    $     --
                                                           =======    ========

    The valuation allowance for deferred tax assets as of January 1, 1997 was $10,135. The net change in total valuation allowance for the years ended December 31, 1999, 1998 and 1997 was an increase (decrease) of $(12,342), $2,207 and $(517), respectively. Approximately $5,151 of the valuation allowance for deferred tax assets is credited directly to stockholders' equity in 1999 since it is more likely than not that the tax benefits of net operating losses that resulted from stock option exercises will be recognized.

    At December 31, 1999, the Company had approximately $51,819 of net operating loss carryforwards to offset against future income for federal income tax purposes which expire from 2004 through 2019, and $21,290 for Oregon state income tax purposes which expire in years 2007 through 2014.

    The Company's ability to use its net operating loss carryforwards to offset future taxable income is subject to annual restrictions contained in the United States Internal Revenue Code of 1986, as amended (the Code). These restrictions act to limit the Company's future use of its net operating losses following certain substantial stock ownership changes enumerated in the Code and referred to hereinafter as an "ownership change."

    Consummation of the Company's initial public offering created an ownership change that has resulted in approximately $12,600 of the pre-1994 net operating loss carryforwards being limited to approximately

                          TRIQUINT SEMICONDUCTOR, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

(7)  INCOME TAXES (CONTINUED)

$1,750 per year. In addition, approximately $7,108 are further limited to approximately $967 per year due to changes in the Company's ownership structure during 1991.

(8)  CONTINGENCIES

    (a) COMMITMENTS

    In 1999, the Company entered into an agreement for the expansion of its facility in Hillsboro Oregon. This obligation is for approximately $6,500 and the expected completion date is May 2000. This expansion will increase the facility's clean room space by one-third its current size.

    (b) EMPLOYMENT AGREEMENTS

    The Company has employment contracts with two key officers that in the event of their termination provide for total payments up to approximately $365.

(9)  BENEFIT PLANS

    The Company sponsors a voluntary contribution profit sharing and savings plan under Section 401(k) of the Internal Revenue Code which is available to substantially all employees. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code. Company matching contributions are discretionary. For the year ended December 31, 1999, the Company made matching contributions of 50% of employees' contribution up to a maximum of $1 per employee. No contributions were made in 1997 or 1998.

(10)  CONCENTRATION OF RISK

    (a) SUPPLIERS

    The Company currently procures certain components and services for its products from single sources. The Company purchases these components and services on a purchase order basis, does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. If the Company were to change any of its sole source vendors, the Company would be required to requalify the components with each new vendor. Requalification could prevent or delay product shipments which could materially adversely affect the Company's results of operations. In addition, the Company's reliance on sole source vendors involves several risks, including reduced control over the price, timely delivery, reliability and quality of the components. Any inability of the Company to obtain timely deliveries of components of acceptable quality in required quantities or any increases in the prices of components for which the Company does not have alternative sources could materially adversely affect the Company's business, financial condition and results of operations.

    (b) CREDIT RISK

    The Company generally sells its products to customers engaged in the design and/or manufacture of high technology products either recently introduced or not yet introduced to the marketplace. Substantially all the Company's trade accounts receivable are due from such sources.

                          TRIQUINT SEMICONDUCTOR, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

(10)  CONCENTRATION OF RISK (CONTINUED)

    The Company performs continuing credit evaluations of its customers and generally does not require collateral; however, in certain circumstances, the Company may require letters of credit from its customers.

(11)  SEGMENT INFORMATION

    The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.

    The Company's chief operating decision maker is considered to be the President and Chief Executive Officer (CEO). The Company's CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The CEO receives certain disaggregated financial information for the Company's four product lines: Wireless Communications; Telecommunications and Data Communications; Foundry; and Millimeter Wave Communications.

    The Company has aggregated its four product lines into a single reportable segment as allowed under SFAS No. 131 because these product lines have similar long-term economic characteristics, including average gross margin. In addition, the product lines are similar in regards to (a) nature of products and production processes, (b) type of customers, and (c) method used to distribute products. Accordingly, the Company describes its reportable segment as gallium arsenide integrated circuits for the communications market. All of the Company's revenues result from sales in its product lines.

    Revenues by product line (as defined by the Company) as a percentage of total revenues for years ended December 31, 1999, 1998 and 1997 were as follows:
Wireless Communications, 33%, 45% and 47%, respectively; Telecommunications and Data Communications, 16%, 18% and 53%, respectively; Foundry 21%, -0-% and -0-%, respectively; Millimeter Wave Communications, 30%, 37% and -0-%, respectively.

    Revenues outside of the United States were approximately $62,800, $26,800 and $24,300 in 1999, 1998 and 1997, respectively, of which sales to Canada comprised $26,871, $10,524 and $8,527, respectively. There were no other foreign countries to which sales represented 5% or more of total revenues.

    Revenues for significant customers, those representing approximately 10% or more of total revenues for each period, are summarized as follows:

                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               1999       1998       1997
                                                             --------   --------   --------
Customer A.................................................     17%        10%        12%
Customer B.................................................     21         12         --
Customer C.................................................     --         12         --

    Related receivables from such customers were 30% and 26% of trade accounts receivable at December 31, 1999 and 1998, respectively.

                          TRIQUINT SEMICONDUCTOR, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

(12)  LITIGATION

    SETTLEMENT OF LAWSUIT

    On July 12, 1994, a stockholder class action lawsuit was filed against the Company, its underwriters, and certain of its officers, directors and investors in the United States District Court for the Northern District of California. The suit alleged that the Company, its underwriters, and certain of its officers, directors and investors intentionally misled the investing public regarding the financial prospects of the Company. Following the filing of the complaint, the plaintiffs dismissed without prejudice a director defendant, the principal stockholder defendant, the underwriter defendants and certain analyst defendants. During 1998, the Company settled the action and recorded a special charge of $1,400 associated with the settlement of the lawsuit and the related legal expenses, net of accruals.

    On February 26, 1999, a lawsuit was filed against 88 firms, including the Company, in the United States District Court for the District of Arizona. The suit alleges that the defendants infringe upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership. The Company believes the suit is without merit and intends to vigorously defend itself against the charges.

    From time to time the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

(13)  SUBSEQUENT EVENTS

    On December 2, 1999, the Company's Board of Directors announced a two-for-one forward stock split in the form of a stock dividend. The two-for-one split is payable on February 22, 2000 to stockholders of record on February 1, 2000.

    On February 11, 2000, the Company's Board of Directors authorized the issuance of $275,000 of Convertible Subordinated Notes.

    At a special meeting of stockholders on January 31, 2000, the Company's stockholders approved an increase in the number of authorized shares of common stock to 200,000,000 shares. The increase was effected on February 1, 2000.

                          TRIQUINT SEMICONDUCTOR, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                   ADDITIONS
                                                      BALANCE AT   CHARGED TO                BALANCE AT
                                                      BEGINNING    COSTS AND                   END OF
                                                      OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
                                                      ----------   ----------   ----------   ----------
Year ended December 31, 1997:
  Allowance for doubtful accounts...................       219           --           23          196
  Inventory valuation reserve.......................     2,383        4,539        5,598        1,324

Year ended December 31, 1998:
  Allowance for doubtful accounts...................       196           99           33          262
  Inventory valuation reserve.......................     1,324        7,429        6,331        2,422

Year ended December 31, 1999:
  Allowance for doubtful accounts...................       262          861          280          843
  Inventory valuation reserve.......................     2,422        4,071        1,337        5,156

EXHIBITS

                                                                                      SEQUENTIAL
     EXHIBIT NO.                                                                       PAGE NO.
---------------------                                                                 ----------
 3.1(7)                 Certificate Incorporation of Registrant
 3.1.1                  Certificate of Amendment to Certificate of Incorporation

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

10.13.5(1)              Letter Agreement dated August 31, 1993 between AT&T and
                          Registrant.

10.13.6(1)              Warrant to Purchase Shares of Series D Convertible Preferred
                          Stock of Registrant dated August 31, 1993 issued to AT&T.

10.14(1*)               Agreement dated May 6, 1993 between Comlinear Corporation
                          and the Registrant.

10.15(1*)               Agreement of Purchase and Sale for Semiconductor Products
                          between Northern Telecom Canada Limited and Registrant
                          dated July 8, 1993.

                                                                                      SEQUENTIAL
     EXHIBIT NO.                                                                       PAGE NO.
---------------------                                                                 ----------
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

 (6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-81273) as declared effective by the Securities and Exchange Commission on June 22, 1999.

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