Form 10-Q
period 2000-04-01
TRIQUINT SEMICONDUCTOR INC
filed 2000-05-09
CIK 913885

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED APRIL 1, 2000
                         COMMISSION FILE NUMBER 0-22660
                          TRIQUINT SEMICONDUCTOR, INC.
                                  (Registrant)
                     Incorporated in the State of Delaware
                I.R.S. Employer Identification Number 95-3654013
                 2300 NE Brookwood Parkway, Hillsboro, OR 97124
                           Telephone: (503) 615-9000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/   / / No

  As of April 1, 2000, there were 38,383,665 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TRIQUINT SEMICONDUCTOR, INC.

                                     INDEX

                                                                                      PAGE NO.
                                                                                      --------
PART I.                 FINANCIAL INFORMATION

Item 1.                 Financial Statements........................................      3

                        Condensed Consolidated Statements of Operations--Three
                          months ended March 31, 2000 and 1999......................      3

                        Condensed Consolidated Balance Sheets--March 31, 2000 and
                          December 31, 1999.........................................      4

                        Condensed Consolidated Statements of Cash Flows--Three
                          months ended March 31, 2000 and 1999......................      5

                        Notes to Condensed Consolidated Financial Statements........      6

Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     10

Item 3.                 Qualitative and Quantitative Disclosures about Market and
                          Interest Rate Risk........................................     25

PART II.                OTHER INFORMATION

Item 1.                 Legal Proceedings...........................................     26

Item 2.                 Changes in Securities.......................................     26

Item 6.                 Exhibits and Reports on Form 8-K............................     26

SIGNATURES..........................................................................     27

                         PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                          TRIQUINT SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2000        1999
                                                              ---------   ---------
Total revenues..............................................   $59,254     $33,695
Operating costs and expenses:
  Cost of goods sold........................................    31,170      20,951
  Research, development and engineering.....................     7,054       4,594
  Selling, general and administrative.......................     7,501       5,183
                                                               -------     -------
    Total operating costs and expenses......................    45,725      30,728
                                                               -------     -------
    Income from operations..................................    13,529       2,967
                                                               -------     -------

Other income (expense):
  Interest income...........................................     5,444         791
  Interest expense..........................................    (1,756)       (313)
  Other, net................................................        93          47
                                                               -------     -------
    Total other income, net.................................     3,781         525
                                                               -------     -------
    Income before income taxes..............................    17,310       3,492
Income tax expense..........................................     6,492         279
                                                               -------     -------
    Net income..............................................   $10,818     $ 3,213
                                                               =======     =======

Per share data:
  Basic.....................................................   $  0.28     $  0.11
                                                               =======     =======

  Weighted average common shares............................    38,060      28,678
                                                               =======     =======

  Diluted...................................................   $  0.25     $  0.11
                                                               =======     =======

  Weighted average common and common equivalent shares......    43,723      30,298
                                                               =======     =======

           See notes to Consolidated Condensed Financial Statements.

                          TRIQUINT SEMICONDUCTOR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2000         1999(1)
                                                              ----------   -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................   $225,273      $ 76,873
  Investments...............................................    307,464       116,465
  Accounts receivable, net..................................     31,147        26,909
  Inventories, net..........................................     25,757        24,676
  Prepaid expenses and other assets.........................      7,091         6,016
                                                               --------      --------
    Total current assets....................................    596,732       250,939
                                                               --------      --------
Property, plant and equipment, net..........................     45,684        38,657
Restricted investments......................................     40,163        40,163
Other noncurrent assets, net................................     20,677        10,182
                                                               --------      --------
    Total assets............................................   $703,256      $339,941
                                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of capital lease and installment note
    obligations.............................................   $  3,859      $  4,320
  Accounts payable and accrued expenses.....................     28,594        28,922
                                                               --------      --------
    Total current liabilities...............................     32,453        33,242
Long-term debt, less current installments...................    349,092         4,783
                                                               --------      --------
    Total liabilities.......................................    381,545        38,025
                                                               --------      --------

Stockholders' equity:
  Common stock..............................................    311,910       302,937
  Retained earnings (accumulated deficit)...................      9,801        (1,021)
                                                               --------      --------
    Total stockholders' equity..............................    321,711       301,916
                                                               --------      --------
    Total liabilities and stockholders' equity..............   $703,256      $339,941
                                                               ========      ========

------------------------

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1999.

           See notes to Consolidated Condensed Financial Statements.

                          TRIQUINT SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                              MARCH 31,    MARCH 31,
                                                                 2000         1999
                                                              ----------   ----------
Cash flows from operating activities:
  Net income................................................  $  10,818     $  3,213
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      2,030        1,837
    Gain on disposal of assets..............................        (17)          --
    Change in assets and liabilities:
      Accounts receivable...................................     (4,238)      (2,943)
      Inventories...........................................     (1,081)      (1,423)
      Prepaid expense and other assets......................     (1,074)         182
      Accounts payable and accrued expenses.................       (328)       3,341
                                                              ---------     --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............      6,110        4,207

Cash flows from investing activities:
  Purchase of investments...................................   (947,277)     (64,892)
  Sale/Maturity of investments..............................    756,279       61,761
  Capital expenditures......................................     (8,852)      (1,620)
  Proceeds from sale of assets..............................         17           --
                                                              ---------     --------
    NET CASH USED IN INVESTING ACTIVITIES...................   (199,833)      (4,751)

Cash flows from financing activities:
  Principal payments under capital lease obligations........     (1,152)      (1,159)
  Proceeds from debt........................................    345,000           --
  Debt issuance costs.......................................    (10,701)          --
  Income tax benefit of stock option exercises..............      6,492           --
  Issuance of common stock, net.............................      2,484           50
                                                              ---------     --------
    NET CASH PROVIDED BY (USED IN) IN FINANCING
      ACTIVITIES............................................    342,123       (1,109)
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....    148,400       (1,653)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD....     76,873       14,602
                                                              ---------     --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD..........  $ 225,273     $ 12,949
                                                              =========     ========

           See notes to Consolidated Condensed Financial Statements.

                          TRIQUINT SEMICONDUCTOR, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, as included in the Company's 1999 Annual Report on Form 10-K.

    The Company's quarters end on the Saturday nearest the end of the calendar quarter. For convenience, the Company has indicated that its first quarter ended on March 31. The Company's fiscal year ends on December 31.

2.  STOCK ACTIVITY AND NET INCOME PER SHARE

    On December 2, 1999, the Board of Directors approved a two-for-one stock split of the outstanding common shares effected in the form of a stock dividend paid on February 22, 2000 to stockholders of record as of February 1, 2000. On June 10, 1999, the Board of Directors approved a three-for-two stock split of the outstanding common shares effected in the form of a stock dividend paid on July 2, 1999 to stockholders of record as of June 22, 1999. Common share and per share data for all periods presented in the accompanying financial statements have been adjusted to give effect to these stock splits effected in the form of stock dividends.

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

    The following is a reconciliation of the basic and diluted earnings per share:

                                                          THREE MONTHS ENDED
                                                            MARCH 31, 2000
                                                    -------------------------------
                                                                          PER SHARE
                                                     INCOME     SHARES     AMOUNT
                                                    --------   --------   ---------
Basic earnings per share:
  Income available to shareholders................  $10,818     38,060      $0.28
                                                                            =====
Effect of dilutive securities:
  Stock options...................................       --      5,663
                                                    -------     ------
Diluted earnings per share:
  Income available to shareholders................  $10,818     43,723      $0.25
                                                    =======     ======      =====

                          TRIQUINT SEMICONDUCTOR, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

2.  STOCK ACTIVITY AND NET INCOME PER SHARE (CONTINUED)

                                                           THREE MONTHS ENDED
                                                             MARCH 31, 1999
                                                     -------------------------------
                                                                           PER SHARE
                                                      INCOME     SHARES     AMOUNT
                                                     --------   --------   ---------
Basic earnings per share:
  Income available to shareholders.................   $3,213     28,678      $0.11
                                                                             =====
Effect of dilutive securities:
  Stock options....................................       --      1,620
                                                      ------     ------
Diluted earnings per share:
  Income available to shareholders.................   $3,213     30,298      $0.11
                                                      ======     ======      =====

    The dilutive effect of common equivalent shares outstanding totaling approximately 13 and 566 shares for the three months ended March 31, 2000 and 1999, respectively, were not included in the net income per share calculations, because to do so would have been antidilutive.

3.  RESEARCH AND DEVELOPMENT COSTS

    The Company charges research and development costs associated with the development of new products to expense when incurred. Engineering and design costs related to revenues on nonrecurring engineering services billed to customers are classified as cost of goods sold.

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

5.  INVESTMENTS

    As of March 31, 2000, the Company classified its restricted and unrestricted investments into available-for-sale and held-to-maturity in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of December 31, 1999, the Company classified both restricted and unrestricted investments as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Both

                          TRIQUINT SEMICONDUCTOR, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

5.  INVESTMENTS (CONTINUED)
categories are comprised of short and medium-term corporate notes, commercial paper and market auction preferred stock. The carrying value of both types of securities approximates fair value at March 31, 2000 and December 31, 1999.

6.  INVENTORIES

    Inventories, net of reserves of $4,883 and $5,156 as of March 31, 2000 and December 31, 1999, respectively, stated at the lower of cost or market, consist of:

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
Raw Material..........................................   $ 3,404       $ 4,425
Work in Progress......................................    18,211        16,078
Finished Goods........................................     4,142         4,173
                                                         -------       -------
  Total Inventories, net..............................   $25,757       $24,676
                                                         =======       =======

7.  DEBT

    In February and March 2000, the Company completed the sale of $345 million aggregate principal amount of 4% convertible subordinated notes due 2007, raising approximately $334.3 million net of fees and expenses. The sale was comprised of a $300 million aggregate principal initial sale and a $45 million aggregate principal sale pursuant to an over-allotment option granted to the initial purchasers. The notes are unsecured obligations, convertible into TriQuint Common Stock at an initial conversion price of $135.60 per share and subordinated to all of our present and future senior indebtedness.

8.  STOCKHOLDERS' EQUITY

    Components of stockholders' equity:

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
Preferred stock, $.001 par value, 5,000 shares
  authorized..........................................        --            --
Common stock, $.001 par value, 200,000 shares
  authorized, 38,383 and 37,844 outstanding,
  respectively........................................        38            38
Additional paid-in capital............................   311,872       302,899

                          TRIQUINT SEMICONDUCTOR, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

9.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                            THREE MONTHS ENDED
                                                           ---------------------
                                                           MARCH 31,   MARCH 31,
                                                             2000        1999
                                                           ---------   ---------
Cash Transactions:
  Cash paid for interest.................................    $322        $295
  Cash paid for income taxes.............................       1          94

10.  COMPREHENSIVE INCOME

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." There is no difference between net income and comprehensive income.

11.  SEGMENT INFORMATION

    The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has concluded that it has only one reportable segment.

12.  NEW ACCOUNTING PRONOUNCEMENT

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

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. We do not expect that this statement will have a significant impact on our financial condition or results of operations.

13.  LITIGATION

    See Part II, Item 1, of this Quarterly Report on Form 10-Q for a description of legal proceedings.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED IN THIS REPORT ON FORM 10-Q. THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THOSE STATEMENTS INCLUDING THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" AND SIMILAR LANGUAGE. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED BELOW. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED, TO THE RISKS DISCUSSED IN THE SECTION TITLED "FACTORS AFFECTING FUTURE OPERATING RESULTS" BELOW.

    We are a leading supplier of high performance gallium arsenide integrated circuits for the wireless communications, telecommunications, data communications and millimeter wave markets. Our products incorporate our proprietary analog and mixed-signal designs and our advanced gallium arsenide manufacturing processes to address a broad range of applications and customers. We sell our products worldwide to end-user customers, including Alcatel, Ericsson, Hughes, Lucent, Motorola, Nokia, Nortel, Northrop Grumman, QUALCOMM, and Raytheon.

RESULTS OF OPERATIONS

    The following table sets forth the results of our operations expressed as a percentage of total revenues. Our historical operating results are not necessarily indicative of the results for any future period.

                                                            THREE MONTHS ENDED
                                                           ---------------------
                                                           MARCH 31,   MARCH 31,
                                                             2000        1999
                                                           ---------   ---------
Total revenues...........................................    100.0%      100.0%
Operating costs and expenses:
  Cost of goods sold.....................................     52.6        62.2
  Research, development and engineering..................     11.9        13.6
  Selling, general and administrative....................     12.7        15.4
                                                             -----       -----
    Total operating costs and expenses...................     77.2        91.2
                                                             -----       -----
Income from operations...................................     22.8         8.8
Other income, net........................................      6.4         1.6
                                                             -----       -----
  Income before income taxes.............................     29.2        10.4
Income tax expense.......................................     11.0         0.8
                                                             -----       -----
Net income...............................................     18.2%        9.6%
                                                             =====       =====

TOTAL REVENUES

    We derive revenues from the sale of standard and customer-specific products and services. Our revenues also include nonrecurring engineering revenues relating to the development of customer-specific products. Total revenues for the three months ended March 31, 2000 increased 75.9% to $59.3 million from $33.7 million for the three months ended March 31, 1999. The increase in total revenues during the three months ended March 31, 2000 reflected increased demand for our products across all product lines and markets. Domestic and international revenues for the three months ended March 31, 2000 were $27.7 and $31.6 million, respectively, as compared to $24.8 and $8.9 million, respectively, for the three months ended March 31, 1999.

COST OF GOODS SOLD

    Cost of goods sold includes all direct material, labor and overhead expenses and certain production costs related to nonrecurring engineering revenues. In general, gross profit generated from the sale of customer-specific products and from nonrecurring engineering revenues is typically higher than gross profit generated from the sale of standard products. The factors affecting product mix include the relative demand in the various markets incorporating our customer-specific products and standard products, as well as the number of nonrecurring engineering contracts.

    Cost of goods sold increased to $31.2 million for the three months ended March 31, 2000 from $21.0 million for the three months ended March 31, 1999. Cost of goods sold as a percentage of total revenues for the three months ended March 31, 2000 decreased to 52.6% from 62.2% for the three months ended
March 31, 1999. The increase in absolute dollar value of cost of goods sold was primarily attributable to the related increase in sales volume. The decrease in cost of goods sold as a percentage of revenues is attributable to continuing improvements in production yields and increased economies of scale associated with increased sales volumes.

    We have at various times in the past experienced lower than expected production yields, which have delayed shipments of a given product and adversely affected gross margins. There can be no assurance that we will be able to maintain acceptable production yields in the future and, to the extent that we do not achieve acceptable production yields, our operating results would be materially adversely affected. The operation of our own leased wafer fabrication facilities entails a high degree of fixed costs and requires an adequate volume of production and sales to be profitable. During periods of decreased demand, high fixed wafer fabrication costs would have a material adverse effect on our operating results.

RESEARCH, DEVELOPMENT AND ENGINEERING

    Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product development and research and development expenses. Our research, development and engineering expenses for the three months ended March 31, 2000 increased to $7.1 million from $4.6 million for the three months ended March 31, 1999. Research, development and engineering expenses as a percentage of total revenues for the three months ended March 31, 2000 decreased to 11.9% from 13.6% for the three months ended March 31, 1999. The increase in research, development and engineering expenses on an absolute dollar basis is primarily due to the addition of new employees and the costs associated with the development of new products. The decrease in research, development and engineering expenses as a percentage of total revenues was due to revenues increasing at a faster rate than research, development and engineering spending. We are committed to substantial investments in research, development, and engineering and expect these expenses will continue to increase in absolute dollar amount in the future.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses for the three months ended March 31, 2000 increased to $7.5 million from $5.2 million for the three months ended March 31, 1999. Selling, general and administrative expenses as a percentage of total revenues for the three months ended March 31, 2000 was 12.7% compared to 15.4% for the three months ended March 31, 1999. The increase in selling, general and administrative expenses on an absolute dollar basis was primarily attributable to increased costs associated with the on-going development of infrastructure and business support and increased selling costs associated with the increased sales volume.

OTHER INCOME, NET

    Other income, net for the three months ended March 31, 2000, increased to $3,781,000 from $525,000 for the three months ended March 31, 1999. This increase resulted primarily from increased interest income on higher cash balances due to the proceeds of the Company's July 1999 public offering and

February 2000 convertible debt offering, offset by increased interest expense related to an increase in long-term debt.

INCOME TAX EXPENSE

    Income tax expense for the three months ended March 31, 2000 increased to $6,492,000 and from $279,000 for the three months ended March 31, 1999. The increase in income tax expense is attributable to our increased profitability, as reflected by the increase in income before income taxes.

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

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. We do not expect that this statement will have a significant impact on our financial condition or results of operations.

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

    - variations in operating expenses;

    - the long sales cycles associated with our customer-specific products;

    - the timing and level of product and process development costs;

    - the cyclicality of the semiconductor industry;

    - the timing and level of nonrecurring engineering revenues and expenses relating to customer-specific products; and

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

WE FACE RISKS FROM FAILURES IN OUR MANUFACTURING PROCESSES.

    The fabrication of integrated circuits, particularly those made of gallium arsenide, is a highly complex and precise process. Our integrated circuits are manufactured from four-inch round wafers made of gallium arsenide. During manufacturing, each wafer is processed to contain numerous die, the individual integrated circuits. We may reject or be unable to sell a substantial percentage of wafers or the die on a given wafer because of:

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

IF WE DO NOT SELL OUR CUSTOMER-SPECIFIC PRODUCTS IN LARGE VOLUMES, OUR OPERATING
  RESULTS MAY BE HARMED.

    We manufacture a substantial portion of our products to address the needs of individual customers. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select development projects which will result in sufficient volumes to enable us to achieve manufacturing efficiencies. Because customer-specific products are developed for unique applications, we expect that some of our current and future customer-specific products may never be produced in volume and may impair our ability to cover our fixed manufacturing costs. In addition, if we experience delays in completing designs or if we fail to obtain development contracts from customers whose products are successful, our revenues could be harmed.

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

    At our Texas facility, we utilize Texas Instruments' industrial wastewater treatment facilities and services for the pre-treatment and discharge of wastewater generated by us, pursuant to the Asset Purchase Agreement dated January 8, 1998. Our wastewater streams are commingled with those of Texas Instruments and are covered by Texas Instruments' wastewater permit.

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

WE DEPEND ON THE CONTINUED GROWTH OF COMMUNICATIONS MARKETS.

    We derive a substantial portion of our product revenues from sales of products for communication applications. These markets are characterized by the following:

    - intense competition;

    - rapid technological change; and

    - short product life cycles, especially in the wireless market.

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

WE INCREASED OUR INDEBTEDNESS SUBSTANTIALLY.

    In February and March 2000, we sold $345.0 million of convertible subordinated notes in a private placement to qualified institutional buyers. As a result of the sale of notes, we incurred $345.0 million of additional indebtedness increasing our ratio of debt to equity (expressed as a percentage) from approximately 3.0% to approximately 109.7% as of March 31, 2000. Our other indebtedness is principally comprised of operating, synthetic and capital leases. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

    - make it difficult for us to make payments on the notes and leases;

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

WE MAY NOT BE ABLE TO PAY OUR DEBT AND OTHER OBLIGATIONS.

    If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes, or our other obligations, we would be in default under the terms thereof. Default under the indenture would permit the holders of the notes to accelerate the maturity of the notes and could cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we can not assure you that we would be able to repay amounts due in respect of the notes if payment of the notes were to be accelerated following the occurrence of an event of default as defined in the indenture.

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

WE MUST MANAGE OUR GROWTH.

    Our total number of employees grew to 802 in 1999 from 679 in 1998. The resulting growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial and management information systems to keep pace with the growth of our business.

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

    On February 26, 1999, a lawsuit was filed against 88 firms, of which 21 are still in litigation, including TriQuint, in the United States District Court for the District of Arizona. The suit alleges that the defendants, including us, infringe upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership. Although we believe the suit is without merit and intend to vigorously defend ourselves against the charges, we cannot be certain that we will be successful. Moreover, this litigation may require us to spend a substantial amount of time and money and could distract management from our day to day operations.

OUR BUSINESS MAY SUFFER DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES.

    Our sales outside of the United States were 53.2% of total revenues in the three months ended March 31, 2000, 38.4% of total revenues in 1999 and 24.0% of total revenues in 1998. We face inherent risks from these sales, including:

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

OUR STOCK WILL LIKELY BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS
  DUE TO A NUMBER OF FACTORS, MANY OF WHICH WILL BE BEYOND OUR CONTROL THAT MAY PREVENT OUR STOCKHOLDERS FROM RESELLING OUR COMMON STOCK AT A PROFIT.

    The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of $129.00 to a low of $5.165 during the 52 weeks ended February 11, 2000. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

WE FACE RISKS FROM THE YEAR 2000 ISSUE.

    Many information technology hardware and software systems, as well as other non-information technology equipment utilizing microprocessors, can accept only two digit entries in the date code field. To operate using dates after December 31, 1999, the date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000" issue. Prior to December 31, 1999, we initiated and completed a comprehensive Year 2000 audit program, which consisted of a six step plan to inventory and correct any systems that were not Year 2000 compliant. Because of the existence of numerous systems and related components within our organization and the interdependency of these systems, it is possible that some of our systems, or systems at our suppliers, may still fail to operate in the year 2000. To date, we have not, nor to our knowledge, have our suppliers, manufacturers and third party vendors, experienced any material Year 2000-related problems. However, we cannot determine if we will be subject to Year 2000 compliance problems in the future or if Year 2000 problems have arisen that we have failed to detect to date. Our inability to maintain Year 2000 compliance or the failure of one or more of our systems or our suppliers' systems may have a material impact on our future operating results.

OUR CERTIFICATE OF INCORPORATION AND BYLAWS INCLUDE ANTI-TAKEOVER PROVISIONS,
  WHICH MAY DETER OR PREVENT A TAKEOVER ATTEMPT.

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

LIQUIDITY AND CAPITAL RESOURCES

    In February and March 2000, we completed a private placement of $345.0 million (net proceeds of $334.3 million) of 4% convertible subordinated notes due 2007. The notes are unsecured obligations, are initially convertible into TriQuint Common Stock at a conversion price of $135.60 per share and subordinated to all of our present and future senior indebtedness. We also completed public offerings of our common stock in July 1999 and September 1995, raising approximately $146.6 million and $48.1 million, respectively, net of offering expenses. In December 1993 and January 1994, we completed our initial public offering raising approximately $16.7 million, net of offering expenses. In addition, we have funded our operations to date through other private sales of equity, borrowings, equipment leases, and cash flow from operations. As of March 31, 2000, we had working capital of approximately $564.3 million, including $532.7 million in cash, cash equivalents, and unrestricted investments.

    We have a $10.0 million unsecured revolving line of credit with a financial institution. Restrictive covenants included in the line of credit require the Company to maintain (a) a total liability to tangible net worth ratio of not more than 1.50 to 1.00, (b) a current ratio of not less than 1.75 to 1.00,
(c) minimum tangible net worth greater than $240.3 million and (d) cash and investments, including restricted investments, greater than $45.0 million. As of March 31, 2000 we were in compliance with the restrictive covenants contained in this line of credit.

    In May 1996, we entered into a five year synthetic lease through a participation agreement with Wolverine Leasing Corp., Matisse Holding Company and United States National Bank of Oregon ("USNB"). The lease provides for the construction and occupancy of our headquarters and wafer fabrication facility in Hillsboro under an operating lease from Wolverine and provides us with an option to purchase the property or renew our lease for an additional five years. Under the terms of the agreement,

USNB and Matisse made loans to Wolverine, which in turn advanced the funds to us for the construction of the Hillsboro facility and other associated costs and expenses. The loan from USNB is collateralized by investment securities we have pledged. These investment securities are classified on our balance sheet as restricted investments. In addition, restrictive covenants in the participation agreement require us to maintain (a) a total liability to tangible net worth ratio of not more than 1.50 to 1.00, (b) minimum tangible net worth greater than $50.0 million and (c) more than $45.0 million of cash and liquid investment securities, including restricted securities. As of March 31, 2000, we were in compliance with the covenants described above.

    In November 1997, we entered into a $1.5 million lease agreement for land adjacent to our Hillsboro facility. Under the terms of that agreement, USNB provided loans to Matisse to purchase the land, and Matisse in turn leased it to us under a renewable one-year lease agreement. The loan from USNB is partially collateralized by a guarantee from us. As of March 31, 2000 we were in compliance with the terms of the agreement.

    In January 1998, we acquired our Millimeter Wave Communications operation for approximately $19.5 million in cash and 2,533,839 shares of our common stock then valued at approximately $19.5 million. The cash portion of the purchase price was financed through an operating lease.

    The following table presents a summary of the Company's cash flows (IN THOUSANDS):

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
Net cash and cash equivalents provided by operating
  activities................................................  $   6,110   $ 4,207
Net cash and cash equivalents used in investing
  activities................................................   (199,833)   (4,751)
Net cash and cash equivalents provided (used) by financing
  activities................................................    342,123    (1,109)
                                                              ---------   -------
Net increase (decrease) in cash and cash equivalents........  $ 148,400   $(1,653)
                                                              =========   =======

    The $6.1 million of cash provided by operating activities for the three months ended March 31, 2000 related primarily to net income of $10.8 million, as well as depreciation and amortization of $2.0 million. This was offset by increases in accounts receivable of $4.2 million, inventories of $1.1 million and prepaid expense and other assets of $1.1 million and a decrease in accounts payable and accrued expenses of approximately $328,000. The $4.2 million of cash provided by operating activities for the three months ended March 31, 1999 related primarily to net income of $3.2 million and an increase in accounts payable and accrued expenses of $3.3 million, which were offset by increases in accounts receivable and inventories of $2.9 million and $1.4 million, respectively.

    The $199.8 million of cash used in investing activities for the three months ended March 31, 2000 related to the purchase of $947.3 million of investments and capital expenditures of $8.9 million, offset in part by the sale/maturity of $756.3 million of investments. The $4.8 million of cash used in investing activities for the three months ended March 31, 1999 related to the purchase of $64.9 million of investments and capital expenditures of $1.6 million, offset in part by the sale/maturity of $61.8 million of investments.

    The $342.1 million of cash provided by financing activities for the three months ended March 31, 2000 related primarily to the net proceeds from debt of $334.3 million, from the issuance of common stock of $2.5 million and a tax benefit for disqualifying dispositions of $6.5M. This was offset in part by payment of principal on capital leases of $1.2 million. The $1.1 million of cash used by financing activities for the three months ended March 31, 1999 related primarily to the payment of principal on capital leases of $1.2 million.

    Cash used for capital expenditures for the three months ended March 31, 2000 was approximately $8.9 million. We anticipate that our capital equipment needs, including manufacturing and test equipment and computer hardware and software, will require additional expenditures of approximately $62.4 million during the next 12 months.

    We believe that our current cash and cash equivalent balances, together with cash anticipated to be generated from operations and anticipated financing arrangements, will satisfy our projected working capital and capital expenditure requirements, at a minimum, through the next 12 months. However, we may be required to finance any additional requirements through additional equity, debt financings, or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET AND INTEREST RATE RISK

    We are exposed to minimal market risks. We manage the sensitivity of our results of operations to these risks by maintaining a conservative investment portfolio. Our investments, both restricted and unrestricted, are classified as available-for-sale and held-to-maturity securities and are comprised solely of highly rated, short and medium-term investments, such as corporate notes, commercial paper and market auction preferred stock. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency exchange fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating all transactions in U.S. dollars.

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

                           PART II--OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

    On February 26, 1999, a lawsuit was filed against 88 firms, of which 21 are still in litigation, including TriQuint, in the United States District Court for the District of Arizona. The suit alleges that the defendants, including us, infringe upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership. Although we believe the suit is without merit and intend to vigorously defend ourselves against the charges, we cannot be certain that we will be successful. Moreover, this litigation may require us to spend a substantial amount of time and money and could distract management from our day to day operations.

ITEM 2: CHANGES IN SECURITIES.

    On February 24, 2000 and March 3, 2000, we sold $345,000,000 of 4%
convertible subordinated notes due 2007. The notes are initially convertible into 2,544,237 shares of our common stock at a per share price of $135.60. The notes were sold by the initial purchasers to qualified institutional buyers in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") and may be resold to qualified institutional buyers on the PORTAL market. We filed a registration statement on Form S-3 for the resale of the notes and the common stock into which the notes are convertible with the SEC on May 2, 2000.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       Exhibit 27.1    Financial Data Schedule

    (b) Reports on Form 8-K

       We filed a Report on Form 8-K (File No. 000-22660) with the Securities and Exchange Commission on February 14, 2000 to announce its intention to offer $275 million of subordinated convertible notes to qualified institutional investors in a private placement. We also announced a two-for-one forward split of our outstanding common stock, payable to holders of record on February 1, 2000.

       We filed a Report on Form 8-K (File No. 000-22660) with the Securities and Exchange Commission on February 18, 2000 to announce that on February 17, 2000, we had sold $300 million of subordinated convertible notes to qualified institutional investors in a private placement.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      TRIQUINT SEMICONDUCTOR, INC.

                                                                    /s/ STEVEN J. SHARP
                                                      ------------------------------------------------
                                                                      STEVEN J. SHARP
                                                         CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                      EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)
    Dated: May 9, 2000

                                                                /s/ EDSON H. WHITEHURST, JR.
                                                      ------------------------------------------------
                                                                  EDSON H. WHITEHURST, JR.
                                                        VICE PRESIDENT, FINANCE AND ADMINISTRATION,
                                                           CHIEF FINANCIAL OFFICER AND SECRETARY
    Dated: May 9, 2000                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                          TRIQUINT SEMICONDUCTOR, INC.
                               INDEX TO EXHIBITS

       EXHIBIT                                                                        SEQUENTIAL
         NO.                                    DESCRIPTION                            PAGE NO.
       -------                                  -----------                           ----------
27.1                    Financial Data Schedule