Form 10-Q
period 2000-07-01
TRIQUINT SEMICONDUCTOR INC
filed 2000-08-10
CIK 913885

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

                       FOR THE QUARTER ENDED JULY 1, 2000
                         COMMISSION FILE NUMBER 0-22660

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

                                Yes /X/  No / /

    As of July 1, 2000, there were 78,129,386 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TRIQUINT SEMICONDUCTOR, INC.
                                     INDEX

                                                                            PAGE
                                                                            NO.
                                                                          --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations--Three
           months and six months ended June 30, 2000 and 1999..........          3

           Condensed Consolidated Balance Sheets--June 30, 2000 and
           December 31, 1999...........................................          4

           Condensed Consolidated Statements of Cash Flows--Six months
           ended June 30, 2000 and 1999................................          5

           Notes to Condensed Consolidated Financial Statements........          6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................         10

Item 3.    Qualitative and Quantitative Disclosures about Market and
           Interest Rate Risk..........................................         24

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...........................................         25

Item 2.    Changes in Securities.......................................         25

Item 4.    Submission of Matters to a Vote of Security Holders.........         25

Item 6.    Exhibits and Reports on Form 8-K............................         25

SIGNATURES.............................................................         26

                         PART I--FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                          TRIQUINT SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         -------------------   -------------------
                                                         JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
Total revenues.........................................  $70,618    $38,109    $129,872   $71,804
Operating costs and expenses:
  Cost of goods sold...................................   34,193     22,803      65,363    43,754
  Research, development and engineering................    7,429      5,413      14,483    10,007
  Selling, general and administrative..................    7,835      5,766      15,336    10,949
                                                         -------    -------    --------   -------
    Total operating costs and expenses.................   49,457     33,982      95,182    64,710
                                                         -------    -------    --------   -------
    Income from operations.............................   21,161      4,127      34,690     7,094
                                                         -------    -------    --------   -------
Other income (expense):
  Interest income......................................    9,091        835      14,535     1,626
  Interest expense.....................................   (3,962)      (270)     (5,718)     (583)
  Other, net...........................................       19         10         112        57
                                                         -------    -------    --------   -------
    Total other income, net............................    5,148        575       8,929     1,100
                                                         -------    -------    --------   -------
    Income before income taxes.........................   26,309      4,702      43,619     8,194
Income tax expense.....................................    9,866        375      16,358       654
                                                         -------    -------    --------   -------
    Net income.........................................  $16,443    $ 4,327    $ 27,261   $ 7,540
                                                         =======    =======    ========   =======
Per share data:
  Basic................................................  $  0.21    $  0.07    $   0.36   $  0.13
                                                         =======    =======    ========   =======
  Weighted average common shares.......................   77,326     57,780      76,720    57,564
                                                         =======    =======    ========   =======
  Diluted..............................................  $  0.19    $  0.07    $   0.31   $  0.12
  Weighted average common and common equivalent
    shares.............................................   87,853     66,084      87,644    64,428
                                                         =======    =======    ========   =======

           See notes to Condensed Consolidated Financial Statements.

                          TRIQUINT SEMICONDUCTOR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2000       1999(1)
                                                              --------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $268,132     $ 76,873
  Investments...............................................   276,720      116,465
  Accounts receivable, net..................................    37,403       26,909
  Inventories, net..........................................    25,600       24,676
  Prepaid expenses and other assets.........................     8,881        6,016
                                                              --------     --------
    Total current assets....................................   616,736      250,939
                                                              --------     --------
Property, plant and equipment, net..........................    63,751       38,657
Restricted investments......................................    40,163       40,163
Other noncurrent assets, net................................    23,122       10,182
                                                              --------     --------
    Total assets............................................  $743,772     $339,941
                                                              ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of capital lease and installment note
    obligations.............................................  $  3,356     $  4,320
  Accounts payable and accrued expenses.....................    39,982       28,922
                                                              --------     --------
    Total current liabilities...............................    43,338       33,242
Long-term debt, less current installments...................   348,436        4,783
                                                              --------     --------
    Total liabilities.......................................   391,774       38,025
                                                              --------     --------
Stockholders' equity:
  Common stock..............................................   325,755      302,937
  Retained earnings (accumulated deficit)...................    26,243       (1,021)
                                                              --------     --------
    Total stockholders' equity..............................   351,998      301,916
                                                              --------     --------
    Total liabilities and stockholders' equity..............  $743,772     $339,941
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

           See notes to Condensed Consolidated Financial Statements.

                          TRIQUINT SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                              --------------------
                                                              JUNE 30,    JUNE 30,
                                                                2000        1999
                                                              ---------   --------
Cash flows from operating activities:
  Net income................................................  $  27,261   $  7,540
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      4,577      3,653
    Income tax benefit of stock option exercises............     16,358         --
    Gain on disposal of assets..............................        (37)       (12)
    Change in assets and liabilities:
      Accounts receivable...................................    (10,494)    (4,763)
      Inventories...........................................       (924)    (3,105)
      Prepaid expense and other assets......................     (5,376)       328
      Accounts payable and accrued expenses.................     11,060      1,384
                                                              ---------   --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............     42,425      5,025

Cash flows from investing activities:
  Purchase of investments...................................   (574,129)   (60,246)
  Sale/Maturity of investments..............................    413,874     59,272
  Capital expenditures......................................    (29,020)      (980)
  Proceeds from sale of assets..............................         37         12
                                                              ---------   --------
    NET CASH USED IN INVESTING ACTIVITIES...................   (189,238)    (1,942)

Cash flows from financing activities:
  Principal payments under capital lease obligations........     (2,311)    (2,446)
  Proceeds from debt........................................    345,000         --
  Debt issuance costs.......................................    (11,080)        --
  Issuance of common stock, net.............................      6,463      2,009
                                                              ---------   --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.....    338,072       (437)
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....    191,259      2,646
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD....     76,873     14,602
                                                              ---------   --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD..........  $ 268,132   $ 17,248
                                                              =========   ========

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

2. STOCK ACTIVITY AND NET INCOME PER SHARE

    On May 11, 2000, the Board of Directors approved a two-for-one forward stock split of the outstanding common shares that was effected in the form of a stock dividend paid on July 11, 2000 to stockholders of record as of June 19, 2000. On December 2, 1999, the Board of Directors approved a two-for-one forward stock split of the outstanding common shares that was effected in the form of a stock dividend paid on February 22, 2000 to stockholders of record as of February 1, 2000. On June 10, 1999, the Board of Directors approved a three-for-two forward stock split of the outstanding common shares that was effected in the form of a stock dividend paid on July 2, 1999 to stockholders of record as of June 22, 1999. Common share and per share data for all periods presented in the accompanying financial statements have been adjusted to give effect to these stock splits effected in the form of stock dividends.

    At a special meeting of stockholders on January 31, 2000, the Company's stockholders approved an increase in the number of authorized shares of common stock to 200,000 shares. The increase was effected on February 1, 2000.

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

    The following is a reconciliation of the basic and diluted earnings per share:

                                                                    THREE MONTHS ENDED
                                                                       JUNE 30, 2000
                                                              -------------------------------
                                                                                    PER SHARE
                                                               INCOME     SHARES     AMOUNT
                                                              --------   --------   ---------
Basic earnings per share:
  Income available to shareholders..........................  $16,443     77,326      $0.21
                                                                                      =====
Effect of dilutive securities:
  Stock options.............................................       --     10,527
                                                              -------     ------
Diluted earnings per share:
  Income available to shareholders..........................  $16,443     87,853      $0.19
                                                              =======     ======      =====

                                                                     SIX MONTHS ENDED
                                                                       JUNE 30, 2000
                                                              -------------------------------
                                                                                    PER SHARE
                                                               INCOME     SHARES     AMOUNT
                                                              --------   --------   ---------
Basic earnings per share:
  Income available to shareholders..........................  $27,261     76,720      $0.36
                                                                                      =====
Effect of dilutive securities:
  Stock options.............................................       --     10,924
                                                              -------     ------
Diluted earnings per share:
  Income available to shareholders..........................  $27,261     87,644      $0.31
                                                              =======     ======      =====

                                                                    THREE MONTHS ENDED
                                                                       JUNE 30, 1999
                                                              -------------------------------
                                                                                    PER SHARE
                                                               INCOME     SHARES     AMOUNT
                                                              --------   --------   ---------
Basic earnings per share:
  Income available to shareholders..........................  $ 4,327     57,780      $ .07
                                                                                      =====
Effect of dilutive securities:
  Stock options.............................................       --      8,304
                                                              -------     ------
Diluted earnings per share:
  Income available to shareholders..........................  $ 4,327     66,084      $ .07
                                                              =======     ======      =====

                                                                     SIX MONTHS ENDED
                                                                       JUNE 30, 1999
                                                              -------------------------------
                                                                                    PER SHARE
                                                               INCOME     SHARES     AMOUNT
                                                              --------   --------   ---------
Basic earnings per share:
  Income available to shareholders..........................  $ 7,540     57,564      $ .13
                                                                                      =====
Effect of dilutive securities:
  Stock options.............................................       --      6,864
                                                              -------     ------
Diluted earnings per share:
  Income available to shareholders..........................  $ 7,540     64,428      $ .12
                                                              =======     ======      =====

2. STOCK ACTIVITY AND NET INCOME PER SHARE

    The dilutive effect of common equivalent shares outstanding totaling approximately 183 and 106 shares for the three months and six months ended
June 30, 2000, respectively, and 148 and 256 shares for the three months and six months ended June 30, 1999, respectively, were not included in the net income per share calculations, because to do so would have been antidilutive.

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

5. INVESTMENTS

    The Company classifies its restricted and unrestricted investments into available-for-sale and held-to-maturity in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Both categories are comprised of short and medium-term corporate notes, commercial paper and market auction preferred stock. As of June 30, 2000, available-for-sale investments totaled $199 million and held-to-maturity investments totaled $118 million. The carrying value of both types securities approximates fair value at June 30, 2000 and December 31, 1999.

6. INVENTORIES

    Inventories, net of reserves of $6,029 and $5,156 as of June 30, 2000 and December 31, 1999, respectively, are stated at the lower of cost or market and consist of:

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              ---------   -------------
Raw Material................................................   $ 4,944       $ 4,425
Work in Progress............................................    17,790        16,078
Finished Goods..............................................     2,866         4,173
                                                               -------       -------
Total Inventories, net......................................   $25,600       $24,676
                                                               =======       =======

7. DEBT

    In February and March 2000, the Company completed the sale of $345 million aggregate principal amount of 4% convertible subordinated notes due 2007, raising approximately $333.9 million net of fees and expenses. The notes are unsecured obligations, convertible into TriQuint Common Stock at an initial conversion price of $67.80 per share and subordinated to all of the Company's present and future senior indebtedness.

8. STOCKHOLDERS' EQUITY

Components of stockholders' equity:

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              ---------   -------------
Preferred stock, $.001 par value, 5,000 shares authorized...        --            --
Common stock, $.001 par value, 200,000 shares authorized,
  78,129 and 75,688 outstanding, respectively...............        78            76
Additional paid-in capital..................................   325,715       302,861

9. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                              JUNE 30,    JUNE 30,
                                                                2000        1999
                                                              ---------   ---------
Cash Transactions:
  Cash paid for interest....................................    $351        $591
  Cash paid for income taxes................................       1         170

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

12. RECENT ACCOUNTING PRONOUNCEMENT

    See Part I, Item 2, of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements.

13. LITIGATION

    See Part II, Item 1, of this Quarterly Report on Form 10-Q for a description of legal proceedings.

14. COMMITMENT

    On May 24, 2000, the Company announced that it entered into a non-binding Memorandum of Understanding with Micron Technology, Inc. pursuant to which the Company will purchase of Micron's Richardson, Texas, wafer fabrication facility. The purchase is subject to the negotiation and execution of a definitive purchase agreement. It is currently expected that this transaction will close sometime within the third quarter of 2000.

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

                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          -----------------------   -------------------
                                                          JUNE 30,       JUNE 30,   JUNE 30,   JUNE 30,
                                                            2000           1999       2000       1999
                                                          --------       --------   --------   --------
Total revenues..........................................   100.0%         100.0%     100.0%     100.0%
Operating costs and expenses:
  Cost of goods sold....................................    48.4           59.9       50.3       60.9
  Research, development and engineering.................    10.5           14.2       11.2       13.9
  Selling, general and administrative...................    11.1           15.1       11.8       15.3
                                                          ------         ------     ------     ------
    Total operating costs and expenses..................    70.0           89.2       73.3       90.1
                                                          ------         ------     ------     ------
Income (loss) from operations...........................    30.0           10.8       26.7        9.9
Other income, net.......................................     7.3            1.5        6.9        1.5
                                                          ------         ------     ------     ------
  Income (loss) before income taxes.....................    37.3           12.3       33.6       11.4
Income tax expense......................................    14.0            1.0       12.6        0.9
                                                          ------         ------     ------     ------
Net income (loss).......................................    23.3%          11.3%      21.0%      10.5%
                                                          ======         ======     ======     ======

TOTAL REVENUES

    We derive revenues from the sale of standard and customer-specific products and services. Our revenues also include nonrecurring engineering revenues relating to the development of customer-specific products. Total revenues for the three and six months ended June 30, 2000 increased 85.3% and 80.9%, respectively, to $70.6 million and $129.9 million from $38.1 million and $71.8 million, respectively, for the comparable three and six months ended
June 30, 1999. The increase in total revenues during the three and six months ended June 30, 2000 reflected increased demand for our products across all product lines and markets. Domestic revenues for the three and six months ended June 30, 2000 increased to $39.9 and $67.6 million, respectively, as compared to $27.3 and $52.0 million, respectively, for the three and six months ended
June 30, 1999. International revenues for the three and six months ended
June 30, 2000
were $30.7 and $62.3 million, respectively, as compared to $10.8 and $19.8 million, respectively, for the three and six months ended June 30, 1999.

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

    Cost of goods sold increased to $34.2 million for the three months ended June 30, 2000 from $22.8 million for the three months ended June 30, 1999. Cost of goods sold as a percentage of total revenues for the three months ended
June 30, 2000 decreased to 48.4% from 59.9% for the three months ended June 30, 1999. For the six months ended June 30, 2000, costs of gods sold increased to $65.4 million from $43.8 million for the six months ended June 30, 1999. As a percentage of total revenues, cost of goods sold for the six months ended
June 30, 2000 decreased to 50.3% from 60.9% for the six months ended June 30, 1999. The increase in absolute dollar value of cost of goods sold was primarily attributable to the related increase in sales volume. The decrease in cost of goods sold, as a percentage of revenues was attributable to continuing improvements in production yields, increased economies of scale associated with increased sales volumes.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

    Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product development and research and development expenses. Our research, development and engineering expenses for the three and six months ended June 30, 2000 increased to $7.4 million and $14.5 million, respectively, from $5.4 and $10.0 million, respectively, for the three and six months ended June 30, 1999. Research, development and engineering expenses as a percentage of total revenues for the three and six months ended June 30, 2000 decreased to 10.5% and 11.2% respectively, from 14.2% and 13.9%, respectively, for the three and six months ended June 30, 1999. The increase in research, development and engineering expenses on an absolute dollar basis was primarily due to the addition of new employees and the costs associated with the development of new products. The decrease in research, development and engineering expenses as a percentage of total revenues was due to revenues increasing at a faster rate than research, development and engineering spending. We are committed to substantial investments in research, development, and engineering and expect these expenses will continue to increase in absolute dollars in the future.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses include commissions, labor expenses for marketing and administrative personnel and other corporate administrative expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2000 increased to $7.8 million and $15.3 million, respectively, from $5.8 million and $10.9 million, respectively, for the three and six months ended June 30,

1999. Selling, general and administrative expenses as a percentage of total revenues for the three and six months ended June 30, 2000 were 11.1% and 11.8%, respectively, compared to 15.1% and 15.3%, respectively, for the three and months ended June 30, 1999. The increase in selling, general and administrative expenses on an absolute dollar basis was primarily attributable to increased costs associated with the on-going development of infrastructure and business support and increased selling costs associated with the increased sales volume.

OTHER INCOME, NET

    Other income, net includes interest income, interest expense and gains and losses on assets. Other income, net for the three and six months ended June 30, 2000, increased to $5.1 million and $8.9 million, respectively, from $575,000 and $1.1 million, respectively, for the three and six months ended June 30, 1999. This increase resulted primarily from increased interest income on higher cash balances due to the proceeds of the Company's July 1999 public offering and 2000 convertible debt offering, but was offset in part by increased interest expense related to the increase in long-term debt.

INCOME TAX EXPENSE

    Income tax expense for the three and six months ended June 30, 2000 increased to $9.9 million and $16.4 million, respectively, from $375,000 and $654,000, respectively, for the three and six months ended June 30, 1999. The increase in income tax expense is attributable to our increased profitability, as reflected by the increase in income before income taxes.

    The provision for income taxes has been recorded based on the current estimate of the Company's annual effective tax rate. For periods of income, this rate differs from the federal statutory rate primarily because of the utilization of net operating loss carryforwards.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. We are evaluating any possible effect SFAS No. 133 may have on our consolidated financial statements.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25," ("FIN 44"). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. We do not expect that this statement will have a significant impact on our financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, SAB 101B was issued which defers the implementation date of SAB 101 until October 1, 2000. We do not expect the adoption of SAB 101 will have a material impact on our financial statements.

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

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PART OF OUR REVENUES.

    Sales to a limited number of customers have accounted for a significant portion of our revenues in each fiscal period. In recent periods, sales to some of our major customers as a percentage of total revenues have fluctuated due to delays or failures to place expected orders. In the six months ended June 30, 2000, Ericsson, Nokia and Nortel accounted for approximately 20.3%, 18.5% and 17.5%, respectively, of our total revenues. We expect that sales to a limited number of customers will continue to account for a substantial portion of our total revenues in future periods. We do not have long-term agreements with any of our customers. Customers generally purchase our products pursuant to cancelable short-term purchase orders. Our results of operations have been negatively affected in the past by the failure of anticipated orders to materialize and by delays in or cancellations of orders. If we were to lose a major customer or if orders by or shipments to a major customer were to otherwise decrease or be delayed, our results of operations would be harmed.

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

    In addition, the maintenance of our fabrication facilities in Oregon and Texas are subject to risks, including:

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

WE INCREASED OUR INDEBTEDNESS SUBSTANTIALLY.

    In February and March 2000, we sold $345.0 million of convertible subordinated notes in a private placement to qualified institutional buyers. As a result of the sale of notes, we incurred $345.0 million of additional indebtedness increasing our ratio of debt to equity (expressed as a percentage) from approximately 3.0% as of December 31, 1999 to approximately 100.0%, after giving effect to the sale of the notes. Our other indebtedness is principally comprised of operating, synthetic and capital leases. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

OUR RESULTS OF OPERATIONS MAY SUFFER IF WE DO NOT COMPETE SUCCESSFULLY.

    The semiconductor industry is intensely competitive and is characterized by rapid technological change, rapid product obsolescence and price erosion. Currently, we compete primarily with manufacturers of high-performance silicon integrated circuits such as Applied Micro Circuits Corporation, Motorola Inc. and Philips and with manufacturers of gallium arsenide integrated circuits such as Anadigics Inc., Conexant Systems Inc., Raytheon Company, RF Micro
Devices Inc. and Vitesse Semiconductor Corp. We also face competition from the internal semiconductor operations of some of our current and potential customers. We expect increased competition from existing competitors and from a number of companies that may enter the gallium arsenide integrated circuits market, as well as future competition from companies that may offer new or emerging technologies such as silicon germanium. Most of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. Manufacturers of high performance silicon integrated circuits have achieved greater market acceptance of their existing products and technologies in some applications.

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

WE MUST MANAGE OUR GROWTH.

    Our total number of employees grew to 928 as of June 30, 2000 from 802 as of December 31, 1999. The resulting growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial and management information systems to keep pace with the growth of our business.

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

    On February 26, 1999, a lawsuit was filed against 88 firms, several of which are still in litigation, including TriQuint, in the United States District Court for the District of Arizona. The suit alleges that the defendants, including us, infringe upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership. Although we believe the suit is without merit and intend to vigorously defend ourselves against the charges, we cannot be certain that we will be successful. Moreover, this litigation may require us to spend a substantial amount of time and money and could distract management from our day to day operations.

OUR BUSINESS MAY SUFFER DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES.

    Our sales outside of the United States were 48.0% of total revenues in the six months ended June 30, 2000 and 38.4% of total revenues in 1999. We face inherent risks from these sales, including:

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

WE MAY BE SUBJECT TO A SECURITIES CLASS ACTION SUIT IF OUR STOCK PRICE FALLS.

    Following periods of volatility in the market price of a company's stock, some stockholders may file a securities class action litigation. For example, in 1994, a stockholder class action lawsuit was filed against us, our underwriters, and some of our officers, directors and investors, which alleged that we, our underwriters, and certain of our officers, directors and investors intentionally misled the investing public regarding our financial prospects. We settled the action and recorded a special charge of $1.4 million associated with the settlement of this lawsuit and related legal expenses, net of accruals, in 1998. Any future securities class action litigation could be expensive and divert our management's attention and harm our business, regardless of its merits.

OUR STOCK WILL LIKELY BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS DUE TO A NUMBER OF FACTORS, MANY OF WHICH WILL BE BEYOND OUR CONTROL THAT MAY PREVENT OUR STOCKHOLDERS FROM RESELLING OUR COMMON STOCK AT A PROFIT.

    The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $65.37 to a low of approximately $9.12 during the 52 weeks ended June 30, 2000. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

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

LIQUIDITY AND CAPITAL RESOURCES

    On May 24, 2000, the Company announced that it entered into a non-binding Memorandum of Understanding with Micron Technology, Inc. pursuant to which the Company will purchase of Micron's Richardson, Texas, wafer fabrication facility. The purchase is subject to the negotiation and execution of a definitive purchase agreement. It is currently expected that this transaction will close sometime within the third quarter of 2000. The expected cost of placing the facility into use, including the purchase price, will be approximately
$100.0 million, excluding the cost of the production equipment.

    In February and March 2000, we completed a private placement of $345.0 million (net proceeds of $333.9 million) of 4% convertible subordinated notes due 2007. The notes are unsecured obligations, are initially convertible into TriQuint Common Stock at a conversion price of $67.80 per share and subordinated to all of our present and future senior indebtedness. We also completed public offerings of our common stock in July 1999 and September 1995, raising approximately $146.6 million and $48.1 million, respectively, net of offering expenses. In December 1993 and January 1994, we completed our initial public offering raising approximately $16.7 million, net of offering expenses. In addition, we have funded our operations to date through other private sales of equity, borrowings, equipment leases, and cash flow from operations. As of June 30, 2000, we had working capital of approximately
$573.4 million, including $544.8 million in cash, cash equivalents, and unrestricted investments.

    In November 1997, we entered into a $1.5 million lease agreement for land adjacent to our Hillsboro facility. Under the terms of that agreement, USNB provided loans to Matisse to purchase the land, and Matisse in turn leased it to us under a renewable one-year lease agreement. The loan from USNB was partially collateralized by a guarantee from us. In June 2000, we retired this loan and no longer have any obligation under the agreement.

    In May 1996, we entered into a five year synthetic lease through a participation agreement with Wolverine Leasing Corp., Matisse Holding Company and United States National Bank of Oregon ("USNB"). The lease provides for the construction and occupancy of our headquarters and wafer fabrication facility in Hillsboro under an operating lease from Wolverine and provides us with an option to purchase the property or renew our lease for an additional five years. Under the terms of the agreement, USNB and Matisse made loans to Wolverine, which in turn advanced the funds to us for the construction of the Hillsboro facility and other associated costs and expenses. The loan from USNB is collateralized by investment securities we have pledged. These investment securities are classified on our balance sheet as restricted investments. In addition, restrictive covenants in the participation agreement require us to maintain
(a) a total liability to tangible net worth ratio of not more than 1.50 to 1.00,
(b) minimum tangible net worth greater than $50.0 million and (c) more than $45.0 million of cash and liquid investment securities, including restricted securities. As of June 30, 2000, we were in compliance with the covenants described above.

    The following table presents a summary of the Company's cash flows (IN THOUSANDS):

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
Net cash provided by operating activities...................  $  42,425    $5,025
Net cash used in investing activities.......................   (189,238)   (1,942)
Net cash provided by (used in) financing activities.........    338,072      (437)
                                                              ---------    ------
Net increase in cash and cash equivalents...................  $ 191,259    $2,646
                                                              =========    ======

    The $42.4 million of cash provided by operating activities for the six months ended June 30, 2000 related primarily to net income of $27.3 million, depreciation and amortization of $4.6 million, a tax benefit for disqualifying dispositions of $16.4 million as well as accounts payable and accrued expenses of $11.1 million. This was offset by increases in accounts receivable of $10.5 million, inventories of $924,000 and prepaid expense and other assets of $5.4 million. The $5.0 million of cash provided by operating activities for the six months ended June 30, 1999 related primarily to net income of $7.5 million and an increase in accounts payable and accrued expenses of $1.4 million and depreciation and amortization of $3.7 million. This was offset by increases in accounts receivable of $4.8 million and inventories of $3.1 million.

    The $189.2 million of cash used in investing activities for the six months ended June 30, 2000 related to the purchase of $574.1 million of investments and capital expenditures of $29.0 million, offset in part by the sale/maturity of $413.9 million of investments. The $1.9 million of cash used in investing activities for the six months ended June 30, 1999 related to the purchase of $60.2 million of investments and capital expenditures of approximately $980,000, but was offset in part by the sale/maturity of $59.3 million of investments.

    The $338.1 million of cash provided by financing activities for the six months ended June 30, 2000 related primarily to the net proceeds from debt of $333.9 million and from the issuance of common stock of $6.5 million. This was offset in part by payment of principal on capital leases of $2.3 million. The $437,000 of cash used by financing activities for the six months ended June 30, 1999 related primarily to the payment of principal on capital leases of $2.4 million and was offset in part by the issuance of common stock of $2.0 million upon option exercises.

    Cash used for capital expenditures for the six months ended June 30, 2000 was approximately $29.0 million. We anticipate that our capital equipment needs, including manufacturing and test equipment and computer hardware and software, will require additional expenditures of approximately $100.5 million, excluding the purchase of Micron's Richardson, Texas, wafer fabrication facility, during the next 12 months.

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

PART II--OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.

    On February 26, 1999, a lawsuit was filed against 88 firms, several of which are still in litigation, including TriQuint, in the United States District Court for the District of Arizona. The suit alleges that the defendants, including us, infringe upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership. Although we believe the suit is without merit and intend to vigorously defend ourselves against the charges, we cannot be certain that we will be successful. Moreover, this litigation may require us to spend a substantial amount of time and money and could distract management from our day to day operations.

ITEM 2:  CHANGES IN SECURITIES.

    None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 24, 2000, the Company held its Annual Meeting of Stockholders for which it solicited votes by proxy pursuant to proxy solicitation materials first distributed on or about April 19, 2000. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for and against and the number of abstentions. The following shares voted do not reflect the July stock split.

    Election of Dr. Paul A. Gary, Charles Scott Gibson, Nicolas Kauser,
Dr. Walden C. Rhines, Steven J. Sharp and Edward F. Tuck as directors of the Company until the next Annual Meeting of Stockholders or until their successors are elected.

NOMINEE                                                        IN FAVOR    WITHHELD
-------                                                       ----------   --------
Dr. Paul A. Gary............................................  33,598,407    37,292
Charles Scott Gibson........................................  33,576,739    58,960
Nicolas Kauser..............................................  33,596,428    39,271
Dr. Walden C. Rhines........................................  33,598,085    37,614
Steven J. Sharp.............................................  33,593,844    41,855
Edward F. Tuck..............................................  33,597,158    38,541

2. The ratification of the appointment of KPMG LLP as independent accountants of the Company for the fiscal year ending December 31, 2000:

    FOR: 33,537,849  AGAINST: 64,601  ABSTAIN: 33,249  NON-VOTES: 4,751,440

3. The amendment of the 1996 Stock Incentive Program to increase the aggregate number of shares of the Company's common stock that may be issued thereunder by 1,900,000:

    FOR: 20,674,135  AGAINST: 12,874,135  ABSTAIN: 86,814  NON-VOTES: 4,751,440

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        Exhibit 27.1    Financial Data Schedule

    (b) Reports on Form 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TriQuint Semiconductor, Inc.

Dated:  August 10, 2000                        /s/ STEVEN J. SHARP
                                               --------------------------------------------
                                               Steven J. Sharp
                                               CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                               EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE
                                               OFFICER)

Dated:  August 10, 2000                        /s/ EDSON H. WHITEHURST, JR.
                                               --------------------------------------------
                                               Edson H. Whitehurst, Jr.
                                               VICE PRESIDENT, FINANCE AND ADMINISTRATION,
                                               CHIEF FINANCIAL OFFICER AND SECRETARY
                                               (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                          TRIQUINT SEMICONDUCTOR, INC.
                               INDEX TO EXHIBITS

                                                                                                SEQUENTIAL
     EXHIBIT NO.                                     DESCRIPTION                                 PAGE NO.
---------------------                                -----------                                -----------
    27.1                      Financial Data Schedule