Form 10-Q
period 2000-09-30
TRIQUINT SEMICONDUCTOR INC
filed 2000-11-13
CIK 913885

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                         COMMISSION FILE NUMBER 0-22660

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

                                Yes /X/  No / /

    As of September 30, 2000, there were 78,487,096 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TRIQUINT SEMICONDUCTOR, INC.
                                     INDEX

                                                                            PAGE
                                                                            NO.
                                                                          --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations--Three
           months and nine months ended September 30, 2000 and 1999....          3

           Condensed Consolidated Balance Sheets--September 30, 2000
           and December 31, 1999.......................................          4

           Condensed Consolidated Statements of Cash Flows--Nine months
           ended September 30, 2000 and 1999...........................          5

           Notes to Condensed Consolidated Financial Statements........          6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................         11

Item 3.    Qualitative and Quantitative Disclosures about Market and
           Interest Rate Risk..........................................         28

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...........................................         28

Item 2.    Changes in Securities.......................................         28

Item 6.    Exhibits and Reports on Form 8-K............................         28

SIGNATURES.............................................................         29

                         PART I--FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                          TRIQUINT SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
Total revenues............................     $80,623         $42,483        $210,495        $114,287

Operating costs and expenses:
  Cost of goods sold......................      35,850          24,384         101,213          68,138
  Research, development and engineering...       7,747           5,475          22,230          15,482
  Selling, general and administrative.....       8,530           5,985          23,866          16,934
                                               -------         -------        --------        --------
    Total operating costs and expenses....      52,127          35,844         147,309         100,554
                                               -------         -------        --------        --------
    Income from operations................      28,496           6,639          63,186          13,733
                                               -------         -------        --------        --------

Other income (expense):
  Interest income.........................       9,089           2,509          23,624           4,135
  Interest expense........................      (3,978)           (256)         (9,696)           (839)
  Other, net..............................          (9)              3             103              60
                                               -------         -------        --------        --------
    Total other income, net...............       5,102           2,256          14,031           3,356
                                               -------         -------        --------        --------
    Income before income taxes............      33,598           8,895          77,217          17,089
Income tax expense........................      12,599           1,690          28,957           2,344
                                               -------         -------        --------        --------
    Net income............................     $20,999         $ 7,205        $ 48,260        $ 14,745
                                               =======         =======        ========        ========

Per share data:
  Basic...................................     $  0.27         $  0.10        $   0.62        $   0.24
                                               =======         =======        ========        ========
  Weighted average common shares..........      78,265          71,100          77,233          62,012
                                               =======         =======        ========        ========
  Diluted.................................     $  0.24         $  0.09        $   0.55        $   0.21
                                               =======         =======        ========        ========
  Weighted average common and common
    equivalent shares.....................      88,292          80,692          87,861          70,088
                                               =======         =======        ========        ========

           See notes to Condensed Consolidated Financial Statements.

                          TRIQUINT SEMICONDUCTOR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000          1999(1)
                                                              -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $152,889        $ 76,873
  Investments...............................................     295,171         116,465
  Accounts receivable, net..................................      44,933          26,909
  Inventories, net..........................................      28,728          24,676
  Prepaid expenses and other assets.........................      12,543           6,016
                                                                --------        --------
    Total current assets....................................     534,264         250,939
                                                                --------        --------
Property, plant and equipment, net..........................      84,210          38,657
Restricted long-term assets.................................      54,710          40,163
Other noncurrent assets, net................................     107,461          10,182
                                                                --------        --------
    Total assets............................................    $780,645        $339,941
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of capital lease and installment note
    obligations.............................................    $  2,761        $  4,320
  Accounts payable and accrued expenses.....................      43,285          28,922
                                                                --------        --------
    Total current liabilities...............................      46,046          33,242
Long-term debt, less current installments...................     347,906           4,783
                                                                --------        --------
    Total liabilities.......................................     393,952          38,025
                                                                --------        --------
Stockholders' equity:
  Common stock..............................................     339,451         302,937
  Retained earnings (accumulated deficit)...................      47,242          (1,021)
                                                                --------        --------
    Total stockholders' equity..............................     386,693         301,916
                                                                --------        --------
    Total liabilities and stockholders' equity..............    $780,645        $339,941
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

           See notes to Consolidated Condensed Financial Statements.

                          TRIQUINT SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
Cash flows from operating activities:
  Net income................................................    $  48,260       $  14,745
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................        7,534           5,444
    Deferred income taxes...................................            0           2,000
    Income tax benefit of stock option exercises............       28,957               0
    Gain on disposal of assets..............................          (42)             (9)
    Change in assets and liabilities:
      Accounts receivable...................................      (18,024)         (6,879)
      Inventories...........................................       (4,051)         (3,756)
      Prepaid expense and other assets......................       (6,539)            119
      Accounts payable and accrued expenses.................       14,497           3,840
                                                                ---------       ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............       70,592          15,504

Cash flows from investing activities:
  Purchase of investments...................................     (785,964)       (240,539)
  Sale/Maturity of investments..............................      607,259         159,440
  Capital expenditures......................................      (51,967)         (4,230)
  Proceeds from sale of assets..............................           41              39
  Increase in restricted long-term assets...................      (14,547)              0
  Purchase of long-term investments.........................      (87,308)              0
                                                                ---------       ---------
    NET CASH USED IN INVESTING ACTIVITIES...................     (332,486)        (85,290)

Cash flows from financing activities:
  Principal payments under capital lease obligations........       (3,436)         (3,821)
  Proceeds from debt........................................      345,000               0
  Debt issuance costs.......................................      (11,080)              0
  Issuance of common stock, net.............................        7,426         150,044
                                                                ---------       ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES...............      337,910         146,223

    NET INCREASE IN CASH AND CASH EQUIVALENTS...............       76,016          76,437

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD....       76,873          14,602
                                                                ---------       ---------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD..........    $ 152,889       $  91,039
                                                                =========       =========

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

    At a special meeting of stockholders on January 31, 2000, the Company's stockholders approved an increase in the number of authorized shares of common stock to 200.0 million shares. The increase was effected on February 1, 2000.

    Earnings per share is presented as basic and diluted net income per share. Basic net income per share is net income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted net income per share is similar to basic except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect.

                          TRIQUINT SEMICONDUCTOR, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

2. STOCK ACTIVITY AND NET INCOME PER SHARE (CONTINUED)
    The following is a reconciliation of the basic and diluted earnings per share (in thousands, except per share amounts):

                                                                    THREE MONTHS ENDED
                                                                    SEPTEMBER 30, 2000
                                                              -------------------------------
                                                                                    PER SHARE
                                                               INCOME     SHARES     AMOUNT
                                                              --------   --------   ---------
Basic earnings per share:
  Income available to shareholders..........................  $20,999     78,265      $0.27
                                                                                      =====
Effect of dilutive securities:
  Stock options.............................................       --     10,027
                                                              -------     ------
Diluted earnings per share:
  Income available to shareholders..........................  $20,999     88,292      $0.24
                                                              =======     ======      =====

                                                                     NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 2000
                                                              -------------------------------
                                                                                    PER SHARE
                                                               INCOME     SHARES     AMOUNT
                                                              --------   --------   ---------
Basic earnings per share:
  Income available to shareholders..........................  $48,260     77,233      $0.62
                                                                                      =====
Effect of dilutive securities:
  Stock options.............................................       --     10,628
                                                              -------     ------
Diluted earnings per share:
  Income available to shareholders..........................  $48,260     87,861      $0.55
                                                              =======     ======      =====

                                                                    THREE MONTHS ENDED
                                                                    SEPTEMBER 30, 1999
                                                              -------------------------------
                                                                                    PER SHARE
                                                               INCOME     SHARES     AMOUNT
                                                              --------   --------   ---------
Basic earnings per share:
  Income available to shareholders..........................  $ 7,205     71,100      $0.10
                                                                                      =====
Effect of dilutive securities:
  Stock options.............................................       --      9,592
                                                              -------     ------
Diluted earnings per share:
  Income available to shareholders..........................  $ 7,205     80,692      $0.09
                                                              =======     ======      =====

                                                                     NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 1999
                                                              -------------------------------
                                                                                    PER SHARE
                                                               INCOME     SHARES     AMOUNT
                                                              --------   --------   ---------
Basic earnings per share:
  Income available to shareholders..........................  $14,745     62,012      $0.24
                                                                                      =====
Effect of dilutive securities:
  Stock options.............................................       --      8,076
                                                              -------     ------
Diluted earnings per share:
  Income available to shareholders..........................  $14,745     70,088      $0.21
                                                              =======     ======      =====

                          TRIQUINT SEMICONDUCTOR, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

2. STOCK ACTIVITY AND NET INCOME PER SHARE (CONTINUED)
    The dilutive effect of common equivalent shares outstanding totaling approximately 440,000 and 217,000 shares for the three months and nine months ended September 30, 2000, respectively, and 8,000 and 72,000 shares for the three months and nine months ended September 30, 1999, respectively, were not included in the net income per share calculations, because to do so would have been antidilutive.

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

    The provision for income taxes has been recorded based on the current estimate of the Company's annual effective tax rate. This rate differs from the federal statutory rate primarily because of the utilization of net operating loss carryforwards and other permanent items including tax credits.

5. INVESTMENTS

    The Company classifies its restricted and unrestricted investments into available-for-sale and held-to-maturity in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Both categories are comprised of short and medium-term corporate notes, commercial paper and market auction preferred stock. As of September 30, 2000, available-for-sale investments totaled $164.3 million and held-to-maturity investments totaled $130.9 million. The carrying value of both types of securities approximates fair value at September 30, 2000 and December 31, 1999.

6. INVENTORIES

    Inventories are stated at the lower of cost or market and consist of (in thousands):

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2000            1999
                                                              --------------   -------------
Raw Material................................................      $ 6,142         $ 4,425
Work in Progress............................................       19,625          16,078
Finished Goods..............................................        2,961           4,173
                                                                  -------         -------
  Total Inventories, net....................................      $28,728         $24,676
                                                                  =======         =======

                          TRIQUINT SEMICONDUCTOR, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

7. DEBT

    In February and March 2000, the Company completed the sale of $345.0 million aggregate principal amount of 4% convertible subordinated notes due 2007, raising approximately $333.9 million net of fees and expenses. The notes are unsecured obligations, convertible into TriQuint Common Stock at an initial conversion price of $67.80 per share and subordinated to all of the Company's present and future senior indebtedness.

8. STOCKHOLDERS' EQUITY

    Components of stockholders' equity (in thousands, except per share amounts):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   -------------
Preferred stock, $.001 par value, 5,000 shares authorized...          --              --
Common stock, $.001 par value, 200,000 shares authorized,
  78,129 and 75,688 outstanding, respectively...............          79              76
Additional paid-in capital..................................     339,372         302,861

9. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
Cash Transactions:
  Cash paid for interest....................................     $7,657           $836
  Cash paid for income taxes................................          1            344

10. COMPREHENSIVE INCOME

    The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." There is no difference between net income and comprehensive income.

11. SEGMENT INFORMATION

    The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has concluded that it has only one reportable segment.

12. RECENT ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishing accounting and reporting standards for derivative instruments and hedging activities requiring that all derivatives be recognized in the balance sheet and measured at its fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. We are evaluating any possible effect SFAS No. 133 may have on our consolidated financial statements.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 applies prospectively

                          TRIQUINT SEMICONDUCTOR, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

12. RECENT ACCOUNTING PRONOUNCEMENT (CONTINUED) to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. We adopted the provisions of FIN 44 as of the required effective dates, and this adoption has not had a material impact on our consolidated financial statements.

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

13. LITIGATION

    On February 26, 1999, a lawsuit was filed against 88 firms, several of which are still in litigation, including us, in the United States District Court for the District of Arizona. The suit alleges that the defendants, including us, infringe upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership. Although we believe the suit is without merit and intend to vigorously defend ourselves against the charges, we cannot be certain that we will be successful. Moreover, this litigation may require us to spend a substantial amount of time and money and could distract management from our day to day operations.

14. COMMITMENTS

    On September 11, 2000, the Company announced that it had begun the expansion of its engineering and administration building in Hillsboro, Oregon. The expansion will add 65,000 square feet to the existing building for marketing, engineering and light manufacturing activities. The expansion cost will be approximately $7.5 million. Completion is expected in February 2001.

15. LEASE

    On September 5, 2000, we announced the acquisition from Micron Technology Texas, LLC of its Richardson, Texas wafer fabrication facility for aggregate consideration of $87.0 million. The purchase was financed through a synthetic lease transaction consisting of a participation agreement and master lease agreement. The lease provides for the purchase and expansion of our wafer fabrication facility in Richardson, Texas under an operating lease and provides us with an option to purchase the property or renew our lease for an additional four years. A portion of the loan is collateralized by pledged investment securities. Additionally, we participated as a lender in the synthetic lease transaction, and our participation is classified as other noncurrent assets.

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED IN THIS REPORT ON FORM 10-Q. THE DISCUSSION IN THIS REPORT CONTAINS BOTH HISTORICAL INFORMATION AND FORWARD-LOOKING STATEMENTS. A NUMBER OF FACTORS AFFECT OUR OPERATING RESULTS AND COULD CAUSE OUR ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING RESULTS DISCUSSED BELOW, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO OPERATING RESULTS, INVESTMENTS IN NEW FACILITIES, SALES TO A LIMITED NUMBER OF CUSTOMERS, GROWTH AND DIVERSIFICATION OF OUR MARKETS, STARTUP OF NEW FACILITIES, AND TRANSITION OF MANUFACTURING PROCESSES FROM FOUR-INCH TO SIX-INCH WAFERS. THESE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THOSE STATEMENTS INCLUDING THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," "PLANS" AND SIMILAR LANGUAGE. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED BELOW. IN ADDITION, HISTORICAL INFORMATION SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS DISCUSSED IN THE SECTION TITLED "FACTORS AFFECTING FUTURE OPERATING RESULTS" BELOW.

    We are a leading supplier of high performance gallium arsenide integrated circuits for the wireless communications, telecommunications, data communications and millimeter wave markets. Our products incorporate our proprietary analog and mixed-signal designs and our advanced gallium arsenide manufacturing processes to address a broad range of applications and customers. We sell our products worldwide to end-user customers, including Alcatel, Ericsson, Hughes, Lucent, Motorola, Nokia, Nortel, Raytheon and Schlumberger.

RESULTS OF OPERATIONS

    The following table sets forth the results of our operations expressed as a percentage of total revenues. Our historical operating results are not necessarily indicative of the results for any future period.

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 -----------------------------   -----------------------------
                                                 SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                     2000            1999            2000            1999
                                                 -------------   -------------   -------------   -------------
Total revenues.................................      100.0%          100.0%          100.0%          100.0%
Operating costs and expenses:
  Cost of goods sold...........................       44.5            57.4            48.1            59.6
  Research, development and engineering........        9.6            12.9            10.6            13.6
  Selling, general and administrative..........       10.6            14.1            11.3            14.8
                                                     -----           -----           -----           -----
    Total operating costs and expenses.........       64.7            84.4            70.0            88.0
                                                     =====           =====           =====           =====
Income from operations.........................       35.3            15.6            30.0            12.0
Other income, net..............................        6.3             5.3             6.7             2.9
                                                     -----           -----           -----           -----
  Income before income taxes...................       41.6            20.9            36.7            14.9
Income tax expense.............................       15.6             4.0            13.8             2.0
                                                     -----           -----           -----           -----
Net income.....................................       26.0%           16.9%           22.9%           12.9%
                                                     =====           =====           =====           =====

TOTAL REVENUES

    We derive revenues from the sale of standard and customer-specific products and services. Our revenues also include nonrecurring engineering revenues relating to the development of customer-specific products. Total revenues for the three and nine months ended September 30, 2000 increased 89.8% and 84.2%, respectively, to $80.6 million and $210.5 million from $42.5 million and $114.3 million, respectively, for the three and nine months ended September 30, 1999. The increase in total revenues during the three and nine months ended September 30, 2000 reflected increased demand for our products across all product lines and markets. Domestic revenues for the three and nine months ended September 30, 2000 increased to $46.2 and $113.8 million, respectively, from $24.7 and $76.8 million, respectively, for the three and nine months ended September 30, 1999. International revenues for the three and nine months ended September 30, 2000 increased to $34.4 and $96.7 million, respectively, from $17.8 and $37.5 million, respectively, for the three and nine months ended September 30, 1999.

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

    Cost of goods sold increased to $35.9 million for the three months ended September 30, 2000 from $24.4 million for the three months ended September 30, 1999. Cost of goods sold increased to $101.2 million for the nine months ended September 30, 2000, from $68.1 million for the nine months ended September 30, 1999. The increase in absolute dollar value of cost of goods sold was primarily attributable to the related increase in sales volume. Cost of goods sold as a percentage of total revenues for the three months ended September 30, 2000 decreased to 44.5% from 57.4% for the three months ended September 30, 1999. As a percentage of total revenues, cost of goods sold for the nine months ended September 30, 2000 decreased to 48.1% from 59.6% for the nine months ended September 30, 1999. The decrease in cost of goods sold as a percentage of revenues was attributable to continuing improvements in production yields and increased economies of scale associated with increased sales volumes.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

    Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product development and research and development expenses. Our research, development and engineering expenses for the three and nine months ended September 30, 2000 increased to $7.7 million and $22.2 million, respectively, from $5.5 and $15.5 million, respectively, for the three and nine months ended September 30, 1999. The increase in research, development and engineering expenses on an absolute dollar basis was primarily due to the addition of new employees and the costs associated with the development of new products. Research, development and engineering expenses as a percentage of total revenues for the three and nine months ended September 30, 2000 decreased to 9.6% and 10.6, respectively, from 12.9% and 13.6%, respectively, for the three and nine months ended September 30, 1999. The decrease in research, development and engineering expenses as a percentage of total revenues was due to revenues increasing at a faster rate than research, development and engineering spending. We are committed to substantial investments in research, development and engineering and expect these expenses will continue to increase in absolute dollars in the future.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses include commissions, labor expenses for marketing and administrative personnel and other corporate administrative expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2000 increased to $8.5 million and $23.9 million, respectively, from $6.0 million and $16.9 million, respectively, for the three and nine months ended September 30, 1999. The increase in selling, general and administrative expenses on an absolute dollar basis was primarily attributable to increased costs associated with the on-going development of infrastructure and business support and increased selling costs associated with the increased sales volume. Selling, general and administrative expenses as a percentage of total revenues for the three and nine months ended September 30, 2000 declined to 10.6% and 11.3%, respectively, from 14.1% and 14.8%, respectively, for the three and months ended September 30, 1999.

OTHER INCOME, NET

    Other income, net includes interest income, interest expense and gains and losses on assets. Other income, net for the three and nine months ended September 30, 2000, increased to $5.1 million and $14.0 million, respectively, from $2.3 million and $3.4 million, respectively, for the three and nine months ended September 30, 1999. This increase resulted primarily from increased interest income on higher cash balances due to the proceeds of our July 1999 public offering and 2000 convertible debt offering, but was offset in part by increased interest expense related to the increase in long-term debt. We expect other income to be impacted in future quarters by the reduction in interest-earning cash due to the investment in our newly acquired Richardson, Texas facility and the capital investments required for the planned conversion of a portion of our manufacturing process from four-inch wafers to six-inch wafers.

INCOME TAX EXPENSE

    Income tax expense for the three and nine months ended September 30, 2000 increased to $12.6 million and $29.0 million, respectively, from $1.7 million and $2.3 million, respectively, for the three and nine months ended
September 30, 1999. The increase in income tax expense was attributable to our increased profitability, as reflected by the increase in income before income taxes.

    The provision for income taxes was recorded based on the current estimate of our annual effective tax rate. For certain periods, this rate differed from the federal statutory rate primarily because of the utilization of net operating loss carryforwards.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishing accounting and reporting standards for derivative instruments and hedging activities requiring that all derivatives be recognized in the balance sheet and measured at its fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. We are evaluating any possible effect SFAS No. 133 may have on our consolidated financial statements.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. We adopted the provisions of FIN 44 as of the required effective dates and this adoption has not had a material impact on our consolidated financial statements.

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

    - performance of vendors and subcontractors;

    - realization of research and development efforts;

    - variations in raw material quality and costs;

    - delays in new process qualification or delays in transferring processes;

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

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PART OF OUR REVENUES.

    Sales to a limited number of customers have accounted for a significant portion of our revenues in each fiscal period. In recent periods, sales to some of our major customers as a percentage of total revenues have fluctuated due to delays or failures to place expected orders. We expect that sales to a limited number of customers will continue to account for a substantial portion of our total revenues in future periods. We expect that Ericsson, Nokia and Nortel will each account for approximately 15% to 20% of our total revenues for 2000. We do not have long-term agreements with any of our customers. Customers generally purchase our products pursuant to cancelable short-term purchase orders. Our results of operations have been negatively affected in the past by the failure of anticipated orders to materialize and by delays in or cancellations of orders. If we were to lose a major customer or if orders by or shipments to a major customer were to otherwise decrease or be delayed, our results of operations would be harmed.

WE FACE RISKS FROM FAILURES IN OUR MANUFACTURING PROCESSES.

    The fabrication of integrated circuits, particularly those made of gallium arsenide, is a highly complex and precise process. Our integrated circuits are currently manufactured from four-inch round wafers made of gallium arsenide. During manufacturing, each wafer is processed to contain numerous die, the individual integrated circuits. We may reject or be unable to sell a substantial percentage of wafers or the die on a given wafer because of:

    - minute impurities;

    - difficulties in the fabrication process, such as failure of special equipment, operator error or power outages;

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

    In addition, the maintenance of our fabrication facilities in Oregon and Texas are subject to risks, including:

    - the demands of managing and coordinating workflow between geographically separate production facilities;

    - disruption of production in one of our facilities as a result of a slowdown or shutdown in our other facility; and

    - higher operating costs from managing geographically separate manufacturing facilities.

IF WE FAIL TO SELL A HIGH VOLUME OF PRODUCTS, OUR OPERATING RESULTS WILL BE HARMED.

    Because a large portion of our manufacturing costs are relatively fixed, our manufacturing volumes are critical to our operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed. During periods of decreased demand, our high fixed manufacturing costs could have a negative effect on our results of operations. We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed in the short-term. A large percentage of our revenues stem from the production of products for our mobile phone customers. We expect that end-use customers will continue to replace their mobile phones due to the continued innovations to reduce size and increase battery life, therefore continuing the demand for mobile phones. However, if this demand decreases from our historic growth, we may not be able to sustain our historic growth. If we receive fewer customer orders than expected, we may not be able to reduce our manufacturing costs in the short-term and our operating results would be harmed.

IF WE DO NOT SELL OUR CUSTOMER-SPECIFIC PRODUCTS IN LARGE VOLUMES, OUR OPERATING RESULTS MAY BE HARMED.

    We manufacture a substantial portion of our products to address the needs of individual customers. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select development projects which will result in sufficient volumes to enable us to achieve manufacturing efficiencies. Because customer-specific products are developed for unique applications, we expect that some of our current and future customer-specific products may never be produced in volume and may impair our ability to cover our fixed manufacturing costs. In addition, if we experience delays in completing designs, if we fail to obtain development contracts from customers whose products are successful or if we fail to have our product designed into the next generation product of existing volume production customers, our revenues could be harmed.

OUR OPERATING RESULTS COULD BE HARMED IF WE LOSE ACCESS TO SOLE OR LIMITED SOURCES OF MATERIALS, EQUIPMENT OR SERVICES.

    We currently obtain some components, equipment and services for our products from limited or single sources, such as ceramic packages from Kyocera. We purchase these components, equipment and services on a purchase order basis, do not carry significant inventories of components and do not have any long-term supply contracts with these vendors. Our requirements are relatively small compared to silicon semiconductor manufacturers. Because we often do not account for a significant part of our vendors' business, we may not have access to sufficient capacity from these vendors in periods of high demand. If we were to change any of our sole or limited source vendors, we would be required to requalify each new vendor. Requalification could prevent or delay product shipments that could negatively affect our results of operations. In addition, our reliance on these vendors may negatively affect our production if the components, equipment or services vary in reliability or quality. If we are unable to obtain timely deliveries of sufficient quantities of acceptable quality or if the prices increase, our results of operations could be harmed.

OUR OPERATING RESULTS COULD BE HARMED IF OUR SUBCONTRACTORS ARE UNABLE TO FULFILL OUR REQUIREMENTS.

    We currently utilize subcontractors for the majority of our assemblies and some of our tests. There are certain risks associated with dependence on third party providers, such as minimal control over delivery scheduling, adequate capacity during demand peaks, warranty issues and protection of intellectual property. Additionally, if these subcontractors are unable to meet our demands, it could prevent or delay production shipments that could negatively affect our results of operations. If we were to change any of our subcontractors, we would be required to requalify each new subcontractor, which could also prevent or delay product shipments that could negatively affect our results of operations. In addition, our reliance on these subcontractors may negatively affect our production if the services vary in reliability or quality. If we are unable to obtain timely service of acceptable quality or if the prices increase, our results of operations could be harmed.

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

OUR OPERATING RESULTS MAY SUFFER IF WE ARE UNABLE TO CONFIGURE AND COMMENCE MANUFACTURING AT OUR NEW RICHARDSON, TEXAS FACILITY.

    In August 2000, we completed the purchase of a 420,000 square foot fabrication facility in Richardson, Texas from Micron Technology Texas, LLC. This facility will provide the capacity needed to meet future demands and manufacturing space in the event we elect to transfer from our Dallas, Texas facility. We plan to continue to operate our Dallas, Texas facility and our Hillsboro, Oregon facility during the configuration, setup and testing of our new Richardson, Texas facility. Given the long lead times associated with bringing a new facility to a fully qualified manufacturing production status, we will incur substantial expenses before achieving volume production in the Richardson, Texas facility. The establishment of our wafer fabrication processes at the Richardson, Texas facility will involve a number of significant risks and uncertainties, including, but not limited to, manufacturing transition, startup or process problems, construction, process qualification or equipment delays, cost overruns or shortages of equipment or materials, any of which may also adversely affect yields. Should there be delays in commencing production at the Richardson, Texas facility, we may not have adequate capacity to respond to all orders during the transition period. There can be no assurance that we will be able to successfully transition our manufacturing operations to the Richardson, Texas facility prior to the expiration of our existing Dallas, Texas facility's lease, in the event we elect to transfer from our Dallas, Texas facility, or that we will not experience difficulties in replicating critical manufacturing processes or a reduction in manufacturing output as a result. Nor have we determined whether we will seek to extend our lease in our Dallas, Texas facility. Moreover, believing that our commencement of production at the Richardson, Texas facility could cause manufacturing delays, some customers may have purchased quantities of our products in recent fiscal quarters in excess of such customers' respective immediate needs and may continue to do so. As a result, our operating results in subsequent quarters may be materially reduced. Commencing manufacturing operations at our Richardson, Texas facility could place significant strain on our management and engineering resources and result in diversion of management attention from the day-to-day operation of our business.

    Our lease and operation of our own manufacturing facilities entails a high level of fixed costs. Such fixed costs consist primarily of occupancy costs, investment in manufacturing equipment, repair, maintenance and depreciation costs related to equipment and fixed labor costs related to manufacturing and process engineering. Our manufacturing yields vary significantly among our products, depending on a given product's complexity and our experience in manufacturing such product. We have experienced in the past and may experience in the future substantial delays in product shipments due to lower than expected production yields. However, before we realize any revenues from our commencement of our manufacturing operations at the higher capacity Richardson, Texas facility, we will have a significant increase in fixed and operating expenses. Once we commence volume production at the Richardson, Texas facility, our results of operations may still be adversely affected if revenue levels do not increase sufficiently to offset these additional expense levels. Because we have capitalized and intend to continue to capitalize certain costs associated with bringing the Richardson, Texas facility to commercial production, we will recognize depreciation or amortization expenses thereafter. In addition, during periods of low demand, high fixed wafer fabrication costs could have a material adverse effect on our business, financial condition and results of operations.

OUR OPERATING RESULTS MAY SUFFER IF WE DO NOT EXPAND OUR MANUFACTURING CAPACITY IN A TIMELY MANNER.

    We plan to increase our capacity by converting our existing Hillsboro, Oregon facility to accommodate equipment that uses six-inch (150 millimeter) wafer production. In addition, a portion of the Richardson, Texas facility will be configured to accommodate a six-inch product line. We do not have any experience processing six-inch wafers in our fabrication facilities. Our inexperience may result in lower volume of production or higher cost of goods sold. We may be required to redesign our processes and procedures substantially to accommodate the larger wafers. As a result, implementing additional capacity for six-inch wafers may take longer than planned, could interrupt production of integrated circuits from four-inch wafers and could harm our results of operations. Additionally, we do not know if our vendors will be able to supply an adequate quantity of six-inch production wafers. We do not have any long-term supply contracts and if the vendors are unable to provide sufficient quantities for both production lines, it will impact our results. If we are unable to acquire sufficient six-inch manufacturing equipment, it may delay commencement of our manufacturing operations in the Richardson, Texas facility or conversion of our Hillsboro, Oregon facility and could have a material adverse effect on our business, financial condition and results of operations. If we fail to successfully transition to six-inch wafers in a timely manner or our manufacturing yields decline, our relationships with our customers may be harmed.

    Our facilities have a level of capacity beyond which we cannot cost effectively produce our products. Although we are not currently approaching those constraints, we may be unable to further expand our business if we fail to plan and build sufficient capacity. The process of building, testing and qualifying a gallium arsenide integrated circuit fabrication facility is time consuming and difficult. Additionally, we must have adequate resources available to execute our expansion plans.

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

    At our Richardson, Texas facility, we provide our own wastewater treatment and contract for disposal of some materials.

    At our Dallas, Texas facility, we utilize Texas Instruments' industrial wastewater treatment facilities and services for the pre-treatment and discharge of wastewater generated by us, pursuant to the Asset Purchase Agreement dated January 8, 1998. Our wastewater streams are commingled with those of Texas Instruments and are covered by Texas Instruments' wastewater permit.

    The failure to comply with present or future regulations could result in fines being imposed on us and we could be required to suspend production or cease our operations. These regulations could require us to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. We rely to a great extent on Texas Instruments' hazardous waste disposal system at our Dallas, Texas facility. Any failure by us, or by Texas Instruments with respect to our Dallas, Texas facility, to control the use of, or to adequately restrict the discharge of, hazardous substances could subject us to future liabilities and harm our results of operations.

WE DEPEND ON THE CONTINUED GROWTH OF COMMUNICATIONS MARKETS.

    We derive a substantial portion of our product revenues from sales of products for communication applications. These markets are characterized by the following:

    - intense competition;

    - rapid technological change; and

    - short product life cycles, especially in the wireless market.

    In addition, although the communications markets have grown rapidly in the last few years, these markets may not continue to grow or may experience a significant slowdown. A large percentage of our revenues stem from the production of products for our mobile phone customers. In 2000, the mobile phone business will account for approximately 50% of our business; however, we are experiencing a shift in markets. Other markets in which we participate, such as optical, broadband wireless and other wireless, are growing and we expect them to become a substantial portion of our business. If these other markets do not continue to represent a growing percentage of our sales and demand for mobile phones declines, our operating results could suffer.

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

WE INCREASED OUR INDEBTEDNESS SUBSTANTIALLY.

    In February and March 2000, we sold $345.0 million of convertible subordinated notes in a private placement to qualified institutional buyers. As a result of the sale of notes, we incurred $345.0 million of additional indebtedness increasing our ratio of debt to equity (expressed as a percentage) from approximately 3.0% as of December 31, 1999 to approximately 90.7% as of September 30, 2000, after giving effect to the sale of the notes. Our other indebtedness is principally comprised of operating, synthetic and capital leases. We may incur substantial additional indebtedness in the future. For example, we entered into a $87.0 million synthetic lease obligation to finance the purchase of our new Richardson, Texas facility. The level of our indebtedness, among other things, could:

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

OUR REVENUES ARE AT RISK IF WE DO NOT INTRODUCE NEW PRODUCTS AND/OR DECREASE
  COSTS.

    Historically, the average selling prices of some of our products have decreased over the products' lives, and we expect them to continue to do so. To offset these decreases, we rely primarily on achieving yield improvements and other cost reductions for existing products and on introducing new products that can often be sold at higher average selling prices. We believe our future success depends, in part, on our timely development and introduction of new products that compete effectively on the basis of price and performance and adequately address customer requirements. The success of new product and process introductions depends on several factors, including:

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

WE MUST IMPROVE OUR PRODUCTS AND PROCESSES TO REMAIN COMPETITIVE.

    If technologies or standards supported by our or our customers' products become obsolete or fail to gain widespread commercial acceptance, our results of operations may be materially impacted. Because of continual improvements in semiconductor technology, including those in high performance silicon where substantially more resources are invested than in gallium arsenide, we believe that our future success will depend, in part, on our ability to continue to improve our product and process technologies. We must also develop new technologies in a timely manner. In addition, we must adapt our products and processes to technological changes and to support emerging and established industry standards. We have and must continue to perform significant research and development into advanced material development to compete with future technologies of our competitors. These research and development efforts may not be accepted by our customers, and therefore may not go into full production in the future. We may not be able to improve our existing products and process technologies, develop new technologies in a timely manner or effectively support industry standards. If we fail to do so, our customers may select another gallium arsenide product or move to an alternative technology.

OUR RESULTS OF OPERATIONS MAY SUFFER IF WE DO NOT COMPETE SUCCESSFULLY.

    The semiconductor industry is intensely competitive and is characterized by rapid technological change, rapid product obsolescence and price erosion. Currently, we compete primarily with manufacturers of gallium arsenide integrated circuits such as Alpha Industries Inc., Anadigics Inc., Conexant Systems Inc., Fujitsu Microelectronics, Inc., Infineon Technologies AG, Raytheon Company, RF Micro Devices Inc. and Vitesse Semiconductor Corp. and with manufacturers of high-performance silicon integrated circuits such as Applied Micro Circuits Corporation, Maxim Integrated Products Inc., Motorola Inc., Philips and ST Microelectronics. We also face competition from the internal semiconductor operations of some of our current and potential customers. We expect increased competition from existing competitors and from a number of companies that may enter the gallium arsenide integrated circuits market, as well as future competition from companies that may offer new or emerging technologies such as silicon germanium. Most of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. Manufacturers of high performance silicon integrated circuits have achieved greater market acceptance of their existing products and technologies in some applications.

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

OUR OPERATING RESULTS MAY SUFFER DUE TO DECLINING DEMAND FOR SEMICONDUCTORS.

    From time to time, the semiconductor industry has experienced significant downturns and wide fluctuations in product supply and demand. This cyclicality has led to significant imbalances in demand and production capacity. It has also accelerated the decrease of average selling prices per unit. We may experience periodic fluctuations in our future financial results because of these or other industry-wide conditions. For example, if demand for mobile phones were to decrease substantially, demand for the semiconductor components in these phones would also decline.

IF WE FAIL TO INTEGRATE ANY FUTURE ACQUISITIONS, OUR BUSINESS WILL BE HARMED.

    We face risks from any future acquisitions, including the following:

    - we may fail to merge and coordinate the operations and personnel of newly acquired companies with our existing business;

    - we may experience difficulties integrating our financial and operating systems;

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

WE MUST MANAGE OUR GROWTH.

    Our total number of employees grew to 1,020 as of September 30, 2000 from 802 as of December 31, 1999. The resulting growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial and management information systems to keep pace with the growth of our business.

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

OUR BUSINESS MAY BE HARMED IF WE FAIL TO PROTECT OUR PROPRIETARY TECHNOLOGY.

    We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents granted and pending in the United States and in foreign countries and intend to seek further international and United States patents on our technology. We cannot be certain that patents will be issued from any of our pending applications or that patents will be issued in all countries where our products can be sold or that any claims allowed from pending applications or will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, may not protect our products or intellectual property rights to the same extent as do the laws of the United States, increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

OUR ABILITY TO PRODUCE OUR SEMICONDUCTORS MAY SUFFER IF SOMEONE CLAIMS WE INFRINGE ON THEIR INTELLECTUAL PROPERTY.

    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. If it is necessary or desirable, we may seek licenses under such patents or other intellectual property rights. However, we cannot be certain that licenses will be offered or that we would find the terms of licenses that are offered acceptable or commercially reasonable. Our failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by or against us could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination. In the event of an adverse result in any litigation, we could be required to:

    - pay substantial damages;

    - indemnify our customers;

    - stop the manufacture, use and sale of the infringing products;

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

    On February 26, 1999, a lawsuit was filed against 88 firms, several of which are still in litigation, including us, in the United States District Court for the District of Arizona. The suit alleges that the defendants, including us, infringe upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership. Although we believe the suit is without merit and intend to vigorously defend ourselves against the charges, we cannot be certain that we will be successful. Moreover, this litigation may require us to spend a substantial amount of time and money and could distract management from our day to day operations.

OUR BUSINESS MAY SUFFER DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES.

    Our sales outside of the United States were 45.9% of total revenues in the nine months ended September 30, 2000 and 38.4% of total revenues in 1999. We face inherent risks from these sales, including:

    - imposition of government controls;

    - currency exchange fluctuations;

    - longer payment cycles and difficulties related to the collection of receivables from international customers;

    - reduced protection for intellectual property rights in some countries;

    - the impact of recessionary environments in economies outside the United States;

    - unfavorable tax consequences;

    - political instability; and

    - tariffs and other trade barriers.

    In addition, due to the technological advantages provided by gallium arsenide integrated circuits in many military applications, all of our sales outside of North America must be licensed by the Office of Export Administration of the U.S. Department of Commerce. If we fail to obtain these licenses or experience delays in obtaining these licenses in the future, our results of operations could be harmed. Also, because all of our foreign sales are denominated in U.S. dollars, increases in the value of the dollar would increase the price in local currencies of our products and make our products less price competitive.

WE MAY BE SUBJECT TO A SECURITIES CLASS ACTION SUIT IF OUR STOCK PRICE FALLS.

    Following periods of volatility in the market price of a company's stock, some stockholders may file a securities class action litigation. For example, in 1994, a stockholder class action lawsuit was filed against us, our underwriters and some of our officers, directors and investors, which alleged that we, our underwriters and certain of our officers, directors and investors intentionally misled the investing public regarding our financial prospects. We settled the action and recorded a special charge of $1.4 million associated with the settlement of this lawsuit and related legal expenses, net of accruals, in 1998. Any future securities class action litigation could be expensive and divert our management's attention and harm our business, regardless of its merits.

OUR STOCK WILL LIKELY BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS DUE TO A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL AND MAY PREVENT OUR STOCKHOLDERS FROM RESELLING OUR COMMON STOCK AT A PROFIT.

    The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $67.75 to a low of approximately $13.58 during the 52 weeks ended September 30, 2000. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

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

LIQUIDITY AND CAPITAL RESOURCES

    On September 5, 2000, we announced the acquisition from Micron Technology Texas, LLC of its Richardson, Texas wafer fabrication facility for aggregate consideration of $87.0 million. The purchase was financed through a synthetic lease transaction consisting of a participation agreement and master lease agreement. The lease provides for the purchase and expansion of our wafer fabrication facility in Richardson, Texas under an operating lease and provides us with an option to purchase the property or renew our lease for an additional four years. A portion of the loan is collateralized by pledged investment securities. Additionally, we participated as a lender in the synthetic lease transaction, and our participation is classified as other noncurrent assets. Restrictive covenants included in the synthetic lease require us to maintain
(a) a debt service coverage ratio of not more than 3.00 to 1.00 through June, 2001 and not more than 2.50 to 1.00 thereafter, (b) a quick ratio of not less than 1.25 to 1.00, (c) a fixed charge coverage ratio of not less than 1.50 to
1.00 beginning first quarter of 2001 and not less than 2.00 to 1.00 beginning first quarter of 2002 and thereafter and (d) tangible net worth not less than 90% of tangible net worth as of December 31, 1999 plus 75% of net income and net equity additions without deductions for losses. As of September 30, 2000, we were in compliance with the restrictive covenants contained in this synthetic lease.

    We have a $10.0 million unsecured revolving line of credit with US Bank N.A. that matures May 31, 2001. Restrictive covenants included in the line of credit require us to maintain (a) a total liability to tangible net worth ratio of not more than 1.50 to 1.00, (b) a current ratio of not less than 1.75 to 1.00 and (c) cash and investments, including restricted investments, greater than $45.0 million. As of September 30, 2000, we were in compliance with the restrictive covenants contained in this line of credit.

    In February and March 2000, we completed a private placement of $345.0 million (net proceeds of $333.9 million) of 4% convertible subordinated notes due 2007. The notes are unsecured obligations, are initially convertible into our Common Stock at a conversion price of $67.80 per share and subordinated to all of our present and future senior indebtedness. We also completed public offerings of our common stock in July 1999 and September 1995, raising approximately $146.6 million and $48.1 million, respectively, net of offering expenses. In December 1993 and January 1994, we completed our initial public offering raising approximately $16.7 million, net of offering expenses. In addition, we have funded our operations to date through other private sales of equity, borrowings, equipment leases and cash flow from operations. As of September 30, 2000, we had working capital of approximately $488.2 million, including $448.1 million in cash, cash equivalents and unrestricted investments.

    In November 1997, we entered into a $1.5 million lease agreement for land adjacent to our Hillsboro, Oregon facility. Under the terms of that agreement, United States National Bank of Oregon ("USNB") provided loans to Matisse Holding Company ("Matisse") to purchase the land, and Matisse in turn leased it to us under a renewable one-year lease agreement. The loan from USNB was partially collateralized by a guarantee from us. In June 2000, we retired this loan and no longer have any obligation under the agreement.

    In May 1996, we entered into a five-year synthetic lease through a participation agreement with Wolverine Leasing Corp. ("Wolverine"), USNB and Matisse. The lease provides for the construction and occupancy of our headquarters and wafer fabrication facility in Hillsboro, Oregon under an operating lease from Wolverine and provides us with an option to purchase the property or renew our lease for an additional five years. Under the terms of the agreement, USNB and Matisse made loans to Wolverine, which in turn advanced the funds to us for the construction of the Hillsboro, Oregon facility and other associated costs and expenses. The loan from USNB is collateralized by investment securities we have pledged. These investment securities are classified on our balance sheet as restricted long-term assets. In addition, restrictive covenants in the participation agreement require us to maintain
(a) a total liability to tangible net worth ratio of not more than 1.50 to 1.00,
(b) minimum tangible net worth greater than $50.0 million and (c) more than $45.0 million of cash and liquid investment securities, including restricted securities. As of September 30, 2000, we were in compliance with the covenants described above.

    The following table presents a summary of our cash flows (in thousands):

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
Net cash provided by operating activities...................  $  70,592   $ 15,504
Net cash used in investing activities.......................   (332,486)   (85,290)
Net cash provided by financing activities...................    337,910    146,223
                                                              ---------   --------
Net increase in cash and cash equivalents...................  $  76,016   $ 76,437
                                                              =========   ========

    The $70.6 million of cash provided by operating activities for the nine months ended September 30, 2000 related primarily to net income of $48.3 million, depreciation and amortization of $7.5 million, a tax benefit of stock options exercises of $29.0 million as well as increases in accounts payable and accrued expenses of $14.5 million. This was offset by increases in accounts receivable of $18.0 million, inventories of $4.1 million and prepaid expense and other assets of $6.5 million. The $15.5 million of cash provided by operating activities for the nine months ended September 30, 1999 related primarily to net income of $14.7 million, an increase in accounts payable and accrued expenses of $3.8 million, depreciation and amortization of $5.4 million and deferred income taxes of $2.0 million. This was offset by increases in accounts receivable of $6.9 million and inventories of $3.8 million.

    The $333.8 million of cash used in investing activities for the nine months ended September 30, 2000 related to the purchase of $786.0 million of investments, capital expenditures of $52.0 million, increase in restricted long-term assets of $14.5 million and purchase of long-term investments of $88.6 million offset in part by the sale/maturity of $607.3 million of investments. The $85.3 million of cash used in investing activities for the nine months ended September 30, 1999 related to the purchase of $240.5 million of investments and capital expenditures of approximately $4.2 million, but was offset in part by the sale/ maturity of $159.4 million of investments.

    The $338.0 million of cash provided by financing activities for the nine months ended September 30, 2000 related primarily to the net proceeds from debt of $333.9 million and from the issuance of common stock of $7.6 million. This was offset in part by payment of principal on capital leases of $3.4 million. The $146.2 million of cash provided by financing activities for the nine months ended September 30, 1999 related primarily to the issuance of common stock of $150.0 million and was offset in part by payment of principal on capital leases of $3.8 million.

    Cash used for capital expenditures for the nine months ended September 30, 2000 was approximately $52.0 million. We anticipate that our capital equipment needs, including manufacturing and test equipment and computer hardware and software, will require additional expenditures of approximately $140.3 million during the next 12 months.

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

PART II--OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

    On February 26, 1999, a lawsuit was filed against 88 firms, several of which are still in litigation, including us, in the United States District Court for the District of Arizona. The suit alleges that the defendants, including us, infringe upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership. Although we believe the suit is without merit and intend to vigorously defend ourselves against the charges, we cannot be certain that we will be successful. Moreover, this litigation may require us to spend a substantial amount of time and money and could distract management from our day to day operations.

ITEM 2:  CHANGES IN SECURITIES.

    None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        Exhibit 10.26 Loan agreement between U.S. Bank National Association and registrant dated September 28, 2000

        Exhibit 27.1 Financial Data Schedule

    (b) Reports on Form 8-K

    We filed a Report on Form 8-K (File No. 000-22660) with the Securities and Exchange Commission on August 30, 2000 to announce our acquisition from Micron Technology Texas, LLC of its Richardson, Texas wafer fabrication facility for aggregate consideration of $87 million.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TriQuint Semiconductor, Inc.

Dated:  November 13, 2000                      /s/ STEVEN J. SHARP
                                               --------------------------------------------
                                               Steven J. Sharp
                                               CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                               EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE
                                               OFFICER)

Dated:  November 13, 2000                      /s/ EDSON H. WHITEHURST, JR.
                                               --------------------------------------------
                                               Edson H. Whitehurst, Jr.
                                               VICE PRESIDENT, FINANCE AND ADMINISTRATION,
                                               CHIEF FINANCIAL OFFICER AND SECRETARY
                                               (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                          TRIQUINT SEMICONDUCTOR, INC.
                               INDEX TO EXHIBITS

                                                                                                   SEQUENTIAL
     EXHIBIT NO.                                           DESCRIPTION                              PAGE NO.
---------------------                                      -----------                             -----------
    10.26                                   Loan Agreement between U.S. Bank National
                                                 Association and registrant dated
                                                        September 28, 2000
    27.1                                             Financial Data Schedule