Form 10-K
period 2000-12-31
TRIQUINT SEMICONDUCTOR INC
filed 2001-03-28
CIK 913885

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

/x/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2000 or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                to

Commission file number: 0-22660

TRIQUINT SEMICONDUCTOR, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3654013 (I. R. S. Employer Identification Number)

2300 N. E. Brookwood Parkway Hillsboro, Oregon 97124 (Address of principal executive office)

Registrant's Telephone number, including area code: (503) 615-9000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2000 reported on the Nasdaq Stock Market's National Market, was approximately $3,053,992,425. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of December 31, 2000, the registrant had outstanding 80,098,508 shares of Common Stock.

    The Index to Exhibits appears on page 22 of this document.

DOCUMENTS INCORPORATED BY REFERENCE

    The registrant has incorporated into Part II of Form 10-K by reference portions of its Annual Report to Stockholders for the fiscal year ended December 31, 2000 and has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its 2001 Annual Meeting of Stockholders.

TRIQUINT SEMICONDUCTOR, INC.
2000 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K, including the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" contains forward-looking statements about TriQuint Semiconductor, Inc. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among other things, those listed under "Risk Factors" and elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should", expects," "believes," "estimates," "predicts," "potential," "continue," "our future success depends," "seek to continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Future Operating Results." These factors may cause our actual results to differ materially from any forward-looking statement.

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

ITEM 1. BUSINESS

Overview

    We design, develop, manufacture and market a broad range of high-performance analog and mixed-signal integrated circuits for communications markets. Our integrated circuits are incorporated into a variety of communications products, including cellular phones and pagers, fiber optic telecommunications equipment, satellite communications systems, high-performance data networking products and aerospace applications. We use our proprietary gallium arsenide technology to enable our products to overcome the performance barriers of silicon devices in a variety of applications. Gallium arsenide has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of gallium arsenide integrated circuits that operate at much higher speeds than silicon devices, or operate at the same speeds with reduced power consumption. We sell our products worldwide to end-user customers, including Alcatel, Ericsson Inc., Finisar Corp., Hittite Microwave Corp., Hughes Electronics Corp., Lucent Technologies, Inc., Marconi P.L.C., Mini-Circuits, Inc., Motorola, Inc., Nokia Corporation, Nortel Networks Corp., Raytheon Company and Schlumberger Limited.

    We own and operate advanced wafer fabrication facilities and utilize proprietary processes designed to enable us to cost-effectively produce analog and mixed-signal integrated circuits in high volumes. We believe that control of wafer fabrication assures a reliable source of supply and provides greater opportunities to enhance quality and reliability and achieve manufacturing efficiency. In addition, this control can facilitate new process and product development and enables us to be more responsive to customer requirements. Our wafer fabrication capabilities have allowed us to establish a strategic foundry business serving leading communications companies. Our foundry business leverages our extensive library of proprietary analog and mixed-signal cells and our advanced integrated circuit manufacturing processes.

    We are incorporated under the laws of the state of Delaware. Our principal executive offices are located at 2300 N. E. Brookwood Parkway, Hillsboro, Oregon 97124, and our telephone number is (503) 615-9000.

Industry Background

    Market demands for higher levels of performance in electronic communications systems have produced an increasing number of varied, complex applications. The increased capabilities of these new systems, in turn, are spawning new markets and a further proliferation of new, sophisticated applications. Many of these new applications have emerged in the wireless communications, telecommunications, optical networking, computing and aerospace industries.

    The wireless communications industry has experienced rapid growth with the advent of new applications such as digital cellular telephones, personal communication systems ("PCS"), handheld navigation products based on the global positioning satellite ("GPS") standard, satellite communications, wireless local area networks ("WLANs"), wireless internet and cable television/cable modem. In addition, many of these new applications require battery-powered portability. The proliferation of some of these new applications has led to increased communication traffic resulting in congestion of the historically assigned frequency bands. As a consequence, wireless communications are moving to higher, less congested frequency bands. We believe the increasing demand for wireless communications at higher frequencies will lead to entirely new high volume applications.

    The telecommunications industry is encountering increasing demand for higher transmission rates and increased capacity to accommodate the growth of traditional voice traffic and higher levels of data traffic arising from widely-used applications such as facsimile communications, computer networking and online and Internet services. Today's advanced telecommunications systems employ high speed switching networks and fiber optic cable operating in accordance with high frequency standards such as synchronous optical network ("SONET"), Synchronous Digital Hierarchy ("SDH"), integrated services digital network ("ISDN") and the asynchronous transfer mode ("ATM") standard. For example, high-performance SONET telecommunications systems can operate at frequencies of 10 Gbits/sec or higher. The advent of video communications and multimedia (combinations of voice, video and data) are placing further demands on these systems for even higher data transmission rates.

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

    To address the market demands for higher performance, electronic communications system manufacturers have relied heavily on advances in semiconductor technology. In recent years, the predominant semiconductor technologies used in advanced electronic systems have been silicon-based complementary metal oxide semiconductor, bipolar complementary metal oxide semiconductor and emitter coupled logic process technologies. However, the newest generation of high-performance electronic systems requires further advances in semiconductor performance. One way to improve performance is to combine analog and digital circuitry on the same device. This combination, known as mixed-signal technology, can provide higher levels of integration (smaller size and increased functionality), reduced power consumption and higher operating frequencies. Notwithstanding the benefits of mixed-signal technology, the performance requirements of certain critical system functions generally cannot be achieved using silicon-based components. As a result, system manufacturers are seeking semiconductor products, which can overcome the performance limitations of silicon devices in a variety of applications. Gallium arsenide semiconductor technology has become an effective alternative or complement to silicon solutions in many high-performance applications. Gallium arsenide has inherent physical properties, which allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of gallium arsenide integrated circuits, which operate at much higher speeds than silicon devices, or operate at the same speeds with lower power consumption. The process technologies utilized in gallium arsenide semiconductor fabrication include metal semiconductor field effect transistor ("MESFET"), psuedomorphic high electron mobility transistor ("pHEMT"), heterojunction bipolar transistor ("HBT") and heterostructure field effect transistor ("HFET"). In many new applications, gallium arsenide integrated circuits enable high-performance systems to process data more quickly, increasing system-operating rates.

    In addition to enabling high-performance systems to process data more quickly, the use of gallium arsenide integrated circuits can reduce system power requirements, which is particularly important in battery powered portable applications. The high-performance characteristics of gallium arsenide, combined with the system requirements of the communications industry, have led to the use of gallium arsenide components in high volumes to complement silicon devices in a wide range of commercial and aerospace systems.

    We believe that the continuation and acceleration of these trends will result in increasing demand for gallium arsenide integrated circuits, thereby creating substantial opportunities for market-focused manufacturers who can provide a broad range of cost-effective gallium arsenide integrated circuits in high volume.

  Wireless Communications

    Gallium arsenide design and manufacturing technologies are being applied to commercial communications in satellites, satellite receivers for TV broadcast, wireless transceivers for internet access, handheld navigation systems based on the GPS system, WLANs cellular and PCS telephones.

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

  Telecommunications

    Gallium arsenide technologies are well suited for the growing markets and applications which require the transmission or manipulation of large amounts of information at high speeds with high data integrity. These applications, which typically require customer-specific solutions and include digital, analog and mixed-signal functions, are found primarily in the telecommunications industry, but also span other industries such as instrumentation, aerospace and defense. For many of these applications, gallium arsenide products provide better price/performance value than silicon. The intrinsic electrical properties of gallium arsenide result in higher speed, lower noise and less power consumption compared to silicon.

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

    The telecommunications industry has established a series of standards, most notably SONET, ISDN and ATM, which define transmission rates, protocols, signal quality and reliability. Gallium arsenide-based products address the performance requirements of these standards, as well as higher speed communication links (2.48 Gbits/sec and above).

  Data Communications

    Data communications equipment is typically used to interconnect mainframe computers, clients and servers, workstations, disk storage arrays and other peripheral devices. Other applications, which require transmission of large amounts of data at high speed include multimedia computing, supercomputing, multiprocessor systems, interactive computer aided design/computer aided manufacturing ("CAD/CAM"), medical imaging and high speed, high resolution printing. As new applications requiring higher volume data transfer have proliferated, and as microprocessor speeds have increased, a critical bottleneck has developed in these communications links. The computation speed of today's microprocessors is 10 to 100 times faster than currently available communications equipment based on communications standards such as Ethernet and Small Computer System Interface ("SCSI"). A solution to this problem is the use of high-speed serial data transmission by means of coaxial or fiber optic cable in combination with our mixed-signal transmitting and receiving devices. For example, leading computer manufacturers have acknowledged the need for high-speed serial data communications links by supporting the Fibre Channel standard, which can operate up to 10 Gbits/sec.

  Millimeter Wave Communications

    A broad array of customers and applications are served by monolithic microwave integrated circuits ("MMICs"), including the development of MMICs for phased-array radar antenna modules. This advanced antenna/system technology finds application in military aircraft, ships and spacecraft. It is also emerging as a key technology in next-generation commercial spacecraft and mobile earth station platforms.

    Two important commercial applications served by gallium arsenide MMICs are point-to-point and point-to-multipoint digital radio markets. The point-to-point radio market is driven by expansion of the wireless telephone market, as these radios serve as the infrastructure to link the various remote towers to the switching centers. The point-to-multipoint radio market is being driven by both the LMDS auctions by the Federal Communications Commission for wireless distribution of phone, video and two-way data services and the growing demand for high-speed wireless networks not based on expensive or fixed-location fiber optic cable systems.

TriQuint Strategy

    We are a leading supplier of high-performance gallium arsenide integrated circuits for the wireless communications, telecommunications, data communications and aerospace markets. Our products incorporate our proprietary analog and mixed-signal designs and our advanced gallium arsenide manufacturing processes to address a broad range of applications and customers. Key elements of our strategy include:

    Focusing on Analog and Mixed-signal Design Excellence.  We have made substantial investments in our analog and mixed-signal circuit design capabilities. Our design staff has specialized expertise to address the needs of each of our target markets. The foundation of our design resources is an extensive library of digital and analog cells and associated software tools and databases necessary to develop new products rapidly and cost effectively. We believe that our analog and mixed-signal design capabilities provide us with a competitive advantage in designing and developing integrated circuits for standard or customer-specific products in our target markets.

    Continuing to Serve Customers Across a Broad Array of Applications in Communications Markets.  We offer a broad range of standard and customer-specific integrated circuits, as well as manufacturing and design services, which address numerous end-user applications in a variety of communications markets. The breadth of our offerings resulted in the direct delivery of products and services to more than 400 customers during 2000. In addition, we had 30 customers that each contributed $1.0 million or more to our revenues in 2000. We believe that our broad customer base and wide range of applications provide us with significant insights into future customer requirements, which facilitates the timely development of new products and services for our target markets. This enables us to participate in emerging communications markets.

    Targeting High Growth Markets with High-performance Solutions.  We use our advanced proprietary gallium arsenide technology to produce high-performance integrated circuits that are intended to overcome the performance limitations of silicon devices in the wireless communications, telecommunications, data communications and aerospace markets. We design and manufacture innovative analog and mixed- signal products that provide high-performance solutions for targeted applications within these growing markets. These applications require integrated circuits that have one or more attributes of gallium arsenide technology, such as low noise and high linearity for superior signal quality, high speed for operation at higher frequencies and low power consumption for battery powered portability.

    Offering Foundry Services.  We believe that our foundry capabilities are a key element in forming long-term partnerships with our customers and enable us to capitalize further on the growth in communications markets. We also believe many semiconductor companies are embracing a manufacturing outsourcing model and that, as a result, foundries will play an important role in the overall growth of the semiconductor industry. We believe our ability to offer both leading edge analog and mixed-signal devices, as well as state-of-the-art gallium arsenide processes, is a key competitive advantage. We seek to continue to expand our foundry capabilities, including our integrated circuit manufacturing, post-fabrication and product engineering services, in order to meet the rigorous demands of our customers. For example, we have entered into agreements with a number of design firms to offer design services to our customers. These agreements enable us to enhance the value of our services without significantly increasing overhead. We currently provide foundry services for, among others, Ericsson, Lucent, Motorola and QUALCOMM Incorporated.

    Capitalizing on Partnerships with Industry Leaders in our Target Markets.  We seek to continue to establish and maintain close working relationships with industry leaders in each of our target market segments. We also intend to establish strategic relationships with companies that provide access to new technologies, products and markets. We have relationships with leading manufacturers in our target markets such as Ericsson, Hughes, Lucent, Nokia, Nortel, Philips Semiconductor and QUALCOMM.

Target Markets

    We focus on commercial and aerospace applications in the wireless communications, telecommunications, data communications and millimeter wave communication markets, which can benefit significantly from the performance of gallium arsenide and our analog and mixed-signal design expertise.

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

    Telecommunications.  Gallium arsenide technologies are well suited for the growing markets and applications that require the transmission or manipulation of large amounts of information at high speeds with high data integrity. These applications typically require customer-specific solutions. These applications include digital, analog and mixed-signal functions and are found primarily in the telecommunications industry, but also include other industries such as instrumentation and aerospace. For many of these applications, we believe our products enable these systems to achieve superior performance.

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

    The telecommunications industry has established a series of standards that define transmission rates, protocols, signal quality and reliability. These standards include synchronous optical network ("SONET"), integrated services digital network ("ISDN") and asynchronous transfer mode ("ATM"). Gallium arsenide integrated circuits address the performance requirements of these standards, as well as higher speed communication standards (40 Gbits/sec and above).

    Data Communications.  Data communications equipment is typically used to interconnect mainframe computers, clients and servers, workstations, disk storage arrays and other peripheral devices. Other applications that require transmission of large amounts of data at high speed include multimedia computing, supercomputing, multiprocessor systems, interactive computer aided design/computer aided manufacturing, medical imaging and high speed, high resolution printing. As new applications requiring higher volume data transfer have proliferated, the use of gallium arsenide technology has also increased. Using our mixed-signal technology, our products enable high-speed data transmission with high data integrity.

    Millimeter Wave Communications.  Our Millimeter Wave Communications operation designs, develops, manufactures and markets advanced gallium arsenide integrated circuits that are used in commercial applications such as wireless and satellite communications as well as in aerospace systems.

    We provide products that are used in applications for the digital radio market. The point-to-point radio market is driven by expansion of the wireless telephone market, as these radios serve as the infrastructure to link the various remote towers to the switching centers. The point-to-multipoint radio market is being driven by local multipoint distribution systems for wireless distribution of phone, video and two-way data services and the growing demand for other high-speed wireless networks.

Products

    Our broad range of standard and customer-specific integrated circuits, combined with our manufacturing and design services, allow customers to select the specific integrated circuit solution which best fulfills their technical and time-to-market requirements.

  Standard Products

    TriQuint offers families of standard products for each of our target markets.

    Wireless Communications.  Our standard products for this varied market are used as building blocks for multi-purpose applications in radio frequency and microwave systems. These systems include personal communications networks, cellular telephones, satellite communications and navigation systems and wireless computer networks. TriQuint's wireless communications standard products leverage the advantages of our proprietary gallium arsenide technology by addressing the needs of system designers for low noise, power efficient amplification, low loss switching and efficient and accurate frequency conversion.

    Telecommunications.  While most of our telecommunications products are customer-specific, we also offer standard telecommunications products, such as SONET and SDH multiplexers and demultiplexers to provide low bit-error-rate performance in standard transmission applications and SONET/SDH compatible transceivers that support clock and data recovery and ATM framing, as well as high-performance crosspoint switches.

    Data Communications.  For this market, TriQuint offers families of standard products which are targeted at high-speed data communication applications.

    Millimeter Wave Communications.  We offer a wide variety of standard millimeter wave communications and discrete devices covering the DC to 45 GHz frequency range. The devices are adapted for both general purpose and application-specific signal amplification or control purposes.

  Customer-Specific Products and Services

    We offer our customers a variety of product options and services for the development of customer-specific products. Services offered by us include design, wafer fabrication, test engineering, package engineering, assembly and test. Customer-specific products and services generally provide revenue at two stages: first when the design is developed and engineered, and second when we manufacture the device. We focus the development of our customer-specific products on our target markets in applications involving volume production requirements. As is typical in the semiconductor industry, customer-specific products are developed for specific applications. As a result, we expect to generate production revenues only from those customer-specific products that are subsequently produced in high volume.

    Customer-specific designs are generally implemented by one of two methods. Under the first method, the customer supplies us with detailed performance specifications and we perform the complete design, development and subsequent manufacturing of the integrated circuits. These designs are generated using either our in-house design engineering group or independent third-party design organizations qualified by us. Under the second method, we supply circuit design and process rules to our customer and the customer's internal engineering staff designs products, which TriQuint then manufactures.

    Our foundry services support markets such as cellular and PCS handset and infrastructure, including GSM, TDMA and CDMA; wireless data networks, including ISM bands at 900 MHz, 2.4 GHz and 5.8 GHz; and telecomm and cable television infrastructures with these types of products and services.

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

Design and Process Technology

    In order to develop and introduce new products rapidly and cost-effectively which address the needs of our target markets, we have made substantial investments in building our capabilities in digital, analog and mixed-signal circuit design. We have developed an extensive library of digital and analog cells and associated software tools and databases which we use to facilitate the design of our integrated circuits. We have also developed and documented process and design rules which allow customers to design proprietary circuits themselves. Mixed-signal products, which generally involve varied and complex functions operating at high frequencies, generally present design and testing challenges. We believe that our extensive cell library, optimized mixed-signal process technology and design and test engineering expertise in high-performance mixed-signal integrated circuits address these challenges and provide a significant competitive advantage.

    Our manufacturing strategy is primarily to use high volume process technologies, which enables us to provide cost-effective, stable, uniform and repeatable solutions for our customers. We provide advanced wafer manufacturing processes. Unlike our gallium arsenide competitors who have typically concentrated on either digital or analog products, we have intentionally pursued process technologies that are cost-effective for digital, analog and mixed-signal applications. As a result of the ability to primarily utilize core processes in the manufacture of our products, we are able to enjoy the cost advantages associated with standard high volume semiconductor manufacturing practices. The core process technology in our Oregon wafer fabrication operation employs all implanted structures, 4 micron metal pitch and 0.5 to 0.7 micron geometries, involves 10 to 18 mask steps, has a cutoff frequency of up to 21 GHz and is scalable. This scalability facilitates further cost reduction and performance improvement. The process technology employed in our Texas wafer fabrication operation includes six advanced performance production processes: 0.5 micron gate length MESFET for amplifier applications; 0.25 and 0.5 micron gate length pHEMT for high power and high frequency applications; HBT for high voltage, high linearity, and high power density; 0.5 micron gate length HFET for high voltage, high power amplifiers and switches; and Vertical P-I-N diode ("VPIN") for signal control devices such as switches, limiters and attenuators.

    We apply the technological advances within the silicon and related support industries to our design and manufacturing processes. TriQuint utilizes popular computer-aided design and process control tools and test equipment. We primarily use standard silicon industry packages and subcontract our product assembly operations.

Customers

    We have a broad customer base of leading systems manufacturers. We shipped products or provided manufacturing services to more than 400 end-user customers and distributors in 2000. Our largest customers include Nokia, which accounted for approximately 12.0%, Nortel, which accounted for approximately 10% and Raytheon, which accounted for approximately 11.7%, of our total revenues in 1998. In 1999, Nokia accounted for approximately 21.0% of our total revenues and Nortel accounted for approximately 17.3% of our total revenues. In 2000, Ericsson accounted for approximately 19.9% of our total revenues, Nokia accounted for approximately 18.3% of our total revenues and Nortel accounted for approximately 17.3% of our total revenues. No other single customer accounted for greater than 10% of total revenues during these periods.

    The following is a list of our customers that contributed $1.0 million or more to our revenues in 2000:

Alcatel	Novatel Wireless, Inc.
The Boeing Company	Nokia
Finisar	Nortel
Ericsson	Northrop Grumman Corporation
Harris Corp.	Panasonic Industrial Co.
Hittite	QUALCOMM
Hughes	Raytheon
Hyundai Corporation	RF Micro Devices Inc.
Intel Corporation	Schlumberger
Lockheed Martin Corporation	Siemens Corporation
Lucent	Stanford Microdevices, Inc.
LG Group	Stellex Microwave Systems, Inc.
Marconi	Tektronix, Inc.
Mini-Circuits	Tellabs, Inc.
Motorola	Toshiba Corporation

Manufacturing

    Our Oregon wafer manufacturing facility is located in Hillsboro. The Hillsboro wafer fabrication facility consists of 68,000 square feet. In 2000, we completed an expansion of our Hillsboro manufacturing facility increasing the square footage of our Class 10 performance clean room to 23,000 square feet. This expansion was necessary to convert our four-inch manufacturing process to a six-inch manufacturing process.

    We have two facilities in Texas, our Dallas facility and our newly acquired Richardson facility. The Dallas facility comprises approximately 100,000 square feet, of which 17,000 square feet are operated as a Class 10 performance clean room. We lease the Dallas facility from Raytheon under a sublease, which expires on July 10, 2002. Raytheon leases the premises from Texas Instruments. We have the right to renew our sublease of this facility for up to three additional five-year periods if Raytheon exercises its rights to renew its lease from Texas Instruments.

    In August 2000, we completed the purchase of a 420,000 square foot fabrication facility in Richardson, Texas from Micron Technology Texas, LLC. The facility, located on a thirty-eight acre campus, is configured as 48,500 square feet of Class 1 clean room, 10,000 square feet of Class 100 clean room, and approximately 84,000 square feet of office space. This facility will provide the capacity needed to meet future demand for office and manufacturing space. We plan to continue to operate our Dallas facility during the configuration, setup and testing of our new Richardson facility. The purchase was financed through a synthetic lease transaction consisting of a participation agreement and master lease agreement. The lease provides for the purchase and expansion of our wafer fabrication facility in Richardson under a five-year operating lease. At the end of the lease term, we may (i) renew our lease for two additional two-year terms, (ii) exercise its purchase option or (iii) cause the facility to be sold to a third party whereby we guarantee residual value to the lessor. A portion of the loan is collateralized by pledged investment securities. Additionally, we participated as a lender in the synthetic lease.

    The fabrication of semiconductor products is highly complex and sensitive to dust and other contaminants, requiring production in a highly controlled, clean environment. Minute impurities, difficulties in the fabrication process or defects in the masks used to print circuits on the wafers can cause a substantial percentage of the wafers to be rejected or numerous die on each wafer to be nonfunctional. As compared to silicon technology, the less mature stage of gallium arsenide technology leads to somewhat greater difficulty in circuit design and in controlling parametric variations, thereby yielding fewer good die per wafer. The more brittle nature of gallium arsenide wafers can lead to higher processing losses than experienced with silicon wafers. To maximize wafer yield and quality, we test our products in various stages in the fabrication process, maintain continuous reliability monitoring and conduct numerous quality control inspections throughout the entire production flow using analytical manufacturing controls. A sustained failure to maintain acceptable yields would have a material adverse effect on our operating results.

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

    Our employees have performed studies of the reliability of our processes and have published more than 30 technical papers in the field. In October 1994, we received the ISO 9001 Quality System Certification with respect to our operations in Hillsboro, Oregon. We have successfully fabricated devices for "High Reliability" applications in commercial and military spacecraft since 1988. Through accelerated test techniques, we have demonstrated expected device failure rates of less than 100 FITs (100 failures in 1 billion device-hours of operation) in the first twenty years of operation at maximum junction temperatures of 150 degrees Celsius. The reliability of our processes may be inadvertently reduced by future engineering changes and the reliability of any given integrated circuit may be strongly influenced by design details, and there can be no assurance that circuits designed and manufactured in the future will achieve this level of reliability.

    We use wafer fabrication equipment that is generally the same as that used in a submicron silicon metal oxide semiconductor facility. While many of the process steps are also similar to those commonly used in silicon wafer manufacturing, TriQuint's gallium arsenide manufacturing process has important differences. The gallium arsenide process requires fewer steps and may be conducted at lower temperatures than those typically required in high-performance silicon processes. Furthermore, gallium arsenide wafers require more rigorous handling procedures than do silicon wafers.

    The raw materials and equipment used in the production of our integrated circuits are available from several suppliers. We currently have approximately seven fully qualified wafer vendors, at least two of which are located in the United States, and three fully qualified mask set vendors, all of which are located in the United States.

    We assemble our products using outside assembly contractors. Outside assembly and tape and reel services for volume production are contracted to eleven vendors, five of which are located in the United States. We purchase high-performance, multilayer ceramic packages from two vendors not located in the United States. We believe we were the first supplier of gallium arsenide integrated circuits to introduce plastic packages in volume production. We currently purchase plastic packaging services from seven suppliers, one of which is located in the United States. A reduction or interruption in the performance of assembly services by subcontractors or a significant increase in the price changed for such services could adversely affect our operating results.

Sales and Distribution

    We sell our products through independent manufacturers' representatives and distributors and through a direct sales staff. As of December 31, 2000, we had twenty-two independent manufacturers' representative firms and two distributors in North America. Our eight-person direct sales management staff provides sales direction and support to the manufacturers' representatives and distributors. Domestic sales management offices are located in the metropolitan areas of Los Angeles, California; Atlanta, Georgia; Boston, Massachusetts; Portland, Oregon; San Jose, California and Raleigh, North Carolina. Our international business is supported by a network of eighteen manufacturers' representatives and distributors in Europe and the Pacific Rim. We have also established foreign sales and marketing offices in Germany, France, Japan and Korea. We had sales outside of the United States of $134.0 million, $62.8 million and $26.8 million in 2000, 1999 and 1998, respectively. All international sales of our products are denominated in U. S. dollars in order to reduce the exchange rate risks. Sales outside of the United States involve a number of inherent risks, including reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside of the United States and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, due to the technological advantage provided by gallium arsenide in military applications, all export sales must be licensed by the Office of Export Administration of the U. S. Department of Commerce. Although we have experienced no difficulty in obtaining these licenses, failure to obtain these licenses in the future could have a material adverse effect on our results of operations.

    We include in our backlog all purchase orders and contracts for products requested by the customer for delivery within twelve months. We do not have long-term agreements with any of our customers. Customers generally purchase our products pursuant to cancelable short-term purchase orders. Our customers have canceled these purchase orders or rescheduled delivery dates in the past, and we expect that these events may also occur in the future. We also produce standard products, which frequently can be shipped from inventory within a short time after receipt of an order, and therefore such orders may not be reflected in backlog. Accordingly, backlog as of any particular date may not necessarily be representative of actual sales for any future period.

Research and Development

    Our research and development efforts are focused on the design of new integrated circuits, improvement of existing device performance, development of new processes, cost reductions in the manufacturing process and improvements in device packaging. New product developments include standard and customer-specific devices for satellite communications, cellular and PCS telephones, wireless local area networks, wireless modems, high-performance switching, transmission and data conversion products and data communications chipsets.

    Our research, development and engineering expenses in 1998, 1999 and 2000 were approximately $19.0 million, $22.0 million and $31.2 million, respectively. As of December 31, 2000, approximately 351 of our employees were engaged in activities related to process and product research and development. We expect that we will continue to spend substantial funds on research and development.

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

Competition

    The market for high-performance semiconductors is highly competitive and subject to rapid technological change. Due to the increasing requirements for high-speed components, we expect intensified competition from existing silicon device suppliers and the entry of new competition producing either silicon or gallium arsenide components or components incorporating new technologies such as silicon germanium. Currently, we compete primarily with manufacturers of high-performance silicon integrated circuits such as Applied Micro Circuits Corporation, Maxim Integrated Products Inc., Motorola, Philips and STMicroelectronics N.V. and with manufacturers of gallium arsenide integrated circuits such as Alpha Industries Inc., Anadigics Inc., Conexant Systems Inc., Fujitsu Microelectronics, Inc., Infineon Technologies AG, Raytheon, RF Micro Devices and Vitesse Semiconductor Corp. We also face competition from the internal semiconductor operations of some of our current and potential customers. We expect increased competition from existing competitors and from a number of companies that have entered and may enter the gallium arsenide integrated circuits market, such as Network Devices, Inc., Global Communications, Inc. and WIN Semiconductor, as well as future competition from companies that may offer new or emerging technologies such as silicon germanium. In general, most of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we do.

    Gallium arsenide integrated circuits have been used in the wireless communications market on a production basis for products or subsystems operating below 2.5 GHz, such as spread spectrum and cellular telephone applications. As the lower frequency bands become more crowded, more applications will utilize frequencies above 2.5 GHz. At such higher frequencies, gallium arsenide integrated circuit solutions generally provide superior performance as compared to silicon alternatives. We compete with both gallium arsenide and silicon suppliers in the telecommunications market. In the data communications and fiber optics communications markets, we supply standard products to a variety of systems manufacturers. Our competition comes from established silicon semiconductor companies and gallium arsenide suppliers, and is generally based on performance elements such as speed, power dissipation, price, product quality and service. In the microwave and millimeter wave markets, our competition is primarily from a limited number of military and aerospace based suppliers who are in the process of expanding their products to cover commercial opportunities as well.

    Our prospective customers are typically systems designers and manufacturers who are considering the use of gallium arsenide semiconductors in their next-generation high-performance systems. Competition is primarily based on performance elements such as speed, complexity and power dissipation, as well as price, product quality and ability to deliver products in a timely fashion. We believe that we currently compete favorably with respect to these factors. Due to the proprietary nature of our products, competition occurs almost exclusively at the system design stage. As a result, a design win by us or our competitors typically limits further competition with respect to manufacturing a given design. Some potential customers may be reluctant to adopt our products because of perceived risks relating to gallium arsenide technology generally, including perceived risks related to manufacturing costs, novel design and unfamiliar manufacturing processes. In addition, potential customers may have questions about the relative performance advantages of our products compared to more familiar silicon semiconductors, or concerns about risks associated with reliance on a smaller, less well-capitalized company for a critical component. While gallium arsenide integrated circuits have inherent speed advantages over silicon devices, the speed of products based upon silicon processes is continually improving. Our products are generally sole sourced to our customers, and our operating results could be adversely affected if our customers were to develop other sources for our products.

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

Patents and Licenses

    We aggressively seek the issuance of patents to protect inventions and technology which are important to our business. We have been awarded numerous patents for circuit design and wafer processing which have various expiration dates, but none earlier than April 2005. These include both U.S. and foreign patents. As part of the acquisition of the Millimeter Wave Communications operation in January 1998, we acquired certain patents and also received licenses and sublicenses for certain additional patents. In addition, we have both U.S. and foreign registered trademarks. We also routinely protect our numerous original mask sets under the copyright laws. There can be no assurance that our pending patent or trademark applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors.

    Notwithstanding our active pursuit of patent protection, we believe that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership. We also rely substantially on trade secrets and proprietary technology to protect our technology and manufacturing know-how, and work actively to foster continuing technological innovation to maintain and protect our competitive position. There can be no assurance that our competitors will not independently develop or patent substantially equivalent or superior technologies.

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

Environmental Matters

    Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in TriQuint's manufacturing process. For the manufacturing facilities located in Hillsboro, Oregon, we are providing for our own manufacturing waste treatment and disposal. We are required by the State of Oregon Department of Environmental Quality to report usage of environmentally hazardous materials and have retained the appropriate personnel to help ensure compliance with all applicable environmental regulations.

    At our Dallas facility, we utilize Texas Instrument's industrial wastewater treatment facilities and services for the pre-treatment and discharge of wastewater generated by us. Our wastewater streams are commingled with those of Texas Instruments and are covered by the Texas Instruments wastewater permit.

    At our Richardson facility, we provide our own wastewater treatment and contract for disposal of some materials.

    We believe that our activities conform to present environmental regulations. Increasing public attention has, however, been focused on the environmental impact of semiconductor operations. While we have not experienced any materially adverse effects on our operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements. Any failure by us or by Texas Instruments with respect to the Dallas facility to adequately restrict the discharge of hazardous substances could subject us to future liabilities or could cause our manufacturing operations to be suspended.

Employees

    As of December 31, 2000, we employed a total of 1,073 persons, including 589 in manufacturing, 25 in quality and reliability, 351 in process, product and development engineering, 33 in marketing and sales and 75 in finance and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with employees to be good.

Executive Officers

    The names, ages and positions of our current executive officers are as follows:

Name	Age	Current Position(s)	Position Held Since
Steven J. Sharp	59	Chairman of the Board of Directors, President and Chief Executive Officer	1991
Thomas V. Cordner	56	Vice President and General Manager, Millimeter Wave Communications	1998
Bruce R. Fournier	44	Vice President and General Manager, Foundry Services	1998
Lehman H. Johnson III	58	Vice President and General Manager, Telecommunications	2001
Paul Kollar	55	Vice President, Sales	1998
David N. McQuiddy, Jr.	62	Vice President, Research and Development	2000
Donald H. Mohn	48	Vice President, Strategic Marketing and Business Development	2001
J. David Pye	50	Vice President, Manufacturing	1996
Ronald R. Ruebusch	51	Vice President and General Manager, Wireless Communications	1996
Stephanie J. Welty	45	Vice President, Finance and Assistant Secretary	1999
Edson H. Whitehurst, Jr.	63	Vice President, Finance and Administration, Chief Financial Officer and Secretary	1999

    Mr. Sharp joined TriQuint in September 1991 as Director, President and Chief Executive Officer. In May 1992 he became Chairman of TriQuint's Board of Directors. For the prior eight years he had served in various roles associated with venture capital financed semiconductor companies. From April 1988 to June 1989, Mr. Sharp was the founder and served as Chief Executive Officer of Power Integrations, Inc., a semiconductor manufacturing company. Previously, Mr. Sharp was employed for fourteen years by Signetics Corporation (since acquired by Philips Electronics N.V.), a semiconductor manufacturer, and for nine years by Texas Instruments, a semiconductor manufacturer. Mr. Sharp also serves as a director of Power Integrations, Inc., Gemfire Corporation and Vitronyx. He received a B.S. degree in Mechanical Engineering from Southern Methodist University, a M.S. degree in Engineering Science from California Institute of Technology and a M.B.A from Stanford University.

    Mr. Cordner joined TriQuint in January 1998 as Vice President and General Manager, Millimeter Wave Communications, as a result of TriQuint's acquisition of Raytheon Company's Monolithic Microwave Integrated Circuit ("MMIC") operations. From July 1997 to January 1998, Mr. Cordner served as Operations Manager for Raytheon, heading its GaAs MMIC operations. Prior to such time, Mr. Cordner was an employee of Texas Instruments, Incorporated for thirty-two years, most recently as the Operations Manager for its GaAs Operations Group from January 1991 to July 1997. Mr. Cordner graduated from the University of Texas at Arlington in 1969 with a B.S. degree in Mathematics.

    Mr. Fournier has held the position of Vice President and General Manager, Foundry Services, since June 1998. From September 1994 to June 1998, he was Vice President, Worldwide Sales. He joined TriQuint in June 1987 as Eastern Area Sales Manager, was promoted to National Sales Manager, Wireless Products in 1991 and Director of Worldwide Sales in early 1994. Prior to joining TriQuint, Mr. Fournier held semiconductor sales and marketing management positions with Fairchild Semiconductor International, Inc., Weitek Corporation and Honeywell, Inc. Mr. Fournier received an A.S. degree in Electrical Engineering and a B.S. degree in Business Administration from the University of Maine and a M.B.A. from the University of Southern Maine.

    Mr. Johnson has held the position of Vice President and General Manager, Telecommunications since 2001. He joined TriQuint in January 2000 as Vice President, Strategic Marketing and Business Development. Mr. Johnson had been Vice President, System Marketing, for Scientific-Atlanta, Inc.'s Transmission Division since 1997. Prior to such time he spent 5 years with GTE, most recently as Vice President, Technology, for GTE Government Systems Corporation. Mr. Johnson has also held senior marketing and product development positions in the communications industry with DSC Communications, Inc. and ITT Corporation (both of which were acquired by Alcatel). Mr. Johnson holds a B.S. degree in Electrical Engineering from Citadel and a M.B.A. from Duke University's Fuqua School.

    Mr. Kollar joined TriQuint in June 1998 as Vice President, Sales. From November 1985 until March 1998, Mr. Kollar was Vice President, Sales, for Lattice Semiconductor, Inc. where he was responsible for worldwide sales. From March 1969 to November 1985, Mr. Kollar held various sales and marketing positions with Signetics Corp. (which was acquired by Philips Electronics). Mr. Kollar received a B.S. degree in Engineering from Harvey Mudd College and a M.S. degree in Electrical Engineering from the University of Southern California.

    Dr. McQuiddy joined TriQuint in January 2000 as Vice President, Research and Development. Most recently, he worked with Raytheon where he was a Senior Principal Fellow working in the field of RF/Microwave/Millimeter Wave. Dr. McQuiddy joined Texas Instruments, Incorporated in 1968 and remained there until Raytheon purchased its Defense Business Unit in July 1997. At Texas Instruments, Dr. McQuiddy was responsible for directing internal research and development investments in electro-optics, microwave/millimeter-wave and micro-electronic technologies. He is an IEEE Fellow and presently serves on the IEEE USA R&D Policy Committee. Dr. McQuiddy holds a B.S. degree from Vanderbilt University and a M.S. Degree and Ph.D. in Electrical Engineering from the University of Alabama.

    Mr. Mohn has held the position of Vice President, Strategic Marketing and Business Development since 2001. He joined TriQuint in June 1995 as Vice President and General Manager, Telecommunications and Computing. From July 1993 until June 1995, Mr. Mohn was Vice President, Marketing, for IC Works, Inc., where he was responsible for product strategy development, tactical marketing, marketing communications and public relations. From 1989 until July 1993, Mr. Mohn held various positions at the Microelectronics division of AT&T, most recently as Director/General Manager of the Application Specific Standard Products. Mr. Mohn received a B.S. degree in Electrical Engineering from the University of Minnesota and a M.B.A. from the University of Dallas, Texas.

    Mr. Pye joined TriQuint in May 1996 as Vice President, Manufacturing. From 1983 until 1996, Mr. Pye was Vice President and General Manager at VLSI Technology, Inc., where he served in various capacities. From 1973 to 1983, Mr. Pye worked at Texas Instruments, Incorporated, involved in process engineering and process development. Mr. Pye received a B.A. degree from Napier College of Science and Technology in Edinburgh, Scotland.

    Mr. Ruebusch joined TriQuint in May 1996 as Vice President and General Manager, Wireless Communications. From 1993 to 1996, Mr. Ruebusch was Vice President, Semiconductor Product Development, at Celeritek, Inc. From 1991 to 1993, Mr. Ruebusch held management positions at Pacific Monolithics, Inc. (which was acquired by Richardson Electronics, Ltd.). Prior to such time, Mr. Ruebusch spent thirteen years in various management positions at Advanced Micro Devices, Inc. and Signetics Corporation (which was acquired by Philips Electronics). Mr. Ruebusch received a B.S. degree in Electrical Engineering, a M.S. degree in Electrical Engineering and a M.B.A., all from the University of Santa Clara.

    Ms. Welty has been TriQuint's Vice President, Finance, since September 1999. Ms. Welty joined TriQuint in 1994 as Accounting Manager, and since 1996 has served as Director of Information Systems. Previously she held accounting and controller positions at other high technology firms. Ms. Welty is a graduate of the University of Washington and is a Certified Public Accountant.

    Mr. Whitehurst has been TriQuint's Vice President, Finance and Administration, Chief Financial Officer and Secretary since November 1999. Mr. Whitehurst previously served as the Chief Financial Officer of Programart Corporation from October 1996 to October 1999, and the Chief Financial Officer of Cadre Technologies, Inc. from 1984 to October 1996. He has also held senior financial and operational positions with Tektronix Inc., Signetics Corporation (which was acquired by Philips Electronics) and Corning Glass Works (now Corning Incorporated). Mr. Whitehurst received a B.S. degree in Accounting from Northeastern University.

ITEM 2. PROPERTIES

    Our executive, administrative, test and technical offices are located in a 124,000 square foot leased facility in Hillsboro, Oregon. The Hillsboro wafer fabrication facility consists of 68,000 square feet, of which 23,000 is operated as a Class 10 performance clean room.

    On September 11, 2000, we began the expansion of our engineering and administrative building in Hillsboro, Oregon. This expansion will add approximately 65,000 square feet to our existing building and provide for an additional 62,200 square feet of office space to be completed at a later date. The additional space will be used for marketing, engineering and light manufacturing activities. This expansion will enable us to keep pace with the future needs of our customers and markets and will provide the needed resources to grow our research and development activities in Oregon. When both expansions are complete, our Hillsboro facility will be in excess of 300,000 square feet.

    In May 1996, we entered into a five-year synthetic lease through a Participation Agreement (the "Agreement") with Wolverine Leasing Corp. ("Wolverine"), Matisse Holding Company ("Matisse") and U.S. Bank National Association, formerly known as United States National Bank of Oregon ("USNB"). The lease provides for the construction and occupancy of our Hillsboro facility under an operating lease from Wolverine. At the end of the lease term, we may (i) renew our lease for an additional five years, (ii) exercise its purchase option or (iii) cause the facility to be sold to a third party whereby we guarantee residual value to the lessor. Pursuant to the terms of the Agreement, the USNB and Matisse made loans to Wolverine who in turn advanced the funds to us for the construction of the Hillsboro facility and other costs and expenses associated therewith. The loan from USNB is collateralized by investment securities pledged by us. Such investment securities are classified on our balance sheet as restricted long-term assets. In addition, restrictive covenants in the Agreement require us to maintain (i) a total liability to tangible net worth ratio of not more than 1.50 to 1.00, (ii) minimum tangible net worth greater than $50.0 million and (iii) cash and liquid investment securities, including restricted securities, greater than $45.0 million. As of December 31, 2000, we were in compliance with the covenants described above. However, there can be no assurance that we will continue to be in compliance with these covenants in the future. We expect to exercise the purchase option on this lease when it expires in May 2001.

    In November 1997, we entered into a $1.5 million lease agreement for additional land adjacent to our Hillsboro facility. Pursuant to the terms of that agreement, USNB provided loans to Matisse to purchase the land, who in turn leased it to us under a renewable one-year lease agreement. The loan from USNB was partially collateralized by a guarantee from us. In June 2000, we exercised our purchase option, retired this loan and no longer have any obligation under the agreement.

    In January 1998, we acquired the Millimeter Wave Communications operations of the former Texas Instruments' Defense Systems & Electronics Group from Raytheon. The Millimeter Wave Communications facilities are located in Dallas, Texas. The Dallas facility comprises approximately 100,000 square feet, of which 17,000 square feet is operated as a Class 10 performance clean room. We lease the Dallas facility from Raytheon under a sublease, which expires on July 10, 2002. Raytheon leases the premises from Texas Instruments. We have the right to renew our sublease of the Dallas facility for up to three additional five-year periods in the event that Raytheon exercises its rights to renew its lease from Texas Instruments. There can be no assurance, however, that Raytheon will extend its lease beyond July 10, 2002.

    In December 1999, we announced the acquisition of approximately seventeen acres adjacent to our current thirty-two acre Dawson Creek Business Park campus in Hillsboro, Oregon. The additional acreage was acquired at a cost of approximately $4 million in cash.

    In August 2000, we completed the purchase of a 420,000 square foot wafer fabrication facility in Richardson, Texas from Micron Technology Texas, LLC for aggregate consideration of $87.0 million. The purchase was financed through a synthetic lease transaction consisting of a participation agreement and master lease agreement. The lease provides for the purchase and expansion of our wafer fabrication facility in Richardson, Texas under an operating lease. At the end of the lease term, we may (i) renew our lease for two additional two-year terms, (ii) exercise its purchase option or (iii) cause the facility to be sold to a third party whereby we guarantee residual value to the lessor. A portion of the loan is collateralized by pledged investment securities. Additionally, we participated as a lender in the synthetic lease transaction. Restrictive covenants included in the synthetic lease require us to maintain (a) a debt service coverage ratio of not more than 3.00 to 1.00 until June, 2001 and not more than 2.50 to 1.00 thereafter, (b) a quick ratio of not less than 1.25 to 1.00, (c) a fixed charge coverage ratio of not less than 1.50 to 1.00 beginning first quarter of 2001 and not less than 2.00 to 1.00 beginning first quarter of 2002 and thereafter and (d) tangible net worth not less than 90% of tangible net worth as of December 31, 1999 plus 75% of net income and net equity additions without deductions for losses. As of December 31, 2000, we were in compliance with the restrictive covenants contained in this synthetic lease.

ITEM 3. LEGAL PROCEEDINGS

    On February 26, 1999, a lawsuit was filed against 88 firms, several of which are still in litigation, including the Company, in the United States District Court for the District of Arizona. The suit alleges that the defendants, including the Company, infringe upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership. Although the Company believes the suit is without merit and intends to vigorously defend itself against the charges, it cannot be certain that it will be successful. Moreover, this litigation may require the Company to spend a substantial amount of time and money and could distract management from its day to day operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Certain of the information required by this item is included under the caption Common Stock Prices and Market for Company's Common Equity and Related Stockholder Matters contained in our Annual Report to Stockholders for fiscal year ended December 31, 2000 and is incorporated herein by reference.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The information required by this item is included under the caption Selected Consolidated Financial Data contained in our Annual Report to Stockholders for fiscal year ended December 31, 2000 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is included under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report to Stockholders for fiscal year ended December 31, 2000 and is incorporated herein by reference.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative and Quantitative Disclosures About Market and Interest Rate Risk

    We are exposed to minimal market risks. We manage the sensitivity of our results of operations to these risks by maintaining a conservative investment portfolio. Our investments, both restricted and unrestricted, are classified as available-for-sale and held-to-maturity securities and are comprised solely of highly rated, short and medium-term investments, such as corporate notes, commercial paper and other such low risk investments. Although we manage investments under a conservative investment policy, economic, market and other events may occur to our investees, which we cannot control. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency exchange fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating all transactions in U.S. dollars.

    Our 4% convertible subordinated notes due 2007 have a fixed interest rate of 4%. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of the convertible subordinated notes is subject to significant fluctuations due to their convertibility into shares of our stock and other market conditions.

    The following table shows the fair values of our investments and convertible subordinated notes as of December 31, 2000 (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	94,211	94,211
Available-for-sale investments (including unrealized gains of $79)	219,582	219,582
Held-to-maturity investments	146,836	146,969
Convertible subordinated notes	345,000	301,444

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA

    The information required by this item is listed in Item 14 of Part IV of this report and includes the caption Consolidated Supplementary Unaudited Financial Data contained in our Annual Report to Stockholders for fiscal year ended December 31, 2000 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is included under the captions Election of Directors, Executive Officers of the Registrant and Section 16(a) Beneficial Ownership Reporting Compliance contained in our Proxy Statement for our 2001 Annual Meeting of Stockholders, to be held May 23, 2001, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this item will be included under the caption Executive Compensation and Other Matters contained in our Proxy Statement for our 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management contained in our Proxy Statement for our 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item is included under the caption Certain Relationships and Related Transactions contained in our Proxy Statement for our 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)(1)Consolidated Financial Statements

    The Consolidated Financial Statements, together with the report thereon of KPMG LLP are included in the Company's Annual Report to Stockholders are incorporated herein by reference.

    TriQuint Semiconductor, Inc.:

      Independent Auditors' Report

      Consolidated Balance Sheets as of December 31, 2000 and 1999

      Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Stockholders' Equity December 31, 2000, 1999 and 1998

      Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

      Notes to Consolidated Financial Statements

    (a)(2)Consolidated Financial Statement Schedule

    The following schedule is filed herewith:

Page No.
Schedule II Valuation and Qualifying Accounts	F1
Independent Auditors' Report on Consolidated Financial Statement Schedule	F2

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits
3.1(1)	Certificate Incorporation of Registrant
3.1.1(2)	Certificate of Amendment to Certificate of Incorporation
3.2(1)	Bylaws of Registrant
4.1(3)	Preferred Shares Rights Agreement, dated as of June 30, 1998 between Registrant and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively
10.1	Reserved
10.2(4)	1987 Stock Incentive Program, as amended, and forms of agreements thereunder
10.3(5)	1992 Employee Stock Purchase Plan, as amended, and forms of agreement thereunder
10.4(6)	Letter Agreement dated November 22, 1991 between Registrant and Steven J. Sharp
10.5	Reserved
10.6(6)	Letter Agreement dated March 1, 1992 between Registrant and Edward C.V. Winn, as amended to date
10.7(6)	Registration Rights Agreement dated May 17, 1991 between Registrant and certain of its stockholders and warrant holders, as amended September 5, 1991, September 3, 1992, July 1, 1993 and September 24, 1993
10.8(6)	Supply Agreement dated October 11, 1990 by and between DuPont Photomasks, Inc. and Registrant
10.9(6)	Amended and Restated Exclusive Distributor Agreement dated September 20, 1991, as amended between Registrant and Giga A/S
10.10	Reserved
10.11	Reserved
10.12	Reserved
10.13(6)	Asset Purchase Agreement dated August 31, 1993 by and between American Telephone and Telegraph Company ("AT&T") and Registrant
10.13.2(6*)	Joint Development and Technology Transfer Agreement dated August 31, 1993 between AT&T and Registrant

10.13.3(6*)	Foundry Agreement dated August 31, 1993 between AT&T and Registrant
10.13.4(6*)	Patent License Agreement dated August 31, 1993 between AT&T and Registrant
10.13.5(6)	Letter Agreement dated August 31, 1993 between AT&T and Registrant
10.13.6(6)	Warrant to Purchase Shares of Series D Convertible Preferred Stock of Registrant dated August 31, 1993 issued to AT&T
10.14(6*)	Agreement dated May 6, 1993 between Comlinear Corporation and Registrant
10.15(6*)	Agreement of Purchase and Sale for Semiconductor Products between Northern Telecom Canada Limited and Registrant dated July 8, 1993
10.16(7)	Participation Agreement dated May 17, 1996 among Registrant, Wolverine Leasing Corp., Matisse Holding Company and United States National Bank of Oregon
10.16.1	Amendment dated November 1, 2000 to Participation Agreement dated May 17, 1996 among Registrant, Wolverine Leasing Corp., Matisse Holding Company and U.S. Bank National Association, formerly known as United States National Bank of Oregon
10.17(7)	Lease dated May 17, 1996 between Registrant and Wolverine Leasing Corp.
10.18(8)	1996 Stock Incentive Program and forms of agreement thereunder
10.19(1)	Form of Indemnification Agreement executed by Registrant and its officers and directors pursuant to Delaware reincorporation
10.20(9)	Master Lease Agreement between Registrant and General Electric Capital Corporation dated June 27, 1997 and Equipment Schedules G-1, G-2, and G-3, each dated January 13, 1998
10.21(9)	Asset Purchase Agreement, dated as of January 8, 1998, by and between Raytheon TI Systems, Inc. and Registrant, and related exhibits
10.22(10)	1998 Nonstatutory Stock Option Plan and forms of agreement thereunder
10.23(11)	1998 Employee Stock Purchase Plan and forms of agreement thereunder
10.24(12)	Participation Agreement dated as of August 30, 2000 among TriQuint Semiconductor Texas, LP, Registrant, TriQuint Texas General Holding Company, Lease Plan North America, Inc, ABN AMRO Bank N.V. and the other banks and financial institutions that are listed on the signature pages thereto as participants
10.24.1(12)	Appendix 1 to Participation Agreement, Master Lease and Deed of Trust, Security Agreement and Financing Statement each dated as of August 30, 2000 among TriQuint Semiconductor Texas, LP, Registrant, TriQuint Texas General Holding Company, Lease Plan North America, Inc., ABN AMRO Bank N.V. and the other banks and financial institutions that are listed on the signature pages thereto as participants
10.25(12)	Master Lease Agreement dated August 30, 2000 between Lease Plan North America, Inc. and TriQuint Semiconductor Texas, LP for the Richardson Texas facility
10.25.1(12)	Appendix 1 to Participation Agreement, Master Lease and Deed of Trust, Security Agreement and Financing Statement each dated as of August 30, 2000 among TriQuint Semiconductor Texas, LP, Registrant, TriQuint Texas General Holding Company, Lease Plan North America, Inc., ABN AMRO Bank N.V. and other banks and financial institutions that are listed on the signature pages thereto as participants
10.26(13)	Loan Agreement dated September 28, 2000 between U.S. Bank National Association and Registrant
13.1	Excerpts from Annual Report to Stockholders for the fiscal year ended December 31, 2001
21.1	Subsidiaries

23.1	Independent Auditors' Consent

(*)
Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)
Incorporated by reference to Registrant's Registration Statement on Form 8-B (File No. 000-22660) as declared effective by the Securities and Exchange Commission on February 18, 1997.
(2)
Incorporated by reference to Registrant's Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2000 filed with the Securities and Exchange Commission on November 13, 2000.
(3)
Incorporated by reference to Registrant's Report on Form 8-A (File No. 000-22660) as declared effective by the Securities and Exchange Commission on July 24, 1998.
(4)
Incorporated by reference to Registrant's Annual Report on Form 10-K (File No. 000-22660) for the fiscal year ended December 31, 1994 filed with the Securities and Exchange Commission on March 29, 1995.
(5)
Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-08891) as declared effective by the Securities and Exchange Commission on August 14, 1996.
(6)
Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-70594) as declared effective by the Securities and Exchange Commission on December 13, 1993.
(7)
Incorporated by reference to the exhibits filed with Registrant's Report on Form 8-K (File No. 000-22660) filed with the Securities and Exchange Commission on June 14, 1996.
(8)
Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-81273) as declared effective by the Securities and Exchange Commission on June 22, 1999, as amended by Registrant's Registration Statement on Form S-8 (File No. 333-39730) as declared effective by the Securities and Exchange Commission on June 20, 2000.
(9)
Incorporated by reference to Registrant's Registration Statement on Form 8-K (File No. 000-22660) filed with the Securities and Exchange Commission on January 27, 1998.
(10)
Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-48883) as declared effective by Securities and Exchange Commission on March 30, 1998, as amended by Registrant's Registration Statement on Form S-8 (File No. 333-66707) as declared effective by the Securities and Exchange Commission on November 3, 1998.
(11)
Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-66707) as declared effective by the Securities and Exchange Commission on November 3, 1998, as amended by Registrant's Registration Statement on Form S-8 (File No. 333-39732) as declared effective by the Securities and Exchange Commission on June 20, 2000.
(12)
Incorporated by reference to the exhibits filed with Registrant's Report on Form 8-K (File No.000-22660) filed with the Securities and Exchange Commission on September 14, 2000.
(13)
Incorporated by reference to Registrant's Annual Report on Form 10-K (File No. 000-22660) for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on February 15, 2000.

(b) Reports on Form 8-K

None.

(c) Exhibits

See Item 14(a)(3) above.

(d) Financial Statement Schedules

See Item 14(a)(2) above.

26

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.
By:	/s/ STEVEN J. SHARP Steven J. Sharp President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 28, 2001

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN J. SHARP (Steven J. Sharp)	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 28, 2001
/s/ EDSON H. WHITEHURST, JR. (Edson H. Whitehurst, Jr.)	Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 28, 2001
/s/ FRANCISCO ALVAREZ (Francisco Alvarez)	Director	March 28, 2001
/s/ PAUL A. GARY (Paul A. Gary)	Director	March 28, 2001
/s/ CHARLES SCOTT GIBSON (Charles Scott Gibson)	Director	March 28, 2001
/s/ WALDEN C. RHINES (Walden C. Rhines)	Director	March 28, 2001
/s/ EDWARD F. TUCK (Edward F. Tuck)	Director	March 28, 2001
/s/ NICOLAS KAUSER (Nicolas Kauser)	Director	March 28, 2001

TRIQUINT SEMICONDUCTOR, INC.
Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended December 31, 1998:
Allowance for doubtful accounts	196	99	33	262
Inventory valuation reserve	1,324	7,429	6,331	2,422
Year ended December 31, 1999:
Allowance for doubtful accounts	262	861	280	843
Inventory valuation reserve	2,422	4,071	1,337	5,156
Year ended December 31, 2000:
Allowance for doubtful accounts	843	601	379	1,065
Inventory valuation reserve	5,156	3,181	1,118	7,219

F1

Independent Auditors' Report
on Consolidated Financial Statement Schedule

The Board of Directors
TriQuint Semiconductor, Inc.:

    Under date of January 31, 2001, we reported on the consolidated balance sheets of TriQuint Semiconductor, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2000. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a)(2) of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ KPMG LLP

Portland, Oregon
March 28, 2001

F2

QuickLinks

TRIQUINT SEMICONDUCTOR, INC. 2000 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K