Form 10-Q
period 2001-03-31
TRIQUINT SEMICONDUCTOR INC
filed 2001-05-11
CIK 913885

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
of
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2001
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

Yes ☒   No ☐

          As of March 31, 2001, there were 80,468,891 shares of the registrant’s common stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

INDEX

PART I.                 FINANCIAL INFORMATION

PART II.           OTHER INFORMATION

Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2001	2000
Total revenues	$80,860	$59,254
Operating costs and expenses:
Cost of goods sold	44,792	31,170
Research, development and engineering	8,783	7,054
Selling, general and administrative	9,825	7,501
Total operating costs and expenses	63,400	45,725
Income from operations	17,460	13,529
Other income (expense):
Interest income	6,944	5,444
Interest expense	(3,827)	(1,756)
Other, net	28	93
Total other income, net	3,145	3,781
Income before income taxes	20,605	17,310
Income tax expense	7,830	6,492
Net income	$12,775	$10,818
Per share data:
Basic	$0.16	$0.14
Weighted-average common shares	80,272	76,120
Diluted	$0.15	$0.13
Weighted-average common and common equivalent shares	86,626	87,446

See notes to Condensed Consolidated Financial Statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

Assets	March 31, 2001	December 31, 2000	(1)
Current assets:
Cash and cash equivalents	$146,927	$94,211
Investments	314,860	366,418
Accounts receivable, net	52,274	49,813
Inventories, net	34,969	33,737
Prepaid expenses and other assets	7,438	6,223
Total current assets	556,468	550,402
Property, plant and equipment, net	145,457	110,741
Restricted long-term assets	52,797	52,797
Other noncurrent assets, net	107,563	111,476
Total assets	$862,285	$825,416
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of capital lease and installment note obligations	$2,938	$2,744
Accounts payable and accrued expenses	67,218	44,994
Total current liabilities	70,156	47,738
Long-term debt, less current installments	346,105	346,991
Total liabilities	416,261	394,729
Stockholders' equity:
Common stock	363,001	360,218
Accumulated other comprehensive income	(145)	79
Retained earnings	83,168	70,390
Total stockholders' equity	446,024	430,687
Total liabilities and stockholders' equity	$862,285	$825,416

(1)   The information in this column was derived from the Company's audited financial statements as of December 31, 2000.

See notes to Condensed Consolidated Financial Statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31, 2001	March 31, 2000
Cash flows from operating activities:
Net income	$12,775	$10,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,570	2,030
Deferred income taxes	3,695	-
Income tax benefit of stock option exercises	1,900	6,492
Gain on disposal of assets	-	(17)
Changes in assets and liabilities:
Accounts receivable	(2,461)	(4,238)
Inventories	(1,232)	(1,081)
Prepaid expenses and other assets	(1,465)	(1,074)
Accounts payable and accrued expenses	22,224	(328)
Net cash provided by operating activities	39,006	12,602
Cash flows from investing activities:
Purchase of available-for-sale investments	(113,737)	(141,939)
Maturity/sale of available-for-sale investments	148,308	100,941
Purchase of held-to-maturity investments	(37,222)	(150,000)
Maturity of held-to-maturity investments	53,986	-
Capital expenditures	(37,818)	(8,852)
Proceeds from sale of assets	-	17
Net cash provided by (used in) investing activities	13,517	(199,833)
Cash flows from financing activities:
Principal payments under capital lease obligations	(692)	(1,152)
Proceeds from debt	-	345,000
Debt issuance costs	-	(10,701)
Issuance of common stock, net	885	2,484
Net cash provided by financing activities	193	335,631
Net increase in cash and cash equivalents	52,716	148,400
Cash and cash equivalents at the beginning of the period	94,211	76,873
Cash and cash equivalents at the end of the period	$146,927	$225,273

See notes to Condensed Consolidated Financial Statements.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.	Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2000, as included in the Company’s 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2001.

The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarter. For convenience, the Company has indicated that its first quarter ended on March 31. The Company’s fiscal year ends on December 31.

Certain prior period amounts have been reclassified to conform to the current period presentation.
2.	Net Income Per Share
Earnings per share is presented as basic and diluted net income per share. Basic net income per share is net income available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net income per share is similar to basic except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect.

The following is a reconciliation of the basic and diluted earnings per share (in thousands, except per share amounts):

Three Months Ended March 31, 2001
	Income	Shares	Per Share Amount
Basic earnings per share:
Income available to stockholders	$12,775	80,272	$0.16
Effect of dilutive securities:
Stock options	-	6,354
Diluted earnings per share:
Income available to stockholders	$12,775	86,626	$0.15
Three Months Ended March 31, 2000
Basic earnings per share:
Income available to stockholders	$10,818	76,120	$.14
Effect of dilutive securities:
Stock options	-	11,326
Diluted earnings per share:
Income available to stockholders	$10,818	87,446	$.13

The dilutive effect of common equivalent shares outstanding totaling approximately 8,910 shares for the three months ended March 31, 2001 and 2,059 shares for the three months ended March 31, 2000, respectively, were not included in the net income per share calculations, because to do so would have been antidilutive.

3.	Research and Development Costs
The Company charges research and development costs associated with the development of new products to expense when incurred. Engineering and design costs related to revenues on nonrecurring engineering services billed to customers are classified as cost of goods sold.

4.	Investments
The Company classifies its restricted and unrestricted investments into available-for-sale and held-to-maturity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Both categories are comprised of short and medium-term corporate notes, commercial paper and other investments. As of March 31, 2001, available-for-sale investments totaled $184.8 million and held-to-maturity investments totaled $130.1 million. Available-for-sale investments are recorded at fair value. Unrealized gains and losses, net of tax, on available-for-sale are reported as a separate component of stockholders’ equity. Held-to-maturity investments are recorded at amortized cost.

5.	Inventories
	Inventories, net of reserves of $12.1 million and $7.2 million as of March 31, 2001 and December 31, 2000, respectively, are stated at the lower of cost or market and consist of (in thousands):
		March 31, 2001	December 31, 2000

	Raw Material	$12,858	$9,128
	Work in Progress	16,949	21,663
	Finished Goods	5,162	2,946
	Total Inventories, net	$34,969	$33,737

6.	Stockholders’ Equity
	Components of stockholders’ equity (in thousands, except per share amounts):
		March 31, 2001	December 31, 2000
	Common stock, $.001 par value, 200,000 shares authorized, 80,469 and 80,099 outstanding, respectively	80	80
	Additional paid-in capital	362,921	360,138

7.	Supplemental Cash Flow Information (in thousands)
		Three Months Ended
		March 31, 2001	March 31, 2000
	Cash Transactions:
	Cash paid for interest	$96	$322
	Cash paid for income taxes	438	1

8.	Comprehensive Income
	The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”. The difference between net income and comprehensive income for the periods presented is not significant.
9.	Segment Information
	The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company has concluded that it has only one reportable segment.
10.	Derivative Instruments and Hedging Activities
The Company has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Company has concluded that this will have no significant effect on the Company’s financial statements.

11.	Litigation
	On February 26, 1999, a lawsuit was filed against 88 companies, several of which are still in litigation, including the Company, in the United States District Court for the District of Arizona. The suit alleges that the defendants, including the Company, infringe upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership. Although the Company believes the suit is without merit and intends to vigorously defend itself against the charges, the Company cannot be certain that it will be successful. Moreover, this litigation may require the Company to spend a substantial amount of time and money and could distract management from day to day operations.

ITEM 2:            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction

             You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in this Report on Form 10-Q.  The discussion in this Report contains both historical information and forward-looking statements.  A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to operating results; demand for semiconductors and the electronic products into which they are manufactured, including mobile phones; investments in new facilities; sales to a limited number of customers; growth and diversification of our markets, startup of new facilities and transition of manufacturing processes from four-inch to six-inch wafers.  These forward-looking statements include, among others, those statements including the words “expects”, “anticipates”, “intends”, “believes”, “plans” and similar language.  Our actual results could differ materially from those discussed below.  In addition, historical information should not be considered an indicator of future performance.  Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section titled “Factors Affecting Future Operating Results” below.

             We are a leading supplier of high performance gallium arsenide integrated circuits for the wireless communications, telecommunications, data communications and aerospace markets. Our products incorporate our proprietary analog and mixed-signal designs and our advanced gallium arsenide manufacturing processes to address a broad range of applications and customers. We sell our products worldwide to end-user customers, including Alcatel, Ericsson Inc., Finisar Corp., Hittite Microwave Corp., Hughes Electronics Corp., Lucent Technologies, Inc., Marconi Communications, Mini Circuits, Motorola, Inc., Nokia Corporation, Nortel Networks Corp., Raytheon Company and Schlumberger Limited.

Results of Operations

             The following table sets forth the results of our operations expressed as a percentage of total revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended
	March 31, 2001	March 31, 2000

Total revenues	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	55.4	52.6
Research, development and engineering	10.9	11.9
Selling, general and administrative	12.1	12.7
Total operating costs and expenses	78.4	77.2
Income from operations	21.6	22.8
Other income, net	3.9	6.4
Income before income taxes	25.5	29.2
Income tax expense	9.7	11.0
Net income	15.8%	18.2%

Total Revenues

             We derive revenues from the sale of standard and customer-specific products and services. Our revenues also include nonrecurring engineering revenues relating to the development of customer-specific products. Total revenues for the three months ended March 31, 2001 increased 36.4% to $80.9 million from $59.3 million for the three months ended March 31, 2000. The increase in total revenues during the three months ended March 31, 2001 reflected increased demand for our products.  Domestic revenues for the three months ended March 31, 2001 increased to $53.1 million from $27.7 million for the three months ended March 31, 2000.  International revenues for the three months ended March 31, 2001 decreased to $27.8 million from $31.6 million for the three months ended March 31, 2000.

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

             Cost of goods sold increased to $44.8 million for the three months ended March 31, 2001 from $31.2 million for the three months ended March 31, 2000. The increase in absolute dollar value of cost of goods sold was primarily attributable to the related increase in sales volume. Cost of goods sold as a percentage of total revenues for the three months ended March 31, 2001 increased to 55.4% from 52.6% for the three months ended March 31, 2000. The increase in cost of goods sold as a percentage of revenues was primarily attributable to lower production volume at our Oregon facility, which has significant fixed costs, partially offset by increased economies of scale associated with increased sales volumes in our Dallas facility and continuing improvements in production yields at both facilities.

             The operation of our own wafer fabrication facilities entails a high degree of fixed costs and requires an adequate volume of production and sales to be profitable.  During periods of decreased demand, as we have experienced recently, high fixed wafer fabrication costs have a materially adverse effect on our operating results. Additionally, we have at various times in the past experienced lower than expected production yields, which have delayed shipments of a given product and adversely affected gross margins. There can be no assurance that we will be able to maintain acceptable production yields in the future and, to the extent that we do not achieve acceptable production yields, our operating results would be materially adversely affected.

Research, Development and Engineering

             Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product development and research and development expenses.  Our research, development and engineering expenses for the three months ended March 31, 2001 increased to $8.8 million from $7.1 million for the three months ended March 31, 2000. The increase in research, development and engineering expenses on an absolute dollar basis was primarily due to the addition of employees and the costs associated with the development of new products. Research, development and engineering expenses as a percentage of total revenues for the three months ended March 31, 2001 decreased to 10.9% from 11.9% for the three months ended March 31, 2000. The decrease in research, development and engineering expenses as a percentage of total revenues was due to revenues increasing at a faster rate than research, development and engineering spending.  We are committed to substantial investments in research, development and engineering and expect these expenses will continue to increase in absolute dollars in the future.

Selling, General and Administrative

             Selling, general and administrative expenses include commissions, labor expenses for marketing and administrative personnel and other corporate administrative expenses.  Selling, general and administrative expenses for the three months ended March 31, 2001 increased to $9.8 million from $7.5 million for the three months ended March 31, 2000. The increase in selling, general and administrative expenses on an absolute dollar basis was primarily attributable to increased costs associated with the on-going development of infrastructure and business support and increased selling costs associated with the increased sales volume. Selling, general and administrative expenses as a percentage of total revenues for the three months ended March 31, 2001 decreased to 12.1% from 12.7% for the three months ended March 31, 2000.

Other Income, Net

             Other income, net includes interest income, interest expense and gains and losses on assets.  Other income, net for the three months ended March 31, 2001, decreased to $3.1 million from $3.8 million for the three months ended March 31, 2000. This decrease resulted primarily from the increased interest expense related to the increase in long-term debt, increased capital expenditures and our participation in the synthetic lease transaction for the newly acquired Richardson facility, which was offset in part by the interest income on higher cash balances due to the proceeds of our 2000 convertible debt offering and operating income.  We expect other income, net to be impacted in future quarters by the capital expenditures required for the planned conversion of a portion of our Hillsboro manufacturing process from four-inch wafers to six-inch wafers, for the transfer our four-inch process from our Dallas facility to the Richardson facility and the establishment of our six-inch process at the Richardson facility.

Income Tax Expense

             Income tax expense for the three months ended March 31, 2001 increased to $7.8 million from $6.5 million for the three months ended March 31, 2000. The increase in income tax expense was attributable to our increased profitability, as reflected by the increase in income before income taxes.

             The provision for income taxes has been recorded based on the current estimate of our annual effective tax rate of 38%. This differs from the federal statutory rate primarlily because of state taxes and tax credits.

Factors Affecting Future Operating Results

Our operating results may fluctuate substantially, which may cause our stock price to fall.

             Our quarterly and annual results of operations have varied in the past and may vary significantly in the future due to a number of factors including, but not limited to, the following:

•	cancellation or delay of customer orders or shipments;
•	our success in achieving design wins in which our products are designed into those of our customers;
•	market acceptance of our products and those of our customers;
•	variability of the life cycles of our customers' products;
•	variations in manufacturing yields;
•	timing of announcements and introduction of new products by us and our competitors;
•	changes in the mix of products we sell;
•	declining average sales prices for our products;
•	changes in manufacturing capacity and variations in the utilization of that capacity;
•	variations in operating expenses;
•	the long sales cycles associated with our customer-specific products;
•	the timing and level of product and process development costs;
•	performance of vendors and subcontractors;
•	realization of research and development efforts;
•	variations in raw material quality and costs;
•	delays in new process qualification or delays in transferring processes;
•	the cyclicality of the semiconductor industry;
•	the timing and level of nonrecurring engineering revenues and expenses relating to customer-specific products; and
•	significant changes in our and our customers' inventory levels.

             We expect that our operating results will continue to fluctuate in the future as a result of these and other factors. Any unfavorable changes in these or other factors could cause our results of operations to suffer as they have in the past, based upon some of these factors.  Due to potential fluctuations, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of our future performance.

             If our operating results are not within the market's expectations, then our stock price may fall.  The public stock markets have experienced, and are currently experiencing, extreme price and trading volume volatility, particularly in high technology sectors of the market.  This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies.  These broad market fluctuations may adversely affect the market price of our common stock.

We rely on a limited number of customers for a substantial part of our revenues.

             Sales to a limited number of customers have accounted for a significant portion of our revenues in each fiscal period. We expect that sales to a limited number of customers will continue to account for a substantial portion of our total revenues in future periods. We have experienced periods in which sales to some of our major customers, as a percentage of total revenues, have fluctuated due to delays or failures to place expected orders.

             We generally do not have long-term agreements with our customers. Customers generally purchase our products pursuant to cancelable short-term purchase orders. Our results of operations have been negatively affected in the past by the failure of anticipated orders to materialize and by delays in or cancellations of orders. If we were to lose a major customer or if orders by or shipments to a major customer were to otherwise decrease or be delayed, our results of operations would be harmed.

Our operating results may suffer due to fluctuations in demand for semiconductors.

             From time to time, the semiconductor industry has experienced significant downturns and wide fluctuations in product supply and demand, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. This cyclicality has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We have experienced, and may experience again, periodic fluctuations in our financial results because of these or other industry-wide conditions. We expect that the current decline in demand for semiconductor components, including ours, could last throughout 2001, if not longer.  For example, if demand for communications applications were to decrease substantially, demand for the semiconductor components in these applications would also decline, which would negatively affect our operating results.

We face risks from failures in our manufacturing processes.

             The fabrication of integrated circuits, particularly those made of gallium arsenide, is a highly complex and precise process. Our integrated circuits are currently manufactured from four-inch round wafers made of gallium arsenide. During manufacturing, each wafer is processed to contain numerous die, the individual integrated circuits. We may reject or be unable to sell a substantial percentage of wafers or the die on a given wafer because of:

•	minute impurities;
•	difficulties in the fabrication process, such as failure of special equipment, operator error or power outages;
•	defects in the masks used to print circuits on a wafer;
•	electrical performance;
•	wafer breakage; or
•	other factors.

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

             In addition, the maintenance of our fabrication facilities in Oregon and Texas are subject to risks, including:

•	the demands of managing and coordinating workflow between geographically separate production facilities;
•	disruption of production in one of our facilities as a result of a slowdown or shutdown in our other facility; and
•	higher operating costs from managing geographically separate manufacturing facilities.

If we fail to sell a high volume of products, our operating results will be harmed.

             Because a large portion of our manufacturing costs are relatively fixed, our manufacturing volumes are critical to our operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed. During periods of decreased demand, our high fixed manufacturing costs could have a negative effect on our results of operations. We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed in the short-term. All of our revenues stem from the production of products for the communications markets, specifically the mobile phone market, optical market, broadband wireless market and other wireless markets.  We expect that end-use customers will continue to replace their communication devices due to continued innovations, therefore continuing the demand for communications applications.  However, if this demand decreases from our historic growth, we may not be able to sustain our historic growth.  If we receive fewer customer orders than expected, we may not be able to reduce our manufacturing costs in the short-term and our operating results would be harmed.

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

             We currently obtain some components, equipment and services for our products from limited or single sources, such as ceramic and plastic packages from Kyocera Corporation and chemicals and related supply chain management from Great Western Chemical Corporation. We purchase these components, equipment and services on a purchase order basis, do not carry significant inventories of components and do not have any long-term supply contracts with these vendors. Our requirements are relatively small compared to silicon semiconductor manufacturers. Because we often do not account for a significant part of our vendors' business, we may not have access to sufficient capacity from these vendors in periods of high demand. If we were to change any of our sole or limited source vendors, we would be required to requalify each new vendor. Requalification could prevent or delay product shipments that could negatively affect our results of operations. In addition, our reliance on these vendors may negatively affect our production if the components, equipment or services vary in reliability or quality. If we are unable to obtain timely deliveries of sufficient quantities of acceptable quality or if the prices increase, our results of operations could be harmed.

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

             The fabrication of gallium arsenide integrated circuits is a highly complex and precise process. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to rework or replace the products. Gallium arsenide integrated circuits may contain undetected defects or failures that only become evident after we commence volume shipments. We have experienced product quality, performance or reliability problems from time to time. Defects or failures may occur in the future. If failures or defects occur, we could:

•	lose revenue;
•	incur increased costs such as warranty expense and costs associated with customer support;
•	experience delays, cancellations or rescheduling of orders for our products; or
•	experience increased product returns or discounts.

Our operating results may suffer if we are unable to successfully transfer our manufacturing operations from our existing Dallas facility to our new Richardson, Texas facility.

             In August 2000, we completed the purchase of a 420,000 square foot fabrication facility in Richardson, Texas from Micron Technology Texas, LLC.  This facility will provide the capacity needed to meet future demands and manufacturing.  We plan to continue to operate our Dallas facility during the configuration, setup and testing of our new Richardson facility.  Given the long lead times associated with bringing a new facility to a fully qualified manufacturing production status, we will incur substantial expenses before achieving volume production in the Richardson facility. The transfer of our four-inch wafer fabrication processes to the Richardson facility will involve a number of significant risks and uncertainties, including, but not limited to, manufacturing transition, startup or process problems, construction, process qualification, or equipment delays, cost overruns or shortages of equipment or materials, any of which may also adversely affect yields. Should there be delays in commencing production at the Richardson facility, we may not have adequate capacity to respond to all orders during the transition.  There can be no assurance that we will be able to successfully transition our manufacturing operations to the Richardson facility prior to the expiration of our existing Dallas facility’s lease or that we will not experience difficulties in replicating critical manufacturing processes or a reduction in manufacturing output as a result. Nor have we determined whether we will seek to extend our lease in our Dallas facility.  Moreover, believing that our commencement of production at the Richardson facility could cause manufacturing delays, some customers may have purchased quantities of our products in recent fiscal quarters in excess of such customers' respective immediate needs and may continue to do so. As a result, our operating results in subsequent quarters may be materially reduced. Commencing manufacturing operations at our Richardson facility could place significant strain on our management and engineering resources and result in diversion of management attention from the day-to-day operation of our business.

             Our lease and operation of our own manufacturing facilities entails a high level of fixed costs. Such fixed costs consist primarily of occupancy costs, investment in manufacturing equipment, repair, maintenance and depreciation costs related to equipment and fixed labor costs related to manufacturing and process engineering. Our manufacturing yields vary significantly among our products, depending on a given product's complexity and our experience in manufacturing such product. We have experienced in the past and may experience in the future substantial delays in product shipments due to lower than expected production yields. However, before we realize any revenues from our commencement of our manufacturing operations at the higher capacity Richardson facility, we will have a significant increase in fixed and operating expenses. Once we commence volume production at the Richardson facility, our results of operations may still be adversely affected if revenue levels do not increase sufficiently to offset these additional expense levels. Because we have capitalized and intend to continue to capitalize certain costs associated with bringing the Richardson facility to commercial production, we will recognize depreciation or amortization expenses thereafter. In addition, during periods of low demand, high fixed wafer fabrication costs could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may suffer as a result of the conversion of our manufacturing processes from four-inch wafer production to six-inch wafer production.

We are in the process of converting our existing Hillsboro facility to accommodate equipment that uses six-inch (150-millimeter) wafer production.  In addition, a portion of the Richardson facility is being configured to accommodate a six-inch product line.  We do not have any experience processing six-inch wafers in our fabrication facilities. Our inexperience may result in lower yields and higher unitproduction costs.  We may be required to redesign our processes and procedures substantially to accommodate the larger wafers.  As a result, converting to six-inch wafer production may take longer than planned, could interrupt production of integrated circuits from four-inch wafers and could harm our results of operations.  The process of building, testing and qualifying a gallium arsenide integrated circuit fabrication facility is time consuming and difficult. If we fail to successfully transition to six-inch wafers or our manufacturing yields decline, our relationships with our customers may be harmed.

Increases in our manufacturing capacity may adversely affect our operating results if the current economic downturn continues for an extended period of time.

We are currently in the process of converting our existing Hillsboro facility from four-inch wafer production to six-inch wafer production, developing a new six-inch production line in our Richardson facility, and are expanding the capacity of four-inch wafer production at our Texas operations concurrent with the transition of our Texas manufacturing operations from our current Dallas facility to the new Richardson facility.  Due to the current economic downturn in the semiconductor industry and related high-technology industries, however, we have slowed the pace of the development of the six-inch production line at the Richardson facility.

These increases in capacity will directly relate to significant increases in fixed costs and operating expenses, even with the delay of the development of the six-inch production line at the Richardson facility.  These increased costs could have an adverse effect on our results of operations during the current economic downturn.  If this economic downturn were to continue for an extended period of time, the decreased levels of demand and production in conjunction with these increased expense levels will have an adverse effect on our business, financial condition and results of operations.

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

             At our Dallas facility, we utilize Texas Instruments' industrial wastewater treatment facilities and services for the pre-treatment and discharge of wastewater generated by us. Our wastewater streams are commingled with those of Texas Instruments and are covered by Texas Instruments' wastewater permit.

             The failure to comply with present or future regulations could result in fines being imposed on us and we could be required to suspend production or cease our operations. These regulations could require us to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. We rely to a great extent on Texas Instruments' hazardous waste disposal system at our Dallas facility. Any failure by us, or by Texas Instruments with respect to our Dallas facility, to control the use of, or to adequately restrict the discharge of, hazardous substances could subject us to future liabilities and harm our results of operations.

We depend on the continued growth of communications markets.

             We derive all of our product revenues from sales of products for communication applications, specifically the mobile phone market, optical market, broadband wireless market and other wireless markets. These markets are characterized by the following:

•	intense competition;
•	rapid technological change; and
•	short product life cycles, especially in the wireless market.

             In the last few years, the communications markets have grown rapidly; however, these markets may not continue to grow or may experience a significant slowdown. In general, the communications markets are currently experiencing and may continue to experience softness, which impacts us across all markets in which we operate. Additionally, if these markets do not recover and demand for communications applications declines, our operating results could suffer.

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

             Silicon semiconductor technologies are the dominant process technologies for integrated circuits and the performance of silicon integrated circuits continues to improve. Our prospective customers may be systems designers and manufacturers who are evaluating such silicon technologies and in particular, silicon germanium, versus gallium arsenide integrated circuits for use in their next generation high performance systems. Customers may be reluctant to adopt our products because of:

•	their unfamiliarity with designing systems with gallium arsenide products;
•	their concerns related to manufacturing costs and yields;
•	their unfamiliarity with our design and manufacturing processes; and
•	uncertainties about the relative cost effectiveness of our products compared to high-performance silicon components.

             Systems manufacturers may not use gallium arsenide components because the production of gallium arsenide integrated circuits has been, and continues to be, more costly than the production of silicon devices. As a result, we must offer devices that provide superior performance to that of silicon-based devices.

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

             In February and March 2000, we sold $345.0 million of convertible subordinated notes in a private placement to qualified institutional buyers.  As a result of the sale of notes, we incurred $345.0 million of additional indebtedness, increasing our ratio of debt to equity (expressed as a percentage) to approximately 78.3% as of March 31, 2001.  Our other indebtedness is principally comprised of operating, synthetic and capital leases. We may incur substantial additional indebtedness in the future.  For example, we entered into an $87.0 million synthetic lease obligation to finance the purchase of our new Richardson facility.  The level of our indebtedness, among other things, could:

•	make it difficult for us to make payments on the notes and leases,
•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;
•	require us to dedicate a substantial portion of our expected cash flow from operations to service our indebtedness, which would reduce the amount of our expected cash flow available for other purposes, including working capital and capital expenditures;

•	limit our flexibility in planning for or reacting to, changes in our business; and
•	make us more vulnerable in the event of a downturn in our business.

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

             Historically, the average selling prices of some of our products have decreased over the products' lives and we expect them to continue to do so. To offset these decreases, we rely primarily on achieving yield improvements and other cost reductions for existing products and on introducing new products that can often be sold at higher average selling prices. We believe our future success depends, in part, on our timely development and introduction of new products that compete effectively on the basis of price and performance and adequately address customer requirements. The success of new product and process introductions depends on several factors, including:

•	proper selection of products and processes;
•	successful and timely completion of product and process development and commercialization;
•	market acceptance of our or our customers' new products;
•	achievement of acceptable manufacturing yields; and
•	our ability to offer new products at competitive prices.

             Our product and process development efforts may not be successful and our new products or processes may not achieve market acceptance. To the extent that our cost reductions and new product introductions do not occur in a timely manner, our results of operations could suffer.

We must improve our products and processes to remain competitive.

             If technologies or standards supported by our or our customers' products become obsolete or fail to gain widespread commercial acceptance, our results of operations may be materially impacted. Because of continual improvements in semiconductor technology, including those in high performance silicon where substantially more resources are invested than in gallium arsenide, we believe that our future success will depend, in part, on our ability to continue to improve our product and process technologies. We must also develop new technologies in a timely manner. In addition, we must adapt our products and processes to technological changes and to support emerging and established industry standards. We have and must continue to perform significant research and development into advanced material development such as indium phosphide, gallium nitride, silicon carbide and silicon germanium to compete with future technologies of our competitors.  These research and development efforts may not be accepted by our customers, and therefore may not go into full production in the future.  We may not be able to improve our existing products and process technologies, develop new technologies in a timely manner or effectively support industry standards. If we fail to do so, our customers may select another gallium arsenide product or move to an alternative technology.

Our results of operations may suffer if we do not compete successfully.

             The semiconductor industry is intensely competitive and is characterized by rapid technological change, rapid product obsolescence and price erosion. Currently, we compete primarily with manufacturers of high-performance silicon integrated circuits such as Applied Micro Circuits Corporation, Maxim Integrated Products Inc., Motorola, Philips Electronics N.V., and STMicroelectronics N.V. and with manufacturers of gallium arsenide integrated circuits such as Alpha Industries Inc., Anadigics Inc., Conexant Systems Inc., Fujitsu Microelectronics, Inc., Infineon Technologies AG, Raytheon, RF Micro Devices and Vitesse Semiconductor Corp. We also face competition from the internal semiconductor operations of some of our current and potential customers. Competition from existing or potential competitors may increase due to a number of factors including, but not limited to, the following:

•	offering of new or emerging technologies such as silicon germanium;
•	mergers and acquisitions;
•	longer operating histories and presence in key markets;
•	development of strategic relationships;
•	access to a wider customer base; and
•	access to greater financial, technical, manufacturing and marketing resources.

             Additionally, manufacturers of high-performance silicon integrated circuits have achieved greater market acceptance of their existing products and technologies in some applications.

             We compete with both gallium arsenide and silicon suppliers in the wireless, data communications and telecommunications markets. In the microwave and millimeter wave markets, our competition is primarily from a limited number of gallium arsenide suppliers, which are in the process of expanding their product offerings to address commercial applications other than aerospace.

             Our prospective customers are typically systems designers and manufacturers that are considering the use of gallium arsenide integrated circuits for their high performance systems. Competition is primarily based on performance elements such as speed, complexity and power dissipation, as well as price, product quality and ability to deliver products in a timely fashion. Due to the proprietary nature of our products, competition occurs almost exclusively at the system design stage. As a result, a design win by our competitors or us typically limits further competition with respect to manufacturing a given design.

If we fail to integrate any future acquisitions, our business will be harmed.

             We face risks from any future acquisitions, including the following:

•	we may fail to merge and coordinate the operations and personnel of newly acquired companies with our existing business;
•	we may experience difficulties integrating our financial and operating systems;
•	our ongoing business may be disrupted or receive insufficient management attention;
•	we may not cost-effectively and rapidly incorporate the technology we acquire;
•	we may not be able to recognize the cost savings or other financial benefits we anticipated;
•	we may not be able to retain the existing customers of newly acquired operations;
•	our corporate culture may clash with that of the acquired businesses; and
•	we may incur unknown liabilities associated with acquired businesses.

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

We must manage our growth.

             Our total number of employees grew to 1,109 as of March 31, 2001 from 1,073 as of December 31, 2000. The resulting growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial and management information systems to keep pace with the growth of our business.

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

             The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. If it is necessary or desirable, we may seek licenses under such patents or other intellectual property rights. However, we cannot be certain that licenses will be offered or that we would find the terms of licenses that are offered acceptable or commercially reasonable. Our failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by or against us could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination. In the event of an adverse result in any litigation, we could be required to:

•	pay substantial damages;
•	indemnify our customers;
•	stop the manufacture, use and sale of the infringing products;
•	expend significant resources to develop non-infringing technology;
•	discontinue the use of certain processes; or
•	obtain licenses to the technology.

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

             On February 26, 1999, a lawsuit was filed against 88 companies, several of which are still in litigation, including us, in the United States District Court for the District of Arizona. The suit alleges that the defendants, including us, infringe upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership. Although we believe the suit is without merit and intend to vigorously defend ourselves against the charges, we cannot be certain that we will be successful. Moreover, this litigation may require us to spend a substantial amount of time and money and could distract management from our day to day operations.

Our business may suffer due to risks associated with international sales.

             Our sales outside of the United States were 34.4% of total revenues in the three months ended March 31, 2001 and 44.6% of total revenues in 2000. We face inherent risks from these sales, including:

•	imposition of government controls;
•	currency exchange fluctuations;
•	longer payment cycles and difficulties related to the collection of receivables from international customers;
•	reduced protection for intellectual property rights in some countries;
•	the impact of recessionary environments in economies outside the United States;
•	unfavorable tax consequences;
•	difficulty obtaining distribution and support;
•	political instability; and
•	tariffs and other trade barriers.

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

             The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $65.37 to a low of approximately $14.69 during the 52 weeks ended March 31, 2001. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

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

             Preferred stock.  Our certificate of incorporation authorizes our board of directors to issue up to five million shares of preferred stock and to determine what rights, preferences and privileges such shares have. No action by our stockholders is necessary before our board of directors can issue the preferred stock. Our board of directors could use the preferred stock to make it more difficult and costly to acquire our company.

             Delaware anti-takeover statute.  The Delaware anti-takeover law restricts business combinations with some stockholders once the stockholder acquires 15% or more of our common stock. The Delaware statute makes it harder for our company to be acquired without the consent of our board of directors and management.

Liquidity and Capital Resources

             In August 2000, we completed the acquisition from Micron Technology Texas, LLC of its Richardson, Texas wafer fabrication facility for aggregate consideration of $87.0 million. The purchase was financed through a synthetic lease transaction consisting of a participation agreement and master lease agreement.  The lease provides for the purchase and expansion of our wafer fabrication facility in Richardson, Texas under an operating lease and provides us with an option to purchase the property or renew our lease for an additional five years.  A portion of the loan is collateralized by pledged investment securities.  Additionally, we participated as a lender in the synthetic lease transaction, and our participation is classified as other noncurrent assets. Restrictive covenants included in the synthetic lease require us to maintain (a) a debt service coverage ratio of not more than 3.00 to 1.00 until June, 2001 and not more than 2.50 to 1.00 thereafter, (b) a quick ratio of not less than 1.25 to 1.00, (c) a fixed charge coverage ratio of not less than 1.50 to 1.00 beginning first quarter of 2001 and not less than 2.00 to 1.00 beginning first quarter of 2002 and thereafter and (d) tangible net worth not less than 90% of tangible net worth as of December 31, 1999 plus 75% of net income and net equity additions without deductions for losses. As of March 31, 2001, we were in compliance with the restrictive covenants contained in this synthetic lease.

             We have a $10.0 million unsecured revolving line of credit with US Bank N.A. (“USB”) that matures May 31, 2001.  Restrictive covenants included in the line of credit require us to maintain (a) a total liability to tangible net worth ratio of not more than 1.50 to 1.00, (b) a current ratio of not less than 1.75 to 1.00 and (c) cash and investments, including restricted investments, greater than $45.0 million. As of March 31, 2001, we were in compliance with the restrictive covenants contained in this line of credit.

             In February and March 2000, we completed a private placement of $345.0 million (net proceeds of $333.9 million) of 4% convertible subordinated notes due 2007. The notes are unsecured obligations, are initially convertible into our common stock at a conversion price of $67.80 per share and subordinated to all of our present and future senior indebtedness.  We also completed public offerings of our common stock in July 1999 and September 1995, raising approximately $146.6 million and $48.1 million, respectively, net of offering expenses.  In December 1993 and January 1994, we completed our initial public offering raising approximately $16.7 million, net of offering expenses.  In addition, we have funded our operations to date through other private sales of equity, borrowings, equipment leases and cash flow from operations.  As of March 31, 2001, we had working capital of approximately $486.3 million, including $461.8 million in cash, cash equivalents and unrestricted investments.

             In May 1996, we entered into a five-year synthetic lease through a participation agreement with Wolverine Leasing Corp. (“Wolverine”), USB, and Matisse Holding Company (”Matisse”).  The lease provides for the construction and occupancy of our headquarters and wafer fabrication facility in Hillsboro under an operating lease from Wolverine and provides us with an option to purchase the property or renew our lease for an additional five years.  Under the terms of the agreement, USB and Matisse made loans to Wolverine, which in turn advanced the funds to us for the construction of the Hillsboro, Oregon facility and other associated costs and expenses.  The loan from USB is collateralized by investment securities we have pledged.  These investment securities are classified on our balance sheet as restricted long-term assets.  In addition, restrictive covenants in the participation agreement require us to maintain (a) a total liability to tangible net worth ratio of not more than 1.50 to 1.00, (b) minimum tangible net worth greater than $50.0 million and (c) more than $45.0 million of cash and liquid investment securities, including restricted securities.  As of March 31, 2001, we were in compliance with the covenants described above.  We expect to exercise the purchase option on this lease when it expires in May 2001.

             The following table presents a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2001	2000
Net cash provided by operating activities	$39,006	$12,602
Net cash provided by (used in) investing activities	13,517	(199,833)
Net cash provided by financing activities	193	335,631
Net increase in cash and cash equivalents	$52,716	$148,400

             The $39.0 million of cash provided by operating activities for the three months ended March 31, 2001 related primarily to net income of $12.8 million, depreciation and amortization of $3.6 million, a decrease in deferred income taxes of $3.7 million, a tax benefit of stock option exercises of $1.9 million as well as increases in accounts payable and accrued expenses of $22.2 million.  This was offset by increases in accounts receivable of $2.5 million, inventories of $1.2 million and prepaid expense and other assets of $1.5 million.  The $12.6 million of cash provided by operating activities for the three months ended March 31, 2000 related primarily to net income of $10.8 million, depreciation and amortization of $2.0 million and a tax benefit of stock option exercises of $6.5 million.  This was offset by increases in accounts receivable of $4.2 million and inventories of $1.1 million, prepaid expense and other assets of $1.1 million and a decrease in accounts payable and accrued expenses of $328,000.

             The $13.5 million of cash provided by investing activities for the three months ended March 31, 2001 related primarily to the the sale/maturity of available-for-sale investments of $148.3 million and maturity of held-to-maturity investments of $54.0 million offset by the purchase of available-for-sale investments of $113.7 million, purchase of held-to-maturity investments of $37.2 million and capital expenditures of $37.8 million. The $199.8 million of cash used in investing activities for the three months ended March 31, 2000 related to the purchase of available-for-sale investments of $141.9 million, purchase of held-to-maturity investments of $150.0 million and capital expenditures of approximately $8.9 million, but was offset by the sale/maturity of available-for-sale investments of $100.9 million.

             The $193,000 of cash provided by financing activities for the three months ended March 31, 2001 related primarily to the net proceeds from the issuance of common stock of $885,000, which was offset by payment of principal on capital leases of $692,000.  The $335.6 million of cash provided by financing activities for the three months ended March 31, 2000 related primarily to the issuance of common stock of $2.5 million and the net proceeds from the issuance of the convertible debt of $334.3 million and was offset by payment of principal on capital leases of $1.2 million.

             Cash used for capital expenditures for the three months ended March 31, 2001 was approximately $37.8 million.  We anticipate that our capital equipment needs, including manufacturing and test equipment and computer hardware and software, will require additional expenditures of approximately $96.6 million during the next 12 months.

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

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

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

                           None

(b)      Reports on Form 8-K

           None

SIGNATURES

             Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriQuint Semiconductor, Inc.

Dated: May 11, 2001	/s/	Steven J. Sharp
STEVEN J. SHARP
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2001	/s/	Edson H. Whitehurst, Jr.
EDSON H. WHITEHURST, JR.
Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)