Form 10-Q
period 2001-06-30
TRIQUINT SEMICONDUCTOR INC
filed 2001-08-10
CIK 913885

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
of
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2001
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

Yes ☒               No ☐

As of June 30, 2001, there were 81,029,381 shares of the registrant’s common stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Total revenues	$60,719	$70,618	$141,579	$129,872

Operating costs and expenses:
Cost of goods sold	37,855	34,193	82,647	65,363
Research, development and engineering	9,584	7,429	18,367	14,483
Selling, general and administrative	8,863	7,835	18,689	15,336

Total operating costs and expenses	56,302	49,457	119,703	95,182

Income from operations	4,417	21,161	21,876	34,690

Other income (expense):
Interest income	5,634	9,091	12,579	14,535
Interest expense	(3,800)	(3,962)	(7,627)	(5,718)
Other, net	(1,275)	19	(1,247)	112

Total other income, net	559	5,148	3,705	8,929

Income before income taxes	4,976	26,309	25,581	43,619
Income tax expense	2,658	9,866	10,488	16,358

Net income	$2,318	$16,443	$15,093	$27,261

Per share data:
Basic	$0.03	$0.21	$0.19	$0.36

Weighted-average common shares	80,703	77,326	80,489	76,720

Diluted	$0.03	$0.19	$0.17	$0.31

Weighted-average common and common equivalent shares	86,339	87,853	86,536	87,644

See notes to Condensed Consolidated Financial Statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

Assets	June 30, 2001	December 31, 2000	(1)

Current assets:
Cash and cash equivalents	$160,196	$94,211
Investments	286,103	366,418
Accounts receivable, net	37,362	49,813
Inventories, net	28,741	33,737
Prepaid expenses and other assets	8,796	6,223

Total current assets	521,198	550,402

Property, plant and equipment, net	202,892	110,741
Restricted long-term assets	14,547	52,797
Other noncurrent assets, net	107,083	111,476

Total assets	$845,720	$825,416

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of capital lease and installment note obligations	$2,595	$2,744
Accounts payable and accrued expenses	41,855	44,994

Total current liabilities	44,450	47,738
Long-term debt, less current installments	345,791	346,991

Total liabilities	390,241	394,729

Stockholders' equity:
Common stock	369,716	360,218
Accumulated other comprehensive income	277	79
Retained earnings	85,486	70,390

Total stockholders' equity	455,479	430,687

Total liabilities and stockholders' equity	$845,720	$825,416

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 2000.

See notes to Condensed Consolidated Financial Statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 30, 2001	June 30, 2000

Cash flows from operating activities:
Net income	$15,093	$27,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,273	4,577
Loss on investments	1,308	-
Deferred income taxes	3,695	-
Income tax benefit of stock option exercises	4,239	16,358
Loss (gain) on disposal of assets	9	(37)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	12,451	(10,494)
Inventories	4,996	(924)
Prepaid expenses and other assets	(2,813)	(5,376)
Increase (decrease) in:
Accounts payable and accrued expenses	(3,121)	11,060

Net cash provided by operating activities	43,130	42,425

Cash flows from investing activities:
Purchase of available-for-sale investments	(149,533)	(306,150)
Maturities/sale of available-for-sale investments	207,189	263,874
Purchase of held-to-maturity investments	(112,700)	(267,979)
Maturities of held-to-maturity investments	134,249	150,000
Decrease in restricted long-term assets	38,250	-
Capital expenditures	(98,509)	(29,020)
Proceeds from sale of assets	15	37

Net cash provided by (used in) investing activities	18,961	(189,238)

Cash flows from financing activities:
Principal payments under capital lease obligations	(1,349)	(2,311)
Proceeds from convertible subordinated notes	-	345,000
Debt issuance costs	-	(11,080)
Issuance of common stock, net	5,243	6,463

Net cash provided by financing activities	3,894	338,072

Net increase in cash and cash equivalents	65,985	191,259

Cash and cash equivalents at the beginning of the period	94,211	76,873

Cash and cash equivalents at the end of the period	$160,196	$268,132

See notes to Condensed Consolidated Financial Statements.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.          Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented.  These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2000, as included in the Company’s 2000 Annual Report on Form 10-K as filed with the SEC on March 28, 2001.

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

The following is a reconciliation of the basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Income available to stockholders	$2,318	$16,443	$15,093	$27,261

Shares for basic earnings per share:
Weighted-average common shares	80,703	77,326	80,489	76,720
Effect of dilutive securities:
Stock options	5,636	10,527	6,047	10,924

Shares for dilutive earnings per share:	86,339	87,853	86,536	87,644
Per share data:
Basic	$0.03	$0.21	$0.19	$0.36

Diluted	$0.03	$0.19	$0.17	$0.31

Stock options and other exercisable convertible securities totaling approximately 10,816 and 8,943 shares for the three months and six months ended June 30, 2001, respectively, and 5,272 and 3,693 shares for the three months and six months ended June 30, 2000, respectively, were not included in the net income per share calculations, because to do so would have been antidilutive.

3.          Investments

The Company classifies its restricted and unrestricted investments into available-for-sale and held-to-maturity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Both categories are comprised of short and medium-term corporate notes, commercial paper and other investments.  As of June 30, 2001, available-for-sale investments totaled $161.5 million and held-to-maturity investments totaled $124.6 million.  Available-for-sale investments are recorded at fair value. Unrealized gains and losses, net of tax, on available-for-sale investments are reported as a separate component of stockholders’ equity.  Held-to-maturity investments are recorded at amortized cost.

4.          Inventories

Inventories, net of reserves of $17.4 million and $7.2 million as of June 30, 2001 and December 31, 2000, respectively, are stated at the lower of cost or market and consist of (in thousands):

	June 30,	December 31,
	2001	2000

Raw material	$12,009	$9,128
Work in progress	13,330	21,663
Finished goods	3,402	2,946

Total inventories, net	$28,741	$33,737

5.          Property, Plant and Equipment

In May 1996, the Company entered into a five-year synthetic lease through a participation agreement with Wolverine Leasing Corp. (“Wolverine”), US Bank N.A. and Matisse Holding Company.  The lease provided for the construction and occupancy of the Company’s headquarters and wafer fabrication facility in Hillsboro under an operating lease from Wolverine and provided the Company with an option to purchase the property or renew our lease for an additional five years.   On May 31, 2001, the Company exercised the purchase option on this lease in the amount of $45.0 million.

6.          Stockholders’ Equity

Components of stockholders’ equity (in thousands, except per share amounts):
	June 30,	December 31,
	2001	2000

Common stock, $.001 par value, 600,000 shares authorized, 81,029 and 80,099 outstanding, respectively	81	80
Additional paid-in capital	369,635	360,138

On July 19, 2001, at a special meeting of stockholders, the Company’s stockholders approved an increase in the number of authorized shares of common stock to 600,000,000 shares.  The increase was effected on July 19, 2001 and is retroactively reflected in the above number of authorized shares of common stock.

7.          Supplemental Cash Flow Information
             (in thousands)

	Six Months Ended

	June 30,	June 30,
	2001	2000

Cash transactions:
Cash paid for interest	$154	$351
Cash paid for income taxes	2,543	1

8.          Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”. The difference between net income and comprehensive income for the periods presented is not significant.

9.          Derivative Instruments and Hedging Activities

The Company has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.  The Company has concluded that it has no significant effect on the Company’s financial statements.

10.        Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued FASB Statements Nos. 141 and 142 (“FAS 141” and “FAS 142”), “Business Combinations” and “Goodwill and Other Intangible Assets.” FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations initiated after June 30, 2001.

Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. The Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact, if any, these standards will have on its results of operations and financial position.

11.        Subsequent Events

On May 15, 2001, the Company and Sawtek, Inc. ("Sawtek") signed a definitive merger agreement pursuant to which the Company intended to acquire the outstanding capital stock and rights to acquire capital stock of Sawtek. On July 19, 2001, the stockholders of the Company and Sawtek, respectively, voted affirmatively in favor of the merger of the companies. Consequently, on July 20, 2001, the Company issued approximately 48.8 million shares of its common stock in exchange for all the outstanding common stock of Sawtek. All options to purchase Sawtek common stock were exchanged for options to purchase approximately 2.6 million shares of the Company's common stock.

The transaction is to be accounted for as a pooling-of-interests transaction and qualifies as a tax-free reorganization. The Company anticipates merger costs of approximately $7 million, which will be charged to operations in the third quarter of 2001.

The following proforma results assume that the merger of the Company and Sawtek was completed on or prior to June 30, 2001.  For the three months ended June 30, 2001, proforma revenues and net income for the combined company were $79.5 million and $4.7 million, respectively.  For the six months ended June 30, 2001, proforma revenues and net income for the combined company were $188.7 million and $26.7 million, respectively.  For the three months ended June 30, 2000, proforma revenues and net income for the combined company were $114.7 million and $31.3 million, respectively.  For the six months ended June 30, 2000, proforma revenues and net income for the combined company were $211.6 million and $54.8 million, respectively.  As of June 30, 2001, proforma cash and short-term investments were $621.5 million and proforma total assets were $1,125.7 million.  The proforma results do not include any merger-related costs as these are expected to be recorded in the third quarter of 2001.

On February 26, 1999, a lawsuit was filed against 88 companies, several of which are still in litigation, in the United States District Court for the District of Arizona. The suit alleges that the defendants, including the Company, infringed upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership (“Lemelson”). During the third quarter of 2001, the Company initiated settlement discussions with Lemelson and expects to settle this claim for approximately $200,000, which is expected to be charged to operations in the third quarter of 2001.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

Introduction

             You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in this Report on Form 10-Q.  The discussion in this Report contains both historical information and forward-looking statements.  A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to operating results; demand for semiconductors and the electronic products into which they are manufactured, including mobile phones; investments in new facilities; sales to a limited number of customers; growth and diversification of our markets; startup of new facilities;  transition of manufacturing processes from four-inch to six-inch wafers  and integration of any future acquisitions.  These forward-looking statements may include, among others, those statements including the words “expects”, “anticipates”, “intends”, “believes”, “plans”, “thinks” and similar language.  Our actual results could differ materially from those discussed below.  In addition, historical information should not be considered an indicator of future performance.  Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section titled “Factors Affecting Future Operating Results” below.

             We are a leading supplier of high-performance gallium arsenide integrated circuits for the wireless communications, telecommunications, data communications and aerospace markets. Our products incorporate our proprietary analog and mixed-signal designs and our advanced gallium arsenide manufacturing processes to address a broad range of applications and customers. We sell our products worldwide to end-user customers, including Agere Systems Inc., Ericsson Inc., Finisar Corp., GIGA, Hittite Microwave Corp., Marconi Communications, Mini Circuits, Motorola, Inc., Nokia Corporation, Nortel Networks Corp., Raytheon Company, Schlumberger Limited and The Boeing Company.

Merger with Sawtek Inc.

             On May 15, 2001, we signed a definitive merger agreement with Sawtek, Inc. ("Sawtek") pursuant to which we intended to acquire the outstanding capital stock and rights to acquire capital stock of Sawtek.  On July 19, 2001, our stockholders and Sawtek’s shareholders, respectively, voted affirmatively in favor of the merger of the companies.  Consequently, on July 20, 2001, we issued approximately 48.8 million shares of common stock in exchange for all the outstanding common stock of Sawtek.  All options to purchase Sawtek common stock were exchanged for options to purchase approximately 2.6 million shares of our common stock.

             The transaction is to be accounted for as a pooling-of-interests transaction and qualifies as a tax-free reorganization.  We anticipate merger costs of approximately $7 million, which will be charged to operations in the third quarter of 2001.  We filed a Registration Statement on Form S-4 and Reports on Form 8-K, with the Securities and Exchange Commission, in connection with this transaction.

             The following proforma results assume that the merger with Sawtek was completed on or prior to June 30, 2001.  For the three months ended June 30, 2001, proforma revenues and net income for the combined company were $79.5 million and $4.7 million, respectively.  For the six months ended June 30, 2001, proforma revenues and net income for the combined company were $188.7 million and $26.7 million, respectively.  For the three months ended June 30, 2000, proforma revenues and net income for the combined company were $114.7 million and $31.3 million, respectively.  For the six months ended June 30, 2000, proforma revenues and net income for the combined company were $211.6 million and $54.8 million, respectively.  As of June 30, 2001, proforma cash and short-term investments were $621.5 million and proforma total assets were $1,125.7 million.  The proforma results do not include any merger-related costs as these are expected to be recorded in the third quarter of 2001.

Results of Operations

             The following table sets forth the results of our operations expressed as a percentage of total revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	62.3	48.4	58.4	50.3
Research, development and engineering	15.8	10.5	12.9	11.2
Selling, general and administrative	14.6	11.1		11.8

Total operating costs and expenses	92.7	70.0	84.5	73.3

Income from operations	7.3	30.0	15.5	26.7
Other income, net	0.9	7.3	2.6	6.9

Income before income taxes	8.2	37.3	18.1	33.6
Income tax expense	4.4	14.0	7.4	12.6

Net income	3.8%	23.3%	10.7%	21.0%

Total Revenues

             We derive revenues from the sale of standard and customer–specific products and services. Our revenues also include nonrecurring engineering revenues relating to the development of customer–specific products.  For the three months ended June 30, 2001, total revenues were $60.7 million, a decrease of 14.0% over the $70.6 million reported for the three months ended June 30, 2000.  This decrease in total revenues reflected decreased demand for our wireless and optical products due to the worldwide slowdown in technology spending.  Total revenues for the six months ended June 30, 2001 were $141.6 million, an increase of 9.0% over the $129.9 million reported for the six months ended June 30, 2000.

             Domestic revenues for the three months and six months ended June 30, 2001 increased to $40.8 million and $93.9, respectively, from $39.9 million and $67.6 million, respectively, for the three months and six months ended June 30, 2000.  International revenues for the three months and six months ended June 30, 2001 decreased to $19.9 million and $47.7 million, respectively, from $30.7 million and $62.3 million, respectively, for the three months and six months ended June 30, 2000.

             The revenues of the combined company for the third quarter of fiscal 2001 are expected to be approximately $80.0 million.

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

             Cost of goods sold increased to $37.9 million for the three months ended June 30, 2001 from $34.2 million for the three months ended June 30, 2000. Cost of goods sold as a percentage of total revenues for the three months ended June 30, 2001 increased to 62.3% from 48.4% for the three months ended June 30, 2000.  The increase in cost of goods sold on both an absolute dollar basis and as a percentage of total revenues was primarily attributable to the decreased absorption of fixed overhead costs associated with decreased demand and production volume and the additional inventory reserves. For the six months ended June 30, 2001, costs of goods sold increased to $82.6 million from $65.4 million for the six months ended June 30, 2000.  As a percentage of total revenues, cost of goods sold for the six months ended June 30, 2001 increased to 58.4% from 50.3% for the six months ended June 30, 2000.

             The operation of our own wafer fabrication facilities entails a high degree of fixed costs and requires an adequate volume of production and sales to be profitable.  During periods of decreased demand, as we have experienced recently, high fixed wafer fabrication costs have a materially adverse effect on our operating results. We expect cost of goods sold to continue to be affected by decreased absorption of fixed overhead costs associated with decreased demand and production volume, which will continue to affect our results of operations.

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

Research, Development and Engineering

             Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product development and research and development expenses. For the three months and six months ended June 30, 2001, research, development and engineering expenses increased to $9.6 million and $18.4 million, respectively, from $7.4 million and $14.5 million for the three months and six months ended June 30, 2000. The increase in research, development and engineering expenses on an absolute dollar basis was primarily due to the addition of employees and other costs associated with the continued investment in future products and technologies. We are committed to substantial investments in research, development and engineering and expect these expenses will continue to increase in the future. Research, development and engineering expenses, as a percentage of total revenues for the three months ended June 30, 2001, increased to 15.8% from 10.5% for the three months ended June 30, 2000. For the six months ended June 30, 2001, research development and engineering expenses as a percentage of total revenues increased to 12.9% as compared with 11.2% for the six months ended June 30, 2000.

Selling, General and Administrative

             Selling, general and administrative expenses include commissions, labor expenses for marketing and administrative personnel, start-up costs for the newly acquired Richardson facility and other corporate administrative expenses.  Selling, general and administrative expenses for the three months ended June 30, 2001 increased to $8.9 million from $7.8 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, selling, general and administrative expenses increased to $18.7 million from $15.3 million for the comparative period ended June 30, 2000.  The increase in selling, general and administrative expenses on an absolute dollar basis was primarily attributable to increased costs associated with the start-up of our recently acquired Richardson facility and the on-going development of infrastructure and business support. Selling, general and administrative expenses as a percentage of total revenues for the three months and six months ended June 30, 2001 increased to 14.6% and 13.2%, respectively, from 11.1% and 11.8%, respectively, for the three months and six months ended June 30, 2000.

Other Income, Net

             Other income, net includes interest income, interest expense and gains and losses on assets.  Other income, net for the three months ended June 30, 2001 decreased to $559,000 from $5.1 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, other income, net decreased to $3.7 million from $8.9 million.  This decrease resulted primarily from the decreased interest income on investments, which were attributable to lower interest rates and decreased investments due to our recent capital expenditures and our participation in the financing of our newly acquired Richardson facility.  Additionally, other income, net was affected by a one-time charge of  $1.3 million associated with the write-down of our investment in Southern California Edison bonds.

Income Tax Expense

             Income tax expense for the three months ended June 30, 2001 decreased to $2.7 million from $9.9 million for the three months ended June 30, 2000.  For the six months ended June 30, 2001, income tax expense decreased to $10.5 million from $16.4 million for the six months ended June 30, 2000.  The decrease in income tax expense was attributable to our decreased profitability, as reflected by the decrease in income before income taxes.

             The provision for income taxes has been recorded based on the current estimate of our annual effective tax rate of 41%.  This differs from the federal statutory rate primarily because of state taxes, tax credits and the effect of expected non-deductible merger costs.

Liquidity and Capital Resources

             In August 2000, we completed the acquisition from Micron Technology Texas, LLC of its Richardson, Texas wafer fabrication facility for aggregate consideration of $87.0 million. The purchase was financed through a synthetic lease transaction consisting of a participation agreement and master lease agreement.  The lease provides for the purchase and expansion of our wafer fabrication facility in Richardson, Texas under an operating lease and provides us with an option to purchase the property or renew our lease for up to four additional years.  A substantial portion of the loan is collateralized by pledged investment securities.  Additionally, we participated as a lender in the synthetic lease transaction, and our participation is classified as other noncurrent assets. Restrictive covenants included in the synthetic lease require us to maintain (a) a debt service coverage ratio of not more than 3.00 to 1.00 until June, 2001 and not more than 2.50 to 1.00 thereafter, (b) a quick ratio of not less than 1.25 to 1.00, (c) a fixed charge coverage ratio of not less than 1.50 to 1.00 beginning first quarter of 2001 and not less than 2.00 to 1.00 beginning first quarter of 2002 and thereafter and (d) tangible net worth not less than 90% of tangible net worth as of December 31, 1999 plus 75% of net income and net equity additions without deductions for losses. As of June 30, 2001, we were in compliance with the restrictive covenants contained in this synthetic lease.

             In February and March 2000, we completed a private placement of $345.0 million (net proceeds of $333.9 million) of 4% convertible subordinated notes due 2007. The notes are unsecured obligations, are initially convertible into our common stock at a conversion price of $67.80 per share and subordinated to all of our present and future senior indebtedness.  We also completed a secondary public offering of our common stock in July 1999 raising approximately $146.6 million, net of offering expenses. In addition, we have funded our operations to date through other private and public sales of equity, borrowings, equipment leases and cash flow from operations.  As of June 30, 2001, we had working capital of approximately $476.7 million, including $446.3 million in cash, cash equivalents and unrestricted investments.

             In May 1996, we entered into a five-year synthetic lease through a participation agreement with Wolverine Leasing Corp. (“Wolverine”), US Bank N.A. and Matisse Holding Company.  The lease provided for the construction and occupancy of our headquarters and wafer fabrication facility in Hillsboro under an operating lease from Wolverine and provided us with an option to purchase the property or renew our lease for an additional five years.   On May 31, 2001, we exercised the purchase option on this lease and are no longer obligated under the lease.

             The following table presents a summary of our cash flows (in thousands):

	Six Months Ended June 30,

	2001	2000

Net cash provided by operating activities	$43,130	$42,425
Net cash provided by (used in) investing activities	18,961	(189,238)
Net cash provided by financing activities	3,894	338,072

Net increase in cash and cash equivalents	$65,985	$191,259

             The $43.1 million of cash provided by operating activities for the six months ended June 30, 2001 related primarily to net income of $15.1 million, depreciation and amortization of $7.3 million, a loss on investments of $1.3 million, a decrease in deferred income taxes of $3.7 million, decreases in accounts receivable and inventory of $12.5 million and $5.0 million, respectively, as well as a tax benefit of stock option exercises of $4.2 million. This was offset by an increase in prepaid expenses and other assets of $2.8 million and a decrease in accounts payable and accrued expenses of $3.1 million.  The $42.4 million of cash provided by operating activities for the six months ended June 30, 2000 related primarily to net income of $27.3 million, depreciation and amortization of $4.6 million, a tax benefit of stock option exercises of $16.4 million and an increase in accounts payable and accrued expenses of $11.1 million.  This was offset by increases in accounts receivable and inventories of $10.5 million and $924,000, respectively, and an increase in prepaid expense and other assets of $5.4 million.

             The $19.0 million of cash provided by investing activities for the six months ended June 30, 2001 related primarily to the sale and maturity of available-for-sale investments of $207.2 million, the maturity of held-to-maturity investments of $134.2 million and a decrease in restricted long-term assets of $38.3 million.  These were offset by the purchase of available-for-sale investments of $149.5 million, the purchase of held-to-maturity investments of $112.7 million and capital expenditures of $98.5 million. The $189.2 million of cash used in investing activities for the six months ended June 30, 2000 related to the purchase of available-for-sale investments of $306.2 million, the purchase of held-to-maturity investments of $268.0 million and capital expenditures of approximately $29.0 million, which were offset by the sale and maturity of available-for-sale investments of $263.9 million and the maturity of held-to-maturity investments of $150.0 million.

             The $3.9 million of cash provided by financing activities for the six months ended June 30, 2001 related primarily to the net proceeds from the issuance of common stock of $5.2 million, which was offset by principal payments on capital leases of $1.3 million.  The $338.1 million of cash provided by financing activities for the six months ended June 30, 2000 related primarily to the issuance of common stock of $6.4 million and the net proceeds from the issuance of the convertible debt of $333.9 million and was offset by principal payments on capital leases of $2.3 million.

             Cash used for capital expenditures for the six months ended June 30, 2001 was approximately $98.5 million, which includes the exercise of the purchase option on the lease for the Hillsboro facility in the amount of $45.0 million. We anticipate that our capital equipment needs, including manufacturing and test equipment and computer hardware and software, will require expenditures of approximately $100.0 million during 2001, excluding $45.0 million used to exercise the purchase option on the Hillsboro facility lease.

             On a proforma basis, Sawtek and us have $621.5 million in cash and short-term investments. We intend to invest this in high quality short and medium-term corporate and government notes and similar securities. However, as interest rates decline, we may, from time to time, repurchase a portion of our 4% convertible subordinated notes in open market transactions.

             We believe that our current cash and cash equivalent balances, together with cash anticipated to be generated from operations and anticipated financing arrangements, will satisfy our projected working capital and capital expenditure requirements, at a minimum, through the next 12 months. However, we may be required to finance any additional requirements through additional equity, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

Recent Accounting Pronouncements

             In July 2001, the Financial Accounting Standards Board (“FASB”) issued FASB Statements Nos. 141 and 142 (“FAS 141” and “FAS 142”), “Business Combinations” and “Goodwill and Other Intangible Assets.” FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations initiated after June 30, 2001.

             Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. We will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, we will be required to perform a transitional goodwill impairment assessment. We have not yet determined the impact, if any, these standards will have on its results of operations and financial position.

Factors Affecting Future Operating Results

Our operating results may fluctuate substantially, which may cause our stock price to fall.

             Our quarterly and annual results of operations have varied in the past and may vary significantly in the future due to a number of factors including, but not limited to, the following:

•	cancellation or delay of customer orders or shipments;

•	our success in achieving design wins in which our products are designed into those of our customers;

•	market acceptance of our products and those of our customers;

•	variability of the life cycles of our customers' products;

•	variations in manufacturing yields;

•	timing of announcements and introduction of new products by us and our competitors;

•	changes in the mix of products we sell;

•	declining average sales prices for our products;

•	ability to integrate existing and newly developed technologies;

•	changes in manufacturing capacity and variations in the utilization of that capacity;

•	variations in operating expenses;

•	the long sales cycles associated with our customer-specific products;

•	the timing and level of product and process development costs;

•	performance of vendors and subcontractors;

•	realization of research and development efforts;

•	variations in raw material quality and costs;

•	delays in new process qualification or delays in transferring processes;

•	the cyclicality of the semiconductor and mobile phone component industries;

•	the timing and level of nonrecurring engineering revenues and expenses relating to customer-specific products; and

•	significant changes in our and our customers' inventory levels.

             We expect that our operating results will continue to fluctuate in the future as a result of these and other factors. Any unfavorable changes in these or other factors could cause our results of operations to suffer as they have in the past.  Due to potential fluctuations, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of our future performance.

             Additionally, if our operating results are not within the market's expectations, then our stock price may fall.  The public stock markets have experienced, and are currently experiencing, extreme price and trading volume volatility, particularly in high technology sectors of the market.  This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies.  These broad market fluctuations may adversely affect the market price of our common stock.

We will face significant challenges in integrating Sawtek and, as a result, may not realize the expected benefits of the acquisition of Sawtek.

             Integrating the operations, systems and personnel of TriQuint and Sawtek will be a complex process; and we are uncertain that the integration will be completed in a timely manner or will achieve the anticipated benefits of the merger.  The challenges involved in this integration include:

•	retaining existing customers and business partners of each company;

•	retaining and integrating management and other key employees of both TriQuint and Sawtek;

•	coordinating research and development activities to enhance introduction of new products, services and technologies;

•	combining product and service offerings effectively and quickly;

•	transitioning all systems to a common information technology system;

•	persuading employees that the business cultures of TriQuint and Sawtek are compatible;

•	offering integrated products and services of TriQuint and Sawtek to each other’s customers and partners;

•	bringing together the companies’ marketing efforts so that the industry receives useful information about the merger; and

•	developing, maintaining and combining uniform standards, controls, procedures and policies.

             We cannot assure you that TriQuint and Sawtek can be successfully integrated in a timely manner or at all or that any of the anticipated benefits will be realized.  Risks associated with the integration of the companies include:

•	the impairment of relationships with employees, customers and business partners as a result of the integration of management and other key personnel;

•	the potential disruption of our ongoing business and distraction of management;

•	the difficulty of incorporating acquired technology and rights into the product and service offerings of TriQuint; and

•	unanticipated expenses related to integration of the two companies

             We may not succeed in addressing these risks or any other problems encountered in connection with the merger.  The diversion of the attention of our management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of our business.  Further, we cannot assure you that our growth rate will equal the historical growth rates experienced by Sawtek or us.

If we do not successfully integrate Sawtek or the merger’s benefits do not meet the expectations of investors or financial or industry analysts, the market price of our common stock may decline.

The market price of our common stock may decline as a result of the merger if:

•	the integration of TriQuint and Sawtek is not completed in a timely and efficient manner;

•	perceived benefits of the merger are not achieved as rapidly as, or to the extent anticipated by financial or industry analysts;

•	our assumptions about Sawtek’s business model and operations, considered on a stand-alone basis, such as the ability of Sawtek to introduce radio frequency front end modules at cost-effective prices and to continue to execute its strategic plan, may prove incorrect;

•	the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts; or

•	following the merger our significant stockholders decide to dispose of their shares because the results of the merger are not consistent with their expectations.

Uncertainties associated with the merger may cause Sawtek to lose key personnel.

             Current and prospective Sawtek employees may experience uncertainty about their future roles with TriQuint.  This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel of the Sawtek subsidiary.

Limited number of customers account for a substantial part of our revenues.

             Sales to a limited number of customers have historically accounted for a significant portion of our revenues. We expect that sales to a limited number of customers may continue to account for a substantial portion of our total revenues in future periods. We have experienced periods in which sales to some of our major customers, as a percentage of total revenues, have fluctuated due to delays or failures to place expected orders.

             A few large customers have accounted for a significant portion of Sawtek’s net sales.  We expect that sales of our Sawtek subsidiary’s products to a limited number of customers will continue to account for a high percentage of our Sawtek subsidiary’s net sales in the foreseeable future.  Our future success depends largely upon the decisions of our Sawtek subsidiary’s current customers to continue to purchase its products, as well as the decisions of prospective customers to develop and market systems that incorporate its products.

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

Our operating results may suffer due to fluctuations in demand for semiconductors and mobile phone components.

             From time to time, the semiconductor and mobile phone component industries have experienced significant downturns and wide fluctuations in product supply and demand, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. This cyclicality has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We have experienced, and may experience again, periodic fluctuations in our financial results because of these or other industry-wide conditions. We expect that the current decline in demand for semiconductor components and mobile phone components, including ours, could last throughout 2001, if not longer.  For example, if demand for communications applications were to decrease substantially, demand for the semiconductor components in these applications would also decline, which would negatively affect our operating results.

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

             In the last few years, the communications markets have grown rapidly; however, these markets may not continue to grow or may experience a significant slowdown. Currently, the communications markets are experiencing and may continue to experience softness, which impacts us across all markets in which we operate. Additionally, if these markets do not recover and demand for communications applications declines, our operating results could suffer.

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

We face risks from the failures in our manufacturing processes, the maintenance of our fabrication facilities and the processes of our vendors.

             The fabrication of integrated circuits, particularly those made of gallium arsenide, is a highly complex and precise process.  Our integrated circuits and surface acoustic wave filters are currently manufactured from four-inch diameter wafers made of gallium arsenide or, with respect to our Sawtek product, quartz.  During manufacturing, each wafer is processed to contain numerous die, the individual integrated circuits or surface acoustic wave filters.  We may reject or be unable to sell a substantial percentage of wafers or the die on a given wafer because of:

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

             In addition, the maintenance of our fabrication facilities in Florida, Oregon and Texas and our manufacturing facility in San Jose, Costa Rica are subject to risks, including:

•	the demands of managing and coordinating workflow between geographically separate production facilities;

•	disruption of production in one of our facilities as a result of a slowdown or shutdown in our other facility; and

•	higher operating costs from managing geographically separate manufacturing facilities.

             We depend on certain vendors for components, equipment and services.  We maintain stringent policies regarding qualificaton of these vendors.  However, if these vendors’ processes vary in reliability or quality, they could negatively affect our products, and thereby, our results of operations.

 Some of our manufacturing facilities are located in areas prone to natural disasters.

             We have manufacturing and production facilities that produce our Sawtek products and are located in Orlando, Florida and in San Jose, Costa Rica.  Hurricanes, tropical storms, flooding, tornadoes, and other natural disasters are common events for the southeastern part of the United States and in Central America.  Additionally, our Costa Rican facility could also be affected by mud slides, earthquakes and volcanic eruptions.  Any disruptions from these or other events would have a material adverse impact on our operations and financial results.

             Though we have manufacturing and assembly capabilities for our Sawtek products in both Orlando and San Jose, we are only capable of fabricating wafers for those products in our Orlando facility.  As a result, any disruption to our Orlando facility would have a material adverse impact on our operations and financial results.

A disruption in our Costa Rican operations would have an adverse impact on our operating results.

             Operating a facility in Costa Rica presents additional risks of electrical disruption such as government intervention, currency fluctuations, labor disputes, limited supplies of labor, power interruption and war.  Any such disruptions could have a material adverse effect on our business, results of operations and financial condition.

             We expect our Costa Rican operations to continue to account for a significant proportion of our overall operations in the future.

A change in our Costa Rican subsidiary’s favorable tax status would have an adverse impact on our operating results.

             Our subsidiary in Costa Rica operates in a free trade zone and expects to receive a 100% exemption from Costa Rican income taxes through 2003 and a 50% exemption through 2007.

             The Costa Rican government is reviewing its policy on granting tax exemptions to companies located in free trade zones.  A recent proposal from the Costa Rican government would provide for a full tax exemption through 2002 and then provide for a tax of 15% thereafter, which is 50% of the current rate.  This proposal is not yet law and is subject to change before it becomes law.  Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative impact on our net income.

If we fail to sell a high volume of products, our operating results will be harmed.

             Because a large portion of our manufacturing costs are relatively fixed, our manufacturing volumes are critical to our operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed. During periods of decreased demand as we are currently experiencing, our high fixed manufacturing costs have negatively effected on our results of operations. We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed in the short-term. All of our revenues stem from the production of products for the communications markets, specifically the mobile phone market, optical market, broadband wireless market and other wireless markets.  We expect that end-use customers will continue to replace their communication devices due to continued innovations, therefore continuing the demand for communications applications.  However, if this demand decreases from our historic growth, as we are currently experiencing, we may not be able to sustain our historic growth.  If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs in the short-term and our operating results would be harmed.

             All of our revenues stem from the production of products for the communications markets, specifically the mobile phone market, optical market, broadband wireless market and other wireless markets.  We expect that end-use customers will continue to replace their communication devices due to continued innovations, therefore continuing the demand for communications applications.  However, if this demand decreases, we may not be able to sustain our growth.

If we do not sell our customer-specific products in large volumes, our operating results may be harmed.

             We manufacture a substantial portion of our products to address the needs of individual customers.  Frequent product introductions by systems manufacturers make our future success dependent on our ability to select development projects which will result in sufficient volumes to enable us to achieve manufacturing efficiencies.  Because customer-specific products are developed for unique applications, we expect that some of our current and future customer-specific products may never be produced in volume and may impair our ability to cover our fixed manufacturing costs.  Furthermore, if customers cancel or delay orders for these customer-specific products, our inventory of these products may become unmarketable or obsolete, which would negatively effect our operating results.

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

             We currently obtain some components, equipment and services for our products from limited or single sources, such as certain ceramic and plastic packages and chemicals. We purchase these components, equipment and services on a purchase order basis, do not carry significant inventories of components and do not have any long-term supply contracts with these vendors. Our requirements are relatively small compared to silicon semiconductor manufacturers. Because we often do not account for a significant part of our vendors' business, we may not have access to sufficient capacity from these vendors in periods of high demand. If we were to change any of our sole or limited source vendors, we would be required to requalify each new vendor. Requalification could prevent or delay product shipments that could negatively affect our results of operations. In addition, our reliance on these vendors may negatively affect our production if the components, equipment or services vary in reliability or quality. If we are unable to obtain timely deliveries of sufficient quantities of acceptable quality or if the prices increase, our results of operations could be harmed.

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

             The fabrication of gallium arsenide integrated circuits and surface acoustic wave filters is a highly complex and precise process. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to rework or replace the products. Gallium arsenide integrated circuits and surface acoustic wave filters may contain undetected defects or failures that only become evident after we commence volume shipments. We have experienced product quality, performance or reliability problems from time to time. Defects or failures may occur in the future. If failures or defects occur, we could:

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

             In August 2000, we completed the purchase of a 420,000 square foot fabrication facility in Richardson, Texas from Micron Technology Texas, LLC. We plan to continue to operate our Dallas facility during the configuration, setup and testing of our new Richardson facility.  Given the long lead times associated with bringing a new facility to a fully qualified manufacturing production status, we will incur substantial expenses before achieving volume production in the Richardson facility. The transfer of our four-inch wafer fabrication processes to the Richardson facility will involve a number of significant risks and uncertainties, including, but not limited to, manufacturing transition, startup or process problems, construction, process qualification, or equipment delays, cost overruns or shortages of equipment or materials, any of which may also adversely affect yields. Should there be delays in commencing production at the Richardson facility, we may not have adequate capacity to respond to all orders during the transition.  There can be no assurance that we will be able to successfully transition our manufacturing operations to the Richardson facility prior to the expiration of our existing Dallas facility’s lease or that we will not experience difficulties in replicating critical manufacturing processes or a reduction in manufacturing output as a result. We have not extended our lease of our Dallas facility, which expires in July 2002.  Moreover, believing that our commencement of production at the Richardson facility could cause manufacturing delays, some customers may have purchased quantities of our products in recent fiscal quarters in excess of such customers' respective immediate needs and may continue to do so. As a result, our operating results in subsequent quarters may be materially reduced. Commencing manufacturing operations at our Richardson facility could place significant strain on our management and engineering resources and result in diversion of management attention from the day-to-day operation of our business.

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

             We are currently in the process of converting our existing Hillsboro facility from four-inch wafer production to six-inch wafer production, developing a new six-inch production line in our Richardson facility, and are expanding the capacity of four-inch wafer production at our Texas operations concurrent with the transition of our Texas manufacturing operations from our current Dallas facility to the new Richardson facility.  Due to the current economic downturn in the semiconductor industry, mobile phone component industry and related high-technology industries, however, we have slowed the pace of the development of the six-inch production line at the Richardson facility.

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

             At our Apopka, Florida and Orlando, Florida facilities, we provide our own wastewater treatment and contracts to have all of our hazardous waste removed by a permitted transporter and taken to a permitted treatment, storage and disposal facility.  At our San Jose, Costa Rica facility, we capture all solvents for recycling and dispose of all other wastes according to local regulations.

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

Our business will be impacted if systems manufacturers do not use gallium arsenide, silicon germanium or surface acoustic wave components.

             Silicon semiconductor technologies are the dominant process technologies for integrated circuits and the performance of silicon integrated circuits continues to improve.  While we recently introduced silicon germanium components jointly developed and manufactured with Atmel Corporation, system designers may be reluctant to adopt our products because of:

•	their unfamiliarity with designing systems with gallium arsenide, silicon germanium or surface acoustic wave products;

•	their concerns related to manufacturing costs and yields;

•	their unfamiliarity with our design and manufacturing processes; and

•	uncertainties about the relative cost effectiveness of our products compared to high-performance silicon components.

             Systems manufacturers may not use gallium arsenide components because the production of gallium arsenide integrated circuits has been, and continues to be, more costly than the production of silicon devices.  Systems manufacturers may not use our silicon germanium components because this is a newly introduced process.  Systems manufacturers may be reluctant to rely on a technology that is new to us.  Systems manufacturers may also be reluctant to rely on a jointly produced product because future supplies may depend on the continued good relationship of Atmel and us.  As a result, we must offer devices that provide superior performance to that of silicon-based devices.

             In addition, customers may be reluctant to rely on a smaller company like us for critical components.  We cannot be certain that additional systems manufacturers will design our products into their systems, that the companies that have utilized our products will continue to do so in the future or that gallium arsenide or silicon germanium technology will continue to achieve widespread market acceptance.  If our gallium arsenide or silicon germanium products fail to achieve market acceptance, our results of operations would suffer.

New competitive products and technologies have been announced which could reduce demand for our surface acoustic wave filter products.

             Recently, products have been introduced that may have some application in certain GSM phones, which, if proven successful, could impact sales of our Sawtek subsidiary’s GSM IF filters for wireless phones.

             A competitor recently announced a new product based on a direct conversion concept that could eliminate a surface acoustic wave IF filter in certain CDMA phones.  This competitor expects to sample this product in late 2001.  If our competitor’s product is successful in the market, it could reduce or eliminate our revenues from IF filters for CDMA phones.

             Any development of a cost-effective technology that replaces surface acoustic wave filtering technology or reduces the need for surface acoustic wave filtering technology could have a material adverse effect on our business, financial condition and results of operations.

A decline either in the growth of wireless communications or in the continued acceptance of CDMA technology would have an adverse impact on us.

             Sawtek’s products for CDMA-based systems, including filters for base stations and wireless phones, has historically accounted for a substantial portion of Sawtek’s net sales. CDMA technology is relatively new to the marketplace and there can be no assurance that emerging markets will adopt this technology.  Our business and financial results would be adversely impacted if CDMA technology does not continue to gain acceptance.

We increased our indebtedness substantially.

             In February and March 2000, we sold $345.0 million of convertible subordinated notes in a private placement to qualified institutional buyers.  As a result of the sale of notes, we incurred $345.0 million of additional indebtedness, increasing our ratio of debt to equity (expressed as a percentage) to approximately 76.5% as of June 30, 2001, without giving the effect of our merger with Sawtek.  Our other indebtedness is principally comprised of operating, synthetic and capital leases. We may incur substantial additional indebtedness in the future.  For example, we entered into an $87.0 million synthetic lease obligation to finance the purchase of our new Richardson facility.  The level of our indebtedness, among other things, could:

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

A continued decline in selling prices for some of our key surface acoustic wave products could have an adverse impact on our operating results.

             Selling prices for our surface acoustic wave products have declined due to competitive pricing pressures and to the use of newer surface mount package devices that are smaller and less expensive than previous generation filters.  Sawtek has experienced declines in prices for filters for GSM base stations due to the use of surface mount packages, and this has also begun to occur in filters for CDMA base stations.  In addition, we expect prices for wireless phone filters to continue to decline as they become smaller and as competitive pricing pressure increases.  A continued decline in prices could have a material adverse impact on our revenues and net income.

We must improve our products and processes to remain competitive.

             If technologies or standards supported by our or our customers' products become obsolete or fail to gain widespread commercial acceptance, our results of operations may be materially impacted. Because of continual improvements in semiconductor technology, including those in high-performance silicon where substantially more resources are invested than in gallium arsenide, silicon germanium or surface acoustic wave products, we believe that our future success will depend, in part, on our ability to continue to improve our product and process technologies. We must also develop new technologies in a timely manner. In addition, we must adapt our products and processes to technological changes and to support emerging and established industry standards. We have and must continue to perform significant research and development into advanced material development such as indium phosphide, gallium nitride, silicon carbide and silicon germanium to compete with future technologies of our competitors.  For example, we recently announced that we have entered into an agreement with Atmel to fabricate portions of our proposed silicon germanium products.  These research and development efforts may not be accepted by our customers, and therefore may not go into full production in the future.  We may not be able to improve our existing products and process technologies, develop new technologies in a timely manner or effectively support industry standards. If we fail to do so, our customers may select another gallium arsenide, silicon germanium or surface acoustic wave product or move to an alternative technology.

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

             Our SAW filter business is dependent upon the application of surface acoustic wave-based technology.  Competing technologies, including digital filtering technology, direct conversion or any other technology that could be developed, could replace or reduce the use of surface acoustic wave filters for certain applications.  Direct conversion is a process that converts a RF signal to baseband without the need for a surface acoustic wave IF filter.  Qualcomm Inc., Analog Devices, Inc., Agilent Technologies, Inc. and RF Micro Devices, each produce integrated circuits for use in wireless phones and have announced products or plans to produce products that utilize direct conversion or other technologies that could reduce or eliminate surface acoustic wave filters in certain applications.  Other companies, as well, may from time to time, announce products, patents or other claims relating to direct conversion or such other technologies that may reduce or eliminate certain surface acoustic wave filters.

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

             Our prospective customers are typically systems designers and manufacturers that are considering the use of gallium arsenide or silicon germanium integrated circuits or surface acoustic wave filters, as the case may be, for their high-performance systems.  Competition is primarily based on performance elements such as speed, complexity and power dissipation, as well as price, product quality and ability to deliver products in a timely fashion.  Due to the proprietary nature of our products, competition occurs almost exclusively at the system design stage. As a result, a design win by our competitors or us typically limits further competition with respect to manufacturing a given design.

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

Our ability to produce our semiconductors and surface acoustic wave devices may suffer if someone claims we infringe on their intellectual property.

             The semiconductor and surface acoustic wave device industries are characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. If it is necessary or desirable, we may seek licenses under such patents or other intellectual property rights. However, we cannot be certain that licenses will be offered or that we would find the terms of licenses that are offered acceptable or commercially reasonable. Our failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by or against us could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination. In the event of an adverse result in any litigation, we could be required to:

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

             On February 26, 1999, a lawsuit was filed against 88 companies, several of which are still in litigation in the United States District Court for the District of Arizona. The suit alleges that the defendants, including us, infringed upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership (“Lemelson”). During the third quarter of 2001, we initiated settlement discussions with Lemelson and expect to settle this claim for approximately $200,000. If we are not successful in settling this claim, this litigation may require us to spend a substantial amount of time and money and could distract management from our day to day operations.

             In January 2000, Sawtek received a letter from a large Canadian telephone equipment manufacturer claiming that it believes Sawtek is infringing on a patent it owns that issued in 1987 and offering a license on preferred terms.  We believe that this patent is unenforceable because we sold devices commercially utilizing the invention claimed in the patent at least two years before the application for this patent was filed and because the patent owner did not attempt to exercise its rights to enforce this patent for over 12 years.  If we are incorrect in this matter and this patent is found to be enforceable, we could be required to pay a license fee or to pay damages related to sales of devices utilizing this invention sold over the past seven years and we could be enjoined from further infringement, either of which could have a material adverse effect on our operating results.

Our business may suffer due to risks associated with international sales.

             TriQuint’s sales outside of the United States were 33.7% of total revenues in the six months ended June 30, 2001 and 44.6% of total revenues in 2000.  Sawtek’s sales to international customers was 61% for fiscal year 2000.  We face inherent risks from these sales, including:

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

             In addition, due to the technological advantages provided by gallium arsenide integrated circuits in many military applications, all of our sales outside of North America must be licensed by the Office of Export Administration of the U.S. Department of Commerce.  We are also required to obtain licenses from that agency for sales of our surface acoustic wave products to customers in certain countries.  If we fail to obtain these licenses or experience delays in obtaining these licenses in the future, our results of operations could be harmed. Also, because all of our foreign sales are denominated in U.S. dollars, increases in the value of the dollar would increase the price in local currencies of our products and make our products less price competitive.

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

             The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $61.56 to a low of approximately $10.25 during the 52 weeks ended June 30, 2001. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

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

             In addition, the Sawtek Employee Stock Ownership and 401(k) Plan, or the KSOP, owned approximately [6]% of our outstanding common stock as of the closing of the merger on July 19, 2001.  The KSOP trustee has the right to vote all of these shares.  The KSOP trustee votes the shares allocated to participants’ accounts in accordance with the participants’ voting directions and votes in its sole discretion with respect to the unallocated shares.  If the KSOP trustee were to vote against or oppose a proposed acquisition of our company, a potential acquirer might be discouraged from acquiring us even though the holders of a majority of the shares of its common stock were in favor of the acquisition.

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

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

             On February 26, 1999, a lawsuit was filed against 88 companies, several of which are still in litigation in the United States District Court for the District of Arizona. The suit alleges that the defendants, including us, infringed upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership (“Lemelson”). During the third quarter of 2001, we initiated settlement discussions with Lemelson and expect to settle this claim for approximately $200,000.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             On May 23, 2001, we held our Annual Meeting of Stockholders in Hillsboro, Oregon.  We solicited votes by proxy pursuant to proxy solicitation materials first distributed to our stockholders on or about April 16, 2001. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for, against, the number of abstentions, and the number of non-votes:

1.	Election of Dr. Paul A. Gary, Charles Scott Gibson, Nicolas Kauser, Dr. Walden C. Rhines, Steven J. Sharp, Edward F. Tuck and Francisco Alvarez as directors of the Company until the next Annual Meeting of Stockholders or until their successors are elected.
	NOMINEE	IN FAVOR	WITHHELD

	Dr. Paul A. Gary	69,463,801	125,261
	Charles Scott Gibson	69,418,565	170,497
	Nicolas Kauser	69,464,073	124,989
	Dr. Walden C. Rhines	69,325,630	263,432
	Steven J. Sharp	54,644,592	14,944,470
	Edward F. Tuck	69,458,066	130,996
	Francisco Alvarez	69,461,828	127,234

2.	The ratification of the appointment of KPMG LLP as independent accountants of the Company for the fiscal year ending December 31, 2001:

	For	Against	Abstain	Non-votes
	65,478,656	1,933,602	48,141	13,009,203

3.	The amendment of the 1996 Stock Incentive Program to increase the aggregate number of shares of the TriQuint’s common stock that may be issued thereunder by 3,900,000:

	For	Against	Abstain	Non-votes
	37,515,302	29,813,821	131,276	13,009,203

             On July 19, 2001, we held a Special Meeting of Stockholders in Hillsboro, Oregon.  We solicited votes by proxy pursuant to proxy solicitation materials first distributed to our stockholders on or about June 19, 2001. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for, against, the number of abstentions and non-votes:

1.	To approve the issuance of shares of TriQuint common stock in the merger of TriQuint Acquisition Corp., a wholly owned subsidiary of TriQuint, with and into Sawtek Inc., as contemplated by the Agreement and Plan of Merger and Reorganization dated as of May 15, 2001, among TriQuint, TriQuint Acquisition Corp. and Sawtek. TriQuint will issue 1.1507 shares of its common stock in exchange for each share of outstanding Sawtek common stock.

	For	Against	Abstain	Non-votes
	42,387,058	313,130	184,411	38,074,902

2.	To amend TriQuint’s certificate of incorporation to increase the number of shares of common stock authorized for issuance thereunder to 600,000,000 shares from 200,000,000 shares.

	For	Against	Abstain	Non-votes
	60,677,856	9,030,719	106,887	11,144,039

3.	To approve and adopt the 2001 Stock Option Plan and to reserve 2,400,000 shares of common stock that may be optioned and sold under the plan, plus an annual increase of the lesser of (i) 15,000,000 shares, (ii) 5% of the outstanding shares on the last day of TriQuint’s prior fiscal year or (iii) an amount determined by the board.

	For	Against	Abstain	Non-votes
	14,379,904	28,354,059	150,636	38,074,902

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits

None

	(b)	Reports on Form 8-K

             We filed a Report on Form 8-K (File No. 000-22660) with the Securities and Exchange Commission on May 16, 2001 to announce that we and Sawtek signed a definitive merger agreement pursuant to which we intend to acquire the outstanding capital stock and rights to acquire capital stock of Sawtek.

             We filed a Report on Form 8-K (File No. 000-22660) with the Securities and Exchange Commission on May 18, 2001 to submit the Agreement and Plan of Reorganization dated May 15, 2001 by and among us, Sawtek and TriQuint Acquisition Corp., the form of Sawtek Voting Agreement dated May 15, 2001 between TriQuint and certain shareholders of Sawtek, the form of TriQuint Semiconductor Voting Agreement dated May 15, 2001 between Sawtek and certain stockholders of TriQuint, the from of Company Affiliate Agreement dated May 15, 2001 among TriQuint, Sawtek and certain shareholders of Sawtek, the form of Parent Affiliate Agreement dated May 15, 2001 among TriQuint, Sawtek and certain stockholders of TriQuint and the script of the conference call regarding the merger dated May 15, 2001.

             We filed a Report on Form 8-K (File No. 000-22660) with the Securities and Exchange Commission on May 30, 2001 to provide the transcript from our mid-quarter conference call which provided updates to investors and analysts about recent events related to us.

SIGNATURES

             Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriQuint Semiconductor, Inc.

Dated: August 10, 2001	/s/ Steven J. Sharp

STEVEN J. SHARP
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2001	/s/ Raymond A. Link

RAYMOND A. LINK
Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)