Form 10-Q
period 2001-09-30
TRIQUINT SEMICONDUCTOR INC
filed 2001-11-13
CIK 913885

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

of

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2001

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

Yes  ☒           ☐  No

As of September 30, 2001, there were 130,257,185 shares of the registrant’s common stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Revenues	$80,820	$124,728	$269,531	$324,010
Cost of sales	47,295	53,396	156,787	147,183
Gross profit	33,525	71,332	112,744	176,827

Operating expenses:
Research, development and engineering	13,180	10,053	37,010	28,409
Selling, general and administrative	11,444	11,790	35,347	32,328
Merger related costs	7,546	-	7,546	-

Total operating costs and expenses	32,170	21,843	79,903	60,737
Income from operations	1,355	49,489	32,841	116,090

Other income (expense):
Interest income	5,096	10,900	22,705	28,678
Interest expense	(3,664)	(3,978)	(11,290)	(9,834)
Other, net	(560)	11	(2,224)	54

Total other income, net	872	6,933	9,191	18,898

Income before income tax and extraordinary item	2,227	56,422	42,032	134,988
Income tax expense	1,235	20,531	14,291	49,033
Income before extraordinary item	992	35,891	27,741	85,955
Extraordinary item - extinguishment of debt, net of tax	5,640	-	5,640	-
Net income	$6,632	$35,891	$33,381	$85,955

Per share data:
Per share before extraordinary item:
Basic	$0.01	$0.28	$0.22	$0.68
Diluted	$0.01	$0.26	$0.21	$0.62

Per share extraordinary item, net of tax:
Basic	$0.04	$-	$0.04	$-
Diluted	$0.04	$-	$0.04	$-

Per share net income:
Basic	$0.05	$0.28	$0.26	$0.68
Diluted	$0.05	$0.26	$0.25	$0.62

Weighted-average common shares	130,021	127,246	129,506	126,083
Weighted-average common and common equivalent shares	135,871	138,702	135,955	138,102

See Notes to Condensed Consolidated Financial Statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2001	December 31, 2000 (1)
Assets
Current assets:
Cash, cash equivalents and short-term investments	$555,054	$604,972
Accounts receivable, net	54,579	80,474
Inventories, net	36,661	52,325
Prepaid expenses and other assets	12,570	9,751
Total current assets	658,864	747,522

Property, plant and equipment, net	269,069	173,109
Restricted long-term assets	14,547	52,797
Participation in synthetic lease	73,617	73,617
Other noncurrent assets, net	67,864	37,859
Total assets	$1,083,961	$1,084,904

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of capital lease and installment note obligations	$2,090	$2,744
Accounts payable and accrued expenses	43,866	54,653
Total current liabilities	45,956	57,397

Deferred income taxes	6,969	6,393
Long-term debt, less current installments	296,976	346,991
Total liabilities	349,901	410,781

Stockholders' equity:
Common stock	442,822	438,770
Accumulated other comprehensive income	1,161	79
Unearned ESOP compensation	(390)	(586)
Less common stock held in treasury, at cost; 40,755 shares at December 31, 2000	-	(1,142)
Retained earnings	290,467	237,002
Total stockholders' equity	734,060	674,123
Total liabilities and stockholders' equity	$1,083,961	$1,084,904

(1)  The information in this column was derived from the combination of TriQuint Semiconductor Inc.'s audited financial statements as of December 31, 2000 and Sawtek Inc.'s audited financial statements as of September 30, 2000.

See Notes to Condensed Consolidated Financial Statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2001	September 30, 2000
Cash flows from operating activities:
Net income	$33,381	$85,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,376	14,499
Loss on investments	2,761	-
Deferred income taxes	3,690	6,312
Adjustments to conform fiscal year of pooled entity	39,099	-
Income tax benefit of stock option exercises	8,553	31,760
Loss on disposal of assets	179	323
ESOP allocation	195	-
Extraordinary gain - extinguishment of debt	(9,401)	-
Gain on sale of subsidiary	(767)	-
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	26,832	(26,252)
Inventories	13,578	(12,469)
Prepaid expenses and other assets	(4,621)	(6,730)
Increase (decrease) in:
Accounts payable and accrued expenses	(10,947)	18,118
Net cash provided by operating activities	123,908	111,516

Cash flows from investing activities:
Purchase of available-for-sale investments	(247,350)	(470,850)
Sale/maturity of available-for-sale investments	289,672	423,047
Purchase of held-to-maturity investments	(225,483)	(427,919)
Maturity of held-to-maturity investments	322,951	289,033
Purchase of long-term investments	(6,500)	(87,308)
Decrease (increase) in restricted long-term assets	38,250	(14,547)
Capital expenditures	(115,847)	(73,839)
Proceeds from sale of subsidiary	1,362	-
Proceeds from sale of assets	15	41
Net cash provided by (used in) investing activities	57,070	(362,342)

Cash flows from financing activities:
Principal payments on long-term debt	-	(306)
Principal payments on capital lease obligations	(2,169)	(3,436)
Proceeds from convertible subordinated notes	-	345,000
Debt issuance costs	-	(11,080)
Repurchase of convertible subordinated notes	(37,871)	-
Purchase of treasury stock	(9,778)	-
Issuance of common stock, net	8,120	9,262
Net cash (used in) provided by financing activities	(41,698)	339,440

Net increase in cash and cash equivalents	139,280	88,614

Cash and cash equivalents at the beginning of the period	163,747	104,706
Short-term investments	252,027	390,596
Cash, cash equivalents and short-term investments at the end of the period	$555,054	$583,916

See Notes to Condensed Consolidated Financial Statements.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

1.             Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented.  These consolidated financial statements should be read in conjunction with TriQuint Semiconductor, Inc.’s (“the Company’s”) audited financial statements for the fiscal year ended December 31, 2000, as included in the Company’s 2000 Annual Report on Form 10-K as filed with the SEC on March 28, 2001.

On July 19, 2001, Sawtek Inc. (“Sawtek”) became a wholly-owned subsidiary of the Company.  The transaction was accounted for as a pooling-of-interests transaction and qualified as a tax-free exchange of shares.  All financial information set forth in this document has been restated to include the historical information of Sawtek.  See Note 2 of the Notes to the Condensed Consolidated Financial Statements.

The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarter.  For convenience, the Company has indicated that its third quarter ended on September 30.  The Company’s fiscal year ends on December 31.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.             Business Combination

On July 19, 2001, Sawtek became a wholly-owned subsidiary of the Company.  The Company issued approximately 48.8 million shares of common stock in exchange for all the outstanding common stock of Sawtek.  Additionally, outstanding options to purchase Sawtek common stock were exchanged for approximately 2.6 million options to purchase the Company’s common stock.  The transaction was accounted for as a pooling-of-interests transaction and qualified as a tax-free exchange of shares.  Merger related costs of approximately $7.5 million were expensed in the third quarter of 2001.  Merger related costs consisted primarily of investment banker, legal, accounting, regulatory filings and printing fees.

All financial information set forth in this document has been restated to include the historical information of Sawtek.  The Company and Sawtek had certain differences in the classification of certain assets and liabilities in their historical balance sheets.  Material differences of Sawtek’s presentation were conformed to reflect the Company’s presentation.

The Company’s Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 were combined with Sawtek’s Condensed Consolidated Statements of Operations for the three months and nine months ended June 30, 2000.  The Company’s Condensed Consolidated Balance Sheet as of December 31, 2000 was combined with Sawtek’s Condensed Consolidated Balance Sheet as of September 30, 2000.

The combining historical periods are summarized below:

	Fiscal Year 2001	Fiscal Year 2000	Fiscal Third Quarter 2001	Fiscal Third Quarter 2000
TriQuint	December 31, 2001	December 31, 2000	September 30, 2001	September 30, 2000
Sawtek	December 31, 2001	September 30, 2000	September 30, 2001	June 30, 2000

Below are selected results of operations for TriQuint and Sawtek for periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
TriQuint	$58,790	$80,623	$200,370	$210,495
Sawtek	22,030	44,105	69,161	113,515
Combined	$80,820	$124,728	$269,531	$324,010

Net Income:
TriQuint	$7,208	$20,999	$22,301	$48,260
Sawtek	(576)	14,892	11,080	37,695
Combined	$6,632	$35,891	$33,391	$85,955

3.             Net Income Per Share

Earnings per share is presented as basic and diluted net income per share.  Basic net income per share is net income available to common stockholders divided by the weighted-average number of common shares outstanding.  Diluted net income per share is similar to basic except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect.

The following is a reconciliation of the basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Income available to stockholders	$6,632	$35,891	$33,381	$85,955

Shares for basic earnings per share:
Weighted-average common shares	130,021	127,246	129,506	126,083
Effect of dilutive securities:
Stock options	5,850	11,456	6,449	12,019
Shares for dilutive earnings per share:	135,871	138,702	135,955	138,102
Per share data:
Basic	$0.05	$0.28	$0.26	$0.68
Diluted	$0.05	$0.26	$0.25	$0.62

Stock options and other exercisable convertible securities totaling approximately 11,979 and 10,156 shares for the three months and nine months ended September 30, 2001, respectively, and 5,528 and 4,303 shares for the three months and nine months ended September 30, 2000, respectively, were not included in the net income per share calculations, because to do so would have been antidilutive.

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

The provision for income taxes has been recorded based on the current estimate of the Company’s annual effective tax rate.  For periods of income reported, this rate differs from the federal statutory rate primarily because of tax exempt income earned by the Costa Rican facility, which currently operates in a free trade zone, tax exempt interest income earned on certain cash and investment items within the Company’s portfolio and tax credits. These were offset by state taxes, certain non-deductible merger costs and other items.

5.             Investments

As of September 30, 2001, the Company classifies its investments as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  As of December 31, 2000, the Company classified both its restricted and unrestricted investments as available-for-sale and held-to-maturity in accordance with SFAS 115.  Investments are comprised of short and medium-term corporate notes, commercial paper and other investments.  As of September 30, 2001, available-for-sale investments classified as short-term investments in the consolidated balance sheet totaled $252.0 million.  Available-for-sale investments are recorded at fair value.  Unrealized gains and losses, net of tax, on available-for-sale investments are reported as a separate component of stockholders’ equity.  Held-to-maturity investments were recorded at amortized cost.

During the third quarter of 2001, the Company reclassified $213.7 million of cash equivalents and short-term investments from held-to-maturity investments to available-for-sale investments.  Unrealized gain, net of tax, on this reclassification was approximately $443,900.  This reclassification was done to provide management with the flexibility to react more quickly in the changing economic and interest rate environment.

6.             Inventories

Inventories, net of reserves of $16.3 million and $9.5 million as of September 30, 2001 and December 31, 2000, respectively, are stated at the lower of cost or market and consist of (in thousands):

	September 30, 2001	December 31, 2000

Raw material	$17,767	$22,730
Work in progress	13,204	24,900
Finished goods	5,690	4,695
Total inventories, net	$36,661	$52,325

7.             Property, Plant and Equipment

In May 1996, the Company entered into a five-year synthetic lease through a participation agreement with Wolverine Leasing Corp.  (“Wolverine”), US Bank N.A. and Matisse Holding Company.  The lease provided for the construction and occupancy of the Company’s headquarters and wafer fabrication facility in Hillsboro under an operating lease from Wolverine and provided the Company with an option to purchase the property or renew our lease for an additional five years.   On May 31, 2001, the Company exercised the purchase option on this lease for $45.0 million.

8.             Convertible Subordinated Notes

During the third quarter of 2001, the Company repurchased $48.5 million principal amount of its convertible subordinated notes at the then current market prices.  This resulted in an extraordinary gain of $9.4 million, less income taxes of $3.8 million.

9.          Stockholders’ Equity

Components of stockholders’ equity (in thousands, except per share amounts):

	September 30, 2001	December 31, 2000
Common stock, $.001 par value, 600,000 shares authorized, 130,257 and 129,156 outstanding at September 30, 2001 and December 31, 2000, respectively	$130	$129

Additional paid-in capital	$442,692	$438,641

On July 19, 2001, at a special meeting of stockholders, the Company’s stockholders approved an increase in the number of authorized shares of common stock to 600 million shares from 200 million.

10.           Supplemental Cash Flow Information

(in thousands)

	Nine Months Ended
	September 30, 2001	September 30, 2000
Cash transactions:
Cash paid for interest	$14,104	$7,760
Cash paid for income taxes	$2,675	$7,861

11.           Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net income	$6,632	$35,891	$33,381	$85,955
Change in net unrealized gain on available-for-sale investments	884	-	1,082	-
Comprehensive income	$7,516	$35,891	$34,463	$85,955

12.           Derivative Instruments and Hedging Activities

The Company has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.  The Company has concluded that it has no significant effect on the Company’s financial statements.

13.           Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued FASB Statements Nos. 141 and 142 (“SFAS 141” and “SFAS 142”), “Business Combinations” and “Goodwill and Other Intangible Assets.” SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively.  It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.  SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.  SFAS 141 and SFAS 142 are effective for all business combinations initiated after June 30, 2001.

Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 141 and SFAS 142 on January 1, 2002.  In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment.  The pooling-of-interests treatment of the Company’s acquisition of Sawtek was unaffected by SFAS 141 and SFAS 142.  The Company has not yet determined the impact, if any, these standards will have on its results of operations and financial position.

In August 2001, the FASB issued FASB Statement No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002.  The Company will adopt SFAS 143 on January 1, 2003.  The Company has not yet determined what effect, if any, this statement will have on its financial statements.

In August 2001, the FASB issued FASB Statement No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-lived Assets”, which supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived to be Disposed of”.  This new statement also supersedes certain aspects of APB 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30).  In addition, more dispositions may qualify for discontinued operations treatment.  The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The Company will adopt SFAS 144 on January 1, 2002.  The Company is in the process of evaluating what effect, if any, this statement will have on its financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Introduction

                You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in this Report on Form 10-Q.   The discussion in this Report contains both historical information and forward-looking statements.   A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to operating results; demand for semiconductors and the electronic products into which they are manufactured, including cell phones; investments in new facilities; sales to a limited number of customers; growth and diversification of our markets; startup of new facilities; transition of manufacturing processes from four-inch to six-inch wafers; integration of our acquisition of Sawtek Inc. (“Sawtek”) and integration of any future acquisitions.   These forward-looking statements may include, among others, those statements including the words “expects”, “anticipates”, “intends”, “believes”, “plans”, “thinks” and similar language.  Our actual results could differ materially from those discussed below.   In addition, historical information should not be considered an indicator of future performance.   Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section titled “Factors Affecting Future Operating Results” below.

                We are a leading worldwide supplier of high-performance, integrated circuits and electronic filters for the wireless and broadband communications markets.  TriQuint’s products include a broad range of analog and mixed-signal integrated circuits, based on gallium arsenide and other technologies, and filters based on surface acoustic wave (“SAW”) technology.  Our products are used in applications ranging from cell phones, base stations, high-end optical networks, satellite communications, aerospace, personal computers, and many other consumer and commercial applications.  We sell our products worldwide to end-user customers, including Agere Systems Inc., Ericsson Inc., GIGA, Hittite Microwave Corp., Kyocera International, Inc., LG Group, Marconi Communications, Mini Circuits, Motorola, Inc., Nokia Corporation, Nortel Networks Corp., Raytheon Company, Samsung Electronics, Schlumberger Limited and The Boeing Company.  We offer both standard and customer specific products as well as foundry services.  Our four manufacturing facilities located in Oregon, Texas, Florida and Costa Rica are certified to the ISO9001 international quality standard.

Merger with Sawtek Inc.

On July 19, 2001, Sawtek became a wholly-owned subsidiary of TriQuint.  We issued approximately 48.8 million shares of common stock in exchange for all the outstanding common stock of Sawtek.  Additionally, outstanding options to purchase Sawtek common stock were exchanged for approximately 2.6 million options to purchase our common stock.  The transaction was accounted for as a pooling-of-interests transaction and qualified as a tax-free exchange of shares.  Merger related costs of approximately $7.5 million were expensed in the third quarter of 2001.  Merger related costs consisted primarily of investment banker, legal, accounting, regulatory filings and printing fees.

All financial information set forth in this document has been restated to include the historical information of Sawtek.  Sawtek had certain differences in the classification of certain assets and liabilities in their historical balance sheets comparative to ours.  Material differences of Sawtek’s presentation were conformed to reflect our presentation.

Our Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 were combined with Sawtek’s Condensed Consolidated Statements of Operations for the three months and nine months ended June 30, 2000.  Our Condensed Consolidated Balance Sheet as of December 31, 2000 was combined with Sawtek’s Condensed Consolidated Balance Sheet as of September 30, 2000.

The combining historical periods are summarized below:

	Fiscal Year 2001	Fiscal Year 2000	Fiscal Third Quarter 2001	Fiscal Third Quarter 2000
TriQuint	December 31, 2001	December 31, 2000	September 30, 2001	September 30, 2000
Sawtek	December 31, 2001	September 30, 2000	September 30, 2001	June 30, 2000

Results of Operations

                The following table sets forth the results of our operations expressed as a percentage of revenues.  Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.5	42.8	58.2	45.4
Gross profit	41.5	57.2	41.8	54.6
Operating expenses:
Research, development and engineering	16.3	8.1	13.7	8.8
Selling, general and administrative	14.2	9.5	13.1	10.0
Merger related costs	9.3	-	2.8	-

Total operating expenses	39.8	17.6	29.6	18.8

Income from operations	1.7	39.6	12.2	35.8

Other income, net	1.1	5.6	3.4	5.8

Income before income tax and extraordinary item	2.8	45.2	15.6	41.6

Income tax expense	1.6	16.5	5.3	15.1
Income before extraordinary item	1.2	28.7	10.3	26.5

Extraordinary item – extinguishment of debt, net of tax	7.0	-	2.1	-

Net income	8.2%	28.7%	12.4%	26.5%

Revenues

                We derive revenues from the sale of standard and customer–specific products and services.  Our revenues also include nonrecurring engineering revenues relating to the development of customer–specific products.  For the three months ended September 30, 2001, revenues were $80.8 million, a decrease of 35.2% from the $124.7 million reported for the three months ended September 30, 2000.  This decrease in revenues reflected decreased demand for our wireless, optical and base station products, offset in part by increases reflected in our broadband and microwave business, particularly in defense and satellite systems.  Revenues for the nine months ended September 30, 2001 were $269.5 million, a decrease of 16.8% from the $324.0 million reported for the nine months ended September 30, 2000.  This decrease was due to slower general economic conditions and the recession of the wireless, broadband, and optical markets since the beginning of 2001.

                Domestic revenues for the three months and nine months ended September 30, 2001 decreased to $45.6 million and $155.3 million, respectively, from $63.0 million and $156.7 million, respectively, for the three months and nine months ended September 30, 2000.  International revenues for the three months and nine months ended September 30, 2001 decreased to $35.2 million and $114.2 million, respectively, from $61.7 million and $167.3 million, respectively, for the three months and nine months ended September 30, 2000.

Cost of Sales

                Cost of sales includes all direct material, labor and overhead expenses and certain production costs related to nonrecurring engineering revenues. The factors affecting product mix include the relative demand in the various markets incorporating our customer-specific products and standard products, as well as the number of nonrecurring engineering contracts.

                Cost of sales decreased to $47.3 million for the three months ended September 30, 2001 from $53.4 million for the three months ended September 30, 2000.  Cost of sales as a percentage of revenues for the three months ended September 30, 2001 increased to 58.5% from 42.8% for the three months ended September 30, 2000.  The decrease in cost of sales on an absolute dollar basis was a function of decreased revenues.  The increase in cost of sales as a percentage of revenues was primarily attributable to the decreased absorption of fixed overhead costs associated with decreased demand and production volume.  For the nine months ended September 30, 2001, costs of goods sold increased to $156.8 million from $147.2 million for the nine months ended September 30, 2000.  As a percentage of revenues, cost of sales for the nine months ended September 30, 2001 increased to 58.2% from 45.4% for the nine months ended September 30, 2000.

                The operation of our own wafer fabrication facilities entails a high degree of fixed costs and requires an adequate volume of production and sales to be profitable.  During periods of decreased demand, as we have experienced recently, high fixed wafer fabrication costs have a materially adverse effect on our operating results.  We expect cost of sales to continue to be affected by decreased absorption of fixed overhead costs associated with decreased demand and production volume, which will continue to affect our results of operations for as long as demand continues at existing, or lower, levels.

Gross Profit

In general, gross profit generated from the sale of customer-specific products and from nonrecurring engineering revenues is typically higher than gross profit generated from the sale of standard products.  For the three months ended September 30, 2001, gross profit was $33.5 million, a decrease of 53.0% from the $71.3 million reported for the three months ended September 30, 2000. Gross profit for the nine months ended September 30, 2001 was $112.7 million, a decrease of 36.3% from the $176.8 million reported for the nine months ended September 30, 2000.  The decrease in gross profit was attributable to the decreased demand for our products.

Additionally, we have at various times in the past experienced lower than expected production yields, which have delayed shipments of a given product and adversely affected gross profits.  There can be no assurance that we will be able to maintain acceptable production yields in the future and, to the extent that we do not achieve acceptable production yields, our operating results would be materially adversely affected.

Research, Development and Engineering

                Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product research and development expenses.  Research, development and engineering expenses for the three months and nine months ended September 30, 2001, increased to $13.2 million and $37.0 million, respectively, from $10.1 million and $28.4 million for the three months and nine months ended September 30, 2000.  As a percentage of revenues for the three months ended September 30, 2001, research, development and engineering expenses increased to 16.3% from 8.1% for the three months ended September 30, 2000.  For the nine months ended September 30, 2001, research development and engineering expenses as a percentage of revenues increased to 13.7% as compared with 8.8% for the nine months ended September 30, 2000.  The increases in research, development and engineering expenses were primarily due to the addition of employees and other costs associated with the continued investment in future products and technologies.  We are committed to substantial investments in research, development and engineering and expect these expenses will continue to increase in the future.

Selling, General and Administrative

                Selling, general and administrative expenses include commissions, labor expenses for marketing and administrative personnel, start-up costs for the newly acquired Richardson facility and other corporate administrative expenses.  Selling, general and administrative expenses for the three months ended September 30, 2001 decreased to $11.4 million from $11.8 million for the three months ended September 30, 2000.  For the nine months ended September 30, 2001, selling, general and administrative expenses increased to $35.3 million from $32.3 million for the comparative period ended September 30, 2000. Selling, general and administrative expenses as a percentage of revenues for the three months and nine months ended September 30, 2001 increased to 14.2% and 13.1%, respectively, from 9.5% and 10.0%, respectively, for the three months and nine months ended September 30, 2000.  The increase in selling, general and administrative expenses was primarily attributable to increased costs associated with the start-up of our recently acquired Richardson facility and the on-going development of infrastructure and business support.

Merger Related Costs

                Merger related costs consist primarily of investment banker, legal, accounting, regulatory filings and printing fees associated with the July 19, 2001 merger with Sawtek.  During the three months and nine months ended September 30, 2001, we recorded approximately $7.5 million in merger related costs associated with the Sawtek merger.  We had no similar expenses in the three and nine months ended September 30, 2000.  We expect the merger related costs to be non recurring.

Other Income, Net

                Other income, net includes interest income, interest expense and gains and losses on assets.  Other income, net for the three months ended September 30, 2001 decreased to $872,000 from $6.9 million for the three months ended September 30, 2000.  For the nine months ended September 30, 2001, other income, net decreased to $9.2 million from $18.9 million.  This decrease resulted primarily from decreased interest income on investments, which was attributable to lower interest rates, and a lower level of investments due to our recent capital expenditures, our participation in the financing of our Richardson facility and the repurchase of a portion of our convertible subordinated notes.  Additionally, for the three months and nine months ended September 30, 2001, other income, net was adversely affected by the permanent impairment of $1.5 million on one of our equity investments.  Also, other income, net for the nine months ended September 30, 2001 was adversely affected by a one-time charge of  $1.3 million associated with the write-down of our investment in Southern California Edison bonds.

Income Tax Expense

                Income tax expense for the three months ended September 30, 2001 decreased to $1.2 million from $20.5 million for the three months ended September 30, 2000.  For the nine months ended September 30, 2001, income tax expense decreased to $14.3 million from $49.0 million for the nine months ended September 30, 2000.  The decrease in income tax expense was attributable to our decreased income before income taxes and extraordinary item.

                We recorded our provision for income taxes based on the current estimate of our annual effective tax rate of 34%.  Our estimated effective tax rate differs from the federal statutory rate primarily because of tax exempt revenues of our Costa Rican facility, which currently operates in a free trade zone, tax exempt interest income earned on certain cash and investment items within the Company’s portfolio and tax credits, these were offset by state taxes, the effect of certain non-deductible merger costs and other items.

Extraordinary Item – Extinguishment  of Debt, Net of Tax

                Extraordinary item – extinguishment of debt, net of tax resulted from our repurchase in the three months ended September 30, 2001 of $48.5 million principal amount of our convertible subordinated notes at the then current market prices.  This purchase resulted in an extraordinary gain of $9.4 million, less income taxes of $3.8 million.  We had no similar extraordinary item in the three and nine months ended September 30, 2000.  From time to time, we may repurchase additional notes in the open market.

Liquidity and Capital Resources

            In August 2000, we completed the acquisition from Micron Technology Texas, LLC of its Richardson, Texas wafer fabrication facility for aggregate consideration of $87.0 million.  The purchase was financed through a synthetic lease transaction consisting of a participation agreement and master lease agreement.  The lease provides for the purchase and expansion of our wafer fabrication facility in Richardson, Texas under an operating lease and provides us with an option to purchase the property or renew our lease for up to four additional years.  A portion of the loan is collateralized by pledged investment securities.  Additionally, we participated as a lender in the synthetic lease transaction.  Restrictive covenants included in the synthetic lease require us to maintain (a) a debt service coverage ratio of not more than 2.50 to 1.00 (b) a quick ratio of not less than 1.25 to 1.00, (c) a fixed charge coverage ratio of not less than 1.50 to 1.00 beginning first quarter of 2001 and not less than 2.00 to 1.00 beginning first quarter of 2002 and thereafter and (d) tangible net worth not less than 90% of tangible net worth as of December 31, 1999 plus 75% of net income and net equity additions without deductions for losses.  As of September 30, 2001, we were in compliance with the restrictive covenants contained in this synthetic lease.

                In February and March 2000, we completed a private placement of $345.0 million (net proceeds of $333.9 million) of 4% convertible subordinated notes due 2007.  The notes are unsecured obligations, are initially convertible into our common stock at a conversion price of $67.80 per share and subordinated to all of our present and future senior indebtedness.  During the three months ended September 30, 2001, we repurchased $48.5 million principal value of our convertible subordinated notes. Furthermore, we may, from time to time, repurchase a portion of our convertible subordinated notes in open market transactions as we did during the third quarter of 2001.

                In addition, we have funded our operations to date through other private and public sales of equity, borrowings, equipment leases and cash flow from operations.  As of September 30, 2001, we had working capital of approximately $612.9 million, including $555.0 million in cash, cash equivalents and short-term unrestricted investments.

                We have a revolving credit agreement totaling $30.0 million from SunTrust Bank, Central Florida, N.A. available through January 31, 2002. There were no borrowings against the line of credit as of September 30, 2001.

                The following table presents a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2001	2000
Net cash provided by operating activities	$123,908	$111,516
Net cash provided by (used in) investing activities	57,070	(362,342)
Net cash provided by (used in) financing activities	(41,698)	339,440
Net increase in cash and cash equivalents	$139,280	$88,614

                The $123.9 million of cash provided by operating activities for the nine months ended September 30, 2001 related primarily to net income of $33.4 million, depreciation and amortization of $21.4 million, a loss on investments of $2.8 million, a decrease in deferred income taxes of $3.7 million, an adjustment of $39.1 million to conform the fiscal year of Sawtek for our pooling-of-interests, decreases in accounts receivable and inventory of $26.8 million and $13.6 million, respectively, as well as a tax benefit from disqualifying dispositions on shares acquired by stock option exercises of $8.6 million.  This was offset by an increase in prepaid expenses and other assets of $4.6 million, a decrease in accounts payable and accrued expenses of $10.9 million, extraordinary gain from the repurchase of our convertible subordinated notes of $9.4 million and on the sale of subsidiary of $767,000.  The $111.5 million of cash provided by operating activities for the nine months ended September 30, 2000 related primarily to net income of $86.0 million, depreciation and amortization of $14.5 million, a decrease in deferred income taxes of $6.3 million, a tax benefit from disqualifying dispositions on shares acquired by stock option exercises of $31.8 million and an increase in accounts payable and accrued expenses of $18.1 million.  This was offset by increases in accounts receivable and inventories of $26.3 million and $12.5 million, respectively, and an increase in prepaid expense and other assets of $6.7 million.

                The $57.1 million of cash provided by investing activities for the nine months ended September 30, 2001 related primarily to the sale and maturity of available-for-sale investments of $289.7 million, the maturity of held-to-maturity investments of $323.0 million, a decrease in restricted long-term assets of $38.3 million and the proceeds from the sale of a subsidiary of Sawtek of $1.4 million.  These were offset by the purchase of available-for-sale investments of $247.3 million, the purchase of held-to-maturity investments of $225.5 million, the purchase of long-term investments of $6.5 million and capital expenditures of $115.8 million.  The $362.3 million of cash used in investing activities for the nine months ended September 30, 2000 related to the purchase of available-for-sale investments of $470.9 million, the purchase of held-to-maturity investments of $427.9 million, the purchase of long-term investments of $87.3 million, an increase in our restricted investments of $14.5 million and capital expenditures of approximately $73.8 million, which were offset by the sale and maturity of available-for-sale investments of $423.0 million and the maturity of held-to-maturity investments of $289.0 million.

                The $41.7 million of cash used in financing activities for the nine months ended September 30, 2001 related primarily to the principal payments on capital leases of $2.2 million, the repurchase of convertible debt of $37.9 million and the purchase of treasury stock of $9.8 million by Sawtek prior to merger, which was offset by net proceeds from the issuance of common stock of $8.1 million.  The $339.4 million of cash provided by financing activities for the nine months ended September 30, 2000 related primarily to the issuance of common stock of $9.3 million and the net proceeds from the issuance of the convertible debt of $333.9 million and was offset by principal payments on capital leases of $3.4 million.

                Cash used for capital expenditures for the nine months ended September 30, 2001 was approximately $115.8 million, which includes the exercise of the purchase option on the lease for the Hillsboro facility in the amount of $45.0 million.  We anticipate that our capital equipment needs, including manufacturing and test equipment and computer hardware and software, will require expenditures of approximately $40.0 million during the next twelve months.

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

Recent Accounting Pronouncements

                In July 2001, the Financial Accounting Standards Board (“FASB”) issued FASB Statements Nos. 141 and 142 (“SFAS 141” and “SFAS 142”), “Business Combinations” and “Goodwill and Other Intangible Assets.” SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively.  It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.  SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.  SFAS 141 and SFAS 142 are effective for all business combinations initiated after June 30, 2001.

            Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. We will adopt SFAS 141 and SFAS 142 on January 1, 2002.  In connection with the adoption of SFAS 142, we will be required to perform a transitional goodwill impairment assessment.  The pooling-of-interests treatment of our acquisition of Sawtek was unaffected by SFAS 141 and SFAS 142.  We have not yet determined the impact, if any, these standards will have on its results of operations and financial position.

                In August 2001, the FASB issued FASB Statement No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002.  We will adopt SFAS 143 on January 1, 2003.  We have not yet determined what effect, if any, this statement will have on our financial statements.

                In August 2001, the FASB issued FASB Statement No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-lived Assets”, which supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived to be Disposed of”.  This new statement also supersedes certain aspects of APB 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30).  In addition, more dispositions may qualify for discontinued operations treatment.  The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  We will adopt SFAS 144 on January 1, 2002.  We are in the process of evaluating what effect, if any, this statement will have on its financial statements.

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

•    the cyclicality of the semiconductor and cell phones component industries;

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

                Integrating the operations, systems and personnel of TriQuint and Sawtek is a complex process; and we are uncertain that the integration will be completed in a timely manner or will achieve the anticipated benefits of the merger.  The challenges involved in this integration include:

•      retaining existing customers and business partners of each company;

•      retaining and integrating management and other key employees of both TriQuint and Sawtek;

•      coordinating research and development activities to enhance introduction of new products, services and technologies;

•      combining product and service offerings effectively and quickly;

•      integrating and training sales forces on the expanded product and service offerings;

•      persuading employees that the business cultures of TriQuint and Sawtek are compatible;

•      offering integrated products and services of TriQuint and Sawtek to each other’s customers and partners;

•      bringing together the companies’ marketing efforts so that the industry receives useful information about the merger;

•      developing, maintaining and combining uniform standards, controls, procedures and policies; and

•      unanticipated expenses related to integration of the two companies.

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

If investors or financial or industry analysts do not think our integration of Sawtek is proceeding as anticipated or that the benefits of the merger are not going to be realized, the market price of our common stock may decline.

The market price of our common stock may decline as a result of the merger if:

•      the integration of TriQuint and Sawtek is not completed in a timely and efficient manner;

•      perceived benefits of the merger are not achieved as rapidly as, or to the extent anticipated by financial or industry analysts;

•      our assumptions about Sawtek’s business model and operations, considered on a stand-alone basis and their role in our business model, such as our ability to introduce radio frequency front end modules incorporating components of Sawtek at cost-effective prices and to continue to execute its strategic plan, may prove incorrect;

•      the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts; or

•      following the merger, our stockholders that hold relatively larger interests in our company may decide to dispose of their shares because the results of the merger are not consistent with their expectations.

We will be undergoing a management transition over the next year.

                Our President and Chief Executive Officer, Steven J. Sharp, recently announced that he will reduce his day-to-day management involvement with the company and focus on new technologies and strategic growth opportunities.  Our Board of Directors and management team have begun the process of formulating a succession plan to take place over the course of the next year.  Successfully completing this transition will be important to the continuing success of our company.

Limited number of customers account for a substantial part of our revenues.

                Sales to a limited number of customers have historically accounted for a significant portion of our revenues.  We expect that sales to a limited number of customers may continue to account for a substantial portion of our revenues in future periods.  We have experienced periods in which sales to some of our major customers, as a percentage of revenues, have fluctuated due to delays or failures to place expected orders.

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

Our operating results may suffer due to fluctuations in demand for semiconductors and communications components.

                From time to time, the wireless, optical networks, base stations, broadband and microwave markets have experienced significant downturns and wide fluctuations in product supply and demand, often in connection with, or in anticipation of, maturing product cycles, capital spending cycles and declines in general economic conditions.  This cyclicality has led to significant imbalances in demand, inventory levels and production capacity.  It has also accelerated the decrease of average selling prices per unit.  We have experienced, and may experience again, periodic fluctuations in our financial results because of these or other industry-wide conditions.  We expect that the current decline in demand for cell phone, high-end optical networks, base stations, satellite communications and aerospace components, including ours, could last throughout 2001, if not longer.  For example, if demand for communications applications were to decrease substantially, demand for the semiconductor components in these applications would also decline, which would negatively affect our operating results.

We depend on the continued growth of communications markets.

                We derive all of our product revenues from sales of products for communication applications, specifically the wireless, optical networks, base stations, broadband, microwave and other markets.  These markets are characterized by the following:

•    intense competition;

•    rapid technological change; and

•    short product life cycles, especially in the wireless market.

                In the last few years, the communications markets have grown rapidly; however, these markets may not continue to grow or may experience a significant slowdown.  Currently, the communications markets are experiencing and may continue to experience softness, which impacts us across all markets in which we operate.  Additionally, if these markets do not recover and demand for communications applications continues to decline, our operating results could suffer.

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

                The fabrication of integrated circuits, particularly those made of gallium arsenide, is a highly complex and precise process.  Our integrated circuits are currently manufactured primarily on four-inch diameter wafers made of gallium arsenide. Our SAW filters are currently manufactured primarily on four-inch diameter quartz wafers. During manufacturing, each wafer is processed to contain numerous die, the individual integrated circuits or SAW filters.  We may reject or be unable to sell a substantial percentage of wafers or the die on a given wafer because of:

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

                We depend on certain vendors for components, equipment and services.  We maintain stringent policies regarding qualification of these vendors.  However, if these vendors’ processes vary in reliability or quality, they could negatively affect our products, and thereby, our results of operations.

Some of our manufacturing facilities are located in areas prone to natural disasters.

                We have a SAW manufacturing and assembly facility located in Apopka, Florida. We also have an assembly facility for SAW products in San Jose, Costa Rica. Hurricanes, tropical storms, flooding, tornadoes, and other natural disasters are common events for the southeastern part of the United States and in Central America.  Additionally, our Costa Rican facility could also be affected by mud slides, earthquakes and volcanic eruptions.  Any disruptions from these or other events would have a material adverse impact on our operations and financial results.

                Though we have manufacturing and assembly capabilities for our Sawtek products in both Apopka and San Jose, we are only capable of fabricating wafers for those products in our Apopka facility.  As a result, any disruption to our Apopka facility would have a material adverse impact on our operations and financial results.

A disruption in our Costa Rican operations would have an adverse impact on our operating results.

                Operating a facility in Costa Rica presents additional risks of disruption such as government intervention, currency fluctuations, labor disputes, limited supplies of labor, power interruption or war.  Any such disruptions could have a material adverse effect on our business, results of operations and financial condition.

                We expect our Costa Rican operations to continue to account for a significant proportion of our overall operations in the future.

A change in our Costa Rican subsidiary’s favorable tax status would have an adverse impact on our operating results.

                Our subsidiary in Costa Rica operates in a free trade zone.  We expect to receive a 100% exemption from Costa Rican income taxes through 2003 and a 50% exemption through 2007.  The Costa Rican government is reviewing its policy on granting tax exemptions to companies located in free trade zones.  A recent proposal from the Costa Rican government would provide for a full tax exemption through 2002 and then provide for a tax of 15% thereafter, which is 50% of the current rate.  This proposal is not yet law and is subject to change before it becomes law.  Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative impact on our net income.

Our business may be adversely affected by acts of terrorism.

                Acts of terrorism could interrupt or restrict our business in several ways.  We rely extensively on the use of air transportation to move our inventory to and from our vendors and to ship finished products to our customers.  If terrorist acts cause air transportation to be grounded or interrupted, our business would be similarly adversely impacted.

                In addition, acts of terrorism could cause existing export regulations to be changed, which could limit the extent to which we are allowed to export our products.  To the extent that acts of terrorism also reduce customer confidence and create general economic weakness, our business would also be adversely affected.

If we fail to sell a high volume of products, our operating results will be harmed.

                Because large portions of our manufacturing costs are relatively fixed, our manufacturing volumes are critical to our operating results.  If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed.  During periods of decreased demand as we are currently experiencing, our high fixed manufacturing costs have negatively effected on our results of operations.  We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed in the short-term.  All of our revenues stem from the production of products for the communications markets, specifically the wireless, optical networks, base stations, broadband, microwave and other markets.  We expect that end-user customers will continue to replace their communication devices due to continued innovations, therefore continuing the demand for communications applications.  However, if this demand decreases from our historic growth, as we are currently experiencing, we will not be able to sustain our historic growth.  If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs in the short-term and our operating results would be harmed.

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

                We currently utilize subcontractors for the majority of our assemblies.  There are certain risks associated with dependence on third party providers, such as minimal control over delivery scheduling, adequate capacity during demand peaks, warranty issues and protection of intellectual property.  Additionally, if these subcontractors are unable to meet our needs, it could prevent or delay production shipments that could negatively affect our results of operations.  If we were to change any of our subcontractors, we would be required to requalify each new subcontractor, which could also prevent or delay product shipments that could negatively affect our results of operations.  In addition, our reliance on these subcontractors may negatively affect our production if the services vary in reliability or quality.  If we are unable to obtain timely service of acceptable quality or if the prices increase, our results of operations could be harmed.

If our products fail to perform or meet customer requirements, we could incur significant additional costs.

                The fabrication of gallium arsenide integrated circuits and SAW filters is a highly complex and precise process.  Our customers specify quality, performance and reliability standards that we must meet.  If our products do not meet these standards, we may be required to rework or replace the products.  Gallium arsenide integrated circuits and SAW filters may contain undetected defects or failures that only become evident after we commence volume shipments. We have experienced product quality, performance or reliability problems from time to time.  Defects or failures may occur in the future.  If failures or defects occur, we could:

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

                We are currently in the process of converting our existing Hillsboro facility from four-inch wafer production to six-inch wafer production and are expanding the capacity of four-inch wafer production at our Texas operations concurrent with the transition of our Texas manufacturing operations from our current Dallas facility to the new Richardson facility.  Due to the current economic downturn in the wireless, optical networks, base stations, broadband and microwave markets, however, we have postponed the development of the six-inch production line at the Richardson facility.

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

                Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in our manufacturing process.  For our manufacturing facility located in Hillsboro, Oregon, we provide our own manufacturing waste treatment and contract for disposal of some materials.  We are required by the State of Oregon Department of Environmental Quality to report usage of environmentally hazardous materials.  At our Richardson facility, we provide our own wastewater treatment and contract for disposal of some materials.  At our Dallas facility, we utilize Texas Instruments' industrial wastewater treatment facilities and services for the pre-treatment and discharge of wastewater generated by us.  Our wastewater streams are commingled with those of Texas Instruments and are covered by Texas Instruments' wastewater permit.  At our Apopka, Florida facility, we provide our own wastewater treatment and contracts to have all of our hazardous waste removed by a permitted transporter and taken to a permitted treatment, storage and disposal facility.  At our San Jose, Costa Rica facility, we capture all solvents for recycling and dispose of all other wastes according to local regulations.

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

Our business will be impacted if systems manufacturers do not use gallium arsenide or silicon germanium components.

                Silicon semiconductor technologies are the dominant process technologies for integrated circuits and the performance of silicon integrated circuits continues to improve.  Recently, we introduced silicon germanium components jointly developed and manufactured with Atmel Corporation.  Although we have designed and manufactured gallium arsenide products and have announced our intention to produce silicon germanium products developed jointly and manufactured by Atmel, system designers may be reluctant to adopt our gallium arsenide, silicon germanium or SAW products because of:

•    their unfamiliarity with designing systems with gallium arsenide or silicon germanium products;

•    their concerns related to manufacturing costs and yields;

•    their unfamiliarity with our design and manufacturing processes; and

•    uncertainties about the relative cost effectiveness of our products compared to high-performance silicon components.

                Systems manufacturers may not use gallium arsenide components because the production of gallium arsenide integrated circuits has been, and continues to be, more costly than the production of silicon devices.  Systems manufacturers may not use our silicon germanium components because this is a newly introduced process.  Systems manufacturers may be reluctant to rely on a technology that is new to us and not widely understood.  Systems manufacturers may also be reluctant to rely on a jointly produced product because future supplies may depend on the continued good relationship of Atmel and us.  As a result, we must offer devices that provide superior performance to that of traditional silicon-based devices.

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

New competitive products and technologies have been announced which could reduce demand for our SAW filter products.

                Recently, products have been introduced that may have some application in certain GSM phones, which, if proven successful, could impact sales of GSM IF filters for wireless phones.  A competitor recently announced a new product based on a direct conversion concept that could potentially eliminate a SAW IF filter in certain CDMA phones.  This competitor expects to sample this product in late 2001.  If our competitor’s product is successful in the market, it could reduce or eliminate demand for our IF filters for CDMA phones and our revenues would be harmed if we do not introduce competitive products.  Any development of a cost-effective reliable technology that replaces SAW filtering technology or reduces the need for SAW filtering technology could have a material adverse effect on our business, financial condition and results of operations.

A decline either in the growth of wireless communications or in the continued acceptance of CDMA technology would have an adverse impact on us.

                Our products for CDMA-based systems, including filters for base stations and wireless phones, historically accounted for a substantial portion of Sawtek’s revenues.  CDMA technology is relatively new to the marketplace and there can be no assurance that emerging markets will adopt this technology.  Our business and financial results would be adversely impacted if CDMA technology does not continue to gain acceptance.

Our business may be adversely impacted if we fail to successfully introduce new products or to gain our customers’ acceptance of those new products.

                The markets for communications applications in which the Company participates are subject to intense competition, rapid technological change, and short product life cycles.  It is critical for companies such as ours to continually and quickly develop new products to meet the changing needs of these markets.  If we fail to develop new products to meet our customers’ needs on a timely basis, we will not be able to effectively compete in these markets.

                For example, we announced our intention to develop and market radio frequency front-end modules at cost-effective prices.  If we fail to design and produce these products in a manner acceptable to our customers or have incorrectly anticipated our customers’ demand for these types of products, our operating results could be harmed.

We have substantial indebtedness.

                In February and March 2000, we sold $345.0 million of convertible subordinated notes in a private placement to qualified institutional buyers. Although we repurchased $48.5 million of these notes in the three months ended September 30, 2001, we have $296.5 million of indebtedness remaining from the notes. Our other indebtedness is principally comprised of operating, synthetic and capital leases.  We may incur substantial additional indebtedness in the future.  For example, in August of 2000, we entered into an $87.0 million synthetic lease obligation to finance the purchase of our Richardson facility.  The level of our indebtedness, among other things, could:

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

                Historically, the average selling prices of some of our products have decreased over the products' lives and we expect them to continue to do so.  To offset these decreases, we rely primarily on achieving yield improvements and other cost reductions for existing products and on introducing new products that can often be sold at higher average selling prices. Selling prices for our SAW products have declined due to competitive pricing pressures and to the use of newer surface mount package devices that are smaller and less expensive than previous generation filters.  For example, we have experienced declines in average selling prices for filters for GSM base stations due to the use of surface mount packages, and have begun to experience similar pressures on average selling prices for our CDMA base station filters.  We believe our future success depends, in part, on our timely development and introduction of new products that compete effectively on the basis of price and performance and adequately address customer requirements.  The success of new product and process introductions depends on several factors, including:

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

                If technologies or standards supported by our or our customers' products become obsolete or fail to gain widespread commercial acceptance, our results of operations may be materially impacted. Because of continual improvements in semiconductor technology, including those in high-performance silicon where substantially more resources are invested than in gallium arsenide, silicon germanium or SAW products, we believe that our future success will depend, in part, on our ability to continue to improve our product and process technologies.  We must also develop new technologies in a timely manner.  In addition, we must adapt our products and processes to technological changes and to support emerging and established industry standards.  We have and must continue to perform significant research and development into advanced material development such as indium phosphide, gallium nitride, silicon carbide and silicon germanium to compete with future technologies of our competitors.  For example, we recently announced that we have entered into an agreement with Atmel to fabricate portions of our proposed silicon germanium products.  These research and development efforts may not be accepted by our customers, and therefore may not go into full production in the future.  We may not be able to improve our existing products and process technologies, develop new technologies in a timely manner or effectively support industry standards.  If we fail to do so, our customers may select another gallium arsenide, silicon germanium or SAW product or move to an alternative technology.

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

                Our SAW filter business is dependent upon the application of SAW-based technology.  Competing technologies, including digital filtering technology, direct conversion or any other technology that could be developed, could replace or reduce the use of SAW filters for certain applications.  Direct conversion is a process that converts a radio frequency (“RF”) signal to baseband without the need for a SAW internal frequency (“IF”) filter.  Qualcomm Inc., Analog Devices, Inc., Agilent Technologies, Inc. and RF Micro Devices, each produce integrated circuits for use in wireless phones and have announced products or plans to produce products that utilize direct conversion or other technologies that could reduce or eliminate SAW filters in certain applications.  Other companies, as well, may from time to time, announce products, patents or other claims relating to direct conversion or such other technologies that may reduce or eliminate certain SAW filters.

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

                We compete with both gallium arsenide and silicon suppliers in the wireless, broadband, microwave and optical network markets.  In the microwave and millimeter wave markets, our competition is primarily from a limited number of gallium arsenide suppliers, which are in the process of expanding their product offerings to address commercial applications other than aerospace.

                Our prospective customers are typically systems designers and manufacturers that are considering the use of gallium arsenide or silicon germanium integrated circuits or SAW filters, as the case may be, for their high-performance systems.  Competition is primarily based on performance elements such as speed, complexity and power dissipation, as well as price, product quality and ability to deliver products in a timely fashion.  Due to the proprietary nature of our products, competition occurs almost exclusively at the system design stage.  As a result, a design win by our competitors or us typically limits further competition with respect to manufacturing a given design.

If we fail to integrate any future acquisitions or successfully invest in strategic partners, our business will be harmed.

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

We face risks from equity investments in strategic partners, such as:

•      we may not realize the expected benefits associated with the investment;

•      we may need to provide additional funding to support strategic the partner; or

•      if their value decreases, we may realize losses on our holdings.

We may not successfully address these risks or any other problems that arise in connection with future acquisitions or equity investments in strategic partners.

We will continue to evaluate strategic opportunities available to us and we may pursue product, technology or business acquisitions or equity investments in strategic partners.  In addition, in connection with any future acquisitions, we may issue equity securities that could dilute the percentage ownership of our existing stockholders, we may incur additional debt and we may be required to amortize expenses related to goodwill and other intangible assets that may negatively affect our results of operations.

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

Our ability to produce our semiconductors and SAW devices may suffer if someone claims we infringe on their intellectual property.

The semiconductor and SAW device industries are characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation.  If it is necessary or desirable, we may seek licenses under such patents or other intellectual property rights.  However, we cannot be certain that licenses will be offered or that we would find the terms of licenses that are offered acceptable or commercially reasonable.  Our failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products.  Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights.  Litigation by or against us could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination.  In the event of an adverse result in any litigation, we could be required to:

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

On February 26, 1999, a lawsuit was filed against 88 companies in the United States District Court for the District of Arizona.  The suit alleged that the defendants, including us, infringed upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership (“Lemelson”).  During the three months ended September 30, 2001, we settled this claim and recorded a special charge of  $200,000 associated with settlement of the lawsuit.

Our business may suffer due to risks associated with international sales.

Our sales outside of the United States were 42.4% of total revenues in the nine months ended September 30, 2001 and 50.3% of total revenues in 2000.  We face inherent risks from these sales, including:

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

•    political instability; and

•    tariffs and other trade barriers.

In addition, due to the technological advantages provided by gallium arsenide integrated circuits in many military applications, all of our sales outside of North America must be licensed by the Office of Export Administration of the U.S. Department of Commerce.  We are also required to obtain licenses from that agency for sales of our SAW products to customers in certain countries.  If we fail to obtain these licenses or experience delays in obtaining these licenses in the future, our results of operations could be harmed.  Also, because all of our foreign sales are denominated in U.S. dollars, increases in the value of the dollar would increase the price in local currencies of our products and make our products less price competitive.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile.  The market price of our common stock may experience significant fluctuations in the future.  For example, our common stock price has fluctuated from a high of approximately $61.56 to a low of approximately $10.25 during the 52 weeks ended September 30, 2001.  This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance.  In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

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

In addition, the Sawtek Employee Stock Ownership and 401(k) Plan, or the KSOP, owned approximately 6% of our outstanding common stock as of September 30, 2001.  The KSOP trustee has the right to vote all of these shares.   The KSOP trustee votes the shares allocated to participants’ accounts in accordance with the participants’ voting directions and votes in its sole discretion with respect to the unallocated shares.  If the KSOP trustee were to vote against or oppose a proposed acquisition of our company, a potential acquirer might be discouraged from acquiring us even though the holders of a majority of the shares of its common stock were in favor of the acquisition.

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT

MARKET AND INTEREST RATE RISK

                We are exposed to minimal market risks.  We manage the sensitivity of our results of operations to these risks by maintaining a conservative investment portfolio.  Our investments, both restricted and unrestricted, are classified as available-for-sale securities and are comprised solely of highly rated, short and medium-term investments, such as corporate notes, commercial paper and other such low risk investments.  Although we manage investments under a conservative investment policy, economic, market and other events may occur to our investees, which we cannot control.  We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency exchange fluctuations, as we sell our products internationally.  We manage the sensitivity of our international sales by denominating all transactions in U.S. dollars.

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

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

                On February 26, 1999, a lawsuit was filed against 88 companies in the United States District Court for the District of Arizona.  The suit alleged that the defendants, including us, infringed upon certain patents held by The Lemelson Medical, Education and Research Foundation, Limited Partnership (“Lemelson”).  During the three months ended September 30, 2001, we settled this claim and recorded a special charge of  $200,000 associated with settlement of the lawsuit.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.22	1998 Nonstatutory Stock Option Plan and form of agreement thereunder

	10.32	Letter from SunTrust Bank, Central Florida, N.A. for renewal and increase in credit to $30,000,000 of unsecured line of credit for Sawtek Inc. dated September 22, 1999 (1)

	10.33	Renewal of unsecured 30,000,000 credit line agreement with SunTrust Bank, extending agreement maturity date to January 31, 2002 (2)

	21.1	Subsidiaries

	(1)	Incorporated by reference to Sawtek Inc.'s Annual Report on Form 10-K (File No. 000-28276) filed with the Securities and Exchange Commission on November 5, 1999.

	(2)	Incorporated by reference to Sawtek Inc.'s Quarterly Report on Form 10-Q (File No. 000-28276) filed with the Securities and Exchange Commission on April 27, 2001.

(b)	Reports on Form 8-K

We filed a Report on Form 8-K (File No. 000-22660) with the Securities and Exchange Commission on July 27, 2001 to announce the completion of our acquisition of Sawtek on July 19, 2001.

SIGNATURES

                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriQuint Semiconductor, Inc.

Dated: November 13, 2001	/s/	Steven J. Sharp
STEVEN J. SHARP
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2001	/s/	Raymond A. Link
RAYMOND A. LINK
Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

TriQuint Semiconductor, Inc.

Index to Exhibits

Exhibit No.

10.22	1998 Nonstatutory Stock Option Plan and form of agreement therunder.

10.32	Letter from SunTrust Bank, Central Florida, N.A. for renewal and increase in credit to $30,000,000 of unsecured line of credit for Sawtek Inc. dated September 22, 1999 (1)

10.33	Renewal of unsecured 30,000,000 credit line agreement with SunTrust Bank, extending agreement maturity date to January 31, 2002 (2)

21.1	Subsidiaries

(1)           Incorporated by reference to Sawtek Inc.'s Annual Report on Form 10-K (File No. 000-28276) filed with the Securities and Exchange Commission on November 5, 1999.

(2)           Incorporated by reference to Sawtek Inc.'s Quarterly Report on Form 10-Q (File No. 000-28276) filed with the Securities and Exchange Commission on April 27, 2001.