Form 10-K
period 2001-12-31
TRIQUINT SEMICONDUCTOR INC
filed 2002-03-27
CIK 913885

QuickLinks -- Click here to rapidly navigate through this document

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-22660

TRIQUINT SEMICONDUCTOR, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3654013 (I.R.S. Employer Identification Number)
2300 N.E. Brookwood Parkway Hillsboro, Oregon (Address of principal executive offices)	97124 (Zip Code)

Registrant's telephone number, including area code: (503) 615-9000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Type of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2001 reported on the Nasdaq Stock Market's National Market, was approximately $1,517,192,716. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of December 31, 2001, the registrant had outstanding 131,141,213 shares of Common Stock.

        The Index to Exhibits appears on page 46 of this document.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its 2002 Annual Meeting of Stockholders.

TRIQUINT SEMICONDUCTOR, INC.
2001 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, including the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains both historical information and forward-looking statements about TriQuint Semiconductor, Inc (TriQuint, we, us or our company). A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to operating results; demand for integrated circuits and the electronic products into which they are manufactured, including wireless phones; investments in new facilities; sales to a limited number of customers; new competitive technologies; growth and diversification of our markets; startup of new facilities; transition of manufacturing processes from four-inch to six-inch wafers; integration of our acquisition of Sawtek Inc. (Sawtek) and integration of any future acquisitions. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "anticipates", "intends", "plans", "thinks", "believes", "estimates", "predicts", "potential", "continue", "our future success depends", "seek to continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section of this report titled "Risk Factors and Uncertainties". These factors may cause our actual results to differ materially from any forward-looking statement.

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

ITEM 1. BUSINESS

Overview

        We are a leading supplier of high-performance components and modules for communications applications. We design, develop, manufacture and market a broad range of high-performance integrated circuits, bandpass filters, resonators, oscillators and other products for communications markets. The specific applications served by our products in these communication markets include wireless phones, base stations, optical networks and broadband and microwave with a specific focus on radio frequency (RF), analog, and mixed-signal applications. Our components and modules are incorporated into a variety of communications products, including wireless phones and pagers, base stations for wireless communications, digital microwave communication systems, fiber optic telecommunications equipment, satellite communications systems, data and wireless local area networking products, broadband access systems and aerospace applications. We provide customers with standard and custom products as well as foundry services.

        Our products are designed on various wafer substrates such as gallium arsenide (GaAs), silicon germanium (SiGe) and quartz, using a variety of devices including Pseudomorphic High Electron Mobility Transistor (pHEMT), Heterojunction Bipolar Transistor (HBT), Heterostructure Field Effect Transistor (HFET), Metal Semiconductor Field Effect Transistor (MESFET) and Surface Acoustic Wave (SAW). Using these materials, devices, and our proprietary technology, our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at much higher speeds than silicon devices, or operate at the same speeds with reduced power consumption. We sell our products worldwide to end-user customers, including Agere Systems Inc., The Boeing Company, Ericsson Inc., Finisar Corp., LG Group, Motorola, Inc., Nokia Corporation, Nortel Networks Corporation, Raytheon Company and Samsung Microelectronics.

        In the United States, we have design and manufacturing facilities in Oregon, Texas and Florida and a design facility in Massachusetts. We also have an assembly facility in Costa Rica and design facility in Taiwan. We own and operate our own wafer fabrication and product test facilities and use our proprietary processes to produce RF, analog and mixed-signal components and modules cost-effectively in high volumes. We believe that control of these manufacturing processes provides us with a reliable source of supply, greater opportunities to enhance quality, reliability and manufacturing efficiency. In addition, control of our manufacturing process and our combined research and design capabilities assist us to develop new processes and products and to be more responsive to customer requirements. We have also established a strategic foundry business serving leading communications companies.

        We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 2300 N.E. Brookwood Parkway, Hillsboro, Oregon 97124 and our telephone number at that location is (503) 615-9000.

Industry Background

        Market demands for higher levels of performance in electronic communications systems have produced an increasing number of varied, complex applications. The increased capabilities of these new systems, in turn, are spawning new markets and a further proliferation of new, sophisticated applications. Many of these new applications have emerged in the wireless communications, telecommunications, data communications and microwave and millimeter wave communications industries.

        The wireless communications industry is constantly changing with the advent of new applications such as digital wireless telephones, personal communication systems (PCS), handheld navigation products based on the global positioning satellite (GPS) standard, satellite communications, wireless local area networks (WLANs), wireless internet and cable television/cable modem. Wireless communications systems can offer the functional advantages of wired systems without the costly and time-consuming development of an extensive wired infrastructure, which is of particular importance in developing parts of the world. In addition, many of these new applications require battery-powered portability. The proliferation of some of these new applications has led to increased communication traffic resulting in congestion of the existing assigned frequency bands. As a consequence, wireless communications are moving to higher, less congested frequency bands. The advantages of wireless communications systems as well as the increasing demand for wireless communications at higher frequencies continue to drive worldwide growth in existing systems and continue to drive the emergence of new markets and applications.

        The telecommunications industry is encountering increasing demand for higher transmission rates and increased capacity to accommodate the growth of traditional voice traffic as well as higher levels of traffic arising from widely-used applications such as facsimile communications and Internet services. Today's advanced telecommunications systems employ high-speed switching networks and fiber optic cable operating in accordance with high frequency standards such as synchronous optical network (SONET), synchronous digital hierarchy (SDH), integrated services digital network (ISDN) and asynchronous transfer mode (ATM). For example, high-performance SONET telecommunications systems can operate at frequencies of 10 gigabits per second (Gbits/sec) or higher. The advent of video communications and multimedia, which combines voice, video and data are placing further demands on these systems for even higher transmission rates.

        In the data communications industry, data processing speeds have increased rapidly, bringing more computing power to individual users. The demand to share data and peripheral equipment among these users has led to the widespread use of networking systems operating at increasing speeds. Today's advanced data communication systems, based on standards such as Fibre Channel and Gigabit Ethernet as well as proprietary links, are used to transmit data at rates up to 2.5 Gbits/sec.

        The microwave and millimeter wave communications industry utilizes advanced monolithic microwave integrated circuits (MMIC) and SAW filter products for aerospace, defense and commercial applications. Aerospace and defense applications include high power amplifiers, low noise amplifiers, switches and attenuators for use in a variety of advanced requirements such as active array radar, missiles, electronic warfare systems and space communications systems. Commercial applications for products and services in this frequency range include wireless telephone applications, optical fiber links and switching networks, Local Multipoint Distribution System (LMDS) systems, phased-array radar and satellite earth station transmitters.

        To address the market demands for higher levels of performance, electronic communications systems manufacturers have relied heavily on advances in high-performance components and modules such as those we produce. Until recently, the predominant semiconductor technologies used in advanced electronic systems have been silicon-based complementary metal oxide semiconductor (CMOS), bipolar complementary metal oxide semiconductor (BiCMOS) and emitter coupled logic process technologies. In addition, traditional signal processing technologies included lumped element filters, ceramic filters, and bulk acoustic wave crystal filters, resonators and oscillators. However, today's high-performance electronic systems require further advances in performance than these technologies can provide.

        One way to improve performance is to combine analog and digital circuitry on the same device. This combination, known as mixed-signal technology, can provide higher levels of integration (smaller size and increased functionality), reduced power consumption and higher operating frequencies. Higher levels of integration can result in smaller devices with increased functionality. Notwithstanding the benefits of mixed-signal technology, the performance requirements of certain critical system functions generally cannot be achieved using silicon-based semiconductors or filters, resonators and oscillators based on traditional technologies. As a result, systems manufacturers are seeking components and modules which can overcome these performance limitations. GaAs and SiGe semiconductor technology has become an effective alternative or complement to silicon solutions in many high-performance applications. The higher electron mobility of GaAs permits GaAs integrated circuits to operate at higher speeds than silicon devices or at the same speeds with lower power consumption. In addition, SAW technology offers a number of advantages over traditional filter technologies, including precise frequency control and selectivity, reduced size and weight, high reliability, environmental stability and the ability to pass RF signals with minimal distortion.

        In many new applications, GaAs and SiGe integrated circuits and SAW filters enable high-performance systems to process signals and information more quickly and more precisely. In addition, the use of these components in high-performance communications systems can reduce system power requirements and the physical size and weight of the system, important elements in battery-powered or portable applications. These characteristics, combined with the systems requirements of the communications industry, have led to the use of our components in high volumes to complement silicon devices in a wide range of commercial and aerospace systems.

        Electronic communications systems manufacturers, particularly wireless handset manufacturers, are also moving increasingly toward designing integrated radio modules into their phones, rather than the individual components comprising these modules. By doing this, the handset manufacturers can continue to achieve cost reductions, optimization of design and increasingly smaller size of their phones. Our high-performance GaAs and SiGe integrated circuits and our SAW filters, resonators and oscillators comprise some of the primary components in these radio modules. Because of this, we believe we are well-positioned to continue to support the growth and performance level demands of the electronic communications system industry.

TriQuint Strategy

        We are a leading supplier of high-performance components and modules for communications applications. We design, develop, manufacture and market a broad range of high-performance integrated circuits, bandpass filters, resonators, oscillators and other products for communications markets. These markets include wireless phones, base stations, optical networks and broadband and microwave with a specific focus on RF, analog and mixed-signal applications. Key elements of our strategy include:

        Focusing on RF, Analog and Mixed-Signal Design Excellence.    We have made substantial investments in our RF, analog and mixed-signal circuit design capabilities. Our design teams have specialized expertise to address the needs of each of our target markets. The foundation of our design resources is an extensive library of digital and analog cells and associated software tools and databases necessary to develop new products rapidly and cost-effectively. We believe that our RF, analog and mixed-signal design capabilities provide us with a competitive advantage in designing and developing integrated circuits and SAW-based products for standard or customer-specific products in our target markets.

        Diversification of Business Models, Market Applications, Technologies and Customers.    We offer a broad range of standard and customer-specific products, as well as manufacturing and design services, which address numerous end-user applications in a variety of communications markets. Our primary application areas are wireless phones, wireless infrastructure, optical networks and broadband microwave equipment. Our products are designed on various wafer substrates such as GaAs, SiGe, indium phosphide (InP), lithium tantalate and quartz, using a variety of technologies including pHEMT, HBT, HFET, MESFET, and SAW. We delivered products and services to more than 400 customers during 2001. In addition, we had 34 customers that each contributed $1.0 million or more to our revenues in 2001.

        Targeting High-Growth Markets with High-Performance Solutions.    We plan to continue to develop and produce high-performance RF, analog and mixed-signal electronic components and modules. Over the past year, we have added SAW filters to our portfolio of high-performance solutions by merging with Sawtek, which enables us to offer a complete array of RF products for wireless phones. We have also expanded our product portfolio in broadband and microwave applications and added several products to our optical networking product line. Our new products are focused on modules for wireless phones, expanding our presence in Global System for Mobile communications (GSM) wireless phones, new SAW filter applications and new applications for optical networks and broadband and microwave equipment.

        Offering Foundry Services.    Our foundry capabilities are a key element in forming long-term partnerships with our customers and enable us to capitalize further on the growth in communications markets. Through our foundry services, we are able to offer our customers a variety of product options and services for the development of customer-specific products. We offer services that include design, wafer fabrication, test engineering, package engineering, assembly and test. We also believe many semiconductor companies are embracing a manufacturing outsourcing model. As a result, foundries will play an important role in the overall growth of the semiconductor industry. We intend to continue to expand our foundry capabilities, including our integrated circuit manufacturing, post-fabrication and product engineering services, in order to meet the needs of our customers. Our foundry services assist us to continue to meet the continually changing needs of our electronic communications system customers.

        Capitalizing on Partnerships with Industry Leaders in our Target Markets.    We plan to continue to establish and maintain close working relationships with industry leaders in our target markets. We also intend to establish strategic relationships with companies that provide access to new technologies, products and markets. These relationships are critical to providing us with insights into future customer requirements, which facilitates the timely development of new products and services to meet the changing needs of our target markets. Our strategic partnerships include development, manufacturing or foundry relationships with Atmel, Inc., LG Inotek, Samsung, Agere Systems, Boeing, Ericsson, Finisar, Hittite Microwave Corp., Philips Semiconductor, Raytheon and Schlumberger Limited.

Markets and Applications

        We focus on four markets in the electronic communications system industry: wireless phones, base stations, optical networks and broadband and microwave equipment.

        Wireless Phones.    The demand for wireless phones has experienced growth over the past several years as a result of increased demand for portable voice and data communication capabilities. In addition to portability, there has also been increasing demand for wireless phones to contain signal quality similar to wired communication systems, be smaller and lighter, accommodate longer talk time and standby time, and contain complex functionality. In addition, this increase in wireless phone communication traffic has resulted in congestion of the assigned frequency bands. As a consequence, wireless communications are moving to higher, less congested frequency bands. Frequency bands are allocated to the various wireless communications applications by government regulatory bodies throughout the world. The allocation is based, among other factors, upon the availability of unallocated frequency bands and the ability of equipment to operate effectively in these bands. As the lower frequency bands become fully allocated and congested, and the volume and rate of communications increases, the trend is toward the allocation and use of higher frequency bands. While the wireless phone market has grown over the past several years, it experienced a decline in 2001 due to the overall slowdown in the economy.

        Our use of various wafer substrates such as GaAs, SiGe, InP, lithium tantalate and quartz, and a variety of technologies including pHEMT, HBT, HFET, MESFET and SAW provides us with the ability to satisfy these market demands. In many wireless phone applications, these substrate materials and devices can provide key performance advantages over silicon, such as higher frequency operation, improved signal reception and transmission, better signal processing in congested bands and greater power efficiency for longer battery life.

        We believe that we provide not only the broadest product offering for the RF front-end portion of wireless phones, but also to integrate many of the functions into module form. Our merger with Sawtek now provides us with a full range of RF and intermediate frequency (IF) SAW filters that can be sold as part of our product offerings or integrated into modules along with our various transceiver and power amplifier products. During 2001, we announced a wide range of new products including HBT power amps, SiGe-based products, SAW-based duplexers and various receiver design wins. In addition, our SAW-based RF filters introduced in 2000 have gained significant market acceptance and are now our highest volume product.

        Base Stations.    Base stations are one significant element of the infrastructure necessary to operate wireless phones. The demand for base station equipment is related to network build-out plans of network operators and is highly dependent upon the availability of capital equipment budgets. In 2001, demand in the base station market was down compared to 2000 due to reduced capital spending by network operators.

        In the past, we participated in the base station equipment market primarily through our foundry services. As a consequence of our merger with Sawtek, our participation in this market has increased significantly. We believe we are the leading supplier of SAW filters for both GSM and CDMA base stations. As base stations evolve to 2.5G and 3G networks and as the United States evolves from networks that predominantly use TDMA to networks that predominantly use GSM and CDMA, we are extending our leadership position as the SAW filter supplier of choice. We believe that our long relationships with the major base station equipment providers and our design and manufacturing capabilities put us in a unique position to continue to support this market with innovative SAW solutions.

        Looking forward, we believe there are three major drivers to the base station equipment market. The first is the continued aggressive deployment of base stations in China. The second is the build-out of GSM/EDGE networks for the United States and Latin America to upgrade the existing TDMA networks. The third is build-out of WCDMA systems.

        Optical Networks.    The fiber optic network market has grown with increased demand for the transmission and manipulation of large amounts of information at high speeds and with high integrity. Fiber optic network demand has occurred for both the telecommunications and data communications markets. The expansion has been driven by increasing Internet usage, business networking and facsimile and voice traffic, as well as the ongoing upgrade of existing systems to fiber optic components.

        Fiber optic cables can transmit data at rates many times greater than copper lines. A single fiber can cost-effectively replace multiple copper lines. Optical networks operate in accordance with high frequency standards such as SONET, SDH, ISDN and ATM. For example, high-performance SONET telecommunications systems can operate at frequencies of 10 Gb/s or higher. Internet applications, video communications and multimedia applications continue to place demands on these systems for even higher transmission rates.

        To fully utilize the benefits of fiber optic cable, the electronic processors and modules in these networks must be able to operate at speeds up to 40 Gb/s cost-effectively and efficiently and still meet established signal quality and data integrity standards. Our optical networking products specifically target the need for these high-performance, integrated devices and support all optical network standards. We offer a variety of products that include multiplexers and demultiplexers, laser/modulator drivers, photo detectors and transimpedance amplifiers. The optical networks market and demand for our products targeted at these applications were depressed in 2001, and we expect continued softness through 2002.

        Broadband and Microwave.    We define this market as communications applications other than mobile phones, base stations for mobile phones or optical networks. Examples of broadband applications are military radar, high-frequency radios for point-to-point systems, satellite communications, cable components, WLAN and LMDS applications.

        Demand in this broadband and microwave market is driven by aerospace and defense applications as well as commercial applications in the 10 to 100 GHz frequency range. Aerospace and defense applications include high power amplifiers, low noise amplifiers, switches and attenuators for use in a variety of equipment such as phased-array radar, electronic warfare systems and space communications systems. Commercial applications for products and services in this frequency range include wireless phone applications, optical fiber links and switching networks, LMDS systems, phased-array radar and satellite communications.

        Some of our largest customers in this market are defense subcontractors to the U.S. government. The U.S. military uses our products in phased-array radar to identify, track, and target aircraft of unknown origin. The capability to track multiple targets simultaneously is one of the key enhancements found on the new generation of fighters such as the F-22 Raptor and Joint Strike Fighter (JSF). We have been selected to provide a high-power amplifier component for the JSF program. We are a leading supplier of space-based satellite components. We already participate in the phased-arrays and have begun to design products for the numerous ground based radios which will be required for satellite-based Internet application. In broadband applications, we provide products for cable and wireless high-speed Internet services and wireless distribution of phone, video and interactive television services.

Products

        We offer a broad array of RF, analog, and mixed-signal integrated circuit and SAW filter products to address the needs of our target markets. We utilize high-frequency substrate materials such as GaAs, SiGe and InP and high-performance technologies such as pHEMT, HBT, HFET, MESFET and SAW to design and manufacture products which overcome the performance barriers of silicon devices. Our products offer other key advantages such as steeper selectivity, lower distortion, reduced size and weight and more precise frequency control. Our broad range of standard and customer-specific integrated circuits and SAW filters, combined with our manufacturing and design services, allow customers to select the specific product solution which best fulfills their technical and time-to-market requirements.

  Standard Products

        We offer families of standard products for each of our target market application areas. These include:

        Wireless Phones.    Our products include receivers, power amplifiers, switches, low-loss transversal filters, reflective low-loss filters, resonator filters and front-end radio modules. These products address the needs of system designers for low noise, power efficient amplification, low loss switching and efficient and accurate frequency conversion.

        Base Stations.    Our products include bi-directional transversal filters, low-loss transversal filters, reflective low-loss filters and oscillators. We believe that we are the leading supplier of SAW filters for base stations. Our products support GSM, EDGE, CDMA and 3G networks.

        Optical Networks.    Our products include multiplexers, demultiplexers, laser/modulator drivers, photo detectors, transimpedance amplifiers and clock and data recovery devices. These products support the high-performance telecommunications standards—SONET, SDH, ISDN and ATM—and the data communications standards—Gigabit Ethernet and Fibre Channel.

        Broadband and Microwave.    Our products include high power amplifiers, low noise amplifiers, switches, attenuators, switches, discrete integrated circuits, bi-directional transversal filters, low-loss transversal filters, resonators and oscillators. We support numerous applications in this market including radar systems, satellite, point-to-point radios, LMDS and cable.

  Customer-Specific Products and Services

        We offer our customers a variety of product options and services for the development of customer-specific products. Our services include design, wafer fabrication, test engineering, package engineering, assembly and test. We generally receive revenue from customer-specific products and services at two stages: when the design is developed and engineered; and when we manufacture the device. We focus the development of our customer-specific products on applications involving volume production requirements. As is typical in the semiconductor industry, customer-specific products are developed for specific applications. As a result, we expect to generate production revenues only from those customer-specific products that are subsequently produced in high volume. A substantial portion of our products are designed to address the needs of individual customers. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select customer-specific development projects which will result in sufficient production volume to enable us to achieve manufacturing efficiencies. Because customer-specific products are developed for unique applications, we expect that some of our current and future customer-specific products may never be produced in high volume. In addition, in the event of significant delays in completing designs or our failure to obtain development contracts from customers whose systems achieve and sustain commercial market success, our results of operations could be materially adversely affected.

        Customer-specific designs are generally implemented by one of two methods. Under the first method, the customer supplies us with detailed performance specifications and we design, develop and manufacture the integrated circuits. These designs are generated using either our in-house design engineering group or independent third-party design organizations which have been qualified by us. Under the second method, we supply circuit design and process rules to our customer and the customer's internal engineering staff designs and develops the product, which we then manufacture.

Design and Process Technology

        In order to rapidly develop and cost-effectively introduce new products which address the needs of our customers, we have made substantial investments in building our capabilities in RF, analog and mixed-signal circuit design. We have developed an extensive library of digital and analog cells and associated software tools and databases which we use to facilitate the design of our integrated circuits. We have also developed and documented process and design rules which allow customers to design proprietary integrated circuits themselves. Mixed-signal products, which generally involve varied and complex functions operating at high frequencies, generally present the most complex design and testing challenges. We believe that our extensive cell library, optimized mixed-signal process technology and design and test engineering expertise in high-performance mixed-signal integrated circuits address these challenges and provide a competitive advantage.

        Our manufacturing strategy is to use high volume process technologies, when possible, to enable us to provide cost-effective, stable, uniform and repeatable solutions for our customers. We provide advanced wafer manufacturing processes and we have pursued core process technologies that are cost-effective for RF, analog and mixed-signal applications. As a result, we are able to enjoy the cost advantages associated with standard high volume semiconductor manufacturing practices. The core process technology in our Oregon wafer fabrication operation employs all implanted structures, 4 micron metal pitch and 0.5 to 0.7 micron geometries, involves 10 to 18 mask steps, has a cutoff frequency of up to 21 GHz and is scalable. This scalability facilitates further cost reduction and performance improvement. The process technology employed in our Texas wafer fabrication operation includes six advanced performance production processes: 0.5 micron gate length MESFET for amplifier applications; 0.25 and 0.5 micron gate length pHEMT for high power and high frequency applications; HBT for high voltage, high linearity and high power density; 0.5 micron gate length HFET for high voltage, high power amplifiers and switches and Vertical P-I-N diode (VPIN) for signal control devices such as switches, limiters and attenuators. In our Florida wafer fabrication operation, we use manufacturing techniques to produce our SAW devices that are very similar to those for integrated circuits.

Customers

        We have a broad customer base of leading systems manufacturers. In 2001, we shipped products or provided manufacturing services to more than 400 end-user customers and distributors. In 2001, Nokia accounted for approximately 15% of our revenues. In 2000, Ericsson accounted for approximately 14% of our revenues, Motorola accounted for approximately 11% of our revenues, Nokia accounted for approximately 13% of our revenues and Nortel accounted for approximately 12% of our revenues. In 1999, Nokia accounted for approximately 15% of our revenues, Nortel accounted for 11% of our revenues and Motorola accounted for approximately 11% of our revenues. No other single customer accounted for greater than 10% of our revenues during these periods.

        Our sales to customers outside the United States accounted for approximately 44.0%, 50.3% and 39.3% of revenues in 2001, 2000 and 1999, respectively. Sales to customers in Korea and Canada represent the largest portions of our international sales. Customers in Korea accounted for approximately 12.5% of our revenues in 2001 and customers in Canada accounted for approximately 14.4% and 14.1% of revenues in 2000 and 1999, respectively. No other country represented 10% or more of our revenues in any of those periods.

        Some of our sales to overseas customers are made under export licenses that must be obtained from the United States Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect our ability to sell or to manufacture in international markets. Furthermore, revenues from outside the United States are subject to inherent risks, including the general economic and political conditions in each country.

Manufacturing

        We have four manufacturing centers located in Oregon, Texas, Florida and Costa Rica.

        Our executive, administrative, test and technical offices are located in a 254,000 square foot facility in Hillsboro, Oregon on approximately forty-nine acres. Included in this facility is a wafer fabrication facility consisting of 76,000 square feet, of which 23,000 is operated as a Class 10 performance clean room.

        We have two facilities in Texas. Our Dallas facility comprises approximately 100,000 square feet, of which 17,000 square feet are operated as a Class 10 performance clean room. We lease the Dallas facility from Raytheon under a sublease, which expires in July 2002. Raytheon leases the premises from Texas Instruments. We are currently in the process of combining our manufacturing operations to our 420,000 square foot wafer fabrication facility in Richardson, Texas and qualifying our processes there. We are also in the process of completing an administration and engineering addition to the Richardson manufacturing facility. We do not intend to renew our lease on the Dallas facility and are moving our operations to the Richardson facility.

        Our Florida facility is a wafer fabrication facility located in Apopka, a suburb of Orlando. The Apopka wafer fabrication facility includes 16,000 square feet of clean room, of which 2,500 square feet is Class 10 clean room. Our San Jose, Costa Rica facility is an assembly and test facility for the production of SAW filters. It is a 60,000 square foot facility with over 19,000 square feet of clean room space, located in the Metro Free Trade Zone. We use our Costa Rica facility to assemble, package, test and ship final product to customers. We began operations at this facility in 1996. The fabrication of integrated circuits and SAW filter products is highly complex and sensitive to particles and other contaminants and requires production in a highly controlled, clean environment. Minute impurities, difficulties in the fabrication process or defects in the masks used to print circuits on the wafers can cause a substantial percentage of the wafers to be rejected or numerous die on each wafer to be nonfunctional. As compared to silicon technology, the less mature stage of the technology of GaAs substrate material leads to somewhat greater difficulty in circuit design and in controlling parametric variations, thereby yielding fewer good die per wafer. The more brittle nature of GaAs wafers can also lead to higher processing losses than experienced with silicon wafers. To maximize wafer yield and quality, we test our products in various stages in the fabrication process, maintain continuous reliability monitoring and conduct numerous quality control inspections throughout the entire production flow. A sustained failure to maintain acceptable yields would have a material adverse effect on our operating results.

        We incur a high level of fixed costs to operate our own manufacturing facilities. These fixed costs consist primarily of facility occupancy costs, investment in manufacturing equipment, repair, maintenance and depreciation costs related to equipment and fixed labor costs related to manufacturing and process engineering. Our manufacturing yields vary significantly among our products, depending upon a given product's complexity and our experience in manufacturing it. We have in the past and may in the future experience substantial delays in product shipments due to lower than expected production yields. In addition, during periods of low demand, high fixed wafer fabrication costs could have a material adverse effect on our operating results.

        For integrated circuit products made by our Oregon facility, we assemble our products using outside assembly contractors. Outside assembly services are contracted to eleven vendors, five of which are located in the United States. We perform our own tape and reel operations; however, we have two domestic vendors qualified for this service should we need to use them. A reduction or interruption in the performance of assembly services by subcontractors or a significant increase in the price charged for such services could adversely affect our operating results.

Production Outside of the United States

        Because of the significant fixed costs associated with the manufacture of our products and components and our industry's history of declining prices, we must continue to produce and sell our integrated circuits and SAW components in significant volume, continue to lower manufacturing costs and carefully monitor inventory levels. Toward these ends, we continually evaluate our integrated circuit and

SAW components manufacturing processes as well as the desirability of transferring volume production of those products between facilities, including transfer overseas to countries where labor costs and other manufacturing costs are significantly lower than in the United States, principally Costa Rica. We established a subsidiary in Costa Rica in 1996. The functional currency for our Costa Rican subsidiary is the U.S. dollar since sales and most material cost and equipment are U.S. dollar denominated. The effects of currency fluctuations of the local Costa Rican currency are not considered significant and are not hedged.

        Frequently, transfer of production of a product to a different facility requires qualification of such new facility by certain of our customers. There can be no certainty that such changes and transfers will be implemented on a cost-effective basis without delays or disruption in our production and without adversely affecting our results of operations. Offshore operations are subject to certain inherent risks, including delays in transportation, changes in governmental policies, tariffs, import/export regulations, and fluctuations in currency exchange rates in addition to geographic limitations on management controls and reporting. There can be no assurance that the inherent risks of offshore operations will not adversely affect our future operating results. See "Quantitative and Qualitative Disclosures about Market Risk."

Raw Materials and Sources of Supply

        We generally maintain alternative sources for our principal raw materials to reduce the risk of supply interruptions or price increases. We purchase these materials on a purchase order basis. The raw materials used are available from several suppliers for our integrated circuit manufacturing operations. We currently have approximately seven fully qualified wafer vendors, at least two of which are located in the United States, and three fully qualified mask set vendors, all of which are located in the United States. We purchase high-performance, multilayer ceramic packages from two vendors located outside the United States. We currently purchase plastic packaging from seven suppliers, one of which is located in the United States.

        For our SAW filter manufacturing operations, we use several raw materials, including wafers made from quartz, lithium niobate or lithium tantalate and ceramic or metal packages. Relatively few companies produce these piezoelectric wafers and metal and ceramic packages. Our most significant suppliers of ceramic surface mount packages are three companies based in Japan.

        Our reliance on a limited number of suppliers for certain raw materials and parts may impair our ability to product our products on time and in acceptable yields. At times in the past, we have experienced difficulties in obtaining ceramic packages used in the production of bandpass filters. In an attempt to minimize this problem, we have qualified multiple sources of supply, negotiated long-term agreements and have maintained a safety stock of raw material inventories of these items.

Marketing, Sales and Distribution

        We sell our products through independent manufacturers' representatives and distributors and through a direct sales staff. As of December 31, 2001, we had thirty-seven independent manufacturers' representative firms and three distributors in North America. Our eight-person direct sales staff provides sales direction and support to the manufacturers' representatives and distributors. We have domestic sales management offices in the metropolitan areas of Los Angeles, California; San Diego, California; San Jose, California; Atlanta, Georgia; Boston, Massachusetts; Portland, Oregon; Chicago, Illinois and Raleigh, North Carolina. Our international business is supported by a network of thirty-four manufacturers' representatives and distributors in Europe and the Pacific Rim. We have also established foreign sales and marketing offices in Germany, Japan, Korea and Sweden.

Backlog

        As of December 31, 2001, our backlog was approximately $78.6 million compared to approximately $232.3 million as of December 31, 2000. We include in our backlog all purchase orders and contracts for products requested by the customer for delivery within twelve months. We expect to ship substantially our entire backlog by December 31, 2002. The backlog is not necessarily indicative of future product sales, and a delay or cancellation of a small number of purchase orders may materially adversely affect us.

        We do not have long-term agreements with any of our customers. Customers generally purchase our products pursuant to cancelable short-term purchase orders. Our customers have canceled these purchase orders or rescheduled delivery dates in the past, and we expect that these events may also occur in the future. If there is any work in process at the time of cancellation, the customer may be required to pay customary termination charges. If customers over-order to secure delivery dates and eventually cancel orders, the customer may be subject to price renegotiations as a result of lower quantity of units taken.

        Frequently, we can ship our standard products from inventory shortly after receipt of an order, and these orders may not be reflected in backlog. Accordingly, backlog as of any particular date may not necessarily be representative of actual sales for any future period.

Research and Development

        Our research and development efforts are directed towards developing integrated circuits and SAW devices. We are also focused on improvement of our existing products' performance, development of new processes, reductions of manufacturing process costs and improvements in device packaging.

        In 2001, we had 603 design wins for products and customers across all of our target markets. Since most of our products are proprietary sole-sourced devices, we believe that these design wins indicate the strength of our engineering resources. In 2001, we introduced our first SiGe product, a dual-band CDMA wireless amplifier. In 2001, we also announced other key new products and projects, such as a wireless SAW band duplexer for CDMA wireless phones, participation on the JSF program, a modulator driver amplifier for high speed optical networks and participation in the U.S. Department of Defense joint chemical agent detection program.

        Our research, development and engineering expenses in 2001, 2000 and 1999 were approximately $51.8 million, $39.8 million and $27.6 million, respectively. As of December 31, 2001, approximately 588 of our employees were engaged in activities related to process and product research and development. We expect that we will continue to spend substantial funds on research and development.

        We are continually designing new and improved products to maintain our competitive position. While we have patented a number of aspects of our process technology, the market for our products is characterized by rapid changes in technologies. Because of continual improvements in these technologies, we believe that our future success will depend on our ability to continue to improve our products and processes and develop new technologies in order to remain competitive. Additionally, our future success will depend on our ability to develop and introduce new products for our target markets in a timely manner. The success of new product introductions is dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable fabrication yields and market acceptance. The development of new products by us and their design into customers' systems can take as long as three years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs. Furthermore, the successful introduction of our ongoing products may be adversely affected by competing products or technologies. In addition, new product introductions frequently depend on our development and implementation of new process technologies. If we are unable to design, develop, manufacture and market new products successfully, our future operating results will be adversely affected. We cannot assure you that our product and process development efforts will be successful or that our new products will be available on a timely basis or achieve market acceptance.

        As is characteristic of the integrated circuit and SAW filter component industries, the average selling prices of our products have historically decreased over the products' life cycles and we expect this pattern to continue. To offset these decreasing selling prices, we rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and can be sold at higher average selling prices. To the extent that our cost reduction efforts or new product introductions do not occur in a timely manner or our or our customers' products do not achieve market acceptance, our operating results could be adversely affected.

Competition

        The markets for our products are characterized by price competition, rapid technological change, short product life cycles and heightened global competition. Some of our competitors have significantly greater financial, technical, manufacturing and marketing resources. Due to the increasing requirements for high-speed, high-frequency components, we expect intensified competition from existing integrated circuit and SAW device suppliers, as well as from the entry of new competitors to our target markets and from customers.

        For our integrated circuit devices, we compete with manufacturers of high-performance silicon integrated circuits as well as manufacturers of GaAs integrated circuits. Our silicon-based competitors include companies such as Applied Micro Circuits Corporation, Maxim Integrated Products Inc., Motorola, Philips and STMicroelectronics N.V. Our GaAs-based competitors include companies such as Alpha Industries Inc., Anadigics Inc., Conexant Systems Inc., Fujitsu Microelectronics, Inc., Infineon Technologies AG, Raytheon, RF Micro Devices and Vitesse Semiconductor Corp. For our SAW devices our competitors include companies such as CTS Wireless Components, Micro Networks, Phonon, RF Monolithics, Vectron, EPCOS AG, Thomson Microsonics, Fujitsu, Murata and Toyocom. Competition could also come from companies that introduce alternative technologies such as SiGe and InP integrated circuits and digital filtering and direct conversion devices before we do.

        Our prospective customers are typically systems designers at manufacturers who are considering the use of our products in their next-generation high-performance systems. Competition is primarily based on performance elements such as speed, complexity and power dissipation, as well as price, product quality and ability to deliver products in a timely fashion. We believe that we currently compete favorably with respect to these factors. Due to the proprietary nature of our products, competition occurs almost exclusively at the system design stage. As a result, a design win by us or our competitors typically limits further competition with respect to manufacturing a given design. Some potential customers may be reluctant to adopt our integrated circuit products because of perceived risks relating to GaAs, SiGe and other alternative technologies, including perceived risks related to manufacturing costs, novel design and unfamiliar manufacturing processes. In addition, potential customers may have questions about the relative performance advantages of our integrated circuit products compared to more familiar silicon semiconductors, or concerns about risks associated with reliance on a smaller, less well-capitalized company for a critical component. While our GaAs integrated circuit products have inherent speed advantages over silicon devices, the speed of products based upon silicon processes is continually improving. Our products are often sole sourced to our customers and our operating results could be adversely affected if our customers were to develop other sources for our products.

        The production of GaAs integrated circuits has been and continues to be more costly than the production of silicon devices. This cost differential relates primarily to higher costs of the raw wafer material, lower production yields associated with the relatively immature GaAs technology and higher unit costs associated with lower production volumes. Although we have reduced production costs through decreasing raw wafer costs, increasing fabrication yields and achieving higher volumes, there can be no assurance that we will be able to continue to decrease production costs. Due to the current weakness in our target markets, we have underutilized capacity. However, we believe that we are well positioned to meet the demands of these markets when they strengthen. In addition, we believe our costs of producing GaAs integrated circuits will continue to exceed the costs associated with the production of silicon devices. As a result, we must offer devices which provide superior performance to that of silicon such that the perceived price/performance of our products is competitive with silicon devices. There can be no assurance that we can continue to identify markets which require performance superior to that offered by silicon solutions or that we will continue to offer products which provide sufficiently superior performance to offset the cost differentials.

Intellectual Property Matters

        We rely on a combination of patents, copyrights and trade secrets to establish and protect our intellectual property rights. We aggressively seek patents to protect inventions and technology which are important to our business. We have been awarded numerous patents relating to circuit design, SAW devices, oscillators, packaging technologies and wafer processing which have various expiration dates, but none earlier than 2005. These include both U.S. and foreign patents. We also have a number of registered trademarks. There can be no assurance that our pending patent or trademark applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. We also protect our numerous original mask sets under the copyright laws.

        We also own a substantial body of proprietary techniques and trade secrets. We seek to protect our trade secrets and proprietary technology, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by others. In addition, the laws of some foreign countries do not offer protection of our proprietary rights to the same extent as the laws of the United States.

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

Environmental Matters

        Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in our manufacturing processes. We believe that our activities conform to present environmental regulations. Increasing public attention has, however, been focused on the environmental impact of semiconductor operations. While we have not experienced any materially adverse effects on our operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements. Any failure by us, or by Texas Instruments with respect to our subleased Dallas facility, to adequately restrict the discharge of hazardous substances could subject us to future liabilities or could cause our manufacturing operations to be suspended.

Employees

        As of December 31, 2001, we employed a total of 1,562 persons, including 764 in manufacturing, 44 in quality and reliability, 588 in process, product and development engineering, 54 in marketing and sales and 112 in finance and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with employees to be good.

Executive Officers

        The names, ages and positions of our executive officers as of March 15, 2002 are as follows:

Name	Age	Current Position(s) with Company	Position Held Since
Steven J. Sharp	60	Chairman of the Board of Directors, President and Chief Executive Officer	1991
Thomas V. Cordner	57	Vice President and General Manager, Millimeter Wave Communications	1998
Bruce R. Fournier	45	Vice President and General Manager, Foundry Services	1998
Lehman H. Johnson III	59	Vice President and General Manager, Telecommunications	2001
Paul Kollar	56	Vice President, Sales	1998
Raymond A. Link	47	Vice President, Finance and Administration, Chief Financial Officer and Secretary	2001
David N. McQuiddy, Jr.	63	Vice President, Research and Development	2000
J. David Pye	51	Vice President, Manufacturing	1996
Ronald R. Ruebusch	52	Vice President and General Manager, Wireless Communications	1996
Stephanie J. Welty	46	Vice President, Finance and Assistant Secretary	1999

        Mr. Sharp joined TriQuint in September 1991 as Director, President and Chief Executive Officer. In May 1992 he became Chairman of TriQuint's Board of Directors. Previously, Mr. Sharp was the founder and served as Chief Executive Officer of Power Integrations, Inc., a semiconductor manufacturing company. Prior to that time, Mr. Sharp was employed for 14 years by Signetics Corporation (since acquired by Philips Electronics N.V.), a semiconductor manufacturer and for nine years by Texas Instruments, Incorporated, a semiconductor manufacturer. Mr. Sharp also serves as a director of Power Integrations. He received a B.S. degree in Mechanical Engineering from Southern Methodist University, a M.S. degree in Engineering Science from California Institute of Technology and a M.B.A. from Stanford University.

        Mr. Cordner joined TriQuint in January 1998 as Vice President and General Manager, Millimeter Wave Communications as a result of TriQuint's acquisition of Raytheon's MMIC operations. From July 1997 to January 1998, Mr. Cordner served as Operations Manager for Raytheon, heading its GaAs MMIC operations. Prior to that time, Mr. Cordner was an employee of Texas Instruments for 32 years, most recently as the Operations Manager for its GaAs Operations Group from January 1991 to July 1997. Mr. Cordner received a B.S. degree in Mathematics from the University of Texas at Arlington.

        Mr. Fournier joined TriQuint in June 1987 and since that time has held a number of different positions. Since June 1998, Mr. Fournier has held the position of Vice President and General Manager, Foundry Services. From September 1994 to June 1998, he was Vice President, Worldwide Sales. Mr. Fournier was Eastern Area Sales Manager from June 1987 to 1991, National Sales Manager, Wireless Products from 1991 to 1994 and Director of Worldwide Sales from early 1994 to September 1994. Prior to joining TriQuint, Mr. Fournier held semiconductor sales and marketing management positions with Fairchild Semiconductor International, Inc., Weitek Corporation and Honeywell, Inc. Mr. Fournier received an A.S. degree in Electrical Engineering and a B.S. degree in Business Administration from the University of Maine and a M.B.A. from the University of Southern Maine.

        Mr. Johnson joined TriQuint in January 2000 as Vice President, Strategic Marketing and Business Development and has held the position of Vice President and General Manager, Telecommunications

since 2001. From August 1997 to January 2000, Mr. Johnson was Vice President, Systems Marketing, for the Transmission Division of Scientific-Atlanta, Inc., a manufacturer of communications equipment. From September 1991 to April 1997, Mr. Johnson served in various roles at GTE, a communications company, and was, most recently, Vice President, Technology for GTE Government Systems Corporation. Prior to that time, Mr. Johnson held marketing and product development positions with DSC Communications, Inc. and ITT Corporation (both of which were acquired by Alcatel). Mr. Johnson holds a B.S. degree in Electrical Engineering from the Citadel and a M.B.A. from Duke University's Fuqua School.

        Mr. Kollar joined TriQuint in June 1998 as Vice President, Sales. From November 1985 until March 1998, Mr. Kollar was Vice President, Sales, for Lattice Semiconductor, Inc., a semiconductor company. From March 1969 to November 1985, Mr. Kollar held various sales and marketing positions with Signetics Corp. (which was acquired by Philips Electronics), a semiconductor company. Mr. Kollar received a B.S. degree in Engineering from Harvey Mudd College and a M.S. degree in Electrical Engineering from the University of Southern California.

        Mr. Link joined TriQuint in July 2001 as Vice President, Finance and Administration, Chief Financial Officer and Secretary, as a result of TriQuint's merger with Sawtek. Mr. Link joined Sawtek in September 1995 as Vice President Finance and Chief Financial Officer and was promoted to Senior Vice President and Chief Financial Officer in October 1999. From 1987 to September 1995, Mr. Link was Vice President, Finance and Chief Financial Officer of Hubbard Construction Company, a heavy/highway construction company. From 1980 to 1987, he was with Harris Corporation, a manufacturer of electronic communication equipment, in various financial capacities. Mr. Link has a B.S. degree from the State University of New York at Buffalo and an M.B.A. degree from the Wharton School at the University of Pennsylvania. He is a Certified Public Accountant.

        Dr. McQuiddy joined TriQuint in January 2000 as Vice President, Research and Development. From July 1997 to January 2000, Dr. McQuiddy was a Senior Principal Fellow at Raytheon. Dr. McQuiddy joined Texas Instruments in 1968 and served in various capacities until July 1997. At Texas Instruments, Dr. McQuiddy was responsible for directing internal research and development investments in electro-optics, microwave/millimeter-wave and micro-electronic technologies. He is an IEEE Fellow and presently serves on the IEEE USA R&D Policy Committee. Dr. McQuiddy holds a B.S. degree from Vanderbilt University in and a M.S. degree and a Ph.D. degree in Electrical Engineering from the University of Alabama.

        Mr. Pye joined TriQuint in May 1996 as Vice President, Manufacturing. From 1983 until 1996, Mr. Pye was Vice President and General Manager at VLSI Technology, Inc., a semiconductor company, where he served in various capacities. From 1973 to 1983, Mr. Pye served in various roles in process engineering and process development at Texas Instruments. Mr. Pye received a B.A. degree from Napier College of Science and Technology, Edinburgh, Scotland.

        Mr. Ruebusch joined TriQuint in May 1996 as Vice President and General Manager, Wireless Communications. From 1993 to May 1996, Mr. Ruebusch was Vice President, Semiconductor Product Development, at Celeritek, Inc., a microwave products company. From 1991 to 1993, Mr. Ruebusch held management positions at Pacific Monolithics, Inc. (which was acquired by Richardson Electronics, Ltd.). Prior to such time, Mr. Ruebusch spent 13 years in various positions at Advanced Micro Devices, Inc. and Signetics Corporation (which was acquired by Philips Electronics). Mr. Ruebusch received a B.S. degree in Electrical Engineering, a M.S. degree in Electrical Engineering and a M.B.A. from the University of Santa Clara.

        Ms. Welty joined TriQuint in 1994. Since September 1999, Ms. Welty has been TriQuint's Vice President, Finance. Ms. Welty served as Accounting Manager from 1994 to 1996 and served as Director of Information Systems from 1996 to September 1999. Prior to joining TriQuint, she held accounting and controller positions at other high technology firms. Ms. Welty holds a B.S. degree from the University of Washington and is a Certified Public Accountant.

ITEM 2. PROPERTIES

        Our executive, administrative, test and technical offices are located in a 254,000 square foot facility in Hillsboro, Oregon. Included in this facility is a wafer fabrication facility consisting of 76,000 square feet, of which 23,000 is operated as a Class 10 performance clean room. In May 1996, we entered into a five-year lease with several financial institutions. The lease provided for the construction of our Hillsboro facility. We exercised the purchase option on this lease on May 2001 and are no longer obligated under this lease.

        In January 1998, we acquired the Millimeter Wave Communications operations of the former Texas Instruments' Defense Systems & Electronics Group from Raytheon. The Millimeter Wave Communications facilities are located in Dallas, Texas. The Dallas facility comprises approximately 100,000 square feet, of which 17,000 square feet is operated as a Class 10 performance clean room. We lease the Dallas facility from Raytheon under a sublease, which expires on July 10, 2002. Raytheon leases the premises from Texas Instruments. We do not intend to renew our sublease of the Dallas facility and are in the process of vacating the facility.

        In August 2000, we acquired our 420,000 square foot wafer fabrication facility located in Richardson, Texas for $87.0 million. The purchase was completed through a financing arrangement in which we contributed $73.0 million and a lender contributed $14.0 million. The portion contributed by the lender is 97% collateralized by us through pledged investment securities and appears on our balance sheet as "Restricted Long-Term Investments". The portion contributed by us appears on our balance sheet as "Other Investment". The financing qualifies for accounting treatment as an operating lease. We are required to make lease payments through August 2005 or purchase the property. If we elect to purchase the property, we will not have to pay any additional cash but rather assign the pledged securities to the lender. We may also renew the lease for an additional four-year period in August 2005. The lease is secured by the value of the property as well as the pledged investment securities. Please see Note 6 in the Notes to the Consolidated Financial Statements for a further description of the lease.

        We are in the process of combining both of our Texas operations into one site at the Richardson facility. We are also adding approximately 125,000 square feet of administrative and engineering office space to this site. We expect the move and the addition to be completed in the summer of 2002.

        We also have administrative, engineering and manufacturing facilities in one owned building of approximately 93,000 square feet and one leased building of approximately 1,400 square feet, both located near Orlando, Florida. We also own a production facility located in San Jose, Costa Rica of approximately 60,000 square feet.

        Additionally we lease approximately 4,200 square feet for our design center in Boston, Massachusetts. We also lease space for our various sales offices within the U.S and internationally, which are less than 1,000 square feet each.

ITEM 3. LEGAL PROCEEDINGS

        From time to time we are involved in judicial and administrative proceedings incidental to our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        We made our initial public offering on December 13, 1993 at a price of $1.83 per share. Our shares are quoted on the Nasdaq National Market under the symbol "TQNT". The following table sets forth the high and low price per share of our common stock as reported by the Nasdaq National Market for the periods indicated (all prices are adjusted for all stock splits):

	High	Low
Fiscal Year Ended December 31, 2001
1st Quarter	$49.38	$14.25
2nd Quarter	32.73	10.25
3rd Quarter	25.90	14.28
4th Quarter	$21.00	$10.75
Fiscal Year Ended December 30, 2000
1st Quarter	$67.75	$25.31
2nd Quarter	66.63	23.75
3rd Quarter	59.25	30.56
4th Quarter	$61.56	$21.00

        The closing price of our common stock on the Nasdaq National Market on December 31, 2001 was $12.26 per share.

        As of December 31, 2001, there were 131,141,213 shares of common stock outstanding held by approximately 453 stockholders of record. Many stockholders hold their shares in street name. We believe we have more than 95,000 beneficial owners of our common stock.

        We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We have a line of credit with a financial institution, an operating lease and subordinated convertible debt, which all contain restrictive convenants which could limit our ability to pay cash dividends or make stock repurchases. Any future determination to pay cash dividends will also be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and other such factors as the Board of Directors deems relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following is a summary of selected financial data as of and for each of the five years ended December 31. The historical selected consolidated financial data has been derived from the audited historical financial statements for the years 2000, 1999, 1998 and 1997 of TriQuint and Sawtek, which were audited by KPMG LLP and Ernst & Young, LLP, respectively. The 2001 selected consolidated financial data was audited by KPMG LLP. These data should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations and our consolidated financial statements appearing elsewhere in this document.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share information)
Consolidated Statement of Operations Data:
Revenues	$334,972	$460,590	$263,939	$209,305	$156,408
Cost of goods sold	199,381	203,971	137,293	117,595	78,597

Gross profit	135,591	256,619	126,646	91,710	77,811
Operating expenses:
Research, development and engineering	51,817	39,753	27,603	23,269	15,274
Selling, general and administrative	46,819	45,980	33,480	26,663	25,414
Special charges	84,479	—	—	10,220	—

Total operating expenses	183,115	85,733	61,083	60,152	40,688

Income (loss) from operations	(47,524)	170,886	65,563	31,558	37,123
Other income (expense), net	(2,420)	25,592	11,015	6,026	3,902

Income (loss) before income tax and extraordinary item	(49,944)	196,478	76,578	37,584	41,025
Income tax expense (benefit)	(18,093)	45,785	20,938	15,334	13,446

Income (loss) before extraordinary item	(31,851)	150,693	55,640	22,250	27,579
Extraordinary item—retirement of debt, net of tax	5,640	—	—	—	—

Net income (loss)	$(26,211)	$150,693	$55,640	$22,250	$27,579

Per Share Data:
Income (loss) before extraordinary item:
Basic	$(0.25)	$1.19	$0.49	$0.21	$0.28
Diluted	$(0.25)	$1.10	$0.45	$0.20	$0.27
Weighted-average shares:
Basic	129,784	126,590	113,452	105,142	97,525
Diluted	129,784	136,498	123,601	108,990	103,746
	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short and long-term investments	$581,531	$604,972	$308,612	$110,193	$82,536
Accounts receivable, net	34,532	76,398	45,550	32,589	28,313
Inventories, net	34,836	52,325	32,728	28,159	19,408
Total assets	1,020,873	1,084,904	531,520	290,016	241,924
Working capital	560,613	690,125	352,897	143,532	103,838
Long-term obligations, less current installments	296,859	346,991	6,573	11,538	15,418
Stockholders' equity	$682,774	$674,123	$460,315	$231,492	$188,256

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K and the Selected Consolidated Financial Data above. The discussion in this Annual Report on Form 10-K contains both historical information and forward-looking statements about TriQuint Semiconductor, Inc. (TriQuint). A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to operating results; demand for semiconductors and the electronic products into which they are manufactured, including wireless phones; investments in new facilities; sales to a limited number of customers; growth and diversification of our markets; startup of new facilities; transition of manufacturing processes from four-inch to six-inch wafers; integration of our acquisition of Sawtek Inc. (Sawtek) and integration of any future acquisitions. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects","anticipates", "intends", "plans", "thinks", "believes", "estimates", "predicts", "potential", "continue", "our future success depends", "seek to continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section of this report titled "Factors Affecting Future Operating Results". These factors may cause our actual results to differ materially from any forward-looking statement.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results.

Overview

        We are a leading supplier of high-performance components and modules for communications applications. We design, develop, manufacture and market a broad range of high-performance integrated circuits, bandpass filters, resonators, oscillators and other products for electronic communications markets. The specific applications served by our products in these communications markets include wireless phones, base stations, optical networks and broadband and microwave equipment with a specific focus on radio frequency (RF), analog, and mixed-signal applications. Our components and modules are incorporated into a variety of communications products, including wireless phones and pagers, base stations for wireless communications, digital microwave communication systems, fiber optic telecommunications equipment, satellite communications systems, data and wireless local area networking products, broadband access systems and aerospace applications. We provide customers with standard and custom products as well as foundry services.

        Our products are designed on various wafer substrates such as gallium arsenide (GaAs), silicon germanium (SiGe) and quartz, using a variety of technologies including Pseudomorphic High Electron Mobility Transistor (pHEMT), Heterojunction Bipolar Transistor (HBT), Heterostructure Field Effect Transistor (HFET), Metal Semiconductor Field Effect Transistor (MESFET) and Surface Acoustic Wave (SAW). Using these materials, devices and our proprietary technology, our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at much higher speeds than silicon devices, or operate at the same speeds with reduced power consumption. We sell our products worldwide to end-user customers, including Agere Systems, Inc., the

Boeing Company, Ericsson Inc., Finisar Corp., LG Group, Motorola, Inc., Nokia Corporation, Nortel, Raytheon Company and Samsung Microelectronics.

        In the United States, we have design and manufacturing facilities in Oregon, Texas and Florida and a design facility in Massachusetts. We also have a production plant in Costa Rica and a design facility in Taiwan. We own and operate our own advanced wafer fabrication and product test facilities and use our proprietary processes produce RF, analog and mixed-signal components and modules cost-effectively in high volumes. We believe that control of these manufacturing processes provides us with a reliable source of supply, greater opportunities to enhance quality and reliability and manufacturing efficiency. In addition, control of our manufacturing processes and combined with our extensive research and design capabilities assists us to develop new processes and products and to be more responsive to customer requirements. We also have a strategic foundry business serving leading communications companies.

        We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 2300 N.E. Brookwood Parkway, Hillsboro, Oregon 97124 and our telephone number at this location is (503) 615-9000.

Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We review our estimates, including, but not limited to, allowance for doubtful accounts, sales returns reserves, inventory reserves, income tax valuation and warranty reserves on a regular basis and make adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed regularly and adjustments are made as information is available. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

        We recognize revenues on standard products upon shipment of product with provisions established for estimated customer and distributor product returns. Generally, we ship products FOB Shipping Point. We recognize revenues on certain foundry and customer-specific products based on certain design, manufacturing and other milestones. We recognize revenues on cost-plus contracts as work is performed. Revenues from customers who have acceptance criteria are not recognized until all acceptance criteria are satisfied.

        We state our inventories at the lower of cost or market. We use a standard cost methodology to determine our cost basis for our inventories. This methodology approximates actual cost on a first-in, first-out basis. Our accounts receivables represent those amounts, which have been billed to our customers but not yet collected. We establish an allowance for doubtful accounts for the portion of those accounts which we determine may become uncollectible.

        Our cash investment portfolio, both restricted and unrestricted portions, are classified as available-for-sale securities and are comprised of highly-rated, short and medium-term investments, such as U.S. treasury securities and obligations of U.S. government agencies, corporate debt securities and similar low risk investments. Although we manage investments under an investment policy, economic, market and other events may occur to our investees, which we cannot control. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes.

Merger with Sawtek Inc.

        On July 19, 2001, Sawtek became a wholly owned subsidiary of TriQuint. We issued approximately 48.8 million shares of common stock in exchange for all the outstanding common stock of Sawtek. Additionally, outstanding options to purchase shares of Sawtek common stock were exchanged for options to purchase approximately 2.6 million shares of our common stock. The transaction was accounted for as a pooling-of-interests transaction and qualified as a tax-free exchange of shares. We expensed merger-related costs of approximately $7.5 million in the third quarter of 2001. Merger-related costs consisted primarily of investment banker, legal, accounting, regulatory filings and printing fees.

        All financial information in this document has been restated to include the historical information of Sawtek. Sawtek had certain differences in the classification of certain assets and liabilities in its historical balance sheets compared to TriQuint. Material differences of Sawtek's presentation were conformed to reflect TriQuint's presentation.

        TriQuint's Condensed Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 were combined with Sawtek's Condensed Consolidated Statements of Operations for the years ended September 30, 2000 and September 30, 1999, respectively. TriQuint's Condensed Consolidated Balance Sheet as of December 31, 2000 was combined with Sawtek's Condensed Consolidated Balance Sheet as of September 30, 2000. Sawtek's results for the quarter ended December 31, 2000 were $20,081, which was recorded as a component of TriQuint's retained earnings.

Results of Operations

        The following table sets forth the results of our operations expressed as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Years Ended December 31,
	2001	2000	1999
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	59.5	44.3	52.0

Gross profit	40.5	55.7	48.0
Operating expenses:
Research, development and engineering	15.5	8.6	10.5
Selling, general and administrative	14.0	10.0	12.7
Impairment of long-lived assets	23.0	—	—
Merger-related costs	2.2	—	—

Total operating expenses	54.7	18.6	23.2

Income (loss) from operations	(14.2)	37.1	24.8
Other income (expense), net	(0.7)	5.6	4.2

Income (loss) before income tax and extraordinary item	(14.9)	42.7	29.0
Income tax expense (benefit)	(5.4)	9.9	7.9

Income (loss) before extraordinary item	(9.5)	32.8	21.1

Extraordinary item—retirement of debt, net of tax	1.7	—	—

Net income (loss)	(7.8)%	32.8%	21.1%

Comparison of 2001 and 2000

Revenues

        We derive revenues from the sale of standard and customer-specific products and services. Our revenues also include nonrecurring engineering revenues relating to the development of customer-specific products. Revenues decreased 27.3% to $335.0 million in 2001 from $460.6 million in 2000. The decrease in revenues was due to the reduced sales of wireless phones, over-capacity of optical networks resulting in lower sales of our components, lower overall demand for base stations as the operators cut back on capital spending and the overall depressed economy. Domestic and international revenues were $187.6 million and $147.5 million, respectively, in 2001 as compared to $228.8 million and $231.8 million, respectively, in 2000.

        Revenues are expected to be slightly lower in 2002 compared to 2001 primarily due to the continued softness in our optical network business reduced sales of products for wireless phones in the early part of the year, offset in part by expected increases in revenues for the products for base stations and defense applications.

Gross Profit

        Gross profit is equal to revenues less cost of goods sold. Cost of goods sold was comprised of all direct material, labor and overhead expenses and certain production costs related to nonrecurring engineering revenues. In general, gross profit generated from the sale of customer-specific products and from nonrecurring engineering revenues is typically higher than gross profit generated from the sale of standard products. Gross profit decreased 47.2% to $135.6 million in 2001 from $256.6 million in 2000. As a percentage of revenue, gross profit margin decreased to 40.5% in 2001 compared to 55.7% in 2000. This decrease was mainly due to lower factory utilization and, in part, by the reduction in average selling prices of certain SAW filter products. We expect that our gross profit margin to be similar in 2002 compared with 2001.

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

Operating expenses

  Research, development and engineering

        Research, development and engineering expenses include certain costs incurred in the design of products associated with nonrecurring engineering revenues, as well as ongoing product development and research and development expenses. Our research, development and engineering expenses increased 30.2% in 2001 to $51.8 million from $39.8 million in 2000. Research, development and engineering expenses as a percentage of revenues increased to 15.5% in 2001 from 8.6% in 2000. The increase in research, development and engineering expenses on an absolute dollar basis is primarily due to costs associated with the development of new products such as the HBT power amplifiers, SiGe-based products, SAW-based duplexers and various receivers. Additionally, we had engineering and requalification costs associated with the start up and move to our Richardson facility. We are committed to substantial investments in research, development and engineering and expect these expenses will be approximately the same in 2002 compared with 2001.

  Selling, general and administrative

        Selling, general and administrative expenses increased to $46.8 million in 2001 from $46.0 million in 2000. Selling, general and administrative expenses as a percentage of revenues increased to 14.0% in 2001 compared to 10.0% in 2000. While our revenues declined in 2001, our selling, general and administrative expenses were essentially unchanged as these costs are somewhat fixed in the short-term.

  Impairment charge—long-lived assets

        Impairment charge—long-lived assets was $76.9 million in 2001, which was a charge relating to the write down of certain equipment and facilities due to excess capacity.

  Merger-related costs

        Merger-related costs were $7.5 million in 2001, attributable to the merger with Sawtek in July 2001. Merger-related costs consisted primarily of investment banker, legal, accounting, regulatory filings and printing fees associated with the merger of Sawtek during fiscal third quarter.

Other income (expense), net

        Other income (expense), net includes interest income, interest expense and other expenses. Other income (expense), net decreased to an expense of $2.4 million in 2001 as compared to income of $25.6 million in 2000. This decrease resulted primarily from decreased interest income due to the reduced interest rates on high-quality short-term securities and an impairment charge for investments in privately held technology companies. These investments were in small companies whose valuations declined significantly in 2001 due to the overall decline in private technology company valuations. The book value of our private equity investments is now approximately $11.0 million. We expect other income (expense), net to be close to zero for 2002 as interest earned on investments, at current market interest rates, will be offset by interest expense on our convertible subordinated notes.

Income tax expense (benefit)

        In 2001, we recorded an income tax benefit of $18.1 million compared to the income tax expense of $45.9 million recorded in 2000. The income tax benefit related to the operating loss before tax and extraordinary item recorded in 2001. Our effective tax rate was a 36.2% benefit in 2001 compared to a 23.3% expense in 2000.

        At December 31, 2001, we had approximately $20.3 million of net operating loss carryforwards to offset against future income for federal income tax purposes, which expire from 2018 through 2021, and $1.9 million for Oregon state income tax purposes, which expire in years 2012 through 2015. See Note 9 of Notes to Consolidated Financial Statements. We have recorded a valuation allowance of $5.9 million as of December 31, 2001 relating to the investment impairment recorded in 2001. We established this valuation allowance since capital losses are limited to the extent of capital gains.

Extraordinary Item—Retirement of Debt, Net of Tax

        Extraordinary item—retirement of debt, net of tax resulted from our repurchase in 2001 of $48.5 million principal amount of our convertible subordinated notes at the then current market prices. This purchase resulted in an extraordinary gain of $9.4 million, less income taxes of $3.8 million. We had no similar extraordinary item in 2000. From time to time, we may repurchase additional notes in the open market.

Supplemental Pro Forma Net Income

        Supplemental pro forma net income is not based on accounting principles generally accepted in the United States of America (GAAP), but is provided to explain the impact of certain significant items. Diluted shares for supplemental pro forma disclosures total 135.9 million for the year ended December 31, 2001. This differs from GAAP- based diluted shares as it includes the dilutive impact of stock options. They are excluded from GAAP based diluted shares as we had a loss for GAAP purposes and including the stock options in the calculation would be antidilutive.

	Years Ended
	December 31, 2001	December 31, 2000
	(in thousands, except per share amounts)
Net income (loss) as reported per GAAP	$(26,211)	$150,693
Plus impairment write down on long-lived assets net of $30,227 tax benefit	46,706	—
Plus impairment write down on equity investments	15,057	—
Plus merger-related costs, net of $2,566 tax benefit	4,980	—
Less gain on retirement of debt, net of $3,761 tax	5,640	—
Less adjustment in accounting for taxes for Costa Rica subsidiary	—	16,689

Pro forma net income as adjusted	34,892	134,004

Per share net income as adjusted and diluted	$0.26	$0.98

Comparison of 2000 and 1999

Revenues

        Revenues increased 74.5% to $460.6 million in 2000 from $263.9 million in 1999. The increase in revenues primarily reflected increased demand for our products across all product lines and markets. Revenues increased 110%, 68%, 72%, 71% and 59%, respectively, for our wireless communications products, telecommunications products, millimeter wave products, foundry services and SAW filter products from the previous year. Domestic and international revenues were $228.8 million and $231.8 million, respectively, in 2000 as compared to $160.1 million and $103.9 million, respectively, in 1999.

  Gross profit

        Gross profit increased 102.6% in 2000 to $256.6 million from $126.6 million in 1999. Gross profit as a percentage of revenues increased to 55.7% in 2000 from 48.0% in 1999. This increase was attributable to continued improvements in production yields, increased economies of scale associated with increased sales volume and a shift of more production of SAW filters to our Costa Rican facility.

Operating Expenses

  Research, development and engineering

        Our research, development and engineering expenses increased 44.0% in 2000 to $40.0 million from $27.6 million in 1999. Research, development and engineering expenses as a percentage of revenues decreased to 8.6% in 2000 from 10.5% in 1999. The increase in research, development and engineering expenses on an absolute dollar basis was primarily due to the addition of new employees, opening of our Engineering Design Center in Massachusetts and the costs associated with the development of new products. The decrease in research, development and engineering expenses as a percentage of revenues was due to revenues increasing at a faster rate than research, development and engineering spending.

  Selling, general and administrative

        Selling, general and administrative expenses increased 37.3% to $46.0 million in 2000 from $33.5 million in 1999. Selling, general and administrative expenses as a percentage of revenues decreased to 10.0% in 2000 from to 12.7% in 1999. The increase in selling, general and administrative expenses on an absolute dollar basis was primarily attributable to increased costs associated with the ongoing development of infrastructure and business support and increased selling costs associated with the increased sales volume.

Other income (expense), net

        Other income (expense), net increased to $25.6 million in 2000 from $11.0 million in 1999. This increase resulted primarily from increased interest income on higher cash balances offset in part by interest expense on our convertible debt.

Income tax expense (benefit)

        Income tax expense increased to $45.8 million in 2000 from $20.9 million in 1999. This increase in income tax expense was attributable to our increased profitability, as reflected by the increase in income before income taxes offset by the tax benefit of approximately $16.7 million we realized from our Cost Rican subsidiary during 2000. Our effective tax rate was 23.3% in 2000 compared to 27.3% in 1999.

Liquidity and Capital Resources

        As of December 31, 2001, we had cash, cash equivalents and short-term investments of $508.5 million. In addition, we had $73.0 million of investments in long-term marketable securities, which are investments in high-grade securities that mature after one year but within eighteen months. As of December 31, 2001, working capital declined to $560.6 million from $690.1 million as of December 31, 2000. The decrease in working capital was attributable to the purchases of equipment, payoff of certain operating leases, exercise of purchase option on the Hillsboro facility, repurchase of a portion of the convertible subordinated notes and investments in long-term marketable securities.

        For 2001, 2000 and 1999, cash provided by operating activities was $147.0 million, $167.4 million and $77.0, respectively. Cash provided by operating activities for 2001 was mainly due to certain non-cash transactions such as depreciation and amortization, tax benefits from stock option exercises and losses due to impairments on long-lived assets and equity investments and cash transactions such as decreases in accounts receivable and inventory and adjustment to conform the pooling-of-interest acquisition of Sawtek, which was offset by net loss, extraordinary gain on repurchase of debt and increase in deferred income taxes. For 2000 and 1999, cash provided by operating activities was primarily due to net income, tax benefit from stock option exercises and depreciation and amortization offset by increases in current assets.

        For 2001, 2000 and 1999, cash used in investing activities were $12.0 million, $450.6 million and $178.3 million, respectively. For 2001, the cash used in investing activities was due to capital expenditures offset by sale/maturity of marketable securities and decrease in restricted investments. For 2000 and 1999, cash used in investing activities was primarily due to purchase of marketable securities and purchase of capital assets offset by sale/maturity of marketable securities.

        For 2001, cash used in financing activities was $37.0 million, which was primarily due to the repurchase of a portion of our convertible subordinated note and the purchase of treasury stock, which was offset by proceeds from issuance of common stock. For 2000 and 1999, cash provided by financing activities were $342.2 million and $149.3 million, respectively. Cash provided by financing activities 2000 was primarily due to the sale of our convertible subordinated notes. Cash provided by financing activities for 1999 was primarily due to our secondary common stock offering.

        In August 2000, we acquired our 420,000 square foot wafer fabrication facility located in Richardson, Texas for $87.0 million. The purchase was completed through a financing arrangement in which we contributed $73.0 million and a lender contributed $14.0 million. The portion contributed by the lender is 97% collateralized by us through pledged investment securities and appears on our balance sheet as "Restricted Long-Term Investments". The portion we contributed us appears on our balance sheet as "Other Investment". The financing qualifies for accounting treatment as an operating lease. We are required to either make lease payments through August 2005 or purchase the property. If we elect to purchase the property, we will not have to pay any additional cash but rather assign the pledged securities to the lender. We may also renew the lease for an additional four-year period in August 2005. The lease is secured by the value of the property as well as the pledged investment securities. Restrictive covenants are also included in this financing arrangement which requires us to maintain (a) a quick ratio of not less than 1.25 to 1.00, (b) tangible net worth not less than the sum of $425.0 million and (c) a maximum leverage ratio not greater than .50. As of December 31, 2001, we were in compliance with these restrictive covenants.

        We are in the process of consolidating both of our Texas operations into one site at the Richardson facility. We are also adding approximately 125,000 square feet of administrative and engineering office space to this facility. We expect the move and the addition to be completed in the summer of 2002.

        In February and March 2000, we completed a private placement of $345.0 million (net proceeds of $333.9 million) of 4% convertible subordinated notes due 2007. The notes are unsecured obligations, are initially convertible into our Common Stock at a conversion price of $67.80 per share and are subordinated to all of our present and future senior indebtedness. In 2001, we repurchased approximately $48.5 million of the 4% convertible subordinated notes due 2007. We are currently evaluating opportunities to repurchase additional portions of the debt and may from time to time repurchase portions of the debt. We have, in prior periods, completed public offerings of our common stock in order to fund our operating and capital needs. In addition, we have funded our operations to date through other private sales of equity, borrowings, equipment leases and cash flow from operations.

        In addition, we had a revolving credit agreement totaling $30.0 million from SunTrust Bank, Central Florida, N.A. available through January 31, 2002. There were no borrowings against the line of credit as of December 31, 2001. We did not renew this line when it expired on January 31, 2002.

        We believe that our current cash and cash equivalent balances, together with cash anticipated to be generated from operations and any financing arrangements we may enter into, will satisfy our projected working capital and capital expenditure requirements and possible future acquisitions, at a minimum, through the next 12 months. However, we may be required to finance any additional requirements through additional equity, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

Recent Accounting Pronouncements

        Please see Note 1 in the Notes to Consolidated Financial Statements for a discussion of new pronouncements.

Impact of Inflation

        We believe that inflation has not had a material impact on operating costs and expenses.

Factors Affecting Future Operating Results

        An investment in our common stock is extremely risky. You should carefully consider the following risk factors and other information in this Annual Report on Form 10-K before investing in our common stock. Our business and the results of operations could be seriously harmed by any of the following risks.

The trading price of our common stock could decline due to any of these risks and you may lose part or all of your investment.

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

  •
  the cyclicality of the semiconductor and electronic communications component industries;

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

We face continuing challenges in integrating Sawtek and, as a result, may not realize the expected benefits of the acquisition of Sawtek.

        Integrating the operations, systems and personnel of TriQuint and Sawtek, as with all mergers of companies, is a complex process and we are uncertain that the integration will be completed in a timely manner or will achieve the anticipated benefits of the merger. The challenges involved in this integration include:

  •
  retaining existing customers and business partners of each company;

  •
  retaining and integrating management and other key employees of both TriQuint and Sawtek;

  •
  coordinating research and development activities to enhance introduction of new products, services and technologies;

  •
  combining product and service offerings and marketing efforts effectively and quickly;

  •
  integrating and training sales forces on the expanded product and service offerings;

  •
  offering integrated products and services of TriQuint and Sawtek to each other's customers and partners;

  •
  developing, maintaining and combining uniform standards, controls, procedures and policies; and

  •
  unanticipated expenses related to integration of the two companies.

        We may not succeed in addressing these risks or any other problems encountered in connection with the merger. The diversion of the attention of our management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of our business. We cannot assure you that TriQuint and Sawtek can be successfully integrated in a timely manner or at all or that any of the anticipated benefits will be realized. Further, we cannot assure you that our growth rate will equal the historical growth rates of either company.

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

  •
  our assumptions about Sawtek's business model and operations, considered on a stand-alone basis and their role in our business model, such as our ability to introduce RF front-end modules incorporating components of Sawtek at cost-effective prices and to continue to execute its strategic plan, may prove incorrect;

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

        We are transitioning our operations from our Dallas, Texas facility to the 420,000 square foot fabrication facility in Richardson, Texas we acquired in 2000. We are currently in the process of moving equipment, processes and personnel in addition to expanding the Richardson facility. Given the long lead times associated with bringing a new facility to a fully qualified manufacturing production status, we will incur substantial expenses before achieving volume production in the Richardson facility. The transfer of our four-inch wafer fabrication processes to the Richardson facility will involve a number of significant risks and uncertainties, including, but not limited to, manufacturing transition, startup or process problems, construction, process qualification, or equipment delays, cost overruns or shortages of equipment or materials, any of which may also adversely affect yields. Should there be delays in commencing production at the Richardson facility, we may not have adequate capacity to respond to all orders during the transition. We produce all of our MMIC products, which accounted for a substantial portion of our revenues in 2001 and which we expect to account for a substantial portion of our revenues in the future. There can be no assurance that we will be able to successfully transition our manufacturing operations to the Richardson facility prior to the expiration of our existing Dallas facility's lease in July 2002 or that we will not experience difficulties in replicating critical manufacturing processes or a reduction in manufacturing output as a result. We do not intend to extend our lease of our Dallas facility. Some of our customers may have purchased quantities of our products in recent fiscal quarters in excess of their immediate needs and may continue to do so to protect themselves during the transition. As a result, our operating results in subsequent quarters may be materially reduced.

Our operating results may suffer due to fluctuations in demand for semiconductors and electronic communications components.

        From time to time, the wireless phone, base station, optical network, broadband and microwave markets have experienced significant downturns and wide fluctuations in product supply and demand, often in connection with, or in anticipation of, maturing product cycles, capital spending cycles and declines in general economic conditions. This cyclicality has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We have experienced, and may experience again, periodic fluctuations in our financial results because of these or other industry-wide conditions. We expect that the current decline in demand for wireless, base station, optical network, and broadband and microwave components, including ours, could last throughout 2002, if not longer. For example, if demand for communications applications were to decrease substantially, demand for the integrated circuits and SAW filter components in these applications would also decline, which would negatively affect our operating results.

We depend on the continued growth of communications markets.

        We derive all of our product revenues from sales of products for electronic communication applications. These markets are characterized by the following:

  •
  intense competition;

  •
  rapid technological change; and

  •
  short product life cycles, especially in the wireless market.

        In the last few years, the electronic communications markets have grown rapidly; however, these markets may not continue to grow or may experience a significant slowdown, as is the current situation. Additionally, if these markets do not recover and demand for electronic communications applications continues to decline, our operating results could suffer.

        Products for electronic communications applications are often based on industry standards, which are continually evolving. Our future success will depend, in part, upon our ability to successfully develop and introduce new products based on emerging industry standards, which could render our existing products unmarketable or obsolete. If communications markets evolve to new standards, we may be unable to successfully design and manufacture new products that address the needs of our customers or that will meet with substantial market acceptance.

We face risks from the failures in our manufacturing processes, the maintenance of our fabrication facilities and the processes of our vendors.

        The fabrication of integrated circuits, particularly those made of GaAs, is a highly complex and precise process. Our integrated circuits are currently manufactured on wafers made of GaAs and SiGe. Our SiGe products are manufactured externally by Atmel, our strategic partner in the development of these products. Our SAW filters are currently manufactured primarily on quartz wafers. During manufacturing, each wafer is processed to contain numerous integrated circuits or SAW filters. We may reject or be unable to sell a substantial percentage of wafers or the components on a given wafer because of:

  •
  minute impurities;

  •
  difficulties in the fabrication process, such as failure of special equipment, operator error or power outages;

  •
  defects in the masks used to print circuits on a wafer;

  •
  electrical performance;

  •
  wafer breakage; or

  •
  other factors.

        We refer to the proportion of final components that have been processed, assembled and tested relative to the gross number of components that could be constructed from the raw materials as our manufacturing yield. Compared to the manufacture of silicon integrated circuits, GaAs technology is less mature and more difficult to design and manufacture within specifications in large volume. In addition, the more brittle nature of GaAs wafers can result in lower manufacturing yields than with silicon wafers. We have in the past experienced lower than expected manufacturing yields, which have delayed product shipments and negatively impacted our results of operations. We may experience difficulty maintaining acceptable manufacturing yields in the future.

        In addition, the maintenance of our fabrication facilities and our assembly facility are subject to risks, including:

  •
  the demands of managing and coordinating workflow between geographically separate production facilities;

  •
  disruption of production in one of our facilities as a result of a slowdown or shutdown in our other facility; and

  •
  higher operating costs from managing geographically separate manufacturing facilities.

        We depend on certain vendors for components, equipment and services. We maintain stringent policies regarding qualification of these vendors. However, if these vendors' processes vary in reliability or quality, they could negatively affect our products, and thereby, our results of operations.

Some of our manufacturing facilities are located in areas prone to natural disasters.

        We have a SAW manufacturing and assembly facility located in Apopka, Florida. We also have an assembly facility for SAW products in San Jose, Costa Rica. Hurricanes, tropical storms, flooding, tornadoes, and other natural disasters are common events for the southeastern part of the United States and in Central America. Additionally, mud slides, earthquakes and volcanic eruptions could also affect our Costa Rican facility. Any disruptions from these or other events would have a material adverse impact on our operations and financial results.

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

        Operating a facility in Costa Rica presents risks of disruption such as government intervention, currency fluctuations, labor disputes, limited supplies of labor, power interruption or war. Any such disruptions could have a material adverse effect on our business, results of operations and financial condition.

        We expect our Costa Rican operations to continue to account for a significant proportion of our SAW operations in the future.

A change in our Costa Rican subsidiary's favorable tax status would have an adverse impact on our operating results.

        Our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 100% exemption from Costa Rican income taxes through 2003 and a 50% exemption through 2007. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative impact on our net income.

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

        Because large portions of our manufacturing costs are relatively fixed, our manufacturing volumes are critical to our operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed. During periods of decreased demand, as we are currently experiencing, our high fixed manufacturing costs negatively effect our results of operations. We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed in the short-term. However, if the rate of growth of demand decreases from past levels, as we are currently experiencing, we will not be able to grow our revenue. If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs in the short-term and our operating results would be harmed.

If we do not sell our customer-specific products in large volumes, our operating results may be harmed.

        We manufacture a substantial portion of our products to address the needs of individual customers. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select development projects, which will result in sufficient volumes to enable us to achieve manufacturing efficiencies. Because customer-specific products are developed for unique applications, we expect that some of our current and future customer-specific products may never be produced in volume and may impair our ability to cover our fixed manufacturing costs. Furthermore, if customers cancel or delay orders for these customer-specific products, our inventory of these products may become unmarketable or obsolete, which would negatively affect our operating results.

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

Our operating results could be harmed if our subcontractors and partners are unable to fulfill our requirements.

        We currently utilize subcontractors for the majority of our integrated circuit assemblies. Our strategic partner, Atmel, also manufactures all of our SiGe products. There are certain risks associated with dependence on third party providers, such as minimal control over delivery scheduling, adequate capacity during demand peaks, warranty issues and protection of intellectual property. Additionally, if these subcontractors are unable to meet our needs, it could prevent or delay production shipments that could negatively affect our results of operations. If we were to change any of our subcontractors, we would be required to requalify each new subcontractor, which could also prevent or delay product shipments that could negatively affect our results of operations. In addition, our reliance on these subcontractors may negatively affect our production if the services vary in reliability or quality. If we are unable to obtain timely service of acceptable quality or if the prices increase, our results of operations could be harmed.

If our products fail to perform or meet customer requirements, we could incur significant additional costs.

        The fabrication of GaAs and SiGe integrated circuits, SAW filters and the modules containing these components is a highly complex and precise process. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to rework or replace the products. GaAs and SiGe integrated circuits and SAW filters may contain undetected defects or failures that only become evident after we commence volume shipments. We have experienced product quality, performance or reliability problems from time to time. Defects or failures may occur in the future. If failures or defects occur, we could:

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

        We have converted a portion of our existing Hillsboro facility to accommodate equipment that uses six-inch (150-millimeter) wafer production. We have very limited experience processing six-inch wafers in our fabrication facilities. Our inexperience may result in lower yields and higher unit production costs. We may be required to redesign our processes and procedures substantially to accommodate the larger wafers. As a result, converting to six-inch wafer production may take longer than planned, could interrupt production of integrated circuits from four-inch wafers and could harm our results of operations. If we fail to successfully transition to six-inch wafers or our manufacturing yields decline, our relationships with our customers may be harmed.

Increases in our manufacturing capacity may adversely affect our operating results if the current economic downturn continues for an extended period of time.

        We are currently in the process of converting our existing Hillsboro facility from four-inch wafer production to six-inch wafer production and are expanding the capacity of our Texas operations with the transition to the Richardson facility.

        These increases in capacity will directly relate to significant increases in fixed costs and operating expenses. These increased costs could have an adverse effect on our results of operations during the current economic downturn. If this economic downturn were to continue for an extended period of time, the decreased levels of demand and production in conjunction with these increased expense levels will have an adverse effect on our business, financial condition and results of operations.

We may face fines or our facilities could be closed if we fail to comply with environmental regulations.

        Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in our manufacturing process. For our manufacturing facilities located in Hillsboro, Richardson, Apopka and San Jose, Costa Rica, we provide our own manufacturing waste treatment and contract for disposal of some materials. We are required to report usage of environmentally hazardous materials. At our Dallas facility, we utilize Texas Instruments' industrial wastewater treatment facilities and services for the pre-treatment and discharge of wastewater generated by us. Our wastewater streams are commingled with those of Texas Instruments and are covered by Texas Instruments' wastewater permit.

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

Our business will be impacted if systems manufacturers do not use components made of GaAs, or other alternative materials.

        Silicon semiconductor technologies are the dominant process technologies for integrated circuits and the performance of silicon integrated circuits continues to improve. Recently, we introduced SiGe components jointly developed and manufactured with Atmel Corporation. Although we have designed and manufactured GaAs products and have begun production of SiGe products developed jointly and manufactured by Atmel, system designers may be reluctant to adopt our products because of:

  •
  their unfamiliarity with designing systems with our products;

  •
  their concerns related to manufacturing costs and yields;

  •
  their unfamiliarity with our design and manufacturing processes; and

  •
  uncertainties about the relative cost effectiveness of our products compared to high-performance silicon components.

        Systems manufacturers may not use GaAs components because the production of GaAs integrated circuits has been, and continues to be, more costly than the production of silicon devices. Systems manufacturers may not use our SiGe components because this is a newly introduced process. Systems manufacturers may be reluctant to rely on a technology that is new to us and not widely understood. Systems manufacturers may also be reluctant to rely on a jointly produced product because future supplies may depend on the continued good relationship between Atmel and us. As a result, we must offer devices that provide superior performance to that of traditional silicon-based devices.

        In addition, customers may be reluctant to rely on a smaller company like us for critical components. We cannot be certain that additional systems manufacturers will design our products into their systems or that the companies that have utilized our products will continue to do so in the future. If our products fail to achieve market acceptance, our results of operations would suffer.

New competitive products and technologies have been announced which could reduce demand for our SAW filter products.

        Recently, products have been introduced that may have some application in certain GSM phones, which, if proven successful, could impact sales of GSM IF filters for wireless phones. Several companies recently announced a new product based on a direct conversion concept that could potentially eliminate a SAW IF filter in certain CDMA phones. If these products are successful in the market, it could reduce or eliminate demand for our IF filters for CDMA phones and our revenues would be harmed if we do not introduce competitive or alternative products. SAW IF filters accounted for approximately 8% of our revenues in 2001. Any development of a cost-effective and reliable technology that replaces SAW filtering technology or reduces the need for SAW filtering technology could have a material adverse effect on our business, financial condition and results of operations.

A decline either in the growth of wireless communications or in the continued acceptance of CDMA technology would have an adverse impact on us.

        Our products for CDMA-based systems, including filters for base stations and receivers and power amplifiers for wireless phones, have accounted for approximately 22% our revenues for 2001. CDMA technology is relatively new to the marketplace and there can be no assurance that emerging markets will adopt this technology. Our business and financial results would be adversely impacted if CDMA technology does not continue to gain acceptance.

Our business may be adversely impacted if we fail to successfully introduce new products or to gain our customers' acceptance of those new products.

        The markets for electronic communications applications in which we participate are subject to intense competition, rapid technological change, and short product life cycles. It is critical for companies such as ours to continually and quickly develop new products to meet the changing needs of these markets. If we fail to develop new products to meet our customers' needs on a timely basis, we will not be able to effectively compete in these markets.

        For example, we announced our intention to develop and market RF front-end modules for wireless phones at cost-effective prices. We will also need to continue to expand our wireless applications into CDMA and GSM applications. If we fail to design and produce these products in a manner acceptable to our customers or have incorrectly anticipated our customers' demand for these types of products, our operating results could be harmed.

We have substantial indebtedness.

        In February and March 2000, we sold $345.0 million of convertible subordinated notes in a private placement to qualified institutional buyers due in 2007. Although we repurchased $48.5 million of these notes in 2001, we have $296.5 million of indebtedness remaining. Our other indebtedness is for operating and capital leases. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

        The increasing demand for electronic communications products has exerted pressure on regulatory bodies worldwide to adopt new standards for these products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in the regulatory approval process may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. These delays have in the past had, and may in the future, have a negative effect on our sales and our results of operations.

Our revenues are at risk if we do not introduce new products and/or decrease costs.

        Historically, the average selling prices of some of our products have decreased over the products' lives and we expect them to continue to do so. To offset these decreases, we rely primarily on achieving yield improvements and other cost reductions for existing products and on introducing new products that can often be sold at higher average selling prices. Selling prices for our SAW products have declined due to competitive pricing pressures and to the use of newer surface mount package devices that are smaller and less expensive than previous generation filters. For example, we have experienced declines in average selling prices for filters for base stations due to the use of surface mount packages. We believe our future success depends, in part, on our timely development and introduction of new products that compete effectively on the basis of price and performance and adequately address customer requirements. The success of new product and process introductions depends on several factors, including:

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

        If technologies or standards supported by our or our customers' products become obsolete or fail to gain widespread commercial acceptance, our results of operations may be materially impacted. Because of continual improvements in semiconductor technology, including those in high-performance silicon technologies such as complementary metal oxide semiconductor (CMOS), where substantially more resources are invested than in GaAs, SiGe or SAW products, we believe that our future success will depend, in part, on our ability to continue to improve our product and process technologies. We must also develop new technologies in a timely manner. In addition, we must adapt our products and processes to technological changes and to support emerging and established industry standards. We have and must continue to perform significant research and development into advanced material development such as InP, gallium nitride, silicon carbide and SiGe to compete with future technologies of our competitors. For example, we recently announced that we have entered into an agreement with Atmel to fabricate portions of our proposed SiGe products. These research and development efforts may not be accepted by our customers, and therefore may not go into full production in the future. We may not be able to improve our existing products and process technologies, develop new technologies in a timely manner or effectively support industry standards. If we fail to do so, our customers may select another GaAs, SiGe or SAW product or move to an alternative technology.

Our results of operations may suffer if we do not compete successfully.

        The markets for our products are characterized by price competition, rapid technological change, short product life cycles, and heightened global competition. Many of our competitors have significantly greater financial technical, manufacturing and marketing resources. Due to the increasing requirements for high-speed, high-frequency components, we expect intensified competition from existing integrated circuit and SAW device suppliers, as well as from the entry of new competitors to our target markets and from their internal operations of some companies producing products similar to ours for the internal requirements.

        For our integrated circuit devices, we compete primarily with both manufacturers of high-performance silicon integrated circuits as well as manufacturers of GaAs integrated circuits. Our silicon-base competitors include companies such as Applied Micro Circuits Corporation, Maxim Integrated Products Inc., Motorola, Philips and STMicroelectronics N.V. Our GaAs-based competitors include companies such as Alpha Industries Inc., Anadigics Inc., Conexant Systems Inc., Fujitsu Microelectronics, Inc., Infineon Technologies AG, Raytheon, RF Micro Devices and Vitesse Semiconductor Corp. For our SAW devices our competitors include companies such as CTS Wireless Components, Micro Networks, Phonon, RF Monolithics, Vectron, EPCOS AG, Thomson Microsonics, Fujitsu, Murata, and Toyocom. Competition could also come from companies ahead of us in developing alternative technologies such as SiGe and InP integrated circuits and digital filtering and direct conversion devices.

        Competition from existing or potential competitors may increase due to a number of factors including, but not limited to, the following:

  •
  offering of new or emerging technologies in integrated circuit design using alternative materials such as SiGe or InP;

  •
  offering of new or emerging technologies such as digital filtering or direct conversion as alternatives to SAW filters;

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

        We compete with both GaAs and silicon suppliers in all of our target markets. In microwave and millimeter wave applications, our competition is primarily from a limited number of GaAs suppliers, which are in the process of expanding their product offerings to address commercial applications other than aerospace.

        Our prospective customers are typically systems designers and manufacturers that are considering the use of GaAs or SiGe integrated circuits or SAW filters, as the case may be, for their high-performance systems. Competition is primarily based on performance elements such as speed, complexity and power dissipation, as well as price, product quality and ability to deliver products in a timely fashion. Due to the proprietary nature of our products, competition occurs almost exclusively at the system design stage. As a result, a design win by our competitors or by us typically limits further competition with respect to manufacturing a given design.

If we fail to integrate any future acquisitions or successfully invest in privately held companies, our business will be harmed.

        We face risks from any future acquisitions, including the following:

  •
  we may fail to merge and coordinate the operations and personnel of newly acquired companies with our existing business;

  •
  additional complexity may affect our flexibility and ability to respond quickly to market and management issues;

  •
  we may experience difficulties integrating our financial and operating systems;

  •
  we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management and financial reporting;

  •
  our ongoing business may be disrupted or receive insufficient management attention;

  •
  we may not cost-effectively and rapidly incorporate the technologies we acquire;

  •
  we may not be able to recognize the cost savings or other financial benefits we anticipated;

  •
  we may not be able to retain the existing customers of newly acquired operations;

  •
  our corporate culture may clash with that of the acquired businesses; and

  •
  we may incur unknown liabilities associated with acquired businesses.

        We face risks from equity investments in privately held companies, such as:

  •
  we may not realize the expected benefits associated with the investment;

  •
  we may need to provide additional funding to support the privately held company; or

  •
  if their value decreases, we may realize losses on our holdings.

        We may not successfully address these risks or any other problems that arise in connection with future acquisitions or equity investments in privately held companies.

        We will continue to evaluate strategic opportunities available to us and we may pursue product, technology or business acquisitions or investments in strategic partners. In addition, in connection with any future acquisitions, we may issue equity securities that could dilute the percentage ownership of our existing stockholders, we may incur additional debt and we may be required to amortize expenses related to other intangible assets or record impairment of goodwill that may negatively affect our results of operations.

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

        We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents granted and pending in the United States and elsewhere and intend to seek further international and United States patents on our technology. We cannot be certain that patents will be issued from any of our pending applications or that patents will be issued in all countries where our products can be sold or that any claims allowed from pending applications or will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, may not protect our products or intellectual property rights to the same extent as do the laws of the United States, increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

Our ability to produce our products may suffer if someone claims we infringe on their intellectual property.

        The integrated circuit and SAW device industries are characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. If it is necessary or desirable, we may seek licenses under such patents or other intellectual property rights. However, we cannot be certain that licenses will be offered or that we would find the terms of licenses that are offered acceptable or commercially reasonable. Our failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by or against us could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination. In the event of an adverse result in any litigation, we could be required to:

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

        Our sales outside of the United States were 44% of revenues in 2001 and 50% of revenues in 2000. We face inherent risks from these sales, including:

  •
  imposition of government controls;

  •
  currency exchange fluctuations;

  •
  longer payment cycles and difficulties related to the collection of receivables from international customers;

  •
  reduced protection for intellectual property rights in some countries;

  •
  unfavorable tax consequences;

  •
  difficulty obtaining distribution and support;

  •
  political instability; and

  •
  tariffs and other trade barriers.

        In addition, due to the technological advantages provided by GaAs integrated circuits in many military applications, the Office of Export Administration of the U.S. Department of Commerce must license all of our sales outside of North America. We are also required to obtain licenses from that agency for sales of our SAW products to customers in certain countries. If we fail to obtain these licenses or experience delays in obtaining these licenses in the future, our results of operations could be harmed. Also, because all of our foreign sales are denominated in U.S. dollars, increases in the value of the dollar would increase the price in local currencies of our products and make our products less price competitive.

We may be subject to a securities class action suit if our stock price falls.

        Following periods of volatility in the market price of a company's stock, some stockholders may file securities class action litigation. For example, in 1994, a stockholder class action lawsuit was filed against us, our underwriters and some of our officers, directors and investors, which alleged that we, our underwriters and certain of our officers, directors and investors intentionally misled the investing public regarding our financial prospects. We settled the action and recorded a special charge of $1.4 million associated with the settlement of this lawsuit and related legal expenses, net of accruals, in 1998. Any future securities class action litigation could be expensive and divert our management's attention and harm our business, regardless of its merits.

Our stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.

        The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $49.38 to a low of approximately $10.25 during the 52 weeks ended December 31, 2001. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

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

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to minimal market risks. We manage the sensitivity of our results of operations to these risks by maintaining an investment policy which allows only high-rated securities. Our investments, both restricted and unrestricted, are classified as available-for-sale securities and are comprised of highly rated, short and medium-term investments, such as U.S. government agencies, corporate debt securities and other such low risk investments. Although we manage investments under an investment policy, economic, market and other events may occur to our investees, which we cannot control. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency exchange fluctuations, as we sell our products internationally and have an operation in Costa Rica. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We do engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments that are not denominated in U.S. dollars. At December 31, 2001, we had no open commitments to purchase foreign currency.

        Our convertible subordinated notes due 2007 have a fixed interest rate of 4%. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of the convertible subordinated notes is subject to significant fluctuations due to their convertibility into shares of our stock and other market conditions.

        The following table shows the fair values of our investments and convertible subordinated notes as of December 31, 2001 (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$261,728	$261,728
Available-for-sale investments (including unrealized gains of $458)	246,775	246,775
Convertible subordinated notes	$296,500	$214,963

        We are exposed to interest rate risk, if we use additional financing to fund capital expenditures. The interest rate that we may be able to obtain on financings will depend on market conditions at that time and may differ from the rates we have secured in the past.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED SUPPLEMENTARY
                FINANCIAL DATA

        See Index to Consolidated Financial Statements, which appears on page F-1.

        The following is the unaudited consolidated supplementary financial data for each of the eight quarters ended December 31, 2001. The historical unaudited consolidated supplementary financial data for the quarters ended March 31, 2001 and June 30, 2001 and the 2000 quarters has been derived from the historical financial statements of TriQuint and Sawtek. This quarterly data should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations and our consolidated financial statements appearing elsewhere in this document.

	Three months ended 2001				Three months ended 2000
	Dec. 31	Sept. 30	June 30	March 30	Dec. 31	Sept. 30	June 30	March 30
	(Unaudited)
	(in thousands, except per share information)
Revenues	$65,441	$80,820	$79,481	$109,230	$136,580	$124,728	$108,230	$91,052
Cost of sales	42,594	47,295	51,321	58,171	56,788	53,396	49,123	44,664

Gross profit	22,847	33,525	28,160	51,059	79,792	71,332	59,107	46,388
Operating expenses:
Research, development and engineering	14,807	13,180	12,393	11,437	11,344	10,053	9,624	8,732
Selling, general and administrative	11,472	11,444	11,161	12,742	13,652	11,790	10,561	9,977
Special charges(1)	76,933	7,546	—	—	—	—	—	—

Total operating expenses	103,212	32,170	23,554	24,179	24,996	21,843	20,185	18,709

Income (loss) from operations	(80,365)	1,355	4,606	26,880	54,796	49,489	38,922	27,679
Other income (expense), net(2)	(11,611)	872	2,964	5,355	6,694	6,933	6,728	5,237

Income (loss) before income tax and extraordinary item	(91,976)	2,227	7,570	32,235	61,490	56,422	45,650	32,916
Income tax expense (benefit)	(32,384)	1,235	2,865	10,191	(3,248)	20,531	16,587	11,915

Income (loss) before extraordinary item	(59,592)	992	4,705	22,044	64,738	35,891	29,063	21,001
Extraordinary item—retirement of debt, net of tax	—	5,640	—	—	—	—	—	—

Net income (loss)	$(59,592)	$6,632	$4,705	$22,044	$64,738	$35,891	$29,063	$21,001

Per share data:
Per share before extraordinary item:
Basic	$(0.46)	$0.01	$0.04	$0.17	$0.51	$0.28	$0.23	$0.17

Diluted	$(0.46)	$0.01	$0.03	$0.16	$0.47	$0.26	$0.21	$0.15

Per share extraordinary item, net of tax:
Basic	$—	$0.04	$—	$—	$—	$—	$—	$—

Diluted	$—	$0.04	$—	$—	$—	$—	$—	$—

Per share net income:
Basic	$(0.46)	$0.05	$0.04	$0.17	$0.51	$0.28	$0.23	$0.17

Diluted	$(0.46)	$0.05	$0.03	$0.16	$0.47	$0.26	$0.21	$0.15

Weighted-average common shares	130,598	130,021	129,414	129,078	128,093	127,246	126,196	124,823

Weighted-average common and common equivalent shares	130,598	135,871	135,724	136,070	136,956	138,702	138,166	137,682

  (1)
  For the quarter ended December 31, 2001, we recorded charges of $76,933 for the impairment of long-lived assets.

  (2)
  For the quarter ended December 31, 2001, we recorded a charge of $14,098 relating to a decline of the carrying value of certain privately held investments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is included under the captions Election of Directors, Executive Officers of the Registrant and Section 16(a) Beneficial Ownership Reporting Compliance contained in our Proxy Statement for our 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Information required by this item will be included under the caption Executive Compensation and Other Matters contained in our Proxy Statement for our 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management contained in our Proxy Statement for our 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item is included under the caption Certain Relationships and Related Transactions contained in our Proxy Statement for our 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

        (a)(1) Consolidated Financial Statements

        The Consolidated Financial Statements, together with the report thereon of KPMG LLP are included in the beginning on page F-1.

        The report of Ernst & Young LLP including report on consent is included as exhibit 99.1.

        (a)(2) Consolidated Financial Statement Schedule

        The following schedule is filed herewith:

Page No.
Schedule II Valuation and Qualifying Accounts	S-1

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits

Exhibit Number	Description
3.1(1)	Certificate Incorporation of Registrant
3.1.1(2)	Certificate of Amendment to Certificate of Incorporation
3.1.2(15)	Certificate of Correction to Certificate of Incorporation
3.1.3(15)	Certificate of Designation of Series A Participating Preferred Stock
3.1.4(15)	Certificate of Amendment to Certificate of Incorporation
3.2(1)	Bylaws of Registrant
4.1(3)	Preferred Shares Rights Agreement, dated as of June 30, 1998 between Registrant and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively
4.2(5)	Indenture dated February 24,2000 between the Registrant and State Street Bank and Trust Company of California, N.A.
10.1	Reserved
10.2(4)	1987 Stock Incentive Program, as amended, and forms of agreements thereunder
10.3	Reserved
10.4(6)	Letter Agreement dated November 22, 1991 between Registrant and Steven J. Sharp
10.5	Reserved
10.6	Reserved
10.7	Reserved

10.8(6)	Supply Agreement dated October 11, 1990 by and between DuPont Photomasks, Inc. and Registrant
10.9(6)	Amended and Restated Exclusive Distributor Agreement dated September 20, 1991, as amended between Registrant and Giga A/S
10.10	Reserved
10.11	Reserved
10.12	Reserved
10.13(6)	Asset Purchase Agreement dated August 31, 1993 by and between American Telephone and Telegraph Company ("AT&T") and Registrant
10.13.2(6*)	Joint Development and Technology Transfer Agreement dated August 31, 1993 between AT&T and Registrant
10.13.3(6*)	Foundry Agreement dated August 31, 1993 between AT&T and Registrant
10.13.4(6*)	Patent License Agreement dated August 31, 1993 between AT&T and Registrant
10.13.5(6)	Letter Agreement dated August 31, 1993 between AT&T and Registrant
10.13.6	Reserved
10.14(6*)	Agreement dated May 6, 1993 between Comlinear Corporation and Registrant
10.15(6*)	Agreement of Purchase and Sale for Semiconductor Products between Northern Telecom Canada Limited and Registrant dated July 8, 1993
10.16	Reserved
10.16.1	Reserved
10.17	Reserved
10.18(8)	1996 Stock Incentive Program and forms of agreement thereunder
10.19(1)	Form of Indemnification Agreement executed by Registrant and its officers and directors pursuant to Delaware reincorporation
10.20(9)	Master Lease Agreement between Registrant and General Electric Capital Corporation dated June 27, 1997 and Equipment Schedules G-1, G-2, and G-3, each dated January 13, 1998
10.21(9)	Asset Purchase Agreement, dated as of January 8, 1998, by and between Raytheon TI Systems, Inc. and Registrant, and related exhibits
10.22(10)	1998 Nonstatutory Stock Option Plan and forms of agreement thereunder
10.23(11)	1998 Employee Stock Purchase Plan and forms of agreement thereunder
10.24(12)	Participation Agreement dated as of August 30, 2000 among TriQuint Semiconductor Texas, LP, Registrant, TriQuint Texas General Holding Company, Lease Plan North America, Inc., ABN AMRO Bank N.V. and the other banks and financial institutions that are listed on the signature pages thereto as participants
10.24.1(12)	Appendix 1 to Participation Agreement, Master Lease and Deed of Trust, Security Agreement and Financing Statement each dated as of August 30, 2000 among TriQuint Semiconductor Texas, LP, Registrant, TriQuint Texas General Holding Company, Lease Plan North America, Inc., ABN AMRO Bank N.V. and the other banks and financial institutions that are listed on the signature pages thereto as participants
10.25(12)	Master Lease Agreement dated August 30, 2000 between Lease Plan North America, Inc. and TriQuint Semiconductor Texas, LP for the Richardson Texas facility

10.25.1(12)	Appendix 1 to Participation Agreement, Master Lease and Deed of Trust, Security Agreement and Financing Statement each dated as of August 30, 2000 among TriQuint Semiconductor Texas, LP, Registrant, TriQuint Texas General Holding Company, Lease Plan North America, Inc., ABN AMRO Bank N.V. and other banks and financial institutions that are listed on the signature pages thereto as participants
10.26(13)	Loan Agreement dated September 28, 2000 between U.S. Bank National Association and Registrant
10.27	Reserved
10.28	Reserved
10.29(15)	Retention Agreement dated May 15, 2001 between the Registrant and Kimon Anemogiannis
10.30(15)	Retention Agreement dated May 15, 2001 between the Registrant and Raymond A. Link
10.31	Reserved
10.31.1	Reserved
10.32(16)	Sawtek Inc. 1983 Stock Option Plan
10.33(16)	Sawtek Inc. Employee Stock Ownership and 401(k) Plan
10.34(16)	Sawtek Inc. 2000 Implementation Agreement
10.35(16)	Sawtek Inc. 2000 Modified ESOP Loan Agreement
10.36(16)	Sawtek Inc. 2000 Renewed ESOP Note
10.37(16)	Sawtek Inc. Second Stock Option Plan
10.38(16)	Sawtek Inc. Stock Option Plan for Acquired Companies
10.39(17)	Letter from SunTrust Bank, Central Florida, N.A. for renewal and increase in credit to $30,000,000 of unsecured line of credit for Sawtek Inc. dated September 22, 1999
10.39.1(18)	Renewal of unsecured 30,000,000 credit line agreement with SunTrust Bank, extending agreement maturity date to January 31, 2002
12.1	Computation of Ratios of Earnings to Fixed Charges
21.1	Subsidiaries
23.1	Consent of KPMG LLP, Independent Auditors
23.2	Consent of Ernst & Young LLP, Independent Certified Public Accountants
24.1	Power of Attorney (see page 52)
99.1	Report of Ernst & Young LLP, Independent Certified Public Accountants

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

(5)
Incorporated by reference to Registrant's Registration Statement on Form S-3 (File No. 333-36112) as declared effective by the Securities and Exchange Commission on May 16, 2000.

(6)
Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-70594) as declared effective by the Securities and Exchange Commission on December 13, 1993.

(7)
Incorporated by reference to the exhibits filed with Registrant's Report on Form 8-K (File No. 000-22660) filed with the Securities and Exchange Commission on June 14, 1996.

(8)
Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-81273) as declared effective by the Securities and Exchange Commission on June 22, 1999, as amended by Registrant's Registration Statement on Form S-8 (File No. 333-39730), as declared effective by the Securities and Exchange Commission on June 20, 2000, and by Registrant's Registration Statement on Form S-8 (File No. 333-61582), as declared effective by the Securities and Exchange Commission on May 24, 2001.

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

(11)
Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-66707) as declared effective by the Securities and Exchange Commission on November 3, 1998, as amended by Registrant's Registration Statement on Form S-8 (File No. 333-39732), as declared effective by the Securities and Exchange Commission on June 20, 2000, and by Registrant's Registration Statement on Form S-8 (File No. 333-61582), as declared effective by the Securities and Exchange Commission on May 24, 2001.

(12)
Incorporated by reference to the exhibits filed with Registrant's Report on Form 8-K (File No. 000-22660) filed with the Securities and Exchange Commission on September 14, 2000.

(13)
Incorporated by reference to Registrant's Annual Report on Form 10-K (File No. 000-22660) for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on February 15, 2000.

(14)
Incorporated by reference to Registrant's Annual Report on Form 10-K (File No. 000-22660) for the fiscal year ended December 31, 2000 filed with the Securities an Exchange Commission on March 28, 2001.

(15)
Incorporated by reference to Registrant's Registration Statement on Form S-4 (File No. 333-62062) declared effective by the Securities and Exchange Commission on June 13, 2001.

(16)
Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the Securities and Exchange Commission on July 25, 2001.

(17)
Incorporated by reference to Sawtek Inc.'s Annual Report on Form 10-K (File No. 000-28276) filed with the Securities and Exchange Commission on November 5, 1999.

(18)
Incorporated by reference to Sawtek Inc.'s Quarterly Report Form 10-Q (File No. 000-28276) filed with the Securities and Exchange Commission on April 27, 2001.

(b) Reports on Form 8-K

None.

(c) Exhibits

See Item 14(a)(3) above.

(d) Financial Statement Schedules

See Item 14(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.
	By:	/s/ STEVEN J. SHARP Steven J. Sharp President, Chief Executive Officer and Chairman of the Board of Directors
	By:	/s/ RAYMOND A. LINK Raymond A. Link Vice President, Finance and Administration, Chief Financial Officer and Secretary
Date: March 27, 2002

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven J. Sharp and Raymond A. Link, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN J. SHARP (Steven J. Sharp)	President, Chief Executive Officer and Chairman (Principal Executive Officer)	3/27/02
/s/ RAYMOND A. LINK (Raymond A. Link)	Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	3/27/02
/s/ FRANCISCO ALVAREZ (Francisco Alvarez)	Director	3/27/02
/s/ PAUL A. GARY (Paul A. Gary)	Director	3/27/02
/s/ CHARLES SCOTT GIBSON (Charles Scott Gibson)	Director	3/27/02
/s/ NICOLAS KAUSER (Nicolas Kauser)	Director	3/27/02
/s/ STEVEN P. MILLER (Steven P. Miller)	Director	3/27/02
/s/ WALDEN C. RHINES (Walden C. Rhines)	Director	3/27/02
/s/ EDWARD F. TUCK (Edward F. Tuck)	Director	3/27/02
/s/ WILLIS C. YOUNG (Willis C. Young)	Director	3/27/02

Independent Auditors' Report

The Board of Directors
TriQuint Semiconductor, Inc.:

        We have audited the accompanying consolidated balance sheets of TriQuint Semiconductor, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        The consolidated financial statements of TriQuint Semiconductor, Inc. as of December 31, 2000 and for the years ended December 31, 2000 and 1999, have been restated to reflect the pooling-of-interests transaction with Sawtek Inc. as described in Note 2 to the consolidated financial statements. We did not audit the 2000 and 1999 financial statements of Sawtek Inc., which statements reflect total assets constituting 24% percent in 2000 and total revenues constituting 35% and 38% percent, in 2000 and 1999, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sawtek Inc. as of December 31, 2000 and for the years ended December 31, 2000 and 1999, is based solely on the report of the other auditors.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of TriQuint Semiconductor, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ending December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Portland, Oregon
February 5, 2002

TRIQUINT SEMICONDUCTOR, INC.

Consolidated Statements of Operations

(In thousands, except share and per share information)

	Years ended December 31,
	2001	2000	1999
Revenues	$334,972	$460,590	$263,939
Cost of goods sold	199,381	203,971	137,293

Gross profit	135,591	256,619	126,646
Operating expenses:
Research, development and engineering	51,817	39,753	27,603
Selling, general and administrative	46,819	45,980	33,480
Impairment of long-lived assets	76,933	—	—
Merger-related costs	7,546	—	—

Total operating expenses	183,115	85,733	61,083

Income (loss) from operations	(47,524)	170,886	65,563

Other income (expense):
Interest income	27,366	38,897	12,159
Interest expense	(14,574)	(13,423)	(1,187)
Impairment charge—equity investments	(15,057)	—	—
Other, net	(155)	118	43

Other income (expense), net	(2,420)	25,592	11,015

Income (loss) before income tax and extraordinary item	(49,944)	196,478	76,578
Income tax expense (benefit)	(18,093)	45,785	20,938

Income (loss) before extraordinary item	(31,851)	150,693	55,640
Extraordinary item—retirement of debt, net of tax	5,640	—	—

Net income (loss)	$(26,211)	$150,693	$55,640

Per share data:
Per share income (loss) before extraordinary item:
Basic	$(0.25)	$1.19	$0.49

Diluted	$(0.25)	$1.10	$0.45

Per share extraordinary item, net of tax:
Basic	$0.04	$—	$—

Diluted	$0.04	$—	$—

Per share net income (loss):
Basic	$(0.21)	$1.19	$0.49

Diluted	$(0.21)	$1.10	$0.45

Weighted-average common shares	129,784,170	126,589,654	113,451,652

Weighted-average common and common equivalent shares	129,784,170	136,498,208	123,600,567

See accompanying notes to consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.

Consolidated Balance Sheets

(In thousands, except share and per share information)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$261,728	$163,747
Investments in marketable securities	246,775	441,225
Trade accounts receivable, net	34,532	76,398

	543,035	681,370

Inventories, net:
Raw material	18,824	22,062
Work in process	8,729	24,739
Finished goods	7,283	5,524

	34,836	52,325

Deferred income taxes	11,359	6,073
Other current assets	12,623	7,754

Total current assets	601,853	747,522

Long-term investments in marketable securities	73,028	—
Property, plant and equipment, net	214,402	173,109
Deferred income taxes	23,761	7,658
Other investment	73,617	73,617
Restricted long-term assets	14,547	52,797
Other non-current assets, net	19,665	30,201

Total assets	$1,020,873	$1,084,904

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of capital lease and installment note obligations	$1,580	$2,744
Accounts payable	15,165	21,184
Accrued payroll	7,711	11,388
Other accrued liabilities	16,784	22,081

Total current liabilities	41,240	57,397
Capital lease and installment note obligations, less current installments	359	1,991
Deferred income taxes	—	6,393
Convertible subordinated notes	296,500	345,000

Total liabilities	338,099	410,781

Commitments
Stockholders' equity:
Common stock, $.001 par value. Authorized 600,000,000 and 200,000,000 shares at December 31, 2001 and 2000; 131,141,213 shares issued and outstanding at December 31, 2001 and 129,196,799 shares issued and 129,156,044 shares outstanding at December 31, 2000	131	129
Less common stock held in treasury, at cost; 40,755 shares at December 31, 2000	—	(1,142)
Additional paid-in capital	451,703	438,641
Accumulated other comprehensive income	458	79
Unearned ESOP compensation	(390)	(586)
Retained earnings	230,872	237,002

Total stockholders' equity	682,774	674,123

Total liabilities and stockholders' equity	$1,020,873	$1,084,904

See accompanying notes to consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share information)

	Common stock		Treasury stock			Accumulated other comprehensive income
					Additional paid in capital		Unearned ESOP Compensation	Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance, December 31, 1998	106,408,971	$106	(887,190)	$(4,621)	$206,313	$—	$(975)	$30,669	$231,492
Issuance of common stock under plans	3,363,552	3	795,255	4,627	6,695	—	—	—	11,325
Issuance of common stock	15,012,648	15	—	—	146,572	—	—	—	146,587
Purchase of treasury stock	—	—	(411,732)	(2,932)	—	—	—	—	(2,932)
Income tax benefit of stock option exercises	—	—	—	—	18,009	—	—	—	18,009
ESOP allocation	—	—	—	—	—	—	194	—	194
Net income	—	—	—	—	—	—	—	55,640	55,640

Balance, December 31, 1999	124,785,171	124	(503,667)	(2,926)	377,589	—	(781)	86,309	460,315
Issuance of common stock under plans	4,411,628	5	495,870	2,882	13,040	—	—	—	15,927
Income tax benefit of stock option exercises	—	—	—	—	48,012	—	—	—	48,012
Purchase of treasury stock	—	—	(32,958)	(1,098)	—	—	—	—	(1,098)
ESOP allocation	—	—	—	—	—	—	195	—	195
Accumulated other comprehensive income	—	—	—	—	—	79	—	—	79
Net income	—	—	—	—	—	—	—	150,693	150,693

Balance, December 31, 2000	129,196,799	129	(40,755)	(1,142)	438,641	79	(586)	237,002	674,123
Issuance of common stock under plans	2,250,064	2	241,293	5,577	7,893	—	—	—	13,472
Income tax benefit of stock option exercises	—	—	—	—	11,605	—	—	—	11,605
Adjustment to conform fiscal year of pooled entity	(57)	—	(25,714)	(785)	(626)	—	—	20,081	18,670
Purchase of treasury stock	—	—	(480,417)	(9,778)	—	—	—	—	(9,778)
ESOP allocation	—	—	—	—	—	—	196	—	196
Retirement of treasury stock	(305,593)	—	305,593	6,128	(6,128)	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	379	—	—	379
Non cash compensation expense	—	—	—	—	318	—	—	—	318
Net loss	—	—	—	—	—	—	—	(26,211)	(26,211)

Balance, December 31, 2001	131,141,213	$131	—	$—	$451,703	$458	$(390)	$230,872	$682,774

See accompanying notes to consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(26,211)	$150,693	$55,640
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,782	22,731	14,668
Income tax benefit of stock option exercises	11,605	48,012	18,009
Adjustment to conform year end of pooled entity	39,099	—	—
(Gain) loss on sale of assets	334	93	(53)
Impairment on long-lived assets	76,933	—	—
Extraordinary gain—retirement of debt	(9,401)	—	—
Non cash compensation expense	318	—	—
Loss on investments	15,755	—	—
Deferred income taxes	(27,635)	(16,778)	(4,567)
ESOP allocation	196	195	194
Change in assets and liabilities:
Receivables	43,406	(34,924)	(12,961)
Inventories	15,403	(19,597)	(4,569)
Other assets	(5,839)	818	(1,119)
Accounts payable and accrued liabilities	(16,750)	16,173	11,746

Net cash provided by operating activities	146,995	167,416	76,988

Cash flows from investing activities:
Purchase of available-for-sale investments	(417,800)	(790,390)	(317,341)
Sale of available-for-sale investments	422,532	687,352	212,336
Purchase of held-to-maturity investments	(225,483)	(469,462)	(87,518)
Maturities of held-to-maturity investments	322,951	335,259	42,076
Decrease (increase) in restricted long-term assets	38,250	(12,634)	—
Capital expenditures	(147,066)	(109,245)	(26,717)
Investments in other companies	(6,800)	(17,852)	(1,248)
Purchase of other investment	—	(73,617)	—
Proceeds from sale of assets	1,375	1	85

Net cash used in investing activities	(12,041)	(450,588)	(178,327)

Cash flows from financing activities:
Principal payments under capital lease and installment note obligations	(2,796)	(6,537)	(5,669)
Proceeds from (repurchase of) convertible subordinated notes	(37,871)	345,000	—
Debt issuance costs	—	(11,080)	—
Purchase of common stock for treasury	(9,778)	(1,098)	(2,932)
Issuance of common stock, net	13,472	15,927	157,912

Net cash provided by (used in) financing activities	(36,973)	342,212	149,311

Net increase in cash and cash equivalents	97,981	59,040	47,972
Cash and cash equivalents at beginning of year	163,747	104,707	56,735

Cash and cash equivalents at end of year	$261,728	$163,747	$104,707

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$14,150	$7,724	$1,214

Income taxes	$11,586	$14,133	$8,165

See accompanying notes to consolidated financial statements.

TriQuint Semiconductor, Inc.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Description of the Company

        TriQuint Semiconductor, Inc. (the "Company") is a leading supplier of high-performance components and modules for communications applications. The Company's products are used in markets such as wireless phones, base stations, optical networks and broadband and microwave equipment with a specific focus on radio frequency ("RF"), analog and mixed-signal applications. The Company provides customers with standard and custom product solutions as well as foundry services. Products are based on advanced process technologies including gallium arsenide, indium phosphide, silicon germanium and surface acoustic wave ("SAW"). In 2001, the Company acquired Sawtek Inc., ("Sawtek") a manufacturer of SAW-based filters in a transaction accounted for as a pooling-of-interests. See Note 2.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Reclassifications

        Certain amounts in the December 31, 2000 and 1999 financial statements have been reclassified to conform to the December 31, 2001 presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

Management Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including, but not limited to, allowance for doubtful accounts, sales returns reserves, inventory reserves and warranty reserves, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable; however, actual results could differ from these estimates.

Revenue Recognition

        Standard product revenues are recognized upon shipment of product with provisions established for estimated customer and distributor product returns based on the Company's experiences and/or contractual agreements. Generally, the Company ships products FOB shipping point. The Company recognizes revenues on certain foundry and customer-specific products based on certain design, manufacturing and other milestones. The Company recognizes revenues on cost-plus contracts as work is performed. Revenues from customers who have acceptance criteria is not recognized until all acceptance criteria are satisfied. The Company has certain distributor agreements by which the distributors are able to return a percentage of shipments within an allotted time. The Company reserves this amount in full at the time of shipment. Additionally, as the Company becomes aware of potential returns due to warranty issues or other issues, the Company reserves for these. The Company applies the revenue recognition guidance summarized in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Cash Equivalents

        The Company considers all highly liquid debt and other instruments purchased with an original maturity of three months or less to be cash equivalents. These investments include obligations of the U.S. government agencies, corporate debt securities and money market funds.

Investments

        Investment securities at December 31, 2001 consisted of U.S. treasury securities and obligations of U.S. government agencies, municipal notes and bonds, corporate debt securities and other investments.

        During 2001, the Company reclassified $213,700 of cash equivalents and short-term investments from held-to-maturity investments to available-for-sale investments. Unrealized gain, net of tax, on this reclassification was approximately $444. This reclassification was done to provide management with the flexibility to react more quickly in the changing economic and interest rate environment. All cash, cash equivalents and investments in short and long-term marketable securities are now classified as available-for-sale.

        The Company's investment policy sets minimum credit quality criteria and maximum maturity limits on its investment to provide for safety of principal, liquidity and a reasonable rate of return. In 2001, the Company amended its investment policy to allow for some investments to have a maturity of up to eighteen months. Investments for which maturity from date of purchase is greater than one year are classified as long-term investments in marketable securities. At December 31, 2001, the Company had $73,028 of long-term investments.

        Available-for-sale securities are recorded at fair value, based on current market valuations. Held-to-maturity securities were recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.

Trade Accounts Receivable

        Trade accounts receivable are shown net of an allowance for doubtful accounts of $2,565 and $1,755 at December 31, 2001 and 2000, respectively. The Company performs on-going evaluations of its customers and makes adjustments to its allowance for doubtful accounts as information becomes available on customers' ability to make payments. Additionally, the Company has a credit policy that is applied to potential customers.

Inventories

        Inventories are stated at the lower of cost, which approximates actual cost on a first-in, first-out basis or market (net realizable value). Costs include materials, direct labor and overhead. Inventories are shown net of reserves of $20,171 and $10,645 at December 31, 2001 and 2000, respectively. Existing inventories are reviewed on a regular basis and are evaluated using criteria such as current and possible future conditions, existing backlog and customer orders, current demand of products, customer feedback and other management analysis. Although management feels that these are appropriate indicators of inventory valuation, these are estimates based on information that is subjective. Future adverse conditions could cause a need for additional reserves or write-downs of inventory, which would negatively impact the Company's results of operations.

Property, Plant and Equipment

        Property, plant and equipment is recorded at cost. Machinery and equipment under capital leases is stated at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value of the leased assets at the inception of the lease.

        Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows: three to seven years for machinery and equipment, furniture and fixtures and computer equipment and software; three to seven years for leasehold improvements and thirty-nine years for buildings. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the term of the related lease. Asset lives are reviewed periodically to determine if appropriate and adjustments are made as necessary. Depreciation begins at the time assets are placed in service. Maintenance and repairs are expensed as incurred.

Intangible Assets

        Intangible assets principally result from business acquisitions, debt issuances and patents. Patents, developed technology and other intangibles are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 10 years. Financing costs related to the issuance of debt are capitalized as other noncurrent assets, net and amortized to interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method.

        Intangible assets consisted of the following (in thousands):

	2001	2000
Intangible assets:
Patents, technology and other	$2,132	$2,132
Debt issuance costs	9,851	11,080

	11,983	13,212
Less accumulated amortization	4,013	2,246

	$7,970	$10,966

Investments in Other Companies

        The Company has made several investments in small, privately held technology companies in which the Company holds less than 20% of the capital stock and does not influence control. The Company accounts for these investments using the cost method. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when a permanent decline is evident. The carrying value of the investments at December 31, 2001 is $11,041 and are a component of other non-current assets.

Research and Development Costs

        The Company charges research and development costs associated with the development of new products to expense when incurred.

        Engineering and design costs related to revenues on nonrecurring engineering services billed to customers are classified as cost of goods sold.

Advertising Costs

        The Company expenses advertising costs as incurred.

Comprehensive Income

        The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Accumulated other comprehensive income includes unrealized holding gains and losses on available-for-sale investments which are included as a separate component of stockholders' equity until realized. The change in other comprehensive income, net of tax was $379 and $79 for the years ended December 31, 2001 and December 31, 2000, respectively.

Net Income (Loss) Per Share

        Basic net income (loss) per share is net income available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is similar to basic except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect. The reconciliation of shares used to calculate basic and diluted income (loss) per share consists of the following:

	Years Ended December 31,
	2001	2000	1999
Weighted-average common shares	129,784,170	126,589,654	113,451,652
Effect of dilutive securities:
Stock options	—	9,908,554	10,148,915

Weighted-average shares of common and common equivalent shares	129,784,170	136,498,208	123,600,567

        Common stock equivalents related to stock options and conversion of convertible subordinated notes totaling 16,342,181, 4,734,238 and 365,188 were anti-dilutive and, therefore, were not included in the diluted net income (loss) per share calculation for 2001, 2000 and 1999, respectively.

Financial Instruments

        The carrying amount of cash equivalents, investments, trade accounts receivable and accounts payable, accrued payroll and other accrued liabilities approximate fair value because of the short-term nature of these instruments. The fair value of capital lease obligations were estimated by discounting the future cash flows using market interest rates and did not differ significantly from that reflected in the accompanying financial statements. The fair market value of the 4% convertible subordinated notes due 2007 was $214,963 at December 31, 2001.

        Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Income Taxes

        Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

ESOP Compensation Expense

        The Company accounts for ESOP shares acquired prior to January 1, 1993 in accordance with SOP 76-3, which requires compensation expense to be measured using the cost basis of the shares when the shares are committed to be released to employees.

Stock-Based Compensation

        The Company accounts for compensation cost related to employee stock options and other forms of employee stock-based compensation plans other than ESOP in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company also applies SFAS No. 123, "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

Impairment of Long-lived Assets and Long-lived Assets to be Disposed of

        Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Impact of Recently Issued Accounting Pronouncements

        In July 2001, the FASB issued FASB Statements Nos. 141 and 142 ("SFAS 141" and "SFAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations initiated after June 30, 2001.

        Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. The Company adopted SFAS 141 and SFAS 142 on January 1, 2002. In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The pooling-of-interests treatment of the Company's acquisition of Sawtek was unaffected by SFAS 141 and SFAS 142.

        In August 2001, the FASB issued FASB Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 on January 1, 2003.

        In August 2001, the FASB issued FASB Statement No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-lived Assets", which supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived to be Disposed of". This new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS 144 on January 1, 2002.

        The Company believes that the implementation of the above newly issued pronouncements will not have a material effect on its financial statements.

(2) Acquisition of Sawtek Inc.

        On July 19, 2001, the Company acquired Sawtek. The Company issued approximately 48.8 million shares of common stock in exchange for all the outstanding common stock of Sawtek. In addition, outstanding options to purchase Sawtek common stock were exchanged for approximately 2.6 million options to purchase the Company's common stock. The transaction was accounted for as a pooling-of-interests transaction and qualified as a tax-free exchange of shares. Merger-related costs of approximately $7.5 million were expensed in the third quarter of 2001. Merger-related costs consisted primarily of investment banker, legal, accounting, regulatory filings, printing fees and other costs.

        All financial information set forth in these consolidated financial statements and related notes have been restated to include the historical information of Sawtek. The Company and Sawtek had certain differences in the classification of certain assets and liabilities in their historical balance sheets. Material differences of Sawtek's presentation were conformed to reflect the Company's presentation.

        The Company's Consolidated Statements of Operations, Consolidated Statements of Stockholder's Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999 were combined with Sawtek's Consolidated Statements of Operations, Consolidated Statements of Stockholder's Equity and Consolidated Statements of Cash Flows for the years ended September 30, 2000 and September 30, 1999, respectively. The Company's Consolidated Balance Sheet as of December 31, 2000 was combined with Sawtek's Consolidated Balance Sheet as of September 30, 2000. Sawtek's results of operations for the three months ending December 31, 2000, of $18,670, which comprised of net income of $20,081 offset by stock transactions of $1,411 and was reported as an increase to the Company's consolidated retained earnings for the year ended December 31, 2001.

        Below are selected results of operations for the Company and Sawtek for periods indicated (in thousands):

	Fiscal Years Ended
	2001	2000	1999
Revenues:
TriQuint	$240,286	$300,749	$163,663
Sawtek	94,686	159,841	100,276

Combined	$334,972	$460,590	$263,939

Net income (loss):
TriQuint	$(40,965)	$71,411	$24,956
Sawtek	14,754	79,282	30,684

Combined	$(26,211)	$150,693	$55,640

(3) Short-term and Long-term Investments in Marketable Securities

        The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale investments and held-to-maturity investments by types and classes of security at December 31, 2001 and 2000 consisted of the following (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At December 31, 2001
Available-for-sale:
U.S. treasury securities and obligations of U.S. government agencies	$123,689	155	20	$123,824
Municipal notes and bonds	2,119	—	—	2,119
Corporate debt securities	193,537	354	31	$193,860

Total investments	$319,345	509	51	$319,803

At December 31, 2000
Available-for-sale:
Corporate debt securities	$219,503	122	43	$219,582

Total available-for-sale	$219,503	122	43	$219,582

Held-to-maturity
U.S. treasury securities and obligations of U.S. government agencies	$34,445	—	—	$34,445
Corporate debt securities	183,159	—	—	183,159
Other	4,039	—	—	4,039

Total held-to-maturity	221,643	—	—	221,643

Total investments	$441,146	122	43	$441,225

        Investments by contractual maturity are as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At December 31, 2001
Due or callable in one year or less	$246,317	509	51	$246,775
Due after one year through eighteen months	$73,028	—	—	$73,028

(4) Property, Plant and Equipment

        Property, plant and equipment consist of the following (in thousands):

	2001	2000
Land	$13,545	$6,353
Buildings	55,075	16,541
Leasehold improvements	1,076	4,951
Machinery and equipment	155,427	139,020
Furniture and fixtures	5,113	5,080
Computer equipment and software	17,563	18,657
Assets in process	65,114	71,232
Other	—	619

	312,913	262,453
Less accumulated depreciation and amortization	98,511	89,344

	$214,402	$173,109

        The Company capitalizes interest costs as a component of construction in progress. For 2001 and 2000, assets in process included capitalized interest of $448 and $193, respectively.

(5) Leases

        At December 31, 2001 and 2000, the Company had outstanding $1,939 and $3,889 respectively of capital leases and at December 21, 2000, the Company had $1,216 of installment notes. The interest rates on these capital leases and installment notes range from 7.9% to 9.9%. The leases are payable in monthly installments of principal and interest through 2003 and are secured by equipment.

        The Company also leases certain equipment, office and manufacturing space under operating leases that expire at various dates through 2005. The future minimum lease payments under installment notes and non-cancelable leases as of December 31, 2001 are as follows (in thousands):

	Capital leases	Operating leases
Years ending:
2002	$1,648	$1,321
2003	367	240
2004	—	210
2005	—	210

Total	2,015	$1,981

Less amounts representing interest	76

Present value of minimum payments	1,939
Less current installments	1,580

	$359

        Amounts applicable to capital leases, which are included in machinery and equipment, are summarized as follows (in thousands):

	2001	2000
Machinery and equipment	$8,061	$22,666
Less accumulated amortization	6,609	17,329

	$1,452	$5,337

        Rent expense under operating leases was $11,392, $14,423 and $13,278 during the years ended December 31, 2001, 2000 and 1999, respectively.

        The Company entered into agreements to lease equipment in Dallas, Texas and Hillsboro, Oregon. Rent obligations will expire at the end of the initial lease terms. In 2001, The Company exercised its purchase options and bought out all outstanding equipment operating leases for approximately $21,200.

        The Company entered into a five-year lease with several financial institutions for the construction of our Hillsboro facility. The Company exercised the purchase option on this lease on May 2001 for $45,000 and are no longer obligated under this lease.

        In August 2000, the Company acquired a 420,000 square foot wafer fabrication facility located in Richardson, Texas for $87,000. The purchase was financed by a special purpose entity ("SPE") sponsored by a financial institution in which the Company contributed $73,000 and a lender contributed $14,000. The portion contributed by the lender is 97% collateralized by the Company through pledged investment securities and appears on the Company's balance sheet as "Restricted Long-Term Investments". The portion contributed by the Company appears on our balance sheet as "Other Investment". The SPE is not consolidated in the Company's financial statements and the Company has accounted for this arrangement as an operating lease. The Company is required to make lease payments through August 2005 or purchase the property. If the Company elects to purchase the property, the Company will not have to pay any additional cash but rather assign the pledged securities to the lender. The Company may also renew the lease for an additional four-year period in August 2005. The lease is secured by the value of the property as well as the pledged investment securities.    Restrictive covenants are also included in this financing arrangement which require the Company to maintain (a) a quick ratio of not less than 1.25 to 1.00, (b) tangible net worth not less than the sum of $425,000 and (c) a maximum leverage ratio not greater than .50. As of December 31, 2001, the Company was in compliance with these restrictive covenants.

(6) Line of Credit

        The Company has a revolving credit agreement totaling $30.0 million from SunTrust Bank, Central Florida, N.A. available through January 31, 2002. There were no borrowings against the line of credit as of December 31, 2001. The Company has an annual commitment fee equal to .10% of the unused line of credit. Restrictive covenants are also included with this line of credit which require that the Company maintain a tangible net work of not less than $50,000 and ratio of total liabilities to tangible net worth of no more than 1.00. As of December 31, 2001, the Company was in compliance with these restrictive covenants. The Company did not renew this line when it expired on January 31, 2002.

(7) Convertible Subordinated Notes

        In February and March 2000, the Company completed the sale of $345,000 aggregate principal amount of 4% convertible subordinated notes due 2007, raising approximately $333,900 net of fees and expenses. The notes are unsecured obligations of the Company and subordinated to all of the Company's present and future senior indebtedness. Interest on the notes is payable in arrears semiannually on each March 1 and September 1. The notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company's common stock at a conversion price per share of $67.80, subject to certain adjustments. The notes may be redeemed, at the Company's option, at any time prior to conversion or maturity at the redemption price of $101.70 through March 2003 and $67.80 thereafter, subject to certain adjustments and/or premiums. The Company repurchased approximately $48,500 of these notes during 2001 at a cost of $39,099, which included a write down of issuance costs of $1,229. The repurchase resulted in an extraordinary gain of $9,401, less income taxes of $3,761.

(8) Income Taxes

        Domestic and foreign pre-tax income (loss) is as follows (in thousands):

	Years ended
	2001	2000	1999
Domestic	$(61,863)	$167,968	$58,595
Foreign	11,919	28,510	17,983

Total	$(49,944)	$196,478	$76,578

        The provision (benefit) for income taxes was recorded as follows (in thousands):

	Years ended
	2001	2000	1999
Income tax (benefit) on income (loss) before extraordinary item	$(18,093)	$45,785	$20,938
Income tax on extraordinary gain	3,761	—	—

Income tax expense (benefit)	$(14,332)	$45,785	$20,938

        For 2001, 2000 and 1999, the Company recorded a benefit of stock option exercises as a component of additional paid in capital of $11,605, $48,012 and $18,009, respectively.

        The provision (benefit) for income tax (benefit) on income (loss) before extraordinary item consists of (in thousands):

	Years ended
	2001	2000	1999
Current:
Federal	$11,946	$56,362	$23,033
State	1,644	6,201	2,472

Total current	13,590	62,563	25,505

Deferred:
Federal	(27,849)	(16,686)	(3,637)
State	(3,834)	(92)	(930)

Total deferred	(31,683)	(16,778)	(4,567)

Income tax expense (benefit)	$(18,093)	$45,785	$20,938

        The effective tax rate differs from the federal statutory income tax rate as follows (in thousands):

	Years ended
	2001	2000	1999
Tax computed at federal statutory rate	(35.0)%	35.0%	34.6%
State income tax, net of federal effect	(3.8)	2.8	2.6
Increase (decrease) in valuation allowance	11.7	—	(8.5)
Non-deductible merger costs	3.3	—	—
Foreign sales benefit	(4.9)	—	—
Reversal of deferred taxes previously provided on earnings of Costa Rican subsidiary	—	(8.5)	—
Current benefit of tax exemption of Costa Rican subsidiary	(8.7)	(5.1)	—
Other, including tax credits, tax-exempt interest income and dividend income	1.2	(0.9)	(1.4)

Effective tax rate	(36.2)%	23.3%	27.3%

        The tax effects of significant items comprising the Company's deferred tax asset and liability were as follows (in thousands):

	2001	2000
Deferred tax liabilities:
Capital leases	$—	$29,165
Amortization and depreciation	20,277	—
Other	5,576	4,477

Total deferred tax liability	25,853	33,642

Deferred tax assets:
Amortization and depreciation	—	9,954
Capitalized research and development expenditures	10,159	—
Reserves and allowances	8,533	4,430
Accrued liabilities	1,816	1,248
Net operating loss carryforwards	7,174	22,545
Research and development and other credits	2,353	1,398
Asset impairment	29,319	—
Investment impairment	5,680	—
Other	1,795	1,405

Total deferred tax asset	66,829	40,980
Valuation allowance	(5,856)	—

Net deferred tax asset	$35,120	$7,338

        The net change in total valuation allowance for 2001 was an increase of $5,856. The change in valuation allowance relates to the portion of investment impairment that is subject to capital loss limitations. The Company did not record a valuation allowance for the deferred tax asset in 2000 or 1999, as management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

        At December 31, 2001, the Company had approximately $20,262 of net operating loss carryforwards to offset against future income for federal income tax purposes, which expire from 2018 through 2021, and $1,916 for Oregon state income tax purposes, which expire in years 2012 through 2015. Additionally, the Company has income taxes receivable in the amount of $4,590 as of December 31, 2001.

        The Company provided for deferred taxes on the non-repatriated earnings of its subsidiary in Costa Rica prior to fiscal 2000. This subsidiary benefits from a complete exemption from Costa Rican income taxes through 2003 and 50% exemption thereafter through 2007. In 2000, the Company determined that its investment in Costa Rica was permanent and that its earnings are considered indefinitely reinvested; and, accordingly, no provision for United States federal and state income taxes has been provided for 2000 or 2001. In addition, the Company reversed the previous year's accrual for deferred income taxes resulting in a one-time tax benefit for the fourth quarter of 2000 of approximately $23,100 and a $16,700 benefit for the fiscal year 2000. In the event the Costa Rican subsidiary ever remits these earnings to the U.S. parent, the Company would be subject to U.S. federal and state income taxes. The estimated unrecognized deferred income tax liability on these unremitted earnings at December 31, 2001 and 2000 is approximately $34,300 and $26,700, respectively.

(9) Commitments

  Commitments

        In October 2001, the Company began the expansion of its Richardson, Texas wafer fabrication facility. This expansion will add approximately 125,000 square feet of office space. The expansion is expected to cost approximately $14,000 of which, $2,153 has been paid. The expansion is expected to be completed in the third quarter of 2002.

(10) Concentration of Risk

  Suppliers

        The Company currently obtains some components, equipment and services for their products from limited or single sources. The Company purchases these components, equipment and services on a purchase order basis, does not carry significant inventories of components and does not have any long-term supply contracts with these vendors. Requirements of the Company are relatively small compared to silicon semiconductor manufacturers. Access to sufficient capacity from these vendors in periods of high demand may be limited, as the Company often does not account for a significant part of the vendor's business. If the Company were to change any of its sole or limited source vendors, it would be required to requalify each new vendor. Requalification could prevent or delay product shipments that could negatively affect its results of operations. In addition, reliance on these vendors may negatively affect the Company's production if the components, equipment or services vary in reliability or quality. If the Company is unable to obtain timely deliveries of sufficient quantities of acceptable quality or if the prices increase, results of operations could be harmed.

  Credit Risk

        The Company performs periodic credit evaluations of certain customers and generally does not require collateral; however, in certain circumstances, the Company may require letters of credit from its customers. All of the Company's customers are in the communications markets.

  Foreign Currency Exchange

        At times the Company engages in foreign exchange forward contracts to lock in the cost of foreign currency exposures for the purchase of equipment or raw materials denominated in foreign currencies. While these forward contracts are subject to fluctuations in value from movement in the foreign currency exchange rates, such fluctuations are offset by the change in value of the underlying exposures being hedged. At December 31, 2001, the Company did not have any open foreign currency exchange contracts.

        The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for trading purposes. Foreign currency contracts are entered into with major financial institutions with investment grade credit ratings, thereby decreasing the risk of credit loss. Gains and losses on instruments that hedge firm commitments are deferred and are included in the basis of the underlying hedged item.

(11) Segment Information

        The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.

        The Company's chief operating decision maker is considered to be the President and Chief Executive Officer (the "CEO"). The Company's CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The CEO receives certain disaggregated financial information for the Company's four markets: Wireless Phones, Base Stations, Optical Networks and Broadband and Microwave.

        The Company has aggregated its businesses into a single reportable segment as allowed under SFAS No. 131 because they have similar long-term economic characteristics, including average gross margin. In addition, they are similar in regards to (a) nature of products and production processes, (b) type of customers and (c) method used to distribute products. Accordingly, the Company describes its reportable segment as high-performance, integrated circuits and electronic filters for the wireless and broadband communications markets. All of the Company's revenues result from sales in its product lines.

        Revenues by business markets (as defined by the Company in 2001), as a percentage of total revenues for 2001 were as follows: Wireless Phones, 35%; Base Stations, 10%; Optical Networks, 18% and Broadband and Microwave, 37%. The Company did not have historical data for 2000 or 1999 using the newly defined business markets. Revenues by business group (as defined by the Company) in 2000 and 1999, as a percentage of revenues for 2001, 2000 and 1999 were as follows: Wireless Communications, 22%, 25% and 21%, respectively; Telecommunications and Data Communications, 8%, 9% and 10%, respectively; Foundry, 12%, 13% and 13%, respectively; Millimeter Wave Communications, 30%, 18% and 18%, respectively and SAW Filters 28%, 35% and 38%, respectively.

        Revenues outside of the United States were approximately $147,500, in 2001 of which revenues to Korea were approximately $42,100. In 2000 and 1999, revenues outside of the United States were approximately $231,800 and $103,900, respectively, of which revenues to Canada were approximately $66,100 and $37,300, respectively. There were no other foreign countries to which revenues represented 10% or more of revenues.

        Revenues are reported in the geographic areas where they originate. Transfers from the U.S. to Costa Rica are made on a basis intended to reflect the market price of the products. Transfers from the U.S. to Costa Rica are accounted for at amounts that are above cost and are consistent with rules and regulations of taxing authorities. Such transfers are eliminated in the consolidated financial statements.

        Selected financial information by geographical area is summarized below (in thousands):

	Years ended
	Revenues			Operating income (loss)			Assets
	2001	2000	1999	2001	2000	1999	2001	2000
United States	$292,746	$397,825	$230,036	$(57,977)	$142,813	$48,510	$921,008	$1,014,350
Costa Rica	60,975	80,918	47,053	10,467	28,073	16,783	101,386	77,751
Transfers/Eliminations	(18,749)	(18,153)	(13,150)	(14)	—	270	(1,521)	(7,197)

Consolidated Results	$334,972	$460,590	$263,939	$(47,524)	170,886	$65,563	$1,020,873	$1,084,904

        To date, substantially all sales have been denominated in U.S. dollars. The functional currency for the Costa Rican operations is the U.S. dollar as sales, most material cost and equipment are U.S. dollar denominated. The impact of fluctuations of the local Costa Rican currency is not considered significant and is not hedged.

        Revenues for significant customers, those representing approximately 10% or more of total revenues for each period, are summarized as follows:

	Years ended
	2001	2000	1999
Customer A	—	12%	11%
Customer B	15%	13	15
Customer C	—	11	11
Customer D	—	14	—

        Related receivables from such customers were 9% and 42% of trade accounts receivable at December 31, 2001 and 2000, respectively.

(12) Employee Benefit Plans

Profit Sharing and 401(k) for Employees in the United States

        The Company sponsors two voluntary contribution profit sharing and savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), covering substantially all employees in the United States. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code. Company matching contributions are discretionary and profit sharing contributions are based generally on operating income. The Company made contributions approximately $2,226, $5,592 and $1,813 under these plans for 2001, 2000 and 1999.

Costa Rica Profit Sharing Plan

        The Company has a Profit Sharing Plan for its Costa Rica subsidiary covering substantially all employees of this subsidiary. The Company contributed approximately $170, $147 and $101 to this plan during 2001, 2000 and 1999, respectively.

Employee Stock Ownership Plan

        In 1991, the Company established an Employee Stock Ownership Plan (the "ESOP") covering substantially all of the Sawtek employees in the United States. The ESOP purchased 6,753,280 shares of common stock from substantially all of the common shareholders and 11,024,480 shares of common stock from the Company in 1991. The transaction was financed from the proceeds of a $4,000 loan from the Company. The Company accounts for these ESOP shares in accordance with Statement of Position 76-3. As of December 31, 2001, 1,718,763 of these shares remained unallocated. These shares will be allocated through fiscal year 2003.

        The Company made contributions of approximately $237, $251 and $265 to the ESOP during 2001, 2000 and 1999, respectively. Allocations to participants' accounts were 942,727 shares, 998,292 shares and 1,109,420 shares during 2001, 2000 and 1999, respectively.

Employee Stock Purchase Plan

        Under the 1992 and 1998 Employee Stock Purchase Plans (the "Purchase Plans"), the Company has authorized the issuance of 6,063,567 common shares, of which 1,928,376 were available for issuance at December 31, 2001. The Purchase Plans allow eligible employees to purchase the Company's common stock through payroll deductions, which may not exceed 15% of an employee's base compensation including overtime and sales commission, not to exceed amount subject to regulatory limits. The stock purchase price is equal to 85% of the lower of the fair value at enrollment date or purchase date.

(13) Stock Options

Stock Option Plans

        Under the 1987 and 1996 Stock Incentive Programs and the 1998 Nonstatutory Stock Option Plan (the "Plans"), the Company has authorized the issuance of 11,386,612, 18,050,000 and 3,000,000 common shares, respectively, of which a total of 2,571,542 shares were available to grant as of December 31, 2001. The Plans provide for the grant of incentive stock options to officers and other employees of the Company or any parent or subsidiary, and non-qualified stock options to officers and other employees of the Company, directors, and consultants of the Company. Subject to the discretion of the Board of Directors, options granted under the Plans generally vest and become exercisable at the rate of 28% at the end of the first year, and thereafter at a rate of 2% per month and have a ten-year term.

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

        The fair value of each stock based compensation award is estimated on the date of grant using the Black Scholes option-pricing model assuming no dividend yield and the following weighted-average assumptions for stock based compensation awards:

	Stock Option Plans
	2001	2000	1999
Risk-free interest rate	4.56%	6.16%	5.55%
Expected life in years	5.4	5.0	5.0
Expected volatility	94%	86%	76%
Per share weighted-average fair value	$11	$30	$11
	Employee Stock Purchase Plans
	2001	1999	2000
Risk-free interest rate	3.49%	6.11%	5.08%
Expected life in years	.5	.5	.5
Expected volatility	114%	123%	79%
Per share weighted-average fair value	$6	$37	$12

        The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock based compensation awards in the financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock based compensation awards under SFAS No. 123, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below (in thousands except per share information):

	Years ended December 31,
	2001	2000	1999
Net income (loss)—pro forma	$(65,956)	$95,155	$35,961
Diluted net income (loss) per share:
Basic	$(.51)	$.75	$.32
Diluted	$(.51)	$.70	$.29

        Activity under the Company's stock option plans was as follows:

	Number of shares	Weighted- average exercise price
Options outstanding at December 31, 1998	14,985,101	$3.10
Options:
Granted	4,570,774	16.78
Exercised	(3,025,753)	2.66
Canceled	(380,637)	4.25

Options outstanding at December 31, 1999	16,149,485	7.01
Options:
Granted	4,196,537	40.56
Exercised	(3,373,416)	3.06
Canceled	(314,774)	22.37

Options outstanding at December 31, 2000	16,657,832	15.98
Options:
Granted	4,250,219	16.51
Exercised	(2,060,654)	3.59
Canceled	(1,184,993)	23.91

Options outstanding at December 31, 2001	17,662,404	$16.80

        The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2001:

Range of exercise prices	Number outstanding as of December 31, 2001	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable as of December 31, 2001	Weighted- average exercise price
$0.30 - 1.97	411,601	3.09	$1.11	411,601	$1.11
2.04 - 2.69	2,601,119	6.64	2.67	1,920,218	2.67
2.79 - 3.88	2,569,304	6.13	3.36	2,032,722	3.42
3.95 - 10.38	2,385,392	7.72	8.69	831,929	6.79
10.76 - 14.30	2,046,214	9.36	11.42	278,516	12.16
14.38 - 18.17	737,428	8.44	15.52	264,281	14.77
18.29 - 21.13	1,906,740	8.00	21.03	146,123	21.09
21.28 - 27.92	1,087,997	8.18	25.48	307,117	27.40
28.26 - 36.50	1,990,866	8.91	35.98	143,841	34.45
36.75 - 61.44	1,925,743	8.09	44.54	718,676	44.71

$0.30 - 61.44	17,662,404	7.67	$16.80	7,055,024	$10.50

(14) Capital Structure

Preferred Shares Rights Agreement

        On June 30, 1998, the Company adopted a Preferred Shares Rights Agreement (the "Agreement"). Pursuant to the Agreement, rights were distributed as a dividend at the rate of one right for each share of TriQuint common stock, par value $0.001 per share of the Company held by stockholders of record as of the close of business on July 24, 1998. The rights will expire on June 29, 2008, unless redeemed or exchanged. Initially, under the Agreement, each right entitled the registered holder to buy one share of preferred stock for $20.83. On April 5, 2000, the Company approved an amendment to the Agreement to increase the per unit price to $200.00. These prices are reflective of all stock splits. The rights will become exercisable only if a person or group (other than stockholders currently owning 15% of the Company's common stock) acquires beneficial ownership of 15% or more of the Company's common stock, or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock.

(15) Special Charges

        During fiscal 2001, the Company recorded charges of $76,933 for an impairment of long-lived assets to reduce the carrying value of plant and equipment for which market values were impaired due to current and projected market conditions resulting in excess capacity. The Company estimated the expected future cash flows to be generated by these assets and compared this to the remaining book value of the facilities and equipment. It was then determined that the facilities and equipment were impaired and a third party consultant was engaged to prepare a valuation analysis. All owned facilities and equipment were reviewed.

        Additionally during fiscal 2001, the Company recorded a charge of $15,057 related to a decline of the carrying value of certain privately held investments. These investments were in small companies whose valuations declined significantly in 2001 based on factors such as current equity offerings, projected financial conditions and decline in market value of similar companies.

        Merger-related costs of approximately $7,546 were expensed in the third quarter of 2001. Merger-related costs consisted primarily of investment banker, legal, accounting, regulatory filings and printing fees associated with the merger of Sawtek.

(16) Litigation

        From time to time the Company is involved in judicial and administrative proceedings incidental to the Company's business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position or results of operations.

TRIQUINT SEMICONDUCTOR, INC.
Schedule II—Valuation and Qualifying Accounts
(in thousands)

Years ended December 31,	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
1999
Allowance for doubtful accounts	$787	$916	$(286)	$1,417
Inventory valuation reserve	4,540	4,201	(1,476)	7,265
2000
Allowance for doubtful accounts	$1,417	$731	$(393)	$1,755
Inventory valuation reserve	7,265	4,689	(1,309)	10,645
2001
Allowance for doubtful accounts	$1,755	$854	$(44)	$2,565
Inventory valuation reserve	10,645	15,898	(6,372)	20,171

S-1

QuickLinks

TABLE OF CONTENTS
PART I FORWARD-LOOKING STATEMENTS
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
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
Index to Consolidated Financial Statements
Independent Auditors' Report
TRIQUINT SEMICONDUCTOR, INC. Consolidated Statements of Operations (In thousands, except share and per share information)
TRIQUINT SEMICONDUCTOR, INC. Consolidated Balance Sheets (In thousands, except share and per share information)
TRIQUINT SEMICONDUCTOR, INC. Consolidated Statements of Cash Flows (In thousands)
TriQuint Semiconductor, Inc. Notes to Consolidated Financial Statements
TRIQUINT SEMICONDUCTOR, INC. Schedule II—Valuation and Qualifying Accounts (in thousands)