Form 10-Q
period 2002-03-31
TRIQUINT SEMICONDUCTOR INC
filed 2002-05-08
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION

PERIOD FROM                 TO

Commission File Number 0-22660

TRIQUINT SEMICONDUCTOR, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware

95-3654013

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2300 NE Brookwood Parkway Hillsboro, OR 97124
(Address of Principal Executive Offices) (Zip Code)

(503) 615-9000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒     ☐   No

As of March 31, 2002, there were 131,393,116 shares of the registrant’s common stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
Revenues	$62,351	$109,230
Cost of goods sold	41,294	58,171
Gross profit	21,057	51,059
Operating expenses:
Research, development and engineering	13,240	11,437
Selling, general and administrative	10,687	12,742

Total operating expenses	23,927	24,179
Income (loss) from operations	(2,870)	26,880
Other income (expense):
Interest income	3,066	9,183
Interest expense	(3,339)	(3,827)
Other, net	407	(1)

Total other income, net	134	5,355

Income (loss) before income tax	(2,736)	32,235
Income tax expense (benefit)	(548)	10,191

Net income (loss)	$(2,188)	$22,044

Per share data:
Basic	$(0.02)	$0.17

Weighted-average common shares	131,279,861	129,077,945

Diluted	$(0.02)	$0.16

Weighted-average common and common equivalent shares	131,279,861	136,070,779

See notes to Condensed Consolidated Financial Statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2002	December 31, 2001	(1)
Assets
Current assets:
Cash and cash equivalents	$253,403	$261,728
Investments in marketable securities	213,272	246,775
Accounts receivable, net	34,183	34,532
Inventories, net	28,426	34,836
Deferred income taxes	11,359	11,359
Other current assets	12,539	12,623

Total current assets	553,182	601,853
Long-term investments in marketable securities	98,970	73,028
Property, plant and equipment, net	220,886	214,402
Deferred income taxes	23,761	23,761
Other investment	73,617	73,617
Restricted long-term assets	14,547	14,547
Other non-current assets, net	23,773	19,665

Total assets	$1,008,736	$1,020,873

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of capital lease and installment note obligations	$829	$1,580
Accounts payable and accrued expenses	30,568	39,660

Total current liabilities	31,397	41,240
Long-term debt, less current installments	296,740	296,859

Total liabilities	328,137	338,099
Stockholders' equity:
Common stock	452,934	451,834
Accumulated other comprehensive income	(629)	458
Unearned ESOP compensation	(390)	(390)
Retained earnings	228,684	230,872

Total stockholders' equity	680,599	682,774

Total liabilities and stockholders' equity	$1,008,736	$1,020,873

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 2001.

See notes to Condensed Consolidated Financial Statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Net income (loss)	$(2,188)	$22,044
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,352	6,752
Deferred income taxes	—	3,772
Income tax benefit of stock option exercises	342	2,833
Adjustment to conform year end of pooled entity	—	39,099
Loss on disposal of assets	385	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	349	9,092
Inventories	6,410	(3,565)
Prepaid expenses and other assets	560	(3,030)
Increase (decrease) in:
Accounts payable and accrued expenses	(9,092)	16,541
Net cash provided by operating activities	5,118	93,538

Cash flows from investing activities:
Purchase of available-for-sale investments	(155,510)	(113,737)
Maturity/sale of available-for-sale investments	162,188	148,308
Purchase of held-to-maturity investments	—	(63,744)
Maturity of held-to-maturity investments	—	103,390
Advances to or investment in other companies	(5,169)	(1,000)
Capital expenditures	(14,840)	(41,424)
Net cash provided by (used in) investing activities	(13,331)	31,793

Cash flows from financing activities:
Principal payments under capital lease obligations	(870)	(692)
Purchase of common stock for treasury	—	(9,778)
Issuance of common stock, net	758	1,505
Net cash used in financing activities	(112)	(8,965)

Net increase (decrease) in cash and cash equivalents	(8,325)	116,366

Cash and cash equivalents at the beginning of the period	261,728	163,747

Cash and cash equivalents at the end of the period	$253,403	$280,113

See notes to Condensed Consolidated Financial Statements.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented.  These consolidated financial statements should be read in conjunction with the audited financial statements of TriQuint Semiconductor, Inc. (the “Company”) for the fiscal year ended December 31, 2001, as included in the Company’s 2001 Annual Report on Form 10-K as filed with the SEC on March 27, 2002.

On July 19, 2001, Sawtek Inc. (“Sawtek”) became a wholly owned subsidiary of the Company.  The transaction was accounted for as a pooling-of-interests transaction and qualified as a tax-free exchange of shares.  All financial information in this document has been restated to include the historical information of Sawtek.  See Note 2 of the Notes to the Condensed Consolidated Financial Statements.

The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarter.  For convenience, the Company has indicated that its first quarter ended on March 31.  The Company’s fiscal year ends on December 31.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.             Business Combination

On July 19, 2001, Sawtek became a wholly owned subsidiary of the Company.  The Company issued approximately 48.8 million shares of common stock in exchange for all the outstanding common stock of Sawtek.  Additionally, outstanding options to purchase Sawtek common stock were exchanged for approximately 2.6 million options to purchase the Company’s common stock.  The transaction was accounted for as a pooling-of-interests transaction and qualified as a tax-free exchange of shares.

All financial information set forth in this document has been restated to include the historical information of Sawtek.

3.             Net Income (Loss) Per Share

Earnings (loss) per share is presented as basic and diluted net income (loss) per share.  Basic net income (loss) per share is net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding.  Diluted net income (loss) per share is similar to basic except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect.

The following is a reconciliation of the basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001

Income (loss) available to stockholders	$(2,188)	$22,044

Shares for basic earnings (loss) per share:
Weighted-average common shares	131,280	129,078
Effect of dilutive securities:
Stock options	—	6,992
Shares for dilutive earnings (loss) per share:	131,280	136,070
Per share data:
Basic	$(0.02)	$0.17
Diluted	$(0.02)	$0.16

Stock options and other exercisable convertible securities totaling approximately 18,474 shares for the three months ended March 31, 2002 and 8,910 shares for the three months ended March 31, 2001 were not included in the net income per share calculations, because to do so would have been antidilutive.

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

The provision for income taxes has been recorded based on the current estimate of the Company’s annual effective tax rate.  For periods of income (loss) reported, this rate differs from the federal statutory rate primarily because of tax exempt income earned by the Costa Rican facility, which currently operates in a free trade zone, and certain tax credits.  These were offset by state taxes and other items.

5.             Investments

The Company classifies its investments as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  Investments are comprised of U.S. treasury securities and obligations of U.S. government agencies, municipal notes and bonds, corporate debt securities and other investments.  Investments are recorded at fair value.  Unrealized gains and losses, net of tax, on investments are reported as a separate component of stockholders’ equity.

6.             Inventories

Inventories, net of reserves of $21.2 million and $20.2 million as of March 31, 2002 and December 31, 2001, respectively, are stated at the lower of cost or market and consist of (in thousands):

	March 31, 2002	December 31, 2001

Raw material	$13,917	$18,824
Work in progress	8,883	8,729
Finished goods	5,626	7,283
Total inventories, net	$28,426	$34,836

7.             Stockholders’ Equity

Components of stockholders’ equity (in thousands, except per share amounts):

	March 31, 2002	December 31, 2001
Common stock, $.001 par value, 600,000 shares authorized, 131,393 and 131,141 outstanding at March 31, 2002 and December 31, 2001, respectively	$131	$131

Additional paid-in capital	$452,803	$451,703

8.             Supplemental Cash Flow Information

(in thousands)

	Three Months Ended
	March 31, 2002	March 31, 2001
Cash transactions:
Cash paid for interest	$5,960	$96
Cash paid for income taxes	$338	$8,418

9.             Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2002	2001

Net income (loss)	$(2,188)	$22,044
Change in net unrealized gain (loss) on available-for-sale investments	(1,087)	224
Comprehensive income (loss)	$(3,275)	$22,268

10.           Derivative Instruments and Hedging Activities

The Company has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.  The adoption had no significant effect on the Company’s financial statements.

11.           Recent Accounting Pronouncements

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

12.                                 Subsequent Event

On April 29, 2002, the Company announced the acquisition of Infineon Technology AG’s (“Infineon”) GaAs semiconductor business with a scheduled closing on July 1, 2002, subject to regulatory approval and customary closing conditions.  If approved, the Company will add approximately 80 employees.  The acquisition will be accounted for as a purchase transaction.  Infineon will earn the total purchase price over a 24-month period based upon revenues generated by the acquired business with a maximum purchase price of 124.0 million Euro.  The terms of the agreement also provide for a minimum purchase price of 45.0 million Euro plus warranty reserves of 5.0 million Euro payable upon closing, which when converted to US dollars will be approximately $45.0 million.  The Company has entered into a forward currency contract for 50.0 million Euro to be delivered July 1, 2002.  Certain fixed assets will be purchased at a price determined by their value at the date of closing.  There are also various other guarantees and contingencies which could affect the amount of the final purchase price.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in this Report on Form 10-Q.   The discussion in this Report contains both historical information and forward-looking statements.  A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to operating results; demand for integrated circuits and the electronic products into which they are manufactured, including wireless phones; investments in new facilities; sales to a limited number of customers; new competitive technologies; growth and diversification of our markets; startup of new facilities; transition of manufacturing processes from four-inch to six-inch wafers; integration of our acquisition of Sawtek Inc. (Sawtek) and integration of any future acquisitions.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “anticipates”, “intends”, “plans”, “thinks”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “our future success depends”, “seek to continue” or the negative of these terms or other comparable terminology. These statements are only predictions.  Actual events or results may differ materially.  In addition, historical information should not be considered an indicator of future performance.  Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section of this report titled “Risk Factors and Uncertainties”.  These factors may cause our actual results to differ materially from any forward-looking statement.

We are a leading supplier of high-performance components and modules for communications applications.  We design, develop, manufacture and market a broad range of high-performance integrated circuits, bandpass filters, resonators, oscillators and other products for communications markets.  The specific applications served by our products in these communication markets include wireless phones, base stations, optical networks and broadband and microwave with a specific focus on radio frequency (RF), analog and mixed-signal applications.  Our components and modules are incorporated into a variety of communications products, including wireless phones and pagers, base stations for wireless communications, digital microwave communication systems, fiber optic telecommunications equipment, satellite communications systems, data and wireless local area networking products, broadband access systems and aerospace applications.  We provide customers with standard and custom products as well as foundry services.

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

Critical Accounting Policies

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

We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized.  During 2001, we determined that a portion of our deferred tax asset would not be realized, and therefore, recorded a valuation allowance for that amount.  We evaluate the need for valuation allowance on a regular basis and adjust as needed.  These adjustments will have an impact on our financial statements in the periods in which they are recorded.

Our cash investment portfolio, both restricted and unrestricted portions, are classified as available-for-sale securities and are comprised of highly-rated, short and medium-term investments, such as U. S. treasury securities and obligations of U. S. government agencies, corporate debt securities and similar low risk investments.  Although we manage investments under an investment policy, economic, market and other events may occur to our investees, which we cannot control.  We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes.

Acquisitions

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

Acquisition of Infineon Technology AG’s (Infineon) GaAs Operations

On April 29, 2002, we announced the acquisition of Infineon’s GaAs semiconductor business with a scheduled closing on July 1, 2002, subject to regulatory approval and customary closing conditions.  If approved, this will add approximately 80 employees.  The acquisition will be accounted for as a purchase transaction.  Infineon will earn the total purchase price over a 24-month period based upon revenues generated by the acquired business with a maximum purchase price of 124.0 million Euro.  The terms of the agreement also provide for a minimum purchase price of 45.0 million Euro plus warranty reserves of 5.0 million Euro payable upon closing, which when converted to US dollars will be approximately $45.0 million.  We have entered into a forward currency contract for 50.0 million Euro to be delivered July 1, 2002.  Certain fixed assets will be purchased at a price determined by their value at the date of closing.  There are also various other guarantees and contingencies which could affect the amount of the final purchase price.

Results of Operations

The following table sets forth the results of our operations expressed as a percentage of revenues.  Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended
	March 31, 2002	March 31, 2001

Revenues	100.0%	100.0%
Cost of goods sold	66.2	53.3
Gross profit	33.8	46.7
Operating expenses:
Research, development and engineering	21.2	10.5
Selling, general and administrative	17.2	11.6
Total operating expenses	38.4	22.1
Income (loss) from operations	(4.6)	24.6
Other income, net	0.2	4.9
Income (loss) before income tax	(4.4)	29.5
Income tax expense (benefit)	(0.9)	9.3
Net income (loss)	(3.5)%	20.2%

Revenues

We derive revenues from the sale of standard and customer–specific products and services.  Our revenues also include non-recurring engineering revenues relating to the development of customer–specific products.  For the three months ended March 31, 2002, revenues were $62.4 million, a decrease of 42.9% from the $109.2 million reported for the three months ended March 31, 2001.  This decrease in revenues reflected decreased revenues from our optical networking components and wireless phone components, offset in part by increases in our filter business, particularly base station filters, IF filters for GAIT phones and RF GPS filters and increases in our broadband and microwave business, particularly in defense and satellite systems. We expect revenues for the three months ended June 30, 2002 to be similar to the three months ended March 31, 2002.

Domestic revenues for the three months ended March 31, 2002 decreased to $28.4 million from $63.4 million for the three months ended March 31, 2001.  International revenues for the three months ended March 31, 2002 decreased to $34.0 million from $45.8 million for the three months ended March 31, 2001.

Gross Profit

Gross profit is equal to revenues less cost of goods sold. Cost of goods sold includes all direct material, labor and overhead expenses and certain production costs related to nonrecurring engineering revenues.  In general, gross profit generated from the sale of customer-specific products and from non-recurring engineering revenues is typically higher than gross profit generated from the sale of standard products.  For the three months ended March 31, 2002, gross profit was $21.1 million, a decrease of 58.7% from the $51.1 million reported for the three months ended March 31, 2001.  The decrease in gross profit was attributable to the decreased demand for our products and underutiliziation of our fabrication facilities.

The operation of our own wafer fabrication facilities entails a high degree of fixed costs and requires an adequate volume of production and sales to be profitable.  During periods of decreased demand, as we have experienced recently, high fixed wafer fabrication costs have a materially adverse effect on our operating results.  We expect gross profit to continue to be affected by decreased absorption of fixed overhead costs associated with decreased demand and production volume, which will continue to affect our results of operations for as long as demand continues at existing, or lower levels.

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

Research, Development and Engineering

Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product research and development expenses.  Research, development and engineering expenses for the three months ended March 31, 2002 increased to $13.2 million from $11.4 million for the three months ended March 31, 2001.  As a percentage of revenues for the three months ended March 31, 2002, research, development and engineering expenses increased to 21.2% from 10.5% for the three months ended March 31, 2001.  The increases in research, development and engineering expenses were primarily due to the engineering and requalification costs associated with the start up and move from our Dallas facility to our Richardson facility and other costs associated with the increased investment in wireless, broadband and microwave products and technologies.  We are committed to substantial investments in research, development and engineering and expect these expenses will continue to increase in the future.

Selling, General and Administrative

Selling, general and administrative expenses include commissions, labor expenses for marketing and administrative personnel, start-up costs for our recently acquired Richardson facility and other corporate administrative expenses.  Selling, general and administrative expenses for the three months ended March 31, 2002 decreased to $10.7 million from $12.7 million for the three months ended March 31, 2001.  This decrease was predominantly due to the reduced selling expense associated with reduced revenues.  Selling, general and administrative expenses as a percentage of revenues for the three months ended March 31, 2002 increased to 17.2% from 11.6% for the three months ended March 31, 2001.

Other Income, Net

Other income, net includes interest income, interest expense and other expenses.  Other income, net for the three months ended March 31, 2002 decreased to $134,000 from $5.4 million for the three months ended March 31, 2001.  This decrease resulted primarily from decreased interest income on investments of $6.1 million, which was attributable to lower interest rates, and a lower level of investments due to our recent capital expenditures, our investment in our Richardson facility and the repurchase of a portion of our convertible subordinated notes.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $548,000 for the three months ended March 31, 2002 compared to the income tax expense of $10.2 million recorded in the three months ended March 31, 2001.  The decrease in income tax expense was attributable to our decreased income before income tax.

We recorded our provision for income taxes based on the current estimate of our annual effective tax rate of 20%.  Our estimated effective tax rate differs from the federal statutory rate primarily because of tax exempt revenues of our Costa Rican facility, which currently operates in a free trade zone, tax exempt interest income earned on certain cash and investment items within the Company’s portfolio and tax credits, these were offset by state taxes and other items.

Liquidity and Capital Resources

As of March 31, 2002, we had cash, cash equivalents and short-term investments of $466.7 million.  In addition, we had $99.0 million of investments in long-term marketable securities, which are investments in high-grade securities whose initial maturity is one year to eighteen months.  As of March 31, 2002, working capital declined to $521.8 million from $560.6 million as of December 31, 2001.  The decrease in working capital was attributable to the purchases of equipment and investments in long-term marketable securities.

For the three months ended March 31, 2002 and March 31, 2001, cash provided by operating activities was $5.1 million and $93.5 million, respectively.  Cash provided by operating activities for the three months ended March 31, 2002 was mainly due to depreciation and amortization, reduction of inventory and tax benefits from stock option exercises, which was offset by net loss and the reduction of accounts payable and accrued expenses. For the three months ended March 31, 2001, cash provided by operating activities was primarily due to net income, adjustment to conform year end of pooled entity, increase tax benefit from stock option exercises and depreciation and amortization offset by increases in inventories and other current assets.

For the three months ended March 31, 2002, cash used in investing activities was $13.3 million, which comprised mainly of purchases of capital equipment.  For the three months ended March 31, 2002, cash provided by investing activities was $31.8 million which was due to the maturity and or sale of investments offset by capital expenditures.

For the three months ended March 31, 2002 and March 31, 2001, cash used in financing activities was $112,000 and $9.0 million, respectively.  The cash used in financing activities for the three months ended March 31, 2002 was from principal payments on capital leases offset by the proceeds from the issuance of common stock.  The cash used in financing activities for the three months ended March 31, 2001 was primarily due to the purchase of treasury stock offset by the proceeds from the issuance of common stock.

In August 2000, we acquired our 420,000 square foot wafer fabrication facility located in Richardson, Texas for $87.0 million.  The acquisition was completed through a financing arrangement in which we contributed $73.0 million and a lender contributed $14.0 million.  The portion contributed by the lender is 97% collateralized by us through pledged investment securities and appears on our balance sheet as “Restricted Long-Term Investments”.  The portion we contributed appears on our balance sheet as “Other Investment”.  The financing qualifies for accounting treatment as an operating lease.  We are required to either make lease payments through August 2005 or purchase the property.  If we elect to purchase the property, we will not have to pay any additional cash but rather assign the pledged securities to the lender.  We may also renew the lease for an additional four-year period in August 2005.  The lease is secured by the value of the property as well as the pledged investment securities. Restrictive covenants are also included in this financing arrangement which requires us to maintain (a) a quick ratio of not less than 1.25 to 1.00, (b) tangible net worth not less than the sum of $425.0 million and (c) a maximum leverage ratio not greater than .50.  As of March 31, 2002, we were in compliance with these restrictive covenants.

We are in the process of consolidating both of our Texas operations into one site at the Richardson facility.  We are also adding approximately 125,000 square feet of administrative and engineering office space to this facility.  The expansion is expected to cost $14.0 million of which, $9.4 million has been paid.  We expect the move and the addition to be completed in the summer of 2002.

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

We are also committed to the purchase of the GaAs operations of Infineon with a scheduled closing on July 1, 2002.  Infineon will earn the total purchase price over a 24-month period based upon revenues generated by the acquired business with a maximum purchase price of 124.0 million Euro.  The terms of the agreement also provide for a minimum purchase price of 45.0 million Euro plus warranty reserves of 5.0 million Euro payable upon closing, which when converted to US dollars will be approximately $45.0 million.

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

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Factors Affecting Future Operating Results

An investment in our common stock is extremely risky.  You should carefully consider the following risk factors and other information in this Quarterly Report on Form 10-Q and the Annual Report on form 10-K filed March 27, 2002 before investing in our common stock.  Our business and the results of operations could be seriously harmed by any of the following risks.  The trading price of our common stock could decline due to any of these risks and you may lose part or all of your investment.

We may face challenges with our potential acquisition of Infineon’s GaAs semiconductor business.

We recently announced our intent to acquire Infineon’s GaAs semiconductor business with a closing scheduled for July 1, 2002.

If the purchase is completed, we face challenges in the:

•    realization of expected benefits from the acquisition such as increased business in Europe;

•    execution of potential supply agreement between Infineon and us until we are able to produce the products within our existing facilities;

•    retention of existing partners and customers;

•             integration of Infineon’s process and technologies into our Oregon facility;

•             integration and retention of Infineon’s employees into the TriQuint culture;

•             unanticipated costs of a foreign subsidiary; and

•    significant management attention and financial resources in assimilating this business.

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

•             variability of the life cycles of our customers’ products;

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

•             significant changes in our and our customers’ inventory levels.

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

Additionally, if our operating results are not within the market’s expectations, then our stock price may fall.  The public stock markets have experienced, and are currently experiencing, extreme price and trading volume volatility, particularly in high technology sectors of the market.  This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies.  These broad market fluctuations may adversely affect the market price of our common stock.

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

Our President and Chief Executive Officer, Steven J. Sharp, announced that he will reduce his involvement in day-to-day management and focus on new technologies and strategic growth opportunities.  Our Board of Directors and management team has begun the process of formulating a succession plan to take place over the course of the next year.  Successfully completing this transition will be important to the continuing success of our company.

Our operating results may suffer if we are unable to successfully transfer our manufacturing operations from our existing Dallas facility to our new Richardson, Texas facility.

We are transitioning our operations from our Dallas, Texas facility to the 420,000 square foot fabrication facility in Richardson, Texas we acquired in 2000.  We are currently in the process of moving equipment, processes and personnel in addition to expanding the Richardson facility.  Given the long lead times associated with bringing a new facility to a fully qualified manufacturing production status, we will incur substantial expenses before achieving volume production in the Richardson facility.  The transfer of our four-inch wafer fabrication processes to the Richardson facility will involve a number of significant risks and uncertainties, including, but not limited to, manufacturing transition, startup or process problems, construction, process qualification, equipment delays, cost overruns or shortages of equipment or materials, any of which may also adversely affect yields.  Should there be delays in commencing production at the Richardson facility, we may not have adequate capacity to respond to all orders during the transition.  We currently produce all of our MMIC products at our Dallas facility, which accounted for approximately 30.0% of our revenues in 2001 and which we expect to account for a substantial portion of our revenues in the future.  There can be no assurance that we will be able to successfully transition our manufacturing operations to the Richardson facility prior to the expiration of our existing Dallas facility’s lease in July 2002 or that we will not experience difficulties in replicating critical manufacturing processes or a reduction in manufacturing output as a result.  We do not intend to extend our lease of our Dallas facility.  Some of our customers may have purchased quantities of our products in recent fiscal quarters in excess of their immediate needs and may continue to do so to protect themselves during the transition.  As a result, our operating results in subsequent quarters may be materially reduced.

Our operating results may suffer due to fluctuations in demand for semiconductors and electronic communications components.

From time to time, the wireless phone, base station, optical network, broadband and microwave markets have experienced significant downturns and wide fluctuations in product supply and demand, often in connection with, or in anticipation of, maturing product cycles, capital spending cycles and declines in general economic conditions.  The cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity.  It has also accelerated the decrease of average selling prices per unit.  We have experienced, and may experience again, periodic fluctuations in our financial results because of these or other industry-wide conditions.  We expect that the current decline in demand for wireless, base station, optical network and broadband and microwave components, including ours, could last throughout 2002, if not longer.  For example, if demand for communications applications were to decrease substantially, demand for the integrated circuits and SAW filter components in these applications would also decline, which would negatively affect our operating results.

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

We have a SAW manufacturing and assembly facility located in Apopka, Florida. We also have an assembly facility for SAW products in San Jose, Costa Rica.  Hurricanes, tropical storms, flooding, tornadoes and other natural disasters are common events for the southeastern part of the United States and in Central America.  Additionally, mud slides, earthquakes and volcanic eruptions could also affect our Costa Rican facility.  Any disruptions from these or other events would have a material adverse impact on our operations and financial results.

Although we have manufacturing and assembly capabilities for our Sawtek products in both Apopka and San Jose, we are only capable of fabricating wafers for those products in our Apopka facility.  As a result, any disruption to our Apopka facility would have a material adverse impact on our operations and financial results.

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

We currently obtain some components, equipment and services for our products from limited or single sources, such as certain ceramic and plastic packages and chemicals.  We purchase these components, equipment and services on a purchase order basis, do not carry significant inventories of components and do not have any long-term supply contracts with these vendors.  Our requirements are relatively small compared to silicon semiconductor manufacturers.  Because we often do not account for a significant part of our vendors’ business, we may not have access to sufficient capacity from these vendors in periods of high demand.  If we were to change any of our sole or limited source vendors, we would be required to requalify each new vendor.  Requalification could prevent or delay product shipments that could negatively affect our results of operations.  In addition, our reliance on these vendors may negatively affect our production if the components, equipment or services vary in reliability or quality.  If we are unable to obtain timely deliveries of sufficient quantities of acceptable quality or if the prices increase, our results of operations could be harmed.

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

Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in our manufacturing process.  For our manufacturing facilities located in Hillsboro, Richardson, Apopka and San Jose, Costa Rica, we provide our own manufacturing waste treatment and contract for disposal of some materials.  We are required to report usage of environmentally hazardous materials.  At our Dallas facility, we utilize Texas Instruments’ industrial wastewater treatment facilities and services for the pre-treatment and discharge of wastewater generated by us.  Our wastewater streams are commingled with those of Texas Instruments and are covered by Texas Instruments’ wastewater permit.

The failure to comply with present or future regulations could result in fines being imposed on us and we could be required to suspend production or cease our operations.  These regulations could require us to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations.  We rely to a great extent on Texas Instruments’ hazardous waste disposal system at our Dallas facility.  Any failure by us, or by Texas Instruments with respect to our Dallas facility, to control the use of, or to adequately restrict the discharge of, hazardous substances could subject us to future liabilities and harm our results of operations.

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

The markets for electronic communications applications in which we participate are subject to intense competition, rapid technological change and short product life cycles.  It is critical for companies such as ours to continually and quickly develop new products to meet the changing needs of these markets.  If we fail to develop new products to meet our customers’ needs on a timely basis, we will not be able to effectively compete in these markets.

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

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems.  If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes or our other obligations, we would be in default under the terms thereof.

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

The increasing demand for electronic communications products has exerted pressure on regulatory bodies worldwide to adopt new standards for these products, generally following extensive investigation of and deliberation over competing technologies.  The delays inherent in the regulatory approval process may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers.  These delays have in the past had, and may in the future have, a negative effect on our sales and our results of operations.

Our revenues are at risk if we do not introduce new products and/or decrease costs.

Historically, the average selling prices of some of our products have decreased over the products’ lives and we expect them to continue to do so.  To offset these decreases, we rely primarily on achieving yield improvements and other cost reductions for existing products and on introducing new products that can often be sold at higher average selling prices. Selling prices for our SAW products have declined due to competitive pricing pressures and to the use of newer surface mount package devices that are smaller and less expensive than previous generation filters.  For example, we have experienced declines in average selling prices for filters for base stations due to the use of surface mount packages.  We believe our future success depends, in part, on our timely development and introduction of new products that compete effectively on the basis of price and performance and adequately address customer requirements.  The success of new product and process introductions depends on several factors, including:

•             proper selection of products and processes;

•             successful and timely completion of product and process development and  commercialization;

•             market acceptance of our or our customers’ new products;

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

If technologies or standards supported by our or our customers’ products become obsolete or fail to gain widespread commercial acceptance, our results of operations may be materially impacted.

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

For our integrated circuit devices, we compete primarily with both manufacturers of high-performance silicon integrated circuits as well as manufacturers of GaAs integrated circuits.  Our silicon-based competitors include companies such as Applied Micro Circuits Corporation, Maxim Integrated Products Inc., Motorola, Philips and STMicroelectronics N.V.  Our GaAs-based competitors include companies such as Alpha Industries Inc., Anadigics Inc., Conexant Systems Inc., Fujitsu Microelectronics, Inc., Infineon Technologies AG, Raytheon, RF Micro Devices and Vitesse Semiconductor Corp. For our SAW devices, our competitors include companies such as CTS Wireless Components, Micro Networks, Phonon, RF Monolithics, Vectron, EPCOS AG, Thomson Microsonics, Fujitsu, Murata and Toyocom.  Competition could also come from companies ahead of us in developing alternative technologies such as SiGe and InP integrated circuits and digital filtering and direct conversion devices.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights.  We currently have patents granted and pending in the United States and elsewhere and intend to seek further international and United States patents on our technology.  We cannot be certain that patents will be issued from any of our pending applications or that patents will be issued in all countries where our products can be sold or that any claims allowed from pending applications or will be of sufficient scope or strength to provide meaningful protection or any commercial advantage.  Our competitors may also be able to design around our patents.  The laws of some countries in which our products are, or may be developed, manufactured or sold, may not protect our products or intellectual property rights to the same extent as do the laws of the United States, increasing the possibility of piracy of our technology and products.  Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology.  Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

Our sales outside of the United States were 54% of revenues for the three months ended March 31, 2002 and 44% of revenues in 2001.  We face inherent risks from these sales, including:

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

Following periods of volatility in the market price of a company’s stock, some stockholders may file securities class action litigation.  For example, in 1994, a stockholder class action lawsuit was filed against us, our underwriters and some of our officers, directors and investors, which alleged that we, our underwriters and certain of our officers, directors and investors intentionally misled the investing public regarding our financial prospects.  We settled the action and recorded a special charge of $1.4 million associated with the settlement of this lawsuit and related legal expenses, net of accruals, in 1998.  Any future securities class action litigation could be expensive and divert our management’s attention and harm our business, regardless of its merits.

Our stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile.  The market price of our common stock may experience significant fluctuations in the future.  For example, our common stock price has fluctuated from a high of approximately $32.73 to a low of approximately $8.90 during the 52 weeks ended March 31, 2002.  This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance.  In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

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

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
MARKET AND INTEREST RATE RISK

We are exposed to minimal market risks.  We manage the sensitivity of our results of operations to these risks by maintaining an investment policy which allows only high-rated securities.  Our investments, both restricted and unrestricted, are classified as available-for-sale securities and are comprised of highly rated, short and medium-term investments, such as U.S. government agencies, corporate debt securities and other such low risk investments. Although we manage investments under an investment policy, economic, market and other events may occur to our investees, which we cannot control. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency exchange fluctuations, as we sell our products internationally and have an operation in Costa Rica.  We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operation by denominating most transactions in U.S. dollars.  We have engaged in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments that are not denominated in U.S. dollars.  At March 31, 2002, we had no open commitments to purchase foreign currency.

Our convertible subordinated notes due 2007 have a fixed interest rate of 4%.  Consequently, we do not have significant cash flow exposure on our long-term debt.  However, the fair value of the convertible subordinated notes is subject to significant fluctuations due to their convertibility into shares of our stock and other market conditions.

We are exposed to interest rate risk if we use additional financing to fund capital expenditures. The interest rate that we may be able to obtain on financings will depend on market conditions at that time and may differ from the rates we have secured in the past.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

From time to time we are involved in judicial and administrative proceedings incidental to our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriQuint Semiconductor, Inc.

Dated: May 8, 2002	/s/	Steven J. Sharp
STEVEN J. SHARP
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2002	/s/	Raymond A. Link
RAYMOND A. LINK
Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)