Form 10-Q
period 2002-06-30
TRIQUINT SEMICONDUCTOR INC
filed 2002-08-13
CIK 913885

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

(503) 615-9000
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 31, 2002, there were 132,072,010 shares of the registrant's common stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues	$61,232	$79,481	$123,583	$188,711
Cost of goods sold	38,916	51,321	80,210	109,492

Gross profit	22,316	28,160	43,373	79,219
Operating expenses:
Research, development and engineering	12,201	12,393	25,441	23,830
Selling, general and administrative	10,671	11,161	21,358	23,903

Total operating expenses	22,872	23,554	46,799	47,733

Income (loss) from operations	(556)	4,606	(3,426)	31,486

Other income (expense):
Interest income	3,007	7,790	6,073	16,973
Interest expense	(3,259)	(3,801)	(6,598)	(7,628)
Other, net	4,130	(1,025)	4,537	(1,026)

Total other income, net	3,878	2,964	4,012	8,319

Income before income tax	3,322	7,570	586	39,805
Income tax expense	899	2,865	351	13,056

Net income	$2,423	$4,705	$235	$26,749

Per share data:
Basic	$0.02	$0.04	$0.00	$0.21

Weighted-average common shares	131,656,161	129,414,101	131,470,021	129,247,214

Diluted	$0.02	$0.03	$0.00	$0.20

Weighted-average common and common equivalent shares	134,843,992	135,723,492	134,891,614	135,950,876

See notes to Condensed Consolidated Financial Statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2002	December 31, 2001(1)
Assets
Current assets:
Cash and cash equivalents	$292,603	$261,728
Investments in marketable securities	165,008	246,775
Accounts receivable, net	33,028	34,532
Inventories, net	29,851	34,836
Deferred income taxes	11,359	11,359
Other current assets	58,201	12,623

Total current assets	590,050	601,853

Long-term investments in marketable securities	104,954	73,028
Property, plant and equipment, net	225,092	214,402
Deferred income taxes	23,761	23,761
Other investment	73,617	73,617
Restricted long-term assets	14,547	14,547
Other non-current assets, net	21,191	19,665

Total assets	$1,053,212	$1,020,873

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of capital lease and installment note obligations	$754	$1,580
Accounts payable and accrued expenses	79,501	39,660

Total current liabilities	80,255	41,240
Long-term debt, less current installments	284,500	296,859

Total liabilities	364,755	338,099

Stockholders' equity:
Common stock	457,495	451,834
Accumulated other comprehensive income	245	458
Unearned ESOP compensation	(390)	(390)
Retained earnings	231,107	230,872

Total stockholders' equity	688,457	682,774

Total liabilities and stockholders' equity	$1,053,212	$1,020,873

(1)
The information in this column was derived from the Company's audited financial statements as of December 31, 2001.

See notes to Condensed Consolidated Financial Statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	March 31, 2002
Cash flows from operating activities:
Net income	$235	$26,749	$2,423	$(2,188)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,374	13,702	9,022	8,352
Deferred income taxes	—	3,690	—	—
Income tax benefit of stock option exercises	980	6,062	638	342
Adjustment to conform year end of pooled entity	—	39,099	—	—
Loss (gain) on disposal of assets	391	(758)	6	385
Gain on extinguishment of debt	(2,298)	—	(2,298)	—
Loss on investments	3,242	1,308	3,242	—
Unrealized gain on forward contract	(4,570)	—	(4,570)	—
Changes in assets and liabilities:
Decrease in:
Accounts receivable	1,504	31,609	1,155	349
Inventories	4,985	3,463	(1,425)	6,410
Prepaid expenses and other assets	4,618	(3,759)	4,058	560
Decrease in:
Accounts payable and accrued expenses	(5,159)	(9,557)	3,933	(9,092)

Net cash provided by operating activities	21,302	111,608	16,184	5,118
Cash flows from investing activities:
Purchase of available-for-sale investments	(233,681)	(304,586)	(78,171)	(155,510)
Maturity/sale of available-for-sale investments	283,314	408,306	121,126	162,188
Decrease in restricted long-term assets	—	38,250	—	—
Advances to or investment in other companies	(5,996)	(1,000)	(827)	(5,169)
Acquisition costs	(427)	—	(427)	—
Capital expenditures	(27,699)	(108,938)	(12,859)	(14,840)
Proceeds from sale of assets	—	1,377	—	—

Net cash provided by investing activities	15,511	33,409	28,842	(13,331)
Cash flows from financing activities:
Principal payments under capital lease obligations	(1,185)	(1,349)	(315)	(870)
Purchase of common stock for treasury	—	(9,778)	—	—
Repurchase of convertible subordinated notes	(9,435)	—	(9,435)	—
Issuance of common stock, net	4,682	6,342	3,924	758

Net cash used in financing activities	(5,938)	(4,785)	(5,826)	(112)
Net increase in cash and cash equivalents	30,875	140,232	39,200	(8,325)
Cash and cash equivalents at the beginning of the period	261,728	163,747	253,403	261,728

Cash and cash equivalents at the end of the period	$292,603	$303,979	$292,603	$253,403

See notes to Condensed Consolidated Financial Statements.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of TriQuint Semiconductor, Inc. (the "Company") for the fiscal year ended December 31, 2001, as included in the Company's 2001 Annual Report on Form 10-K as filed with the SEC on March 27, 2002.

        The Company's fiscal quarters end on the Saturday nearest the end of the calendar quarter. For convenience, the Company has indicated that its second quarter ended on June 30. The Company's fiscal year ends on December 31.

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

        The following is a reconciliation of the basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,
			Six Months Ended June 30,

				2001
	2002	2001	2002
Income available to stockholders	$2,423	$4,705	$235	$26,749

Shares for basic earnings per share:
Weighted-average common shares	131,656	129,414	131,470	129,247
Effect of dilutive securities:
Stock options	3,188	6,310	3,422	6,704

Shares for dilutive earnings per share:	134,844	135,724	134,892	135,951

Per share data:
Basic	$0.02	$0.04	$0.00	$0.21

Diluted	$0.02	$0.03	$0.00	$0.20

        Stock options and other exercisable convertible securities totaling approximately 15,757 and 14,888 shares for the three and six months ended June 30, 2002 and 10,816 and 8,943 shares for the three and six months ended June 30, 2001 were not included in the diluted net income per share calculations, because to do so would have been antidilutive.

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

        The provision for income taxes has been recorded based on the current estimate of the Company's annual effective tax rate. For periods of income reported, this rate differs from the federal statutory rate primarily because of tax exempt income earned by the Costa Rican facility, which currently operates in a free trade zone, tax exempt interest income earned on certain cash and investment items within the Company's portfolio and tax credits, which are offset by state taxes and other items.

5.    Investments in Marketable Securities

        The Company classifies its investments in marketable securities as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Investments in marketable securities are comprised of U.S. treasury securities and obligations of U.S. government agencies, municipal notes and bonds, corporate debt securities and other investments. Investments are recorded at fair value. Unrealized gains and losses, net of tax, on investments are reported as a separate component of stockholders' equity.

6.    Investments in Other Companies

        The Company has made several investments in small, privately held technology companies in which the Company holds less than 20% of the capital stock and does not influence control. The Company accounts for these investments using the cost method. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when a permanent decline is evident. During the three months ended June 30, 2002, the Company recorded an impairment of the value of one of these investments of $3.3 million based on a subsequent round of financing.

7.    Inventories

        Inventories, net of reserves of $19.0 million and $20.2 million as of June 30, 2002 and December 31, 2001, respectively, are stated at the lower of cost or market and consist of (in thousands):

	June 30, 2002	December 31, 2001
Raw material	$12,141	$18,824
Work in progress	8,742	8,729
Finished goods	8,968	7,283

Total inventories, net	$29,851	$34,836

8.    Convertible Subordinated Notes

        During the second quarter of 2002, the Company repurchased $12.0 million principal amount of its convertible subordinated notes at the then current market prices. This resulted in a gain of $2.3 million, net of deferred financing fees.

9.    Stockholders' Equity

        Components of stockholders' equity (in thousands, except per share amounts):

	June 30, 2002	December 31, 2001
Common stock, $.001 par value, 600,000 shares authorized, 132,044 and 131,141 outstanding at June 30, 2002 and December 31, 2001, respectively	$132	$131
Additional paid-in capital	$457,363	$451,703

10.    Supplemental Cash Flow Information

	Six Months Ended
	June 30, 2002	June 30, 2001
	(in thousands)
Cash transactions:
Cash paid for interest	$6,057	$7,077
Cash paid for income taxes	$785	$11,523

11.    Comprehensive Income

        The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income	$2,423	$4,705	$235	$26,749
Change in net unrealized gain (loss) on available-for-sale investments	874	422	(213)	198

Comprehensive income	$3,297	$5,127	$22	$26,947

12.    Foreign Currency Exchange Contract

        In connection with the Company's commitment to acquire Infineon Technologies AG's ("Infineon") gallium arsenide semiconductor business ("Infineon's GaAs Business"), the Company entered into a forward currency exchange contract on April 30, 2002 for delivery of EUR 50.0 million on July 1, 2002 at an exchange rate of $.90 to EUR 1.0.

        On June 30, 2002, the Company recorded an unrealized gain on the forward currency transaction of $4.6 million.

13.    Special Purpose Entity—Off-Balance Sheet Financing

        In August 2000, the Company acquired a 420,000 square foot wafer fabrication facility located in Richardson, Texas for $87 million. The acquisition was financed by a special purpose entity ("SPE") sponsored by a financial institution in which the Company contributed $73 million and a lender contributed $14 million. The portion contributed by the lender is 97% collateralized by the Company through pledged investment securities and appears on the Company's balance sheet as "Restricted Long-Term Assets". The portion contributed by the Company appears on the Company's balance sheet as "Other Investment". The SPE is not consolidated in the Company's financial statements and the Company has accounted for the arrangement as an operating lease. The Company is required to make lease payments through August 2005 or purchase the property. If the Company elects to purchase the property, the Company will assign the pledged securities to the lender and incur some incidental cash expenditures to obtain title to the property. The Company may also renew the lease for an additional four-year period in August 2005. The lease is secured by the value of the property as well as the pledged investment securities. Restrictive covenants are also included in this financing arrangement which require the Company to maintain (a) a quick ratio of not less that 1.25 to 1.00, (b) tangible net worth not less than the sum of $425 million and (c) a maximum leverage ratio not greater than 0.50. As of June 30, 2002, the Company was in compliance with these restrictive covenants.

14.    Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 on January 1, 2003.

        In April 2002, the FASB issued Statement No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. The Company has adopted SFAS 145 as of January 1, 2002.

        In July 2002, the FASB issued FASB Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities", which changes the way a company will report the expenses related to restructuring. SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002.

15.    Subsequent Events

        On July 1, 2002, the Company closed the acquisition of Infineon's GaAs Business. The Company added approximately 60 employees as part of the acquisition. The acquisition will be accounted for as a purchase transaction. At the closing date, the Company paid Infineon EUR 50.0 million ($45.0 million at forward contract rate of $.9000/EUR1.00), of which EUR 5.0 million ($4.5 million at forward contract rate of $.9000/EUR1.00) is held in a one year warranty escrow. Pursuant to the purchase agreement, Infineon may earn up to an additional EUR 74.0 million over a 24-month period based upon revenues generated by the acquired business, for an aggregate purchase price of EUR 124.0 million. Subsequent to the close of the acquisition, certain fixed assets were also purchased for EUR5.5 million less EUR1.5 million in funded liabilities acquired ($4.0 million at various spot rates). There are also various other guarantees and contingencies which could affect the amount of the final purchase price.

        On July 1, 2002, the Company closed the acquisition of a portion of the assets of IBM's wireless phone chipset business. The Company added 9 employees as part of the acquisition. The acquisition will be accounted for as a purchase transaction. At the closing date, the Company made an initial payment of approximately $21.8 million to IBM for the related assets. Subsequent adjustments contingent upon business volumes measured over the next 18 months could increase the final aggregate purchase price up to $40.0 million.

        On July 12, 2002, the Company invested $11 million in a private technology company in the wireless communications business. In addition, the Company sold certain assets valued at $3 million to this company. The Company received a secured convertible promissory note in the amount of $14 million bearing interest at a rate of 8% and stock warrants.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to operating results; demand for integrated circuits and the electronic products into which they are manufactured, including wireless phones; investments in new facilities; sales to a limited number of customers; new competitive technologies; growth and diversification of our markets; startup of new facilities; transition of manufacturing processes from four-inch to six-inch wafers; integration of our acquisitions of Sawtek Inc. (Sawtek), Infineon's GaAs business, IBM's wireless phone chipset business, investments in other closely held companies and integration of any future acquisitions. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "anticipates", "intends", "plans", "thinks", "believes", "estimates", "predicts", "potential", "continue", "our future success depends", "seek to continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section of this report titled "Factors Affecting Future Operating Results". These factors may cause our actual results to differ materially from any forward-looking statement.

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

        Our products are designed on various wafer substrates such as gallium arsenide (GaAs), silicon germanium (SiGe) and quartz, using a variety of devices including Pseudomorphic High Electron Mobility Transistor (pHEMT), Heterojunction Bipolar Transistor (HBT), Heterostructure Field Effect Transistor (HFET), Metal Semiconductor Field Effect Transistor (MESFET) and Surface Acoustic Wave (SAW). Using these materials, devices and our proprietary technology, our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at much higher speeds than silicon devices, or operate at the same speeds with reduced power consumption. We sell our products worldwide to end-user customers, including Agere Systems Inc., The Boeing Company, Ericsson Inc., Kyocera, LG Group, Motorola, Inc., Nokia Corporation, Northrop Grumman Corporation, Nortel Networks Corporation, Raytheon Company and Samsung Microelectronics.

        In the United States, we have design and manufacturing facilities in Oregon, Texas and Florida and a design facility in New England. We also have an assembly facility in Costa Rica and design centers in Taiwan and Germany. We own and operate our own wafer fabrication and product test facilities and use our proprietary processes to produce RF, analog and mixed-signal components and modules cost-effectively in high volumes. We believe that control of these manufacturing processes provides us with a reliable source of supply, greater opportunities to enhance quality, reliability and manufacturing efficiency. In addition, control of our manufacturing process and our combined research and design capabilities assist us to develop new processes and products and to be more responsive to customer requirements. We have also established a strategic foundry business serving leading communications companies.

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

        We state our inventories at the lower of cost or market. We use a standard cost methodology to determine our cost basis for our inventories. This methodology approximates actual cost on a first-in, first-out basis. Our accounts receivables represent those amounts which have been billed to our customers but not yet collected. We establish an allowance for doubtful accounts for the portion of those accounts which we determine may become uncollectible.

        We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized. During 2001, we determined it to be more likely than not that a portion of our deferred tax asset would not be realized, and therefore, recorded a valuation allowance for that amount. We evaluate the need for valuation allowance on a regular basis and adjust as needed. These adjustments will have an impact on our financial statements in the periods in which they are recorded.

        We have made several investments in small, privately held technology companies in which we hold less than 20% of the capital stock. We account for these investments using the cost method. We monitor these investments for impairment and make appropriate reductions in carrying value when a permanent decline is evident.

        Our cash investment portfolio, both restricted and unrestricted portions, are classified as available-for-sale securities and are comprised of highly-rated, short and medium-term investments, such as U.S. treasury securities and obligations of U.S. government agencies, corporate debt securities and similar low risk investments. Although we manage investments under an investment policy, economic, market and other events may affect our investees, which we cannot control. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes.

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

Acquisition of Infineon's GaAs Business

        On July 1, 2002, we closed the acquisition of Infineon's GaAs Business. We added approximately 60 employees as part of the acquisition. The acquisition will be accounted for as a purchase transaction. At the closing date, we paid Infineon EUR 50.0 million ($45.0 million at forward contract rate of $.9000/EUR1.00), of which EUR 5.0 million ($4.5 million at forward contract rate of $.9000/EUR1.00) is held in a one year warranty escrow. Pursuant to the purchase agreement, Infineon may earn up to an additional EUR 74.0 million over a 24-month period based upon revenues generated by the acquired business, for an aggregate purchase price of EUR 124.0 million. Subsequent to the close of the acquisition, certain fixed assets were also purchased for EUR5.5 million less EUR1.5 million in funded liabilities acquired ($4.0 million at various spot rates). There are also various other guarantees and contingencies which could affect the amount of the final purchase price.

Acquisition of a portion of the assets of IBM's wireless phone chipset business

        On July 1, 2002, we closed the acquisition of a portion of the assets of IBM's wireless phone chipset business. We added 9 employees as part of the acquisition. The acquisition will be accounted for as a purchase transaction. At the closing date, we paid $21.8 million to IBM for the related assets. Subsequent adjustments contingent upon business volumes could increase the final aggregate purchase price up to $40.0 million.

Results of Operations

        The following table sets forth the results of our operations expressed as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.6	64.6	64.9	58.0

Gross profit	36.4	35.4	35.1	42.0
Operating expenses:
Research, development and engineering	19.9	15.6	20.6	12.6
Selling, general and administrative	17.4	14.0	17.3	12.7

Total operating expenses	37.3	29.6	37.9	25.3

Income (loss) from operations	(0.9)	5.8	(2.8)	16.7
Other income, net	6.3	3.7	3.3	4.4

Income before income tax	5.4	9.5	0.5	21.1
Income tax expense	1.4	3.6	0.3	6.9

Net income	4.0%	5.9%	0.2%	14.2%

Revenues

        We derive revenues from the sale of standard and customer-specific products and services. Our revenues also include non-recurring engineering revenues relating to the development of customer-specific products. For the three months ended June 30, 2002, revenues were $61.2 million, a decrease of 23.0% from the $79.5 million reported for the three months ended June 30, 2001. For the six months ended June 30, 2002, revenues were $123.6 million, a decrease of 34.5% from the $188.7 million reported for the three months ended June 30, 2001. The decrease in revenues for the three months and six months ended June 30, 2002 reflected decreased revenues from our optical networking components and semiconductor products for wireless phones, offset in part by increases in our filter business, particularly duplexers, RF filters and IF filters for GSM and CDMA phones and increases in our broadband and microwave business, particularly in defense related products. We expect revenues for the three months ended September 30, 2002 to be higher than the three months ended June 30, 2002, primarily from revenue to be generated from the Infineon and IBM businesses we acquired in July 2002.

        Domestic revenues for the three and six months ended June 30, 2002 decreased to $28.9 million and $57.3 million, respectively, from $46.3 million and $109.7 million for the three and six months ended June 30, 2001, respectively. International revenues for the three and six months ended June 30, 2002 decreased to $32.3 million and $66.3 million, respectively, from $33.2 million and $79.1 million for the three and six months ended June 30, 2001.

Gross Profit

        Gross profit is equal to revenues less cost of goods sold. Cost of goods sold includes all direct material, labor and overhead expenses and certain production costs related to nonrecurring engineering revenues. In general, gross profit generated from the sale of customer-specific products and from non-recurring engineering revenues is typically higher than gross profit generated from the sale of standard products. For the three months ended June 30, 2002, gross profit was $22.3 million, a decrease of 20.9% from the $28.2 million reported for the three months ended June 30, 2001. For the six months ended June 30, 2002, gross profit was $43.4 million, a decrease of 45.2% from the $79.2 million reported for the six months ended June 30, 2001. The decrease in gross profit was attributable to the decreased demand for our products and underutiliziation of our fabrication facilities.

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

Research, Development and Engineering

        Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product research and development expenses. Research, development and engineering expenses for the three months ended June 30, 2002 decreased to $12.2 million from $12.4 million for the three months ended June 30, 2001. As a percentage of revenues for the three months ended June 30, 2002, research, development and engineering expenses increased to 19.9% from 15.6% for the three months ended June 30, 2001. For the six months ended June 30, 2002, research, development and engineering expenses increased to $25.4 million from $23.8 million for the six months ended June 30, 2001. As a percentage of revenues for the six months ended June 30, 2002, research, development and engineering expenses increased to 20.6% from 12.6% for the six months ended June 30, 2001. The decrease in research, development and engineering expenses for the three month period ended June 30, 2002 was primarily due to a reduction of our engineering costs and capacity associated with our optical networking products. The increase in research, development and engineering expenses for the six month period ended June 30, 2002 was primarily due to the engineering and requalification costs associated with the start up and move from our Dallas facility to our Richardson facility and other costs associated with the increased investment in wireless, broadband and microwave products and technologies. We are committed to substantial investments in research, development and engineering and expect these expenses will continue to increase in the future. In addition, we expect these expenses will increase in the three months ended September 30, 2002 compared to the three months ended June 30, 2002 due to added costs associated with the acquisition of the Infineon and IBM businesses in July 2002. We also expect to record a charge estimated in the range of $5 million to $10 million during the three months ended September 30, 2002 for the write-off of acquired in-process research and development from these businesses

Selling, General and Administrative

        Selling, general and administrative expenses include commissions, labor expenses for marketing and administrative personnel, start-up costs for our recent move to our Richardson facility and other corporate administrative expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2002 decreased to $10.7 million and $21.4 million, respectively, from $11.2 million and $23.9 for the three and six months ended June 30, 2001, respectively. This decrease was predominantly due to the reduced selling expense associated with reduced revenues offset by start-up costs for our move to our Richardson facility. Selling, general and administrative expenses as a percentage of revenues for the three and six months ended June 30, 2002 increased to 17.4% and 17.3%, respectively, from 14.0% and 12.7% for the three and six months ended June 30, 2001, respectively. In addition, we expect these expenses will increase in the three months ended September 30, 2002 compared to the three months ended June 30, 2002 due to added costs associated with the acquisition of the Infineon and IBM businesses in July 2002.

Other Income, Net

        Other income, net includes interest income, interest expense and other expenses. Other income, net for the three months ended June 30, 2002 increased to $3.9 million from $3.0 million for the three months ended June 30, 2001. Other income, net for the six months ended June 30, 2002 decreased to $4.0 million from $8.3 million for the six months ended June 30, 2001. The decrease in other income, net for the comparative three month and six month periods ended June 30, 2002 and June 30, 2001, respectively, resulted primarily from decreased interest income on investments, which was attributable to lower interest rates, a lower level of investments due to our recent capital expenditures, our investment in our Richardson facility and the repurchase of a portion of our convertible subordinated notes. This decrease was offset in the three months ended June 30, 2002 by a $4.6 million unrealized gain on a forward currency contract, a $2.3 million gain on the repurchase of a portion of our convertible subordinated notes, offset by a $3.3 million impairment of one of our equity investments.

Income Tax Expense

        We recorded an income tax expense of $899,000 and $351,000 for the three and six months ended June 30, 2002, respectively, compared to the income tax expense of $2.9 million and $13.1 million recorded in the three and six months ended June 30, 2001, respectively. The decrease in income tax expense was attributable to our decreased income before income tax.

        We recorded our provision for income taxes based on the current estimate of our annual effective tax rate of 60.0%. Our estimated effective tax rate differs from the federal statutory rate primarily because of tax exempt income of our Costa Rican facility, which currently operates in a free trade zone, tax exempt interest income earned on certain cash and investment items within our portfolio and tax credits, which were offset by state taxes and other items.

Liquidity and Capital Resources

        As of June 30, 2002, we had cash, cash equivalents and short-term investments of $457.6 million. In addition, we had $105.0 million of investments in long-term marketable securities, which are investments in high-grade securities whose initial maturity is one year to 18 months. As of June 30, 2002, working capital declined to $509.8 million from $560.6 million as of December 31, 2001. The decrease in working capital was attributable to the repurchase of convertible debt, purchases of equipment and investments in long-term marketable securities.

        For the six months ended June 30, 2002 and June 30, 2001, cash provided by operating activities was $21.3 million and $111.6 million, respectively. Cash provided by operating activities for the three months ended June 30, 2002 was mainly due to depreciation and amortization, reduction of inventory, loss on investments and reduction of prepaid and other assets, which was offset by a gain on extinguishment of debt, the unrealized gain on a forward contract and the reduction of accounts payable and accrued expenses. For the six months ended June 30, 2001, cash provided by operating activities was primarily due to net income, adjustment to conform year end of pooled entity, increase tax benefit from stock option exercises, decease of accounts receivable and depreciation and amortization, offset by increases in prepaid and other assets and decreases in accounts payable and accrued expenses.

        For the six months ended June 30, 2002, cash provided by investing activities was $15.5 million which comprised mainly net sales/maturity of investments, offset by purchases of capital equipment and advances to or investments in other companies. For the six months ended June 30, 2001, cash provided by investing activities was $33.4 million, which was due to the net maturity and sale of investments and a decrease in restricted investments, offset by capital expenditures.

        For the six months ended June 30, 2002, cash used in financing activities was $5.9 million. For the six months ended June 30, 2001, cash used in financing activities was $4.8 million. The cash used in financing activities for the six months ended June 30, 2002 was from principal payments on capital leases and the repurchase of convertible subordinated notes, offset by the proceeds from the issuance of common stock. The cash used in financing activities for the six months ended June 30, 2001 was primarily due to the purchase of treasury stock and principal payments on capital leases, offset by the proceeds from the issuance of common stock.

        In August 2000, we acquired our 420,000 square foot wafer fabrication facility located in Richardson, Texas for $87.0 million. The acquisition was completed through a financing arrangement in which we contributed $73.0 million and a lender contributed $14.0 million. The portion contributed by the lender is 97% collateralized by us through pledged investment securities and appears on our balance sheet as "Restricted Long-Term Investments". The portion we contributed appears on our balance sheet as "Other Investment". The financing qualifies for accounting treatment as an operating lease. We are required to either make lease payments through August 2005 or purchase the property. If we elect to purchase the property, we will assign the pledged securities to the lender and incur some incidental cash expenditures to obtain title to the property. We may also renew the lease for an additional four-year period in August 2005. The lease is secured by the value of the property as well as the pledged investment securities. Restrictive covenants are also included in this financing arrangement which requires us to maintain (a) a quick ratio of not less than 1.25 to 1.00, (b) tangible net worth not less than the sum of $425.0 million and (c) a maximum leverage ratio not greater than .50. As of June 30, 2002, we were in compliance with these restrictive covenants.

        In February and March 2000, we completed a private placement of $345.0 million (net proceeds of $333.9 million) of 4% convertible subordinated notes due 2007. The notes are unsecured obligations, are initially convertible into our common stock at a conversion price of $67.80 per share and are subordinated to all of our present and future senior indebtedness. To date, we have repurchased approximately $60.5 million of the 4% convertible subordinated notes due 2007. We are currently evaluating opportunities to repurchase additional portions of the debt and may from time to time repurchase portions of the debt. We have, in prior periods, completed public offerings of our common stock in order to fund our operating and capital needs. In addition, we have funded our operations to date through other private sales of equity, borrowings, equipment leases and cash flow from operations.

        On July 1, 2002, we closed the acquisition of Infineon's GaAs Business. We added approximately 60 employees as part of the acquisition. The acquisition will be accounted for as a purchase transaction. At the closing date, we paid Infineon EUR 50.0 million ($45.0 million at forward contract rate of $.9000/EUR1.00), of which EUR 5.0 million ($4.5 million at forward contract rate of $.9000/EUR1.00) is held in a one year warranty escrow. Pursuant to the purchase agreement, Infineon may earn up to an additional EUR 74.0 million over a 24-month period based upon revenues generated by the acquired business, for an aggregate purchase price of EUR 124.0 million. Subsequent to the close of the acquisition, certain fixed assets were also purchased for EUR 4.0 million ($4.0 million at various spot rates). There are also various other guarantees and contingencies which could affect the amount of the final purchase price.

        On July 1, 2002, we closed the acquisition of a portion of the assets of IBM's wireless phone chipset business. We added 9 employees as part of the acquisition. The acquisition will be accounted for as a purchase transaction. At the closing date, we paid $21.8 million to IBM for the related assets. Subsequent adjustments contingent upon business volumes could increase the final aggregate purchase price up to $40.0 million.

        We believe that our current cash, cash equivalent and short-term investments balances, together with cash anticipated to be generated from operations and any financing arrangements we may enter into, will satisfy our projected working capital and capital expenditure requirements and possible future acquisitions, at a minimum, through the next 12 months. However, we may be required to finance any additional requirements through additional equity, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

Recent Accounting Pronouncements

        See Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Factors Affecting Future Operating Results

        An investment in our common stock is extremely risky. You should carefully consider the following risk factors and other information in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2002 before investing in our common stock. Our business and the results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks and you may lose part or all of your investment.

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

  •
  our ability to successfully integrate the operations of acquired businesses and to retain the customers of acquired businesses; and

  •
  significant changes in our and our customers' inventory levels.

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

We may face challenges with our integration of Infineon's GaAs business and the acquired assets of IBM's wireless phone chipset business and, as a result, may not realize the expected benefits of those acquisitions.

        On July 1, 2002, we completed the acquisition of Infineon's GaAs semiconductor business and a portion of the assets of IBM's wireless phone chipset business.

        The challenges involved in integrating these businesses include:

  •
  realization of expected benefits from the acquisitions such as increased business in Europe;

  •
  fulfilment of the supply agreement between Infineon and us until we are able to produce the products within our existing facilities;

  •
  retention of existing partners and customers;

  •
  transfer and integration of Infineon's process and technologies into our Oregon facility;

  •
  redesign of Infineon products to allow for manufacture in our Oregon facility;

  •
  integration and retention of Infineon's and IBM's employees into the TriQuint culture;

  •
  incremental costs associated with a foreign subsidiary such as taxes, duties, and employee benefits;

  •
  significant management attention and financial resources in assimilating these businesses; and

  •
  increased complexity of our corporate structure requiring additional resources for such responsibilities as tax planning, foreign currency management and risk management.

We face continuing challenges in integrating Sawtek and, as a result, may not realize the expected benefits of the acquisition of Sawtek.

        Integrating the operations, systems and personnel of TriQuint and Sawtek, as with all mergers of companies, is a complex process and we are uncertain that the integration will be completed in a timely manner or will achieve the anticipated benefits of the merger. The continuing challenges involved in this integration include:

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

If investors or financial or industry analysts do not think our integration of our acquisitions are proceeding as anticipated or that the benefits of the acquisitions are not going to be realized, the market price of our common stock may decline.

        The market price of our common stock may decline if:

  •
  the integration of Sawtek and the IBM and Infineon businesses are not completed in a timely and efficient manner;

  •
  our assumptions about Sawtek's business model and operations and those of the IBM and Infineon businesses, considered on a stand-alone basis and their role in our business model, such as our ability to introduce new products incorporating acquired technology;

  •
  the effect of the acquisitions on our financial results is not consistent with the expectations of financial or industry analysts; or

  •
  following the acquisitions, our stockholders that hold relatively larger interests in our company may decide to dispose of their shares because the results of the acquisitions are not consistent with their expectations.

We are currently undergoing a management transition.

        We recently announced the appointment of Ralph Quinsey as our President and Chief Executive Officer. Steven J. Sharp, our former President and Chief Executive Officer who announced his intent to reduce his involvement in the day-to-day management of our company in October 2001, remains our working Chairman of the Board and will focus on new technologies and strategic growth opportunities. In addition, we recently announced a corporate reorganization of our company into four business units, each of which is managed by an Office of the President. Our success will depend, in part, on our ability to manage this management transition and reorganization and on the ability of our executive officers to operate effectively, both independently and as a group. The manner in which the new management team conducts the business of our company, and the direction in which the new management team moves the business, may differ from the manner and direction in which the former management has directed our company in the past. If we fail to manage this management transition effectively, our operating results could be negatively affected.

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

        Recently, the electronic communications markets have reversed their previous pattern of growth. These markets may not resume historical growth rates. Additionally, if these markets do not recover and demand for electronic communications applications continues to decline, our operating results could suffer.

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

        The fabrication of integrated circuits, particularly those made of GaAs, is a highly complex and precise process. Our integrated circuits are currently manufactured on wafers made of GaAs and SiGe. Our SiGe products are currently manufactured externally by Atmel, our strategic partner in the development of these products and by IBM. Our SAW filters are currently manufactured primarily on quartz wafers. During manufacturing, each wafer is processed to contain numerous integrated circuits or SAW filters. We may reject or be unable to sell a substantial percentage of wafers or the components on a given wafer because of:

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

We face risks from changes in tax regulations.

        We are subject to taxation in many different countries and localities worldwide. In some jurisdictions, we have employed specific business strategies to minimize our tax exposure. To the extent the tax laws and regulations in these various countries and localities could change, our tax liability in general could increase or our tax saving strategies could be threatened. Such changes could have a material adverse effect on our operations and financial results.

        For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 100% exemption from Costa Rican income taxes through 2003 and a 50% exemption through 2007. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative impact on our net income.

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

        We currently utilize subcontractors for the majority of our integrated circuit assemblies. IBM and Atmel manufacture all of our SiGe products. Infineon continues to manufacture our products acquired from them while we transfer the manufacturing processes to our Oregon facility. Infineon will also continue to provide assembly and test services for an indeterminant period of time after the transfer of manufacturing processes. There are certain risks associated with dependence on third party providers, such as minimal control over delivery scheduling, adequate capacity during demand peaks, warranty issues and protection of intellectual property. Additionally, if these subcontractors are unable to meet our needs, it could prevent or delay production shipments that could negatively affect our results of operations. If we were to change any of our subcontractors, we would be required to requalify each new subcontractor, which could also prevent or delay product shipments that could negatively affect our results of operations. In addition, our reliance on these subcontractors may negatively affect our production if the services vary in reliability or quality. If we are unable to obtain timely service of acceptable quality or if the prices increase, our results of operations could be harmed.

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

        We have converted a portion of our existing Hillsboro facility to accommodate equipment that uses six-inch (150-millimeter) wafer production. Some of our production has been converted to six-inch wafers and some has yet to be converted from four-inch wafers. We have very limited experience processing six-inch wafers in our fabrication facilities. Our inexperience may result in lower yields and higher unit production costs. We may be required to redesign our processes and procedures substantially to accommodate the larger wafers. As a result, converting to six-inch wafer production may take longer than planned, could interrupt production of integrated circuits from four-inch wafers and could harm our results of operations. If we fail to successfully transition the remaining products on four-inch wafers to six-inch wafers or our manufacturing yields decline, our relationships with our customers may be harmed.

Increases in our manufacturing capacity may adversely affect our operating results if the current economic downturn continues for an extended period of time.

        We are currently in the process of converting our existing Hillsboro facility from four-inch wafer production to six-inch wafer production and have recently expanded the capacity of our Texas operations with the transition to the Richardson facility.

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

        The failure to comply with present or future regulations could result in fines being imposed on us and we could be required to suspend production or cease our operations. These regulations could require us to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Any failure by us to control the use of, or to adequately restrict the discharge of, hazardous substances could subject us to future liabilities and harm our results of operations.

Our business will be impacted if systems manufacturers do not use components made of GaAs, or other alternative materials we utilize.

        Silicon semiconductor technologies are the dominant process technologies for integrated circuits and the performance of silicon integrated circuits continues to improve. Recently, we introduced SiGe components jointly developed and manufactured with Atmel Corporation and acquired the SiGe wireless chipset business of IBM. Although we have designed and manufactured GaAs products, have begun production of SiGe products developed jointly and manufactured by Atmel, and have acquired SiGe products manufactured by IBM, system designers may be reluctant to adopt our products because of:

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

Systems manufacturers may also be reluctant to rely on a jointly produced product because future supplies may depend on our continued good relationships with Atmel and IBM. As a result, we must offer devices that provide superior performance to that of traditional silicon-based devices.

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

        Our products for CDMA-based systems, including filters for base stations and receivers and power amplifiers for wireless phones, accounted for approximately 22% of our revenues for 2001. CDMA technology is relatively new to the marketplace and there can be no assurance that emerging markets will adopt this technology. Our business and financial results would be adversely impacted if CDMA technology does not continue to gain acceptance.

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

We have substantial indebtedness.

        In February and March 2000, we sold $345.0 million of convertible subordinated notes in a private placement to qualified institutional buyers due in 2007. Although we repurchased $48.5 million and $12.0 million of these notes in 2001 and 2002, respectively, we have $284.5 million of indebtedness remaining. Our other indebtedness is for operating and capital leases. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

        The increasing significance of electronic communications has increased pressure on regulatory bodies worldwide to adopt new standards for electronic communications, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in the regulatory approval process may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. These delays have in the past had, and may in the future have, a negative effect on our sales and our results of operations.

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

        If technologies or standards supported by our or our customers' products become obsolete or fail to gain widespread commercial acceptance, our results of operations may be materially impacted. Because of continual improvements in semiconductor technology, including those in high-performance silicon technologies such as complementary metal oxide semiconductor (CMOS), where substantially more resources are invested than in GaAs, SiGe or SAW products, we believe that our future success will depend, in part, on our ability to continue to improve our product and process technologies. We must also develop new technologies in a timely manner. In addition, we must adapt our products and processes to technological changes and to support emerging and established industry standards. We have and must continue to perform significant research and development into advanced material development such as indium phosphide (InP), gallium nitride (GaN), silicon carbide (SiC) and SiGe to compete with future technologies of our competitors. For example, we recently announced that we have entered into agreements with Atmel and IBM to fabricate portions of our proposed SiGe products. These research and development efforts may not be accepted by our customers, and therefore may not go into full production in the future. We may not be able to improve our existing products and process technologies, develop new technologies in a timely manner or effectively support industry standards. If we fail to do so, our customers may select another GaAs, SiGe or SAW product or move to an alternative technology.

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

        For our integrated circuit devices, we compete primarily with both manufacturers of high-performance silicon integrated circuits as well as manufacturers of GaAs integrated circuits. Our silicon-based competitors include companies such as Applied Micro Circuits Corporation, Maxim Integrated Products Inc., Motorola, Philips and STMicroelectronics N.V. Our GaAs-based competitors include companies such as Anadigics Inc., Fujitsu Microelectronics, Inc., Infineon Technologies AG, Raytheon, RF Micro Devices, Skyworks Solutions, Inc. and Vitesse Semiconductor Corp. For our SAW devices, our competitors include companies such as CTS Wireless Components, Micro Networks, Phonon, RF Monolithics, Vectron, EPCOS AG, Shales, Fujitsu, Murata and Toyocom. Competition could also come from companies ahead of us in developing alternative technologies such as SiGe and InP integrated circuits and digital filtering and direct conversion devices.

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

        Our sales outside of the United States were 53% and 43% of revenues for the three and six months ended June 30, 2002 and 44% of revenues in 2001. We face inherent risks from these sales, including:

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

        The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $25.01 to a low of approximately $6.05 during the 52 weeks ended June 30, 2002. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

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

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
MARKET AND INTEREST RATE RISK

        We are exposed to minimal market risks. We manage the sensitivity of our results of operations to these risks by maintaining an investment policy which allows only highly-rated securities. Our investments, both restricted and unrestricted, are classified as available-for-sale securities and are comprised of highly-rated, short and medium-term investments, such as U.S. government agencies, corporate debt securities and other such low risk investments. Although we manage investments under an investment policy, economic, market and other events may occur to our investees, which we cannot control. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency exchange fluctuations, as we sell our products internationally and have an operation in Costa Rica. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operation by denominating most transactions in U.S. dollars. We have engaged in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments that are not denominated in U.S. dollars. At June 30, 2002, we had an open commitment to purchase EUR 50.0 million at a fixed exchange rate of $.90 per EUR 1.00. We settled this commitment on July 1, 2002.

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

PART II—OTHER INFORMATION

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 22, 2002, we held our Annual Meeting of Stockholders in Apopka, Florida. We solicited votes by proxy pursuant to proxy solicitation materials first distributed to our stockholders on or about April 17, 2002. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for and against and the number of abstentions:

1.
Election of Francisco Alvarez, Dr. Paul A. Gary, Charles Scott Gibson, Nicolas Kauser, Steven P. Miller, Dr. Walden C. Rhines, Steven J. Sharp, Edward F. Tuck and Willis C. Young as directors of the Company until the next Annual Meeting of Stockholders or until their successors are elected.

Nominee	In Favor	Withheld
Francisco Alvarez	115,321,067	1,328,302
Dr. Paul A. Gary	115,135,889	1,513,480
Charles Scott Gibson	115,168,595	1,480,774
Nicolas Kauser	115,151,954	1,497,415
Steven P. Miller	115,003,832	1,645,537
Dr. Walden C. Rhines	115,128,325	1,521,044
Steven J. Sharp	114,750,997	1,898,372
Edward F. Tuck	115,250,403	1,398,966
Willis C. Young	115,282,265	1,367,104
2.
The ratification of the appointment of KPMG LLP as independent accountants of the Company for the fiscal year ending December 31, 2002:

For	Against	Abstain
111,389,368	5,117,382	142,619
3.
The amendment of the 1996 Stock Incentive Program to increase the aggregate number of shares of the TriQuint's common stock that may be issued thereunder by 6,500,000:

For	Against	Abstain
79,326,688	36,910,525	412,156

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

10.22	1998 Nonstatutory Stock Option Plan and form of agreement thereunder
10.33	Sawtek Inc. Employee Stock Ownership and 401(k) Plan
10.40	Amended Sale and Transfer Agreement between Infineon Technologies AG, Infineon Technologies North America Corp., TriQuint Semiconductor, Inc. and TriQuint GmbH dated as of April 29, 2002(1)
10.40.1	Interim Supply Agreement by and between and Infineon Technologies AG dated July 1, 2002(1)
10.40.2	Side Letter to the Interim Supply Agreement dated July 1, 2002(1)
10.40.3	Cooperation Agreement by and between TriQuint Semiconductor, Inc. and Infineon Technologies AG dated July 1, 2002(1)
10.40.4	Transition Services Agreement by and between TriQuint Semiconductor, Inc. and Infineon Technologies AG dated July 1, 2002(1)
10.40.5
Basic Supply Agreement Relating to the Supply of Highly Reliable Semiconductor Products and Assignment of Customer Contracts by and between TriQuint Semiconductor, Inc. and Infineon Technologies AG dated July 1, 2002(1)
10.40.6	Backend Foundry Agreement by and between TriQuint Semiconductor, Inc. and Infineon Technologies AG dated July 1, 2002(1)
10.40.7	Side Letter to Backend Foundry Agreement dated July 1, 2002(1)
10.40.8	Interim Lease Agreement by and between Registrant and Infineon Technologies AG dated July 1, 2002(1)
10.41	Letter Agreement dated June 28, 2002 between Registrant and Ralph Quinsey
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to our Report on Form 8-K (File No. 000-22660) filed with the Securities and Exchange Commission on July 15, 2002.

(b)
Reports on Form 8-K

    We filed a Report on Form 8-K (File No. 000-22660) with the Securities and Exchange Commission on May 6, 2002 to announce that we and Infineon Technologies AG signed a definitive agreement pursuant to which we intended to acquire Infineon's gallium arsenide semiconductor business.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriQuint Semiconductor, Inc.

Dated: August 13, 2002	/s/ Ralph Quinsey
RALPH QUINSEY
President and Chief Executive Officer (Principal Executive Officer)
Dated: August 13, 2002	/s/ Raymond A. Link
RAYMOND A. LINK
Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit No.	Description
10.22	1998 Nonstatutory Stock Option Plan and form of agreement thereunder
10.33	Sawteck Inc. Employee Stock Ownership and 401(k) Plan
10.41	Amended Sale and Transfer Agreement between Infineon Technologies AG, Infineon Technologies North America Corp., TriQuint Semiconductor, Inc. and TriQuint GmbH dated as of April 29, 2002(1)
10.40.1	Interim Supply Agreement by and between and Infineon Technologies AG dated July 1, 2002(1)
10.40.2	Side Letter to the Interim Supply Agreement dated July 1, 2002(1)
10.40.3	Cooperation Agreement by and between TriQuint Semiconductor, Inc. and Infineon Technologies AG dated July 1, 2002(1)
10.40.4	Transition Services Agreement by and between TriQuint Semiconductor, Inc. and Infineon Technologies AG dated July 1, 2002(1)
10.40.5
Basic Supply Agreement Relating to the Supply of Highly Reliable Semiconductor Products and Assignment of Customer Contracts by and between TriQuint Seminconductor, Inc. and Infineon Technologies AG dated July 1, 2002(1)
10.40.6	Backend Foundry Agreement by and between TriQuint Semiconductor, Inc. and Infineon Technologies AG dated July 1, 2002(1)
10.40.7	Side Letter to Backend Foundry Agreement dated July 1, 2002(1)
10.40.8	Interim Lease Agreement by and between Registrant and Infineon Technologies AG dated July 1, 2002(1)
10.41	Letter Agreement dated June 28, 2002 between Registrant and Ralph Quinsey
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to our Report on Form 8-K (File No. 000-22660) filed with the Securities and Exchange Commission on July 15, 2002.

QuickLinks

TRIQUINT SEMICONDUCTOR, INC. INDEX
PART I—FINANCIAL INFORMATION ITEM 1: FINANCIAL STATEMENTS
TRIQUINT SEMICONDUCTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts) (Unaudited)
TRIQUINT SEMICONDUCTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
TRIQUINT SEMICONDUCTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
TRIQUINT SEMICONDUCTOR, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET AND INTEREST RATE RISK
PART II—OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES