Form 10-Q
period 2002-09-30
TRIQUINT SEMICONDUCTOR INC
filed 2002-11-12
CIK 913885

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of October 28, 2002, there were 132,486,447 shares of the registrant's common stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenues	$71,020	$80,820	$194,603	$269,531
Cost of goods sold	45,891	47,292	126,101	155,942

Gross profit	25,129	33,528	68,502	113,589
Operating expenses:
Research, development and engineering	16,667	13,180	42,108	36,878
Selling, general and administrative	9,938	11,432	31,296	35,247
Impairment of long lived assets	5,829	—	5,829	—
Acquisition related costs	8,575	7,546	8,575	7,546
Reduction in workforce	1,011	15	1,011	1,077

Total operating expenses	42,020	32,173	88,819	80,748

Income (loss) from operations	(16,891)	1,355	(20,317)	32,841

Other income (expense):
Interest income (expense) and other	(408)	2,325	(14)	10,644
Impairment of equity investments	(4,850)	(1,453)	(8,100)	(1,453)
Retirement of debt	3,711	9,401	6,009	9,401
Foreign currency gains, net	—	—	4,570	—

Total other income (expense), net	(1,547)	10,273	2,465	18,592

Income before income tax (benefit)	(18,438)	11,628	(17,852)	51,433
Income tax expense (benefit)	(9,224)	4,996	(8,873)	18,052

Net income (loss)	$(9,214)	$6,632	$(8,979)	$33,381

Per share data:
Basic	$(0.07)	$0.05	$(0.07)	$0.26

Weighted-average common shares	132,168,463	130,021,015	131,704,547	129,506,785

Diluted	$(0.07)	$0.05	$(0.07)	$0.25

Weighted-average common and common equivalent shares	132,168,463	135,871,478	131,704,547	135,955,486

See notes to Condensed Consolidated Financial Statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2002	December 31, 2001(1)
Assets
Current assets:
Cash and cash equivalents	$209,031	$261,728
Investments in marketable securities	127,454	246,775
Accounts receivable, net	43,411	34,532
Inventories, net	33,264	34,836
Deferred income taxes	11,387	11,359
Other current assets	8,664	12,623

Total current assets	433,211	601,853

Long-term investments in marketable securities	118,951	73,028
Property, plant and equipment, net	207,610	214,402
Deferred income taxes	34,460	23,761
Other investment	88,093	73,617
Restricted long-term assets	17,408	14,547
Other non-current assets, net	89,328	19,665

Total assets	$989,061	$1,020,873

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of capital lease and installment note obligations	$457	$1,580
Accounts payable and accrued expenses	38,161	39,660

Total current liabilities	38,618	41,240
Long-term debt, less current installments	268,755	296,859

Total liabilities	307,373	338,099

Stockholders' equity:
Common stock	459,910	451,834
Accumulated other comprehensive income	80	458
Unearned ESOP compensation	(195)	(390)
Retained earnings	221,893	230,872

Total stockholders' equity	681,688	682,774

Total liabilities and stockholders' equity	$989,061	$1,020,873

(1)
The information in this column was derived from the Company's audited financial statements as of December 31, 2001.

See notes to Condensed Consolidated Financial Statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2002	September 30, 2001
Cash flows from operating activities:
Net income (loss)	$(8,979)	$33,381
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	27,619	21,376
Deferred income taxes	(10,727)	3,690
Income tax benefit of stock option exercises	2,329	8,553
Adjustment to conform year end of pooled entity	—	39,099
Impairment of assets	5,829	—
Acquired in-process research and development	8,575	—
Loss on disposal of assets	421	179
Gain on sale of subsidiary	—	(767)
Gain on extinguishment of debt	(6,009)	(9,401)
Loss on investments	8,100	2,761
Realized gain on forward contract	(4,570)	—
Unrealized ESOP compensation	195	195
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Accounts receivable	(8,879)	26,832
Inventories	1,572	13,578
Prepaid expenses and other assets	4,481	(4,621)
Increase (decrease) in:
Accounts payable and accrued expenses	2,703	(10,947)

Net cash provided by operating activities	17,254	123,908
Cash flows from investing activities:
Purchase of available-for-sale investments	(336,008)	(247,350)
Maturity/sale of available-for-sale investments	409,684	289,672
Purchase of held-to-maturity investments	—	(225,483)
Maturity of held-to-maturity investments	—	322,951
Purchase of long term investments	(14,476)	(6,500)
Decrease (increase) in restricted long-term assets	(2,861)	38,250
Advances to or investment in other companies	(17,102)	—
Infineon acquisition	(49,536)	—
IBM acquisition	(23,388)	—
Capital expenditures	(19,391)	(115,847)
Proceeds from sale of subsidiary	—	1,362
Proceeds from sale of assets	—	15

Net cash provided by (used in) investing activities	(53,079)	57,070
Cash flows from financing activities:
Principal payments under capital lease obligations	(1,482)	(2,169)
Purchase of treasury stock	—	(9,778)
Repurchase of convertible subordinated notes	(21,137)	(37,871)
Issuance of common stock, net	5,747	8,120

Net cash used in financing activities	(16,872)	(41,698)
Net increase (decrease) in cash and cash equivalents	(52,697)	139,280
Cash and cash equivalents at the beginning of the period	261,728	163,747

Cash and cash equivalents at the end of the period	$209,031	$303,027

See notes to Condensed Consolidated Financial Statements

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

2.    Acquisitions

  Sawtek, Inc.

        On July 19, 2001, Sawtek, Inc. became a wholly owned subsidiary of the Company. The Company issued approximately 48.8 million shares of common stock in exchange for all the outstanding common stock of Sawtek. Additionally, outstanding options to purchase Sawtek common stock were exchanged for approximately 2.6 million options to purchase the Company's common stock. The transaction was accounted for as a pooling-of-interests transaction and qualified as a tax-free exchange of shares.

        All financial information set forth in this document has been restated to include the historical information of Sawtek.

  Infineon Technologies AG GaAs Business

        On July 1, 2002, the Company closed the acquisition of the GaAs Business of Infineon Technologies AG ("Infineon"). The Company added approximately 60 employees as part of the acquisition. The acquisition was accounted for as a purchase transaction and the results of operations are included in the condensed consolidated financial statements from the date of acquisition. At the closing date, the Company paid Infineon EUR50.0 million ($45.0 million at forward contract rate of $.9000/EUR1.00), of which EUR10.0 million ($9.0 million at forward contract rate of $.9000/EUR1.00) represents an earnout deposit. Pursuant to the purchase agreement, Infineon may earn up to an additional EUR74.0 million over a 24-month period based upon revenues generated by the acquired business, for an aggregate purchase price of EUR124.0 million. Subsequent to the close of the acquisition, certain fixed assets were also purchased for EUR5.5 million less EUR1.5 million in funded liabilities acquired ($4.0 million at various spot rates). There are also various other guarantees and contingencies which could affect the amount of the final purchase price. The Company acquired this business to strengthen its European presence and to expand its market and product offerings in the wireless communications industry.

        Details of the purchase price are as follows (in thousands):

Cash paid at closing	$53,559
Acquisition costs	547
Less: Earnout deposit	(9,910)

Total purchase price	$44,196

        The purchase price was allocated to the assets and liabilities based on fair values as follows (in thousands):

Machinery and equipment	$5,440
Identifiable intangibles	13,373
Acquired in-process research and development	2,693
Goodwill	24,003
Liabilities	(1,313)

Allocated purchase price	$44,196

        Pro forma results of operations as if this acquisition had closed on January 1, 2002 and for the corresponding periods in the preceding year are as follows (in thousands, except per share amounts):

	As Reported		Pro forma
	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
Revenues	$71,020	$80,820	$71,020	$88,848
Net income (loss)	(9,214)	6,632	(9,214)	(284)
Earnings (loss) per share—basic	(0.07)	0.05	(0.07)	—
Earnings (loss) per share—diluted	$(0.07)	$0.05	$(0.07)	$—
	As Reported		Pro forma
	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Revenues	$194,603	$269,531	$207,842	$293,615
Net income (loss)	(8,979)	33,381	(20,966)	14,336
Earnings (loss) per share—basic	(0.07)	0.26	(0.16)	0.11
Earnings (loss) per share—diluted	$(0.07)	$0.25	$(0.16)	$0.11

        In connection with this acquisition, the Company obtained a third-party valuation of the assets for purposes of the purchase price allocation. Acquired in-process research and development ("IPR&D") assets were expensed at the date of acquisition in accordance with FASB Interpretation No. 4 ("FIN 4"), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. Each project was analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based upon management's estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the product's development and commercialization will meet management's time schedule. The discount rates utilized ranged from 25% to 50% and were based on the novelty of the technology, the risks remaining to complete each project, and the extent of the Company's familiarity with the technology. The estimated cost to complete this IPR&D is approximately $900,000.

  A Portion of the Assets of IBM's Wireless Phone Chipset Business

        On July 1, 2002, the Company closed the acquisition of a portion of the assets of IBM's wireless phone chipset business. The Company added 9 employees as part of the acquisition. The acquisition was accounted for as a purchase transaction and the results of operations are included in the condensed consolidated financial statements from the date of acquisition. At the closing date, we paid $21.8 million to IBM for the related assets, of which $5.0 million represents an earnout deposit. Subsequent adjustments to the purchase price contingent upon business volumes could increase the final aggregate purchase price up to $40.0 million. The Company acquired this business to expand its market and product offerings in the wireless communications industry and to strengthen its capabilities in silicon germanium process technology.

        Details of the purchase price are as follows (in thousands):

Cash paid at closing	$21,750
Acquisition costs	1,638
Less: Earnout deposit	(5,000)

Total purchase price	$18,388

        The purchase price was allocated to the assets and liabilities based on fair values as follows (in thousands):

Machinery and equipment	$1,959
Technology licenses	1,635
Acquired in-process research and development	5,900
Current technology	1,077
Backlog	158
Goodwill	7,659

Allocated purchase price	$18,388

        In a transaction related to this acquisition, the Company transferred $1.3 million of the acquired machinery and equipment, $1.0 million of the technology licenses, $733,000 of acquired workforce and $11.0 million in cash to a privately held technology company in exchange for a note receivable of $14.0 million.

        Pro forma results of operations have not been presented for this acquisition because its effects were not material on either an individual or aggregate basis.

        In connection with this acquisition, the Company obtained a third-party valuation of the assets for purposes of the purchase price allocation. Acquired IPR&D assets were expensed at the date of acquisition in accordance with FIN 4. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. Each project was analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and

the stage of completion. Future cash flows were estimated based upon management's estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the product's development and commercialization will meet management's time schedule. The discount rate utilized was 29% and was based on the novelty of the technology, the risks remaining to complete each project, and the extent of the Company's familiarity with the technology. The estimated cost to complete this IPR&D is approximately $40,000.

3.    Segment Information

        SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131") establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company has aggregated its businesses into a single reportable segment as allowed under SFAS 131 because they have similar long-term economic characteristics, including average gross margin. In addition, they are similar in regards to (a) nature of products and production processes, (b) type of customers and (c) method used to distribute products. Accordingly, the Company describes its reportable segment as high-performance, integrated circuits and electronic filters for the wireless and broadband communications markets. All of the Company's revenues result from sales in its products lines.

        Our sales outside of the United States were 56% of revenues for the nine months ended September 30, 2002 and 42% of revenues for the nine months ended September 30, 2001.

4.    Net Income (Loss) Per Share

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

        The following is a reconciliation of the basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Income (loss) available to stockholders	$(9,214)	$6,632	$(8,979)	$33,381

Shares for basic earnings per share:
Weighted-average common shares	132,169	130,021	131,705	129,507
Effect of dilutive securities:
Stock options	—	5,850	—	6,448

Shares for dilutive earnings per share:	132,169	135,871	131,705	135,955

Per share data:
Basic	$(0.07)	$0.05	$(0.07)	$0.26

Diluted	$(0.07)	$0.05	$(0.07)	$0.25

        Stock options and other exercisable convertible securities totaling approximately 20,556,000 and 18,927,000 shares for the three and nine months ended September 30, 2002 and 11,979,000 and 10,156,000 shares for the three and nine months ended September 30, 2001 were not included in the diluted net income (loss) per share calculations, because to do so would have been antidilutive.

5.    Income Taxes

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

        The provision for income taxes has been recorded based on the current estimate of the Company's annual effective tax rate. For periods of income reported, this rate differs from the federal statutory rate primarily because of tax exempt income earned by the Company's Costa Rican facility, which currently operates in a free trade zone, tax exempt interest income earned on certain cash and investment items within the Company's portfolio and tax credits, which are offset by state taxes and other items.

6.    Investments in Marketable Securities

        The Company classifies its investments in marketable securities as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). Investments in marketable securities are comprised of U.S. treasury securities and obligations of U.S. government agencies, municipal notes and bonds, corporate debt securities and other investments. Investments are recorded at fair value. Unrealized gains and losses, net of tax, on investments are reported as a separate component of stockholders' equity.

7.    Investments in Other Companies

        The Company has made several investments in small, privately held technology companies in which the Company holds less than 20% of the capital stock and does not have significant influence. The Company accounts for these investments using the cost method. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when an other than temporary decline is evident. During the three months and nine months ended September 30, 2002, the Company recorded impairments of the value of these investments of $4.9 million and $8.1 million, respectively. During the three and nine months ended September 30, 2001, the Company recorded impairments of the value of these investments of $1.5 million.

8.    Inventories

        Inventories, net of reserves of $19.5 million and $20.2 million as of September 30, 2002 and December 31, 2001, respectively, are stated at the lower of cost or market and consist of (in thousands):

	September 30, 2002	December 31, 2001
Raw material	$12,998	$18,824
Work in progress	10,157	8,729
Finished goods	10,109	7,283

Total inventories, net	$33,264	$34,836

9.    Goodwill and Other Acquisition-Related Intangible Assets

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is no longer amortized. The Company is required to perform impairment tests at least annually or when events and circumstances warrant. Factors to be considered which would trigger an impairment review include the following:

  •
  Significant underperformance relative to expected historical or projected future operating results.

  •
  Significant changes in the manner of use of the acquired assets or the strategy for the overall business

  •
  Significant negative industry or economic trends

  •
  Significant decline in the Company's stock price for a sustained period

  •
  The Company's market capitalization relative to net book value.

        Changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

Balance as of December 31, 2001	$—
Workforce reclassified as goodwill(1)	450
Goodwill acquired during the period	30,929

Balance as of September 30, 2002	$31,379

        Information regarding the Company's other acquisition-related intangible assets is as follows (in thousands):

	September 30, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and other	$16,370	1,488	$14,882	$1,083	620	$463
Acquired workforce(1)	—	—	—	1,049	599	450

Total	$16,370	1,488	$14,882	$2,132	1,219	$913

(1)
In accordance with SFAS 142, acquired workforce is no longer accounted for as a separately identified intangible asset and, as shown in the tables above, has been reclassified as goodwill.

        Amortization expense of other acquisition-related intangible assets was $1.1 million and $1.9 for the three months and nine months ended September 30, 2002, respectively, and $.01 million and $0.2 million for the three months and nine months ended September 30, 2001. The periods over which the Company amortizes these intangible assets range from three to seven years, depending on the estimated useful life of the intangible asset.

10.  Convertible Subordinated Notes

        During the three months and nine months ended September 30, 2002, the Company repurchased $15.7 million and $27.7 million, respectively, of the principal amount of its convertible subordinated notes at the then current market prices. This resulted in gains of $3.7 million and $6.0 million, respectively, net of deferred financing fees. During the third quarter of 2001, the Company repurchased $48.5 million principal amount of its convertible subordinated notes at the then current market prices. This resulted in a gain of $9.4 million, net of deferred financing fees.

11.  Commitments

        In conjunction with the Company's purchase of Infineon's GAAs Business, Infineon and the Company entered into an interim supply agreement whereby Infineon is required to sell, and the Company is required to purchase EUR22.5 million ($22.0 million at September 30, 2002 exchange rate of $.9772/EUR1.00) of GaAs Business products during a one-year period at stipulated prices. The remaining commitment as of September 30, 2002 is EUR17.1 million ($16.7 million at September 30, 2002 exchange rate of $.9772/EUR1.00).

12.  Stockholders' Equity

        Components of stockholders' equity (in thousands, except per share amounts):

	September 30, 2002	December 31, 2001
Common stock, $.001 par value, 600,000 shares authorized, 132,388 and 131,141 outstanding at September 30, 2002 and December 31, 2001, respectively	$132	$131
Additional paid-in capital	$459,778	$451,703

13.  Supplemental Cash Flow Information (in thousands)

	Nine Months Ended
	September 30, 2002	September 30, 2001
Cash transactions:
Cash paid for interest	$11,733	$14,104
Cash paid for income taxes	$916	$11,655
Noncash financing and investing activities:
Transfer of noncash assets to a private company in exchange for a note receivable	$3,000	—

14.  Comprehensive Income

        The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(9,214)	$6,632	$(8,979)	$33,381
Change in net unrealized gain (loss) on available-for-sale investments	199	884	(17)	1,082
Unrealized translation loss	(361)	—	(361)	—

Comprehensive income (loss)	$(9,376)	$7,516	$(9,357)	$34,436

15.  Foreign Currency Exchange Contract

        In connection with the Company's commitment to acquire Infineon's GaAs Business, the Company entered into a forward currency exchange contract on April 30, 2002 for delivery of EUR50.0 million on July 1, 2002 at an exchange rate of $.90 to EUR1.0.

        On July 1, 2002, the Company recorded a realized gain on the forward currency transaction of $4.6 million.

16.  Special Purpose Entity—Off-Balance Sheet Financing

        In August 2000, the Company acquired a 420,000 square foot wafer fabrication facility located in Richardson, Texas for $87 million. The acquisition was financed by a special purpose entity ("SPE") sponsored by a financial institution in which the Company contributed $73 million and a lender contributed $14 million. In September 2002, the Company completed an $18.5 million improvement to the Richardson, Texas facility, which was financed through the same financial institution-sponsored SPE as part of the original financing agreement. The Company contributed $15.5 million and the lender contributed $3.0 million. Of the total amount contributed to the SPE, 97% has been collateralized by the Company through pledged investment securities and a participation interest in the SPE which amounts appear on the Company's balance sheet as "Restricted Long-Term Assets" and "Other Investment". The SPE is not consolidated in the Company's financial statements and the Company has accounted for the arrangement as an operating lease. The Company is required to make lease payments through August 2005 or purchase the property. If the Company elects to purchase the property, the Company will assign the pledged securities to the lender and incur some incremental closing costs to obtain title to the property. The Company may also renew the lease for an additional four-year period in August 2005. The lease is secured by the value of the property as well as the pledged investment securities. Restrictive covenants are also included in this financing arrangement which require the Company to maintain (a) a quick ratio of not less that 1.25 to 1.00, (b) tangible net worth not less than the sum of $431 million and (c) a maximum leverage ratio not greater than 0.50. As of September 30, 2002, the Company was in compliance with these covenants.

17.  Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 on January 1, 2003 and it is not expected to have a significant impact on the Company.

        In April 2002, the FASB issued Statement No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, companies will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. The Company adopted SFAS 145 as of January 1, 2002.

        In July 2002, the FASB issued FASB Statement No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities, which changes the way companies will report the expenses related to restructuring. SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002.

18.  Subsequent Events

        On October 22, 2002, the Company announced its agreement to purchase a substantial portion of the optoelectronics business of Agere Systems, Inc. ("Agere") for $40 million in cash. The transaction will include the products, technology and some facilities related to Agere's optoelectronics business, which includes lasers, detectors, modulators, passive components, arrayed waveguide-based components, amplifiers, transmitters, receivers, transceive transponders and micro electro-mechanical systems. As part of the transaction, approximately 300 Agere research and development, process engineering, marketing, product management and assembly and test employees will join the Company. The Company anticipates closing the transaction in January 2003, subject to regulatory approval and closing conditions. The acquisition will be accounted for as a purchase transaction.

        On October 1, 2002, the time period lapsed for the Company and Infineon to reach a subsequent agreement as to inclusion of Infineon's Hi Rel business in the Company's acquisition of Infineon's GaAs Business. Since an agreement was not reached, the minimum purchase price of the acquisition will be adjusted to EUR42 million from EUR45 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Introduction

        You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to operating results; demand for integrated circuits and the electronic products into which they are manufactured, including wireless phones; investments in new facilities; sales to a limited number of customers; new competitive technologies; growth and diversification of our markets; startup of new facilities; transition of manufacturing processes from four-inch to six-inch wafers; equity investments in closely held companies; integration of our recent acquisitions of Infineon's GaAs business and IBM's wireless phone chipset business and integration of any future acquisitions. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "anticipates", "intends", "plans", "thinks", "believes", "estimates", "predicts", "potential", "continue", "our future success depends", "seek to continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section of this report titled "Factors Affecting Future Operating Results". These factors may cause our actual results to differ materially from any forward-looking statement.

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

        In the United States, we have design and manufacturing facilities in Oregon, Texas and Florida and design facilities in New England. We also have an assembly facility in Costa Rica and design centers in

Taiwan and Germany. We own and operate our own wafer fabrication and product test facilities and use our proprietary processes to produce RF, analog and mixed-signal components and modules cost-effectively in high volumes. We believe that control of these manufacturing processes provides us with a reliable source of supply, greater opportunities to enhance quality, reliability and manufacturing efficiency. In addition, control of our manufacturing process and our combined research and design capabilities assist us to develop new processes and products and to be more responsive to customer requirements. We have also established a strategic foundry business serving leading communications companies.

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

        We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized. During 2002 and 2001, we determined it to be more likely than not that a portion of our deferred tax asset would not be realized, and therefore, recorded a valuation allowance for that amount. We evaluate the need for valuation allowance on a regular basis and adjust as needed. These adjustments will have an impact on our financial statements in the periods in which they are recorded.

        We have made several investments in small, privately held technology companies in which we hold less than 20% of the capital stock. We account for these investments using the cost method. We monitor these investments for impairment and make appropriate reductions in carrying value when an other than temporary decline is evident.

        Our cash investment portfolio, both restricted and unrestricted portions, are classified as available-for-sale securities and are comprised of highly-rated, short and medium-term investments, such as U.S. treasury securities and obligations of U.S. government agencies, corporate debt securities and similar low risk investments. Although we manage investments under an investment policy, economic, market and other events may affect the companies and instruments in which we invest, which we cannot control. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes.

        We will perform goodwill impairment tests at least annually or when events and circumstances warrant. Factors to be considered which would trigger an impairment review include the following:

  •
  Significant underperformance relative to expected historical or projected future operating results.

  •
  Significant changes in the manner of use of the acquired assets or the strategy for the overall business

  •
  Significant negative industry or economic trends

  •
  Significant decline in our stock price for a sustained period

  •
  Our market capitalization relative to net book value.

        In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of goodwill.

Acquisitions

Merger with Sawtek Inc.

        On July 19, 2001, Sawtek became a wholly owned subsidiary of our Company. We issued approximately 48.8 million shares of common stock in exchange for all the outstanding common stock of Sawtek. Additionally, outstanding options to purchase Sawtek common stock were exchanged for approximately 2.6 million options to purchase our common stock. The transaction was accounted for as a pooling-of-interests transaction and qualified as a tax-free exchange of shares.

        All financial information set forth in this document has been restated to include the historical information of Sawtek.

Acquisition of Infineon's GaAs Business

        On July 1, 2002, we closed the acquisition of Infineon's GaAs Business. We added approximately 60 employees as part of the acquisition. The acquisition was accounted for as a purchase transaction and the results of operations are included in the condensed consolidated financial statements from the date of acquisition. At the closing date, we paid Infineon EUR50.0 million ($45.0 million at forward contract rate of $.9000/EUR1.00), of which EUR10.0 million ($9.0 million at forward contract rate of $.9000/EUR1.00) represents an earnout deposit. Pursuant to the purchase agreement, Infineon may earn up to an additional EUR74.0 million over a 24-month period based upon revenues generated by the acquired business, for an aggregate purchase price of EUR124.0 million. Subsequent to the close of the acquisition, certain fixed assets were also purchased for EUR5.5 million less EUR1.5 million in funded liabilities acquired ($4.0 million at various spot rates). There are also various other guarantees and contingencies which could affect the amount of the final purchase price. We acquired this business to strengthen our European presence and to expand our market and product offerings in the wireless communications industry.

        In connection with this acquisition, we obtained a third-party valuation of the assets for purposes of the purchase price allocation. Acquired in-process research and development ("IPR&D") assets were expensed at the date of acquisition in accordance with FASB Interpretation No. 4 ("FIN 4"), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. Each project was analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based upon management's estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the product's development and commercialization will meet management's time schedule. The discount rates utilized ranged from 25% to 50% and were based on the novelty of the technology, the risks remaining to complete each project, and the extent of our familiarity with the technology. The estimated cost to complete this IPR&D is approximately $900,000.

        On October 1, 2002, the time period lapsed for our Company and Infineon to reach a subsequent agreement as to inclusion of Infineon's Hi Rel business in our acquisition of Infineon's GaAs Business. Since an agreement was not reached, the minimum purchase price of the acquisition will be adjusted to EUR42 million from EUR45 million.

Acquisition of a portion of the assets of IBM's wireless phone chipset business

        On July 1, 2002, we closed the acquisition of a portion of the assets of IBM's wireless phone chipset business. We added 9 employees as part of the acquisition. The acquisition was accounted for as a purchase transaction and the results of operations are included in the condensed consolidated financial statements from the date of acquisition. At the closing date, we paid $21.8 million to IBM for the related assets, of which $5.0 million represents an earnout deposit. Subsequent adjustments contingent upon business volumes could increase the final aggregate purchase price up to $40.0 million. We acquired this business to expand our market and product offerings in the wireless communications industry and to strengthen our capabilities in silicon germanium process technology.

        In connection with this acquisition, we obtained a third-party valuation of the assets for purposes of the purchase price allocation. Acquired IPR&D assets were expensed at the date of acquisition in accordance with FIN 4. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. Each project was analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based upon management's estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the product's development and commercialization will meet management's time schedule. The discount rate utilized was 29% and was based on the novelty of the technology, the risks remaining to complete each project, and the extent of our familiarity with the technology. The estimated cost to complete this IPR&D is approximately $40,000.

Acquisition of a portion of Agere's optoelectronics business

        On October 22, 2002, we announced our agreement to purchase a substantial portion of the optoelectronics business of Agere Systems Inc. ("Agere") for $40 million in cash. The transaction will include the products, technology and some facilities related to Agere's optoelectronics business, which includes lasers, detectors, modulators, passive components, arrayed waveguide-based components, amplifiers, transmitters, receivers, transceive transponders and micro electro-mechanical systems. As part of the transaction, approximately 300 Agere research and development, process engineering, marketing, product management and assembly and test employees will join our Company. We anticipate closing the transaction in January 2003, subject to regulatory approval and closing conditions.

Results of Operations

        The following table sets forth the results of our operations expressed as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.6	58.5	64.8	57.9

Gross profit	35.4	41.5	35.2	42.1
Operating expenses:
Research, development and engineering	23.5	16.3	21.6	13.7
Selling, general and administrative	14.0	14.1	16.1	13.1
Impairment of long live assets	8.2	0.0	3.0	—
Acquisition related costs	12.1	9.3	4.4	2.8
Reduction in work force	1.4	—	0.5	0.4

Total operating expenses	59.2	39.8	45.6	30.0

Income (loss) from operations	(23.8)	1.7	(10.4)	12.2
Interest income (expense) and other	(0.7)	2.9	—	3.9
Impairment of equity investment	(6.8)	(1.8)	(4.2)	(0.5)
Retirement of debt	5.2	11.6	3.1	3.5
Other income	0.1	—	2.4	—

Other income, net	(2.2)	12.7	1.3	6.9

Income (loss) before income tax	(26.0)	14.4	(9.2)	19.1
Income tax expense (benefit)	(13.0)	6.2	(4.6)	6.7

Net income (loss)	(13.0)%	8.2%	(4.6)%	12.4%

Revenues

        We derive revenues from the sale of standard and customer-specific products and services. Our revenues also include nonrecurring engineering revenues relating to the development of customer-specific products. For the three months ended September 30, 2002, revenues were $71.0 million, a decrease of 12.1% from the $80.8 million reported for the three months ended September 30, 2001. For the nine months ended September 30, 2002, revenues were $194.6 million, a decrease of 27.8% from the $269.5 million reported for the nine months ended September 30, 2001. The decrease in revenues for the three months and nine months ended September 30, 2002 reflected decreased demand generally across all of our optical networking components and semiconductor products for wireless phones, offset by increased revenues from our SAW filter business, particularly duplexers, RF filters and IF filters for GSM and CDMA phones. We expect revenues for the three months ended December 31, 2002 to be flat to slightly higher than the three months ended September 30, 2002.

        Domestic revenues for the three and nine months ended September 30, 2002 decreased to $28.0 million and $85.3 million, respectively, from $45.6 million and $155.3 million for the three and nine months ended September 30, 2001, respectively. International revenues for the three months ended September 30, 2002 increased to $43.0 million from $35.2 million for the three months ended September 30, 2001. International revenues for the nine months ended September 30, 2002 decreased to $109.3 million from $114.2 million for the nine months ended September 30, 2001.

Gross Profit

        Gross profit is equal to revenues less cost of goods sold. Cost of goods sold includes all direct material, labor and overhead expenses and certain production costs related to nonrecurring engineering revenues. In general, gross profit generated from the sale of customer-specific products and from nonrecurring engineering revenues is typically higher than gross profit generated from the sale of standard products. For the three months ended September 30, 2002, gross profit was $25.1 million, a decrease of 25.1% from the $33.5 million reported for the three months ended September 30, 2001. For the nine months ended September 30, 2002, gross profit was $68.5 million, a decrease of 39.7% from the $113.6 million reported for the nine months ended September 30, 2001. The decrease in gross profit was attributable to the decreased demand for our products, underutiliziation of our fabrication facilities, and to lower average selling prices of some of our SAW filter products.

        The operation of our own wafer fabrication facilities entails a high degree of fixed costs and requires an adequate volume of production and sales to be profitable. During periods of decreased demand, as we have experienced recently, high fixed wafer fabrication costs have a materially adverse effect on our operating results. We expect gross profit to continue to be affected by decreased absorption of fixed overhead costs associated with decreased demand and production volume, which will continue to affect our results of operations for as long as demand continues at existing or lower levels.

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

Research, Development and Engineering

        Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product research and development expenses. Research, development and engineering expenses for the three months ended September 30, 2002 increased to $16.7 million from $13.2 million for the three months ended September 30, 2001. As a percentage of revenues for the three months ended September 30, 2002, research, development and engineering expenses increased to 23.5% from 16.3% for the three months ended September 30, 2001. For the nine months ended September 30, 2002, research, development and engineering expenses increased to $42.1 million from $36.9 million for the nine months ended September 30, 2001. As a percentage of revenues for the nine months ended September 30, 2002, research, development and engineering expenses increased to 21.6% from 13.7% for the nine months ended September 30, 2001. The increase in research, development and engineering expenses for the three and nine month periods ended September 30, 2002 was primarily due to the additional research, development and engineering activities associated with our acquisition of the Infineon and IBM businesses, to the engineering and requalification costs associated with the start up and move from our Dallas facility to our Richardson facility and to other costs associated with the increased investment in wireless, broadband and microwave products and technologies. We are committed to substantial investments in research, development and engineering and expect these expenses will continue to increase in the future.

Selling, General and Administrative

        Selling, general and administrative expenses include commissions, labor expenses for marketing and administrative personnel, start-up costs for our recent move to our Richardson facility, costs associated with the acquisition of the Infineon and IBM businesses and other corporate administrative expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2002 decreased to $9.9 million and $31.3 million, respectively, from $11.4 million and $35.3 million for the three and nine months ended September 30, 2001, respectively. This decrease was predominantly due to the reduced selling expenses associated with reduced revenues offset by start-up costs for our move to our Richardson facility and additional costs associated with our acquisition of the Infineon and IBM businesses. Selling, general and administrative expenses as a percentage of revenues for the three months ended September 30, 2002 decreased slightly to 14.0% from 14.1% for the three months ended September 30, 2001. For the nine months ended September 30, 2002, selling, general and administrative expenses as a percentage of revenues increased to 16.1% from 13.1% for the nine months ended September 30, 2002.

Impairment of Long Lived Assets

        Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the three and nine months ended September 30, 2002, we decided to abandon certain production assets associated with one of our 6-inch wafer productions lines at our Richardson facility. This resulted in an impairment charge of $5.8 million to write these assets down to estimated salvage value from carrying cost.

Acquisition Related Costs

        During the three and nine months ended September 30, 2002, we recorded a charge of $8.6 million for the write-off of acquired in-process research and development and other costs associated with our acquisition of the Infineon and IBM businesses. The value of acquired in-process research and development is determined through independent appraisal. Acquisition related costs recorded in the three and nine months ended September 30, 2001 were merger-related costs of $7.5 million attributable to the merger with Sawtek in July 2001. Merger-related costs consisted primarily of investment banker, legal, accounting, regulatory filing and printing fees.

Reduction in Work Force

        During the three and nine months ended September 30, 2002, we reduced our workforce as a result of the decreased demand for our products and the underutilization of our fabrication facilities. We recorded a charge of $1.0 million associated with this reduction in workforce. During the nine months ended September 30, 2001, we recorded a charge for a similar reduction in workforce in the amount of $1.1 million.

Interest Income (Expense) and Other

        Interest income (expense) and other was $408,000 and $15,000 net expense, respectively, for the three and nine months ended September 30, 2002. For the three and nine months ended September 30, 2001, interest income (expense) and other was net income of $2.3 million and $10.6 million, respectively. This change was primarily attributable to lower interest rates and a lower level of investments due to our recent capital investments and the repurchase of a portion of our convertible subordinated notes.

Impairment of Equity Investments

        During the three and nine months ended September 30, 2002, we recorded permanent declines in the carrying values of some of our investments in small, privately held technology companies in the amounts of $4.9 million and $8.1 million, respectively. During the three and nine months ended September 30, 2001, we recorded a charge for a similar valuation impairment in the amount of $1.5 million. The impairment was due to the decline in value below cost that was judged to be other than temporary.

Retirement of Debt

        During the three and nine months ended September 30, 2002, we repurchased a portion of our convertible subordinated notes and recorded a gain of $3.7 million and $6.0 million, respectively. During the three and nine months ended September 30, 2001, we recorded a gain of $9.4 million on a similar repurchase.

Foreign Currency Gains, Net

        Foreign currency gains, net for the nine months ended September 30, 2002 was $4.6 million. This resulted from a realized gain of $4.6 million on a forward currency contract associated with the Infineon acquisition.

Income Tax Expense

        We recorded an income tax benefit of $9.2 million and $8.9 million for the three and nine months ended September 30, 2002, respectively, compared to the income tax expense of $5.0 million and $18.1 million recorded in the three and nine months ended September 30, 2001, respectively. The decrease in income tax expense was attributable to our decreased income before income tax.

        We recorded our provision for income taxes based on the current estimate of our annual effective tax rate of 50.0%. Our estimated effective tax rate differs from the federal statutory rate primarily because of tax exempt income of our Costa Rican facility, which currently operates in a free trade zone, tax exempt interest income earned on certain cash and investment items within our portfolio and tax credits, which were offset by state taxes and other items. Our future effective tax rate could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in valuation of our deferred tax assets and liabilities or changes in tax laws or interpretations thereof. We have not recorded a valuation allowance for certain deferred tax assets as we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize these assets.

Liquidity and Capital Resources

        As of September 30, 2002, we had cash, cash equivalents and short-term investments of $336.5 million. In addition, we had $119.0 million of investments in long-term marketable securities, which are investments in high-grade securities whose initial maturity is one year to 24 months. As of September 30, 2002, working capital declined to $394.6 million from $560.6 million as of December 31, 2001. The decrease in working capital was attributable to the repurchase of convertible debt, purchases of the Infineon and IBM businesses, purchases of equipment and investments in long-term marketable securities.

        For the nine months ended September 30, 2002 and September 30, 2001, cash provided by operating activities was $17.3 million and $123.9 million, respectively. Cash provided by operating activities for the nine months ended September 30, 2002 was mainly due to our net loss offset by depreciation and amortization, loss on investments and reduction of prepaid and other assets, which was offset by a gain on extinguishment of debt, a realized gain on a forward contract, the increase of accounts receivable and the reduction of accounts payable and accrued expenses. For the nine months ended September 30, 2001, cash used by operating activities was primarily due to net income, adjustment to conform the fiscal year end of a pooled entity, an increased tax benefit from stock option exercises, the decrease of accounts receivable and depreciation and amortization, offset by increases in prepaid and other assets and decreases in accounts payable and accrued expenses.

        For the nine months ended September 30, 2002, cash used by investing activities was $53.1 million, which primarily comprised purchases of investments, purchases of capital equipment, advances to or investments in other companies, offset by maturities/sales of investments. For the nine months ended September 30, 2001, cash provided by investing activities was $57.1 million, which was due to the net maturity and sale of investments and a decrease in restricted long-term assets, offset by capital expenditures.

        For the nine months ended September 30, 2002, cash used in financing activities was $16.9 million. For the nine months ended September 30, 2001, cash used in financing activities was $41.7 million. The cash used in financing activities for the nine months ended September 30, 2002 was from principal payments on capital leases and the repurchase of convertible subordinated notes, offset by the proceeds from the issuance of common stock. The cash used in financing activities for the nine months ended September 30, 2001 was primarily due to the repurchase of convertible subordinated notes, the purchase of treasury stock and principal payments on capital leases, offset by the proceeds from the issuance of common stock.

        In August 2000, we acquired a 420,000 square foot wafer fabrication facility located in Richardson, Texas for $87 million. The acquisition was financed by a special purpose entity ("SPE") sponsored by a financial institution in which we contributed $73 million and a lender contributed $14 million. In September 2002, we completed an $18.5 million improvement to the Richardson, Texas facility, which was financed through the same financial institution-sponsored SPE as part of our original financing agreement. We contributed $15.5 million and the lender contributed $3.0 million. Of the total amount contributed to the SPE, 97% has been collateralized by us through pledged investment securities and a participation interest in the SPE which amounts appear on our balance sheet as "Restricted Long-Term Assets" and "Other Investment". The SPE is not consolidated in our financial statements and we have accounted for the arrangement as an operating lease. We are required to either make lease payments through August 2005 or purchase the property. If we elect to purchase the property, we will assign the pledged securities to the lender and incur some incremental closing costs to obtain title to the property. We may also renew the lease for an additional four-year period in August 2005. The lease is secured by the value of the property as well as the pledged investment securities. Restrictive covenants are also included in this financing arrangement which require us to maintain (a) a quick ratio of not less than 1.25 to 1.00, (b) tangible net worth not less than the sum of $431.0 million and (c) a maximum leverage ratio not greater than .50. As of September 30, 2002, we were in compliance with these covenants.

        In February and March 2000, we completed a private placement of $345.0 million (net proceeds of $333.9 million) of 4% convertible subordinated notes due 2007. The notes are unsecured obligations, are initially convertible into our common stock at a conversion price of $67.80 per share and are subordinated to all of our present and future senior indebtedness. To date, we have repurchased approximately $60.5 million of the 4% convertible subordinated notes due 2007. From time to time, we evaluate opportunities to repurchase additional portions of the debt and may from time to time repurchase portions of the debt. We have, in prior periods, completed public offerings of our common stock in order to fund our operating and capital needs. In addition, we have funded our operations to date through other private sales of equity, borrowings, equipment leases and cash flow from operations.

        On July 1, 2002, we closed the acquisition of Infineon's GaAs Business. We added approximately 60 employees as part of the acquisition. The acquisition was accounted for as a purchase transaction and the results of operations are included in the condensed consolidated financial statements from the date of acquisition. At the closing date, we paid Infineon EUR50.0 million ($45.0 million at forward contract rate of $.9000/EUR1.00), of which EUR10.0 million ($9.0 million at forward contract rate of $.9000/EUR1.00) represents an earnout deposit. Pursuant to the purchase agreement, Infineon may earn up to an additional EUR74.0 million over a 24-month period based upon revenues generated by the acquired business, for an aggregate purchase price of EUR124.0 million. Subsequent to the close of the acquisition, certain fixed assets were also purchased for EUR5.5 million less EUR1.5 million in funded liabilities acquired ($4.0 million at various spot rates). There are also various other guarantees and contingencies which could affect the amount of the final purchase price. On October 1, 2002, the time period lapsed for the us to reach a subsequent agreement with Infineon as to the inclusion of Infineon's Hi Rel business in our acquisition of Infineon's GaAs Business. Since an agreement was not reached, the minimum purchase price of the acquisition will be adjusted to EUR42 million from EUR45 million. In conjunction with our purchase of Infineon's GAAs Business, we entered into an interim supply agreement whereby Infineon is required to sell, and we are required to purchase EUR 22,500 ($21,987 at September 30, 2002 exchange rate of $.9772/EUR1.00) of GaAs Business products during a one-year period at stipulated prices. The remaining commitment as of September 30, 2002 is EUR17,099 ($16,709 at September 30, 2002 exchange rate of $.9772/EUR1.00).

        On July 1, 2002, we closed the acquisition of a portion of the assets of IBM's wireless phone chipset business. We added 9 employees as part of the acquisition. The acquisition will be accounted for as a purchase transaction and the results of operations are included in the condensed consolidated financial statements from the date of acquisition. At the closing date, we paid $21.8 million to IBM for the related assets. Subsequent adjustments contingent upon business volumes could increase the final aggregate purchase price up to $40.0 million.

        On October 22, 2002, we announced our agreement to purchase a substantial portion of the optoelectronics business of Agere for $40 million in cash. The transaction will include the products, technology and some facilities related to Agere's optoelectronics business, which includes lasers, detectors, modulators, passive components, arrayed waveguide-based components, amplifiers, transmitters, receivers, transceive transponders, and micro electro-mechanical systems. As part of the transaction, approximately 300 Agere research and development, process engineering, marketing, product management and assembly and test employees will join our Company. We anticipate closing the transaction in January 2003, subject to regulatory approval and closing conditions.

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

Recent Accounting Pronouncements

        See Note 17 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Factors Affecting Future Operating Results

        An investment in our common stock is extremely risky. You should carefully consider the following risk factors and other information in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2002 before investing in our common stock. Our business and the results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks and you may lose part or all of your investment.

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

  •
  the cyclical nature of the semiconductor and electronic communications component industries;

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

We may face challenges and risks associated with our planned acquisition of the optoelectronics business of Agere and, as a result, may not realize the expected benefit of this acquisition.

        On October 22, 2002, we announced our agreement to purchase a substantial portion of the optoelectronics business of Agere for $40 million in cash. The transaction will include the products, technology and some facilities related to Agere's optoelectronics business, which includes lasers, detectors, modulators, passive components, arrayed waveguide-based components, amplifiers, transmitters, receivers, transceive transponders, and micro electro-mechanical systems. As part of the transaction, approximately 300 Agere research and development, process engineering, marketing, product management and assembly and test employees will join TriQuint. We anticipate closing the transaction in January 2003, subject to regulatory approval and closing conditions.

        Risks associated with this planned acquisition include:

  •
  negotiation of collateral agreements associated with the purchase agreement;

  •
  adequate preparation and planning for the integration of the acquisition;

  •
  addition of a foreign entity located in Mexico;

  •
  continuation and integration of manufacturing processes substantially different from our current processes;

  •
  a currently depressed market for optoelectronics products;

  •
  Agere's ability to support us and the business through an ownership transition period;

  •
  retention of existing partners and customers;

  •
  retention of Agere's employees and their integration into our corporate culture;

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

  •
  fulfillment of the supply agreement between Infineon and us until we are able to produce the products within our existing facilities;

  •
  retention of existing partners and customers;

  •
  transfer and integration of Infineon's process and technologies into our Oregon facility;

  •
  redesign of Infineon products to allow for manufacture in our Oregon facility;

  •
  retention of Infineon's and IBM's employees and their integration into our corporate culture;

  •
  incremental costs associated with a foreign subsidiary such as taxes, duties and employee benefits;

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

        Integrating the operations, systems and personnel of TriQuint and Sawtek, as with all mergers of companies, is a complex process and we are uncertain that the integration will achieve the anticipated benefits of the merger. We have made significant progress in the implementation of this integation, however, efforts are on-going in some areas. Areas of continuing work in this integration process include:

  •
  coordinating research and development activities to enhance introduction of new products, services and technologies;

  •
  combining product and service offerings and marketing efforts;

  •
  developing, maintaining and combining uniform standards, controls, procedures and policies.

        We may not succeed in addressing these risks or any other problems encountered in connection with the merger. The diversion of the attention of our management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of our business. We cannot assure you that the remaining integration work between TriQuint and Sawtek can be successfully completed or that any of the anticipated benefits will be realized. Further, we cannot assure you that our growth rate will equal the historical growth rates of either company.

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

        We recently announced the appointment of Ralph Quinsey as our President and Chief Executive Officer. Steven J. Sharp, our former President and Chief Executive Officer who announced his intent to reduce his involvement in the day-to-day management of our company in October 2001, remains our working Chairman of the Board and will focus on new technologies and strategic growth opportunities. In addition, we recently announced a corporate reorganization of our company into three business units, each of which is managed by an Office of the President. Our success will depend, in part, on our ability to manage this management transition and reorganization and on the ability of our executive officers to operate effectively, both independently and as a group. The manner in which the new management team conducts the business of our company, and the direction in which the new management team moves the business, may differ from the manner and direction in which the former management has directed our company in the past. If we fail to manage this management transition effectively, our operating results could be negatively affected.

Our operating results may suffer due to fluctuations in demand for semiconductors and electronic communications components.

        From time to time, the wireless phone, base station, optical network, broadband and microwave markets have experienced significant downturns and wide fluctuations in product supply and demand, often in connection with, or in anticipation of, maturing product cycles, capital spending cycles and declines in general economic conditions. The cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We have experienced, and may experience again, periodic fluctuations in our financial results because of these or other industry-wide conditions. We expect that the current decline in demand for wireless, base station, optical network and broadband and microwave components, including ours, could last for the remainder of 2002, if not longer. For example, if demand for communications applications were to decrease substantially, demand for the integrated circuits and SAW filter components in these applications would also decline, which would negatively affect our operating results.

We depend on the continued growth of communications markets.

        We derive all of our product revenues from sales of products for electronic communication applications. These markets are characterized by the following:

  •
  cyclical demand;

  •
  intense competition;

  •
  rapid technological change; and

  •
  short product life cycles, especially in the wireless market.

        Recently, the electronic communications markets have reversed their previous pattern of growth. These markets may not resume historical growth rates. If these markets do not recover and demand for electronic communications applications continues to decline, our operating results could suffer. In addition, to the extent this economic downturn affects our customers' business, it may affect their ability to pay us for products we have already shipped to them.

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

        We expect our Costa Rican operations to continue to account for a significant proportion of our SAW operations and our results of operations in the future.

We face risks from changes in tax regulations and a change in our Cost Rican subsidiary's favorable tax status would have an adverse impact on our operating results.

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

        The fabrication of GaAs and SiGe integrated circuits, SAW filters and the modules containing these components is a highly complex and precise process. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to rework or replace the products. GaAs and SiGe integrated circuits and SAW filters may contain undetected defects or failures that only become evident after we commence volume shipments. We have experienced product quality, performance or reliability problems from time to time. We are currently experiencing field failures and returns on some components and are collecting data for analysis and evaluation as to the extent of the problem. Other defects or failures may also occur in the future. If failures or defects occur, we could:

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

        We have converted our Hillsboro facility to accommodate equipment that uses six-inch (150-millimeter) wafers in production. All of our production has been converted to six-inch wafers. We have very limited experience processing six-inch wafers in our fabrication facilities. Our inexperience may result in lower yields and higher unit production costs. We may discover the need to substantially redesign our processes and procedures as we gain more experience with the larger wafers. As a result, the conversion to six-inch wafer production could interrupt our production of integrated circuits, harm our results of operations, or harm our relationship with our customers.

Increases in our manufacturing capacity may adversely affect our operating results if the current economic downturn continues for an extended period of time.

        We have converted our Hillsboro facility from four-inch wafer production to six-inch wafer production and have recently expanded the capacity of our Texas operations with the transition to the Richardson facility. In addition, we have acquired additional manufacturing facilities and personnel in connection with our recent acquisition of businesses from Infineon and IBM and our recently announced acquisition of the Agere optoelectronics business.

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

        Products have been introduced that have some application in GSM phones, which will impact sales of GSM IF filters for wireless phones. Several companies recently announced a new product based on a direct conversion concept that will eliminate a SAW IF filter in certain CDMA phones. If these products are successful in the market, it could reduce or eliminate demand for our IF filters for CDMA phones and our revenues would be harmed if we do not introduce competitive or alternative products. SAW IF filters for wireless phones accounted for approximately 8% of our revenues in 2001. Any development of a cost-effective and reliable technology that replaces SAW filtering technology or reduces the need for SAW filtering technology could have a material adverse effect on our business, financial condition and results of operations.

A decline either in the growth of wireless communications or in the continued acceptance of CDMA technology would have an adverse impact on us.

        Our products for CDMA-based systems, including filters for base stations and receivers and power amplifiers for wireless phones, accounted for approximately 22% of our revenues for 2001 and approximately 30% of our revenues for the nine months ended September 30, 2002. CDMA technology is relatively new to the marketplace and there can be no assurance that emerging markets will adopt this technology. Our business and financial results would be adversely impacted if CDMA technology does not continue to gain acceptance.

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

We have substantial indebtedness.

        In February and March 2000, we sold $345.0 million of convertible subordinated notes due in 2007 in a private placement to qualified institutional buyers. Although we have repurchased $48.5 million and $27.7 million of these notes in 2001 and thus far in 2002, respectively, we have $268.8 million of indebtedness remaining. Our other indebtedness is for operating and capital leases. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

        For our integrated circuit devices, we compete primarily with both manufacturers of high-performance silicon integrated circuits as well as manufacturers of GaAs integrated circuits. Our silicon-based competitors include companies such as Applied Micro Circuits Corporation, Maxim Integrated Products Inc., Motorola, Philips and STMicroelectronics N.V. Our GaAs-based competitors include companies such as Anadigics Inc., Fujitsu Microelectronics, Inc., Infineon Technologies AG, Raytheon, RF Micro Devices, Skyworks Solutions, Inc. and Vitesse Semiconductor Corp. For our SAW devices, our competitors include companies such as CTS Wireless Components, Micro Networks, Phonon, RF Monolithics, Vectron, EPCOS AG, Thales, Fujitsu, Murata and Toyocom. Competition could also come from companies ahead of us in developing alternative technologies such as SiGe and InP integrated circuits and digital filtering and direct conversion devices.

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

  •
  our corporate culture may clash with that of the acquired businesses; and

  •
  we may incur unknown liabilities associated with acquired businesses

  •
  our increasing international presence resulting from acquisitions increases our exposure to foreign political, currency, and tax risks.

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

        Our future success depends in large part on the continued service of our key technical, marketing and management personnel. We also depend on our ability to continue to identify, attract and retain qualified technical employees, particularly highly skilled design, process and test engineers involved in the manufacture and development of our products and processes. We must also recruit and train employees to manufacture our products without a substantial reduction in manufacturing yields. There are many other semiconductor companies located in the communities near our facilities and it may become difficult for us to attract and retain those employees. The competition for key employees is intense, and the loss of key employees could negatively affect us.

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

        Our sales outside of the United States were 61% and 56% of revenues for the three and nine months ended September 30, 2002, respectively, and 44% of revenues in 2001. We face inherent risks from these sales, including:

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

        The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $21.00 to a low of approximately $3.50 during the 52 weeks ended September 30, 2002. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

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

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
MARKET AND INTEREST RATE RISK

        We are exposed to minimal market risks. We manage the sensitivity of our results of operations to these risks by maintaining an investment policy which allows investments in only highly-rated securities. Our investments, both restricted and unrestricted, are classified as available-for-sale securities and are comprised of highly-rated, short and medium-term investments, such as U.S. government agencies, corporate debt securities and other such low risk investments. Although we manage investments under an investment policy, economic, market and other events may occur to the companies and instruments in which we invest, which we cannot control. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency exchange fluctuations, as we sell our products internationally and have an operation in Costa Rica, are starting up a small operation in China, and have design centers in various other countries. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operation by denominating most transactions in U.S. dollars. We have engaged in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments that are not denominated in U.S. dollars.

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

ITEM 4: CONTROLS AND PROCEDURES

        (a)  Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        (b)  Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        On October 3, 2002, a lawsuit was filed against us in the United States District Court for the Eastern District of Virginia. The suit alleges that we infringed upon certain patents held by Fujitsu Media Devices Limited. Although we believe the suit is without merit and intend to vigorously defend ourselves against the charges, we cannot be certain that we will be successful. Moreover, this litigation may require us to spend a substantial amount of time and money and could distract management from our day to day operations.

        In addition, from time to time we are involved in judicial and administrative proceedings incidental to our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

21.1	Subsidiaries
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K

    We filed a Report on Form 8-K (File No. 000-22660) with the Securities and Exchange Commission on July 15, 2002 to disclose the purchase price and other terms of our agreement to acquire Infineon's gallium arsenide semiconductor business.

    We filed a Report on Form 8-K (File No. 000-22660) with the Securities and Exchange Commission on August 29, 2002 to announce our intended reduction in force and its expected impact on our operating results for the three months ending September 30, 2002.

    We filed a Report on Form 8-K/A (File No. 000-22660) with the Securities and Exchange Commission on September 13, 2002 to amend the Report on Form 8-K filed on July 15, 2002. The amendment was filed to disclose the audited financial statements of Infineon's gallium arsenide semiconductor business which we purchased.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriQuint Semiconductor, Inc.

Dated: November 12, 2002	/s/ Ralph Quinsey RALPH QUINSEY President and Chief Executive Officer (Principal Executive Officer)
Dated: November 12, 2002	/s/ Raymond A. Link RAYMOND A. LINK Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

I, Ralph Quinsey, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of TriQuint Semiconductor, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Ralph Quinsey Ralph Quinsey President and Chief Executive Officer

I, Raymond A. Link, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of TriQuint Semiconductor, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Raymond A. Link Raymond A. Link Vice President, Finance and Administration, Chief Financial Officer and Secretary

Exhibit No.	Description
21.1	Subsdiaries
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
TRIQUINT SEMICONDUCTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
TRIQUINT SEMICONDUCTOR, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET AND INTEREST RATE RISK
ITEM 4: CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES