Form 10-K
period 2002-12-31
TRIQUINT SEMICONDUCTOR INC
filed 2003-03-27
CIK 913885

QuickLinks -- Click here to rapidly navigate through this document

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 000-22660

TRIQUINT SEMICONDUCTOR, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3654013 (I.R.S. Employer Identification No.)
2300 N.E. Brookwood Parkway Hillsboro, Oregon (Address of principal executive offices)	97124 (Zip Code)

Registrant's telephone number, including area code: (503) 615-9000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2002 reported on the Nasdaq Stock Market's National Market, was approximately $729,009,858. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. The registrant does not have any non-voting common equities.

        As of December 31, 2002, the registrant had outstanding 133,162,755 shares of common stock.

        The Index to Exhibits appears on page 58 of this document.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant has incorporated into Part III of this Form 10-K by reference portions of its Proxy Statement for its 2003 Annual Meeting of Stockholders.

TRIQUINT SEMICONDUCTOR, INC.
2002 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

        This Annual Report on Form 10-K, including the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains both historical information and forward-looking statements about TriQuint Semiconductor, Inc ("TriQuint", "we", "us", "our" or "our company"). A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to operating results; demand for integrated circuits, SAW filters and optoelectronic components and the products into which they are manufactured, including wireless phones; sales to a limited number of customers; new competitive technologies; growth and diversification of our markets, technologies and product applications; investments in new facilities; startup or integration of new facilities; equity investments in closely held companies; integration of our acquisitions of Infineon's GaAs business, IBM's wireless phone chipset business, Agere's optoelectronics business and integration of any future acquisitions. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "appears", "believes", "continue", "estimates", "expects", "hope", "intends", "may", "our future success depends", "plans", "potential", "predicts", "reasonably", "seek to continue", "should", thinks", "will" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section of this report titled "Factors Affecting Future Operating Results". These factors may cause our actual results to differ materially from any forward-looking statement.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

ITEM 1. BUSINESS

Overview

        We are a leading supplier of high-performance components and modules for communications applications. Our focus is on the specialized expertise, materials and know-how for radio frequency/intermediate frequency ("RF/IF") and optical applications. We enjoy diversity in our markets, applications, products, technology and customer base. Markets include wireless phones, infrastructure networks, optical networks, and defense. We provide customers with standard and custom product solutions as well as foundry services. Products are based on advanced process technologies including gallium arsenide ("GaAs"), indium phosphide ("InP"), silicon germanium ("SiGe"), and surface acoustic wave ("SAW"). Our customers include major communication companies worldwide.

        Our products are designed on various wafer substrates such as GaAs, SiGe, InP, lithium niobate ("LiNbO3"), lithium tantalate ("LiTaO3") and quartz, using a variety of device technologies including Pseudomorphic High Electron Mobility Transistor ("pHEMT"), Metamorphic HEMT ("mHEMT") Heterojunction Bipolar Transistor ("HBT"), Heterostructure Field Effect Transistor ("HFET"), Metal Semiconductor Field Effect Transistor ("MESFET") and SAW. Using these materials, devices and our proprietary technology, our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. We sell our products worldwide to end-user customers, including The Boeing Company,

Ericsson, Kyocera, LG Group, Lucent, Motorola, Inc., Nokia Corporation, Nortel Networks Corporation, Northrop Grumman, Raytheon Company and Samsung Microelectronics.

        In the United States, we have design and manufacturing facilities in Oregon, Texas, Florida and Pennsylvania and design facilities in New England. We also have production plants in Costa Rica and Mexico, a design facility in Germany, an application sales support office in Taiwan and we are in the process of opening an assembly facility in China. We own and operate our own wafer fabrication and product test facilities and use our proprietary processes to produce radio frequency ("RF"), analog and mixed-signal components, lasers, detectors, modulators and modules cost-effectively in high volumes. We believe that control of these manufacturing processes provides us with a reliable source of supply and greater opportunities to enhance quality, reliability and manufacturing efficiency. In addition, control of our manufacturing process and our combined research and design capabilities assists us in developing new processes and products and in being more responsive to customer requirements. We have also established a strategic foundry business serving leading communications companies.

        We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 2300 N.E. Brookwood Parkway, Hillsboro, Oregon 97124 and our telephone number at that location is (503) 615-9000. Information about the company is also available at our website at www.triquint.com, which includes links to reports we have filed with the Securities and Exchange Commission ("SEC"). The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

Industry Background

        Market demands for higher levels of performance with reduced cost in electronic communications systems have produced an increasing number of varied, complex applications. The increased capabilities of these new systems, in turn, are spawning new markets and a further proliferation of new, sophisticated applications. Many of these new applications have emerged in the wireless communications, telecommunications, data communications and microwave and millimeter wave communications industries.

        The wireless communications industry is constantly changing with the advent of new applications such as digital wireless telephones, personal communication systems ("PCS"), handheld navigation products based on the global positioning satellite ("GPS") standard, satellite communications, wireless local area networks ("WLANs") and wireless internet. Wireless communications systems can offer the functional advantages of wired systems without the costly and time-consuming development of an extensive wired infrastructure, which is of particular importance in developing parts of the world. In addition, many of these new applications require battery-powered portability. The proliferation of some of these new applications has led to increased communication traffic resulting in congestion of the existing assigned frequency bands. As a consequence, wireless communications are moving to higher, less congested frequency bands and are implementing new, advanced communication standards. The advantages of wireless communications systems as well as the increasing demand for wireless communications at higher frequencies continue to drive worldwide growth in existing systems and continue to drive the emergence of new markets and applications.

        The telecommunications industry is encountering increasing demand for higher transmission rates and increased capacity to accommodate traditional voice traffic as well as higher levels of traffic arising from widely used Internet service applications. Today's advanced telecommunications systems employ high-speed switching networks and fiber optic cable operating in accordance with high frequency standards such as synchronous optical network ("SONET"), synchronous digital hierarchy ("SDH"), integrated services digital network ("ISDN"), digital subscriber lines ("DSL") and asynchronous transfer mode ("ATM"). For example, high-performance SONET telecommunications systems can operate at frequencies of 10 gigabits per second ("Gbits/sec") and be multiplexed to provide data capacity to 80 Gbits/sec or higher per individual fiber. The advent of video communications and multimedia, which combines voice, video and data are placing further demands on these systems for even higher transmission rates. This is especially true in the local and end user arenas, which are often referred to as the Metro Ring and Last Mile, respectively.

        The microwave and millimeter wave communications industry utilizes advanced monolithic microwave integrated circuits ("MMIC") and SAW filter products for aerospace, defense and commercial applications. Aerospace and defense applications include high power amplifiers, low noise amplifiers, switches and attenuators for use in a variety of advanced systems such as active array radar, missiles, electronic warfare and space communications systems. Commercial applications for products and services in this frequency range include wireless telephone applications, optical fiber links and switching networks, millimeter wave ("mmW") radios for point-to-point and point-to-multipoint systems, phased-array radar and satellite links both on the orbiting payload and for earth station transmitters.

        To address the market demands for higher levels of performance, electronic communications systems manufacturers have relied heavily on advances in high-performance components and modules such as those we produce. Until recently, the predominant semiconductor technologies used in advanced electronic systems have been silicon-based complementary metal oxide semiconductor ("CMOS"), bipolar complementary metal oxide semiconductor ("BiCMOS") and emitter coupled logic process technologies. In addition, traditional signal processing technologies included lumped element filters, ceramic filters, and bulk acoustic wave crystal filters, resonators and oscillators. However, today's high-performance electronic systems require performance beyond that achievable with these technologies.

        One way to improve performance is to combine analog and digital circuitry on the same device. This combination, known as mixed-signal technology, can provide higher levels of integration (smaller size and increased functionality), reduced power consumption and higher operating frequencies. Higher levels of integration can result in smaller devices with increased functionality. Notwithstanding the benefits of mixed-signal technology, the performance requirements of certain critical system functions generally cannot be achieved using silicon-based semiconductors or filters, resonators and oscillators based on traditional technologies. As a result, systems manufacturers are seeking components and modules which can overcome these performance limitations. GaAs, InP and SiGe semiconductor technology has become an effective alternative or complement to silicon solutions in many high-performance applications. The higher electron mobility of GaAs permits GaAs integrated circuits to operate at higher speeds than silicon devices or at the same speeds with lower power consumption. In addition, SAW technology offers a number of advantages over traditional filter technologies, including precise frequency control and selectivity, reduced size and weight, high reliability, environmental stability and the ability to pass RF signals with minimal distortion.

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

        Electronic communications systems manufacturers, particularly wireless handset manufacturers, are also moving increasingly toward designing integrated radio modules into their phones, rather than the individual components comprising these modules. By doing this, the handset manufacturers can continue to achieve cost reductions, optimization of design and increasingly smaller size of their phones while accelerating design cycles and improving time to market. Our high-performance GaAs and SiGe integrated circuits and our SAW filters, resonators and oscillators comprise some of the primary components in these radio modules. Because of this, we believe we are well-positioned to continue to support the growth and performance level demands of the electronic communications system industry.

TriQuint Strategy

        We are a global supplier to the communications industry with a focus on media interface applications of RF and optical communications systems. We strive to be a premier supplier of solutions based on complex materials such as GaAs, SiGe, InP and other compound semiconductor materials and SAW-based products. The key elements of our strategy include:

        Diversification of Business Models, Market Applications, Technologies and Customers.    We offer a broad range of standard and customer-specific products, as well as manufacturing, design and foundry services, which address numerous end-user applications in a variety of communications markets. Our primary application areas are wireless phones, infrastructure networks, optical networks and defense. Our products are designed on various wafer substrates such as GaAs, SiGe, InP, LiNbO3, LiTaO3 and quartz, using a variety of technologies including pHEMT, HBT, HFET, MESFET and SAW. We delivered products and services to approximately 400 customers during 2002. In addition, we had 35 customers that each contributed $1.0 million or more to our revenues in 2002.

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

        Targeting High-Growth Markets with High-Performance Solutions.    We plan to continue to develop and produce high-performance RF, analog and mixed-signal electronic components and modules. In 2001, we added SAW filters to our portfolio of high-performance solutions by merging with Sawtek, which enables us to offer a complete array of RF products for wireless phones. We have also expanded our product portfolio in broadband and microwave applications and added several products to our optical networking product line through our acquisition of a portion of the optoelectronics business of Agere Systems Inc. ("Agere"). Our new products are focused on modules for both GSM and CDMA wireless phones, WLANs, new SAW filter applications and new applications for optical networks and broadband and microwave equipment.

        In October 2002, we announced the acquisition of a large portion of the optoelectronics business of Agere based in Breinigsville, Pennsylvania. We completed this acquisition in January 2003. This world class design and manufacturing organization, which has origins back to Bell Laboratories, brings a new market to our company. The products of this business, along with the customers they serve, are complementary to the products and customers we currently serve. We expect to integrate our organizations to develop superior integrated products.

        Capitalizing on Partnerships with Industry Leaders in our Target Markets.    We plan to continue to establish and maintain close working relationships with industry leaders in our target markets. We also intend to establish strategic relationships with companies that provide access to new technologies, products and markets. These relationships are critical to providing us with insights into future customer requirements, which facilitates the timely development of new products and services to meet the changing needs of our target markets. Our strategic partnerships include development, manufacturing or foundry relationships with Atmel, Inc., Boeing, Ericsson, Hittite Microwave Corp., Infineon Technologies AG, LG Inotek, Lockheed Martin, Philips Semiconductor, Raytheon, Samsung and Schlumberger Limited.

Markets and Applications

        We focus on four end markets in the electronic communications system industry: wireless phones, infrastructure networks, optical networks and defense applications.

        Wireless Phones.    This business accounted for approximately 45% of our total revenues in 2002. The demand for wireless phones has evolved over the past several years as a result of increased demand for portable voice and data communication capabilities. Implementation of new standards such as CDMA 1xRTT and GSM/GPRS are taking advantage of all allocated frequency bands around the world and supporting the growing demand for wireless data communications. In addition to portability, there has also been increasing demand for wireless phones to contain signal quality similar to wired communication systems, be smaller and lighter, accommodate longer talk time and standby time and contain complex functionality. In addition, this increase in wireless phone communication traffic has resulted in congestion of the assigned frequency bands, creating capacity issues for network operators. As a consequence, wireless communications standards are evolving to more efficiently utilize the available spectrum and demand has increased for handsets that work across multiple standards and frequency bands. Phones of this complexity provide new technical challenges that our products are well suited to address. While the wireless phone market has grown in the past, it has experienced a slowdown since 2001 due to the overall softness in the economy and other factors.

        Our use of various wafer substrates such as GaAs, SiGe, LiNbO3, LiTaO3 and quartz, and a variety of technologies including pHEMT, HBT, HFET, MESFET and SAW provides us with the ability to satisfy these market demands. In many wireless phone applications, these substrate materials and devices can provide key performance advantages over silicon, such as higher frequency operation, improved signal reception and transmission, better signal processing in congested bands and greater power efficiency for longer battery life. Access to these varied technologies enables us to combine them in applications to optimize both product performance and cost.

        We believe that we provide not only the broadest product offering for the RF front-end portion of wireless phones, but also the capability to integrate many of the functions into module form. We offer a full range of RF and intermediate frequency ("IF") SAW filters that can be sold independently or integrated into modules along with our various receiver and power amplifier products. During 2002, we announced a wide range of new products including HBT power amps, SiGe-based products, SAW-based duplexers and various receiver products for applications in the wireless phone and wireless local area networking markets. In addition, our SAW-based RF filters introduced in 2000 have gained significant market acceptance and are now our highest volume product.

        Infrastructure Networks.    This business accounted for approximately 31% of our total revenues in 2002. Infrastructure networks include a variety of applications and products such as base stations, point-to-point radio, WLANs, satellite communication, cable and other products. The largest portion of the infrastructure end market to us is the base station market. Base stations are necessary to operate wireless phone networks. The demand for base station equipment is related to network build-out plans of network operators and is highly dependent upon the availability of capital equipment budgets. In 2002, demand in the base station market was soft due to reduced capital spending by network operators.

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

        Looking forward, we believe there are three major drivers to the base station equipment market. The first is the continued deployment of base stations in China and other emerging markets such as India. The second is the build-out of GSM/EDGE networks for the United States and Latin America to upgrade the existing TDMA networks. The third is build-out of WCDMA systems.

        We participate in the satellite communications market in both orbiting payload and ground station uplinks for satellite communication systems. Purchases of equipment by customers in this market was down in 2002 compared to 2001 due to the reduction in satellite launches. We believe that the ground station market will grow as two-way broadband communication products are introduced in 2004. Other broadband products include products for cable and wireless high speed Internet services and wireless distribution of phone, video and interactive cable television services.

        Approximately 5% of our total revenues stem from sales of our products through distributors. All of these distributor sales are grouped into the infrastructure networks end market.

        Optical Networks.    This business accounted for approximately 5% of our total revenues in 2002. The fiber optic network market grew in the late 1990's with increased demand for the transmission and manipulation of large amounts of information at high speeds and with high integrity. Fiber optic network demand has occurred for both the telecommunications and data communications markets. The expansion has been driven by increasing Internet usage, business networking, facsimile exchange and voice traffic, as well as the ongoing upgrade of existing systems to fiber optic components.

        Fiber optic cables can transmit data at rates exponentially greater than copper lines. A single fiber can cost-effectively replace hundreds or thousands of copper lines. Optical networks operate in accordance with high frequency standards such as SONET, SDH, ISDN and ATM. For example, high-performance SONET telecommunications systems can operate at frequencies of 10 Gb/s or higher. Dense Wave Division Multiplexing (DWDM) can then be used to combine 80 or more of these 10 Gb/s signals to be carried down a single fiber. Internet applications, video communications and multimedia applications continue to place demands on these systems for even higher transmission rates, especially in the Metro Ring environment.

        To fully utilize the benefits of fiber optic cable, the electronic processors and modules in these networks must be able to operate at speeds up to 40 Gb/s cost-effectively and efficiently and still meet established signal quality and data integrity standards. Our optical networking products specifically target the need for these high-performance, integrated devices and support all optical network standards. We offer a variety of products that include multiplexers and demultiplexers, laser/modulator drivers, photo detectors and transimpedance amplifiers. We have added significantly to our product offering lineup through our Agere acquisition. We now offer high performance lasers, detectors, modulators, receivers, transceivers, transponders and optical amplifiers. The optical networks market and demand for our products targeted at these applications have been depressed since 2000 and we expect continued softness through 2003. The Agere acquisition, however, will position us well to serve this market when it recovers.

        Defense.    This business accounted for approximately 19% of our total revenues in 2002. Our largest customers in this market are defense subcontractors to the U.S. government. The U.S. military uses our products in phased-array radar to identify, track and target aircraft and threats of unknown origin. The capability to track multiple targets simultaneously is one of the key enhancements found on the new generation of fighters such as the F-22 Raptor and Joint Strike Fighter (JSF). We are teamed with the prime contractors on both of these programs. Our microwave power amplifiers (PAs) will provide the capability to transmit the microwave power that is at the heart of the radar's operation. These radars are comprised of large arrays of elements, each with its own PA. Our products are used in long lead-time, large-scale programs. We do not expect our revenues to increase materially as a result of any near-term conflicts with foreign nations.

Products

        We offer a broad array of RF, analog and mixed-signal integrated circuits, lasers, detectors, optical modulators, transceivers, transponders, optical amplifiers and SAW filter products to address the needs of our target markets. We utilize high-frequency substrate materials such as GaAs, SiGe and InP, LiNbO3, LiTaO3 and quartz and high-performance technologies such as pHEMT, HBT, HFET, MESFET and SAW to design and manufacture products which overcome the performance barriers of silicon devices. Our products offer other key advantages such as steeper selectivity, lower distortion, higher power and power added efficiency, reduced size and weight and more precise frequency control. We believe efficient manufacturing facilities and processes result in products that provide our customers a favorable price/performance trade-off. Our broad range of standard and customer-specific integrated circuits, optical components and modules and SAW filters, combined with our manufacturing and design services, allow customers to select the specific product solution which best fulfills their technical and time-to-market requirements.

  Standard Products

        We offer families of standard products for each of our target market application areas. These include:

        Wireless Phones.    Our products include receivers, power amplifiers, voltage controlled oscillators, switches, low-loss transversal filters, reflective low-loss filters, resonator filters and front-end radio modules. These products address the needs of system designers for low noise, power efficient amplification, low loss switching and efficient and accurate frequency conversion.

        Infrastructure Networks.    Our products include bi-directional transversal filters, low-loss transversal filters, reflective low-loss filters and oscillators. We believe that we are the leading supplier of SAW filters for base stations. Our products support GSM, EDGE, CDMA and 3G networks. We also provide products that serve as the high data rate backhaul paths for base stations. These include integrated circuits for mmW radios and optical components for optical communication links. Our products also include high power amplifiers, low noise amplifiers, switches, attenuators and discrete integrated circuits. We support numerous applications in this market including radar systems, satellite, point-to-point radios, point-to-multipoint and cable.

        Optical Networks.    Our products include laser/modulator drivers, photo detectors and transimpedance amplifiers along with lasers, modulators, transceivers, transponders and optical amplifiers. These products support the high-performance telecommunications standards, SONET, SDH, ISDN, ATM and DWDM, and the data communications standards, Gigabit Ethernet and Fibre Channel.

  Customer-Specific Products and Services

        We offer our customers a variety of product options and services for the development of customer-specific products. Our services include design, wafer fabrication, test engineering, package engineering, assembly and test. We generally receive revenues from customer-specific products and services at two stages: when the design is developed and engineered and when we manufacture and deliver the device. We focus the development of our customer-specific products on applications involving volume production requirements. As is typical in the semiconductor industry, customer-specific products are developed for specific applications. As a result, we expect to generate production revenues only from those customer-specific products that are subsequently produced in high volume. A substantial portion of our products are designed to address the needs of individual customers. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select customer-specific development projects which will result in sufficient production volume to enable us to achieve manufacturing efficiencies. Because customer-specific products are developed for unique applications, we expect that some of our current and future customer-specific products may never be produced in high volume. In addition, in the event of significant delays in completing designs or our failure to obtain development contracts from customers whose systems achieve and sustain commercial market success, our results of operations could be materially adversely affected.

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

Design and Process Technology

        In order to rapidly develop and cost-effectively introduce new products which address the needs of our customers, we have made substantial investments in building our capabilities in RF, analog and mixed-signal circuit design. We have developed an extensive library of digital and analog cells and associated software tools and databases which we use to facilitate the design of our integrated circuits. We have developed techniques for material design as well. The advancement of both our electrical and optical components is highly dependent on our ability to quickly and accurately produce the proper material structure to meet the targeted end device performance. We have also developed and documented process and design rules which allow customers to design proprietary integrated circuits themselves. Mixed-signal products, which generally involve varied and complex functions operating at high frequencies, generally present the most complex design and testing challenges. We believe that our extensive cell library, device simulation models, optimized mixed-signal process technology and design and test engineering expertise in high-performance mixed-signal integrated circuits address these challenges and provide a competitive advantage.

        Our manufacturing strategy is to use high volume process technologies when possible to enable us to provide cost-effective, stable, uniform and repeatable solutions for our customers. We provide advanced wafer manufacturing processes and we have pursued core process technologies that are cost-effective for RF, analog and mixed-signal electronic applications as well as for lasers, detectors, modulators and optical amplifiers in the optical component market. As a result, we are able to enjoy the cost advantages associated with standard high volume semiconductor manufacturing practices. The core process technology in our Oregon wafer fabrication operation employs both implanted and epitaxial structures, 4 micron metal pitch, typically 0.5 or greater micron geometries, involves 10 to 18 mask steps, has a cutoff frequency of up to 21 GHz and is scalable. This scalability facilitates further cost reduction and performance improvement. The process technology employed in our Texas wafer fabrication operation includes six advanced performance production processes: 0.5 micron gate length MESFET for amplifier applications; 0.15, 0.25 and 0.5 micron gate length pHEMT for high power and high frequency applications; HBT for high voltage, high linearity and high power density; 0.5 micron gate length HFET for high voltage, high power amplifiers and switches and Vertical P-I-N diode (VPIN) for signal control devices such as switches, limiters and attenuators. In our Florida wafer fabrication operation, we use manufacturing techniques to produce our SAW devices that are very similar to those for integrated circuits.

Customers

        We have a broad customer base of leading systems manufacturers. In 2002, we shipped products or provided manufacturing services to approximately 400 end-user customers and distributors. In 2002, Motorola accounted for approximately 16% of our revenues and Nokia accounted for approximately 10% of our revenues. In 2001, Nokia accounted for approximately 15% of our revenues. In 2000, Ericsson accounted for approximately 14% of our revenues, Motorola accounted for 11% of our revenues, Nokia accounted for approximately 13% of our revenues and Nortel accounted for approximately 12% of our revenues. No other single customer accounted for greater than 10% of our revenues during these periods. This mix of customers may change in the future, particularly as a result of our acquisition of the Agere optical components business.

        Our sales to customers outside the United States accounted for approximately 56%, 44% and 50% of revenues in 2002, 2001 and 2000, respectively. Sales to customers in Korea represent the largest portion of our international sales. Customers in Korea accounted for approximately 13% and 12% of our revenues in 2002 and 2001, respectively. Customers in Canada accounted for approximately 14% of revenues in 2000. No other country represented 10% or more of our revenues in any of those periods.

        Some of our sales to overseas customers are made under export licenses that must be obtained from the United States Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism, or other trade policies could adversely affect our ability to sell or to manufacture in international markets. Furthermore, revenues from outside the United States are subject to inherent risks, including the general economic and political conditions in each country.

Manufacturing

        We currently have six manufacturing centers located in Oregon, Texas, Florida, Pennsylvania, Mexico, Costa Rica and China.

        Our executive, administrative, test and technical offices are located in a 254,000 square foot facility in Hillsboro, Oregon on approximately 52 acres. Included in this facility is a wafer fabrication facility consisting of 76,000 square feet, of which 21,000 is operated as a Class 10 performance clean room.

        Our Texas facility is located in Richardson. It comprises approximately 550,000 square feet, of which 48,000 is a Class 1 performance clean room. We currently operate that clean room as a Class 10 performance clean room. In July 2002, we successfully moved our manufacturing operations from our former Dallas facility, which we leased from Raytheon under a sublease, solely to the Richardson facility. We no longer lease any portion of our former Dallas facility.

        Our Florida facility is a wafer fabrication facility located in Apopka. The Apopka wafer fabrication facility includes 16,000 square feet of clean room, of which 2,300 square feet is Class 10 performance clean room.

        Our San Jose, Costa Rica facility is an assembly and test facility for the production of SAW filters. It is a 61,300 square foot facility with over 19,000 square feet of clean room space, located in the Metro Free Trade Zone. We use our Costa Rica facility to assemble, package, test and ship final product to customers. We began operations at this facility in 1996.

        In February 2003, we also announced our establishment of a facility in Tianjin, China to provide assembly, test, mark, tape and reel support for our products that serve the worldwide cell phone market. This facility comprises approximately 11,000 square feet and will also provide us with shorter time-to-market, local currency support and after sales service in support of domestic Chinese communications equipment manufacturers, as well as other original equipment manufacturers.

        In connection with our acquisition of the Agere optical components business, we acquired rights to facilities in Breinigsville, Pennsylvania and Matamoros, Mexico. The Breinigsville, Pennsylvania facility contains approximately 849,000 square feet of manufacturing and office space located on 139 acres. There are several clean rooms existing within the complex. We are in the process of scaling and integrating the manufacturing assets, which are currently located across several Agere sites, into specific designated portions of the Breinigsville and Mexico sites. In addition, some of the acquired assets will be moved to and installed in our Richardson, Texas facility. We expect to complete the asset integration and take ownership of the site by April 1, 2003, which coincides with the completion of most of the transition support services Agere has agreed to provide. We also assumed the long-term lease obligation on a Matamoros, Mexico facility from Agere. This facility is used to assemble and integrate optical components into higher level assemblies such as transceivers and transponders.

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

        For integrated circuit products made by our Oregon facility, we assemble our products using outside assembly contractors. Our Texas facility is developing packaged products, which will also be assembled by outside contractors. Our Pennsylvania operation has also used outside contract assembly facilities as well as the facility in Matamoros, Mexico. We are in the process of integrating these assembly needs as we evaluate ongoing product offerings. Outside assembly services are contracted to 11 vendors, five of which are located in the U.S. We perform our own tape and reel operations; however, we have two domestic vendors qualified for this service should we need to use them. A reduction or interruption in the performance of assembly services by subcontractors or a significant increase in the price charged for such services could adversely affect our operating results.

Production Outside of the United States

        Because of the significant fixed costs associated with the manufacture of our products and components and our industry's history of declining prices, we must continue to produce and sell our integrated circuits, optical components and SAW components in significant volume, continue to lower manufacturing costs and carefully monitor inventory levels. We continually evaluate our integrated circuit and SAW components manufacturing processes as well as the desirability of transferring volume production of those products between facilities, including transfer overseas to countries where labor costs and other manufacturing costs are significantly lower than in the United States, principally Costa Rica and now Matamoros, Mexico. In 2003, we will also begin utilizing our newly established assembly and test facility in Tianjin, China. The functional currency for both our Costa Rican and Mexican subsidiaries is the U.S. dollar since sales and most material cost and equipment are U.S. dollar denominated. The effects of currency fluctuations of the local currencies are not considered significant and are not hedged.

        Frequently, transfer of production of a product to a different facility requires qualification of such new facility by certain of our customers. There can be no certainty that such changes and transfers will be implemented on a cost-effective basis without delays or disruption in our production and without adversely affecting our results of operations. Offshore operations are subject to certain inherent risks, including delays in transportation, changes in governmental policies, tariffs, import/export regulations and fluctuations in currency exchange rates in addition to geographic limitations on management controls and reporting. There can be no assurance that the inherent risks of offshore operations will not adversely affect our future operating results.

Raw Materials and Sources of Supply

        We generally maintain alternative sources for our principal raw materials to reduce the risk of supply interruptions or price increases. We purchase these materials on a purchase order basis. The raw materials used are available from several suppliers for our integrated circuit, SAW filter and optical components manufacturing operations. For our integrated circuit manufacturing operations, we currently have approximately 16 fully qualified wafer vendors, at least three of which are located in the United States, and three fully qualified mask set vendors, all of which are located in the United States. We purchase high-performance, multilayer ceramic packages from approximately three vendors, one of which is located outside the United States. We currently purchase plastic packaging from approximately seven suppliers, one of which is located in the United States. We also utilize nonqualified vendors for these and other materials for use in nonproduction research and test activities.

        For our SAW filter manufacturing operations, we use several raw materials, including wafers made from quartz, LiNbO3 or LiTaO3 and ceramic or metal packages. Relatively few companies produce these piezoelectric wafers and metal and ceramic packages. Our most significant suppliers of ceramic surface mount packages are three companies based in Japan. For our SAW operations, we also utilize five qualified wafer vendors, three of which are located outside the United States, and two qualified mask set vendors, both of which are domestic companies.

        Our newly acquired optical components group is dependent upon a large number of suppliers for components that make up the bill of materials ("BOMs") for its product offerings such as transceivers, transponders and optical amplifiers. The success of these products is critical to the overall success of the business. The primary risk to our source of supply to manufacture these products is the currently depressed state of the optical network market and its impact on the financial stability of smaller companies. We are focusing on a successful transition in this area as we integrate that operation into our company.

        Our reliance on a limited number of suppliers for certain raw materials and parts may impair our ability to produce our products on time and achieve acceptable yields. At times in the past, we have experienced difficulties in obtaining ceramic packages used in the production of bandpass filters. The acquisition of relatively simple devices, such as capacitors, has been problematic at times because of the large demand swings that can occur in the cellular handset market for such components. This risk will spread across a larger percentage of our total business as a greater portion of our revenues results from our integrated product offerings. In an attempt to minimize this problem, we have qualified multiple sources of supply when possible, negotiated long-term agreements when possible and intend to maintain a safety stock of raw material inventories of these items.

Marketing, Sales and Distribution

        We sell our products through independent manufacturers' representatives, distributors and our direct sales staff. As of December 31, 2002, we had 34 independent manufacturers' representative firms and four distributors worldwide. Of the independent manufacturers' representative firms, 19 are based in the United States and 15 are located in Europe, the Pacific Rim and South America. Our direct sales staff provides sales direction and support to the manufacturers' representatives and distributors. Of the distributors, one is based in the U.S. and three support our Europe and Pacific Rim business. We have domestic sales management offices in the metropolitan areas of Los Angeles, California; San Diego, California; San Jose, California; Boston, Massachusetts; Portland, Oregon; Chicago, Illinois and Raleigh, North Carolina. We have also established foreign sales and marketing offices in Finland, Germany, Japan, Korea, Sweden and Taiwan.

Backlog

        As of December 31, 2002, our backlog was approximately $70.2 million compared to approximately $78.6 million as of December 31, 2001. We include in our backlog all purchase orders and contracts for products requested by the customer for delivery within 12 months. We expect to ship substantially our entire backlog by December 31, 2003. The backlog is not necessarily indicative of future product sales, and a delay or cancellation of a small number of purchase orders may materially adversely affect us.

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

        Frequently, we can ship our standard products from inventory shortly after receipt of an order, referred to as "turns business", and these orders may not be reflected in backlog. Accordingly, backlog as of any particular date may not necessarily be representative of actual sales for any future period.

Research and Development

        Our research and development efforts are directed towards developing integrated circuits, SAW devices and now optoelectronics products. We are also focused on improvement of our existing products' performance, development of new processes, reductions of manufacturing process costs and improvements in device packaging.

        In 2002, we had 678 design wins for products and customers across all of our target markets. Since most of our products are proprietary sole-sourced devices, we believe that these design wins indicate the strength of our engineering resources. In 2002, we announced several new key products and projects, such as our first 4x4 mm SiGe Pas, a foundry relationship with Philips to develop HBT-based wireless applications, significant product development effort in GSM power amplifiers, switches and filters, and entry into the optoelectronics market through our purchase of Agere's optical components group.

        Our research, development and engineering expenses in 2002, 2001 and 2000 were approximately $58.6 million, $51.7 million and $39.8 million, respectively. As of December 31, 2002, approximately 581 of our employees were engaged in activities related to process and product research and development. We expect that we will continue to spend substantial funds on research and development.

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

        As is characteristic of the integrated circuit and SAW filter component industries, the average selling prices of our products have historically decreased over the products' life cycles and we expect this pattern to continue. We also expect the same pattern to occur with our new optoelectronics products. To offset these decreasing selling prices, we rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and can be sold at higher average selling prices. As more of our product offerings migrate toward integrated assemblies requiring the acquisition of outside manufactured components, we will have to effectively work with our suppliers to reduce the total cost of the respective BOMs. To the extent that our cost reduction efforts or new product introductions do not occur in a timely manner or our or our customers' products do not achieve market acceptance, our operating results could be adversely affected.

Competition

        The markets for our products are characterized by price competition, rapid technological change, short product life cycles and heightened global competition. Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources. Due to the increasing requirements for high-speed, high-frequency components, we expect intensified competition from existing integrated circuit and SAW device suppliers, as well as from the entry of new competitors to our target markets.

        For products in depressed markets, such as for optical components and modules, competition can be even more intense as companies attempt to maximize their revenue to cover as much of their fixed cost base as possible, even if it means selling products at a loss. There is no guarantee that pricing will stay at a level where we can sell our products on a profitable basis.

        For our integrated circuit devices, we compete with manufacturers of high-performance silicon integrated circuits as well as manufacturers of GaAs and other integrated circuits. Our silicon-based competitors include companies such as Applied Micro Circuits Corporation, Maxim Integrated Products Inc., Motorola, Philips and STMicroelectronics N.V. Our GaAs-based competitors include companies such as Anadigics Inc., Fujitsu Microelectronics, Inc., Infineon Technologies AG, Raytheon, RF Micro Devices, Skyworks Solutions, Inc. and Vitesse Semiconductor Corp. For our SAW devices our competitors include companies such as CTS Wireless Components, Micro Networks, Phonon, RF Monolithics, Vectron, EPCOS AG, Thales, Fujitsu, Murata and Toyocom. Competition could also come from companies developing alternative technologies such as SiGe and InP integrated circuits and digital filtering and direct conversion devices. Our major competitors across the optical markets include Fujitsu, JDS-Uniphase, Agilent, Bookham Technologies and Nortel.

        Our prospective customers are typically systems designers and manufacturers that are considering the use of GaAs or SiGe integrated circuits or SAW filters, as the case may be, for their high-performance systems. Competition is primarily based on performance elements such as speed, complexity and power dissipation, as well as price, product quality and ability to deliver products in a timely fashion. We believe that we currently compete favorably with respect to these factors. Due to the proprietary nature of our products, competition occurs almost exclusively at the system design stage. As a result, a design win by our competitors or by us often limits further competition with respect to manufacturing a given design. Some potential customers may be reluctant to adopt our integrated circuit products because of perceived risks relating to GaAs, SiGe and other technologies other than silicon, including perceived risks related to manufacturing costs, novel design and unfamiliar manufacturing processes. In addition, potential customers may have questions about the relative performance advantages of our integrated circuit products compared to more familiar silicon semiconductors, or concerns about risks associated with reliance on a smaller, less well-capitalized company for a critical component. While our GaAs integrated circuit products have inherent speed advantages over silicon devices, the speed of products based upon silicon processes is continually improving. Our products are often sole sourced to our customers and our operating results could be adversely affected if our customers were to develop other sources for our products.

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

Intellectual Property Matters

        We rely on a combination of patents, copyrights and trade secrets to establish and protect our intellectual property rights. We aggressively seek patents to protect inventions and technology which are important to our business. We have been awarded numerous patents relating to circuit design, SAW devices, oscillators, packaging technologies and wafer processing which have various expiration dates, but none earlier than 2005. These include both U.S. and foreign patents. In addition to our own inventions, we have acquired a substantial portfolio of U.S. and foreign patent applications in the optoelectronics area of technology. These applications are just starting to issue as patents, and will have lives that will extend 20 years from their respective filing dates. As a result of the rapid changes in technology, the lives of these patents will likely last longer than the economic lives of the technologies they cover. We also have a number of registered trademarks. There can be no assurance that our pending patent or trademark applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. We also protect our numerous original mask sets under the copyright laws.

        We also own a substantial body of proprietary techniques and trade secrets. We seek to protect our trade secrets and proprietary technology, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by others. In addition, the laws of some foreign countries do not offer protection of our proprietary rights to the same extent as the laws of the United States, which is an increasing concern as more of our assembly production is moved to foreign countries.

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

Environmental Matters

        Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in our manufacturing processes. We believe that our activities conform to present environmental regulations. Increasing public attention has, however, been focused on the environmental impact of semiconductor operations. While we have not experienced any materially adverse effects on our operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements. Any failure by us to adequately restrict the discharge of hazardous substances could subject us to future liabilities or could cause our manufacturing operations to be suspended.

Employees

        As of December 31, 2002, we employed a total of 1,485 persons, including 720 in manufacturing, 40 in quality and reliability, 581 in process, product and development engineering, 45 in marketing and sales and 99 in finance and administration. As of December 31, 2002, none of our domestic employees were represented by a collective bargaining agreement. At our German location, approximately 35 of our employees are represented by a collective bargaining agreement. In addition, approximately 100 non-exempt employees of the optoelectronics business which we acquired from Agere effective January 2, 2003 are represented by a collective bargaining agreement. We consider our relations with employees to be good and we have not experienced any work stoppage.

Executive Officers

        The names, ages and positions of our executive officers as of March 15, 2003 are as follows:

Name	Age	Current Position(s) with Company	Position Held Since
Steven J. Sharp	61	Chairman of the Board of Directors	1992
Ralph G. Quinsey	47	President and Chief Executive Officer	2002
Raymond A. Link	48	Vice President, Finance and Administration, Chief Financial Officer and Secretary	2001
Brian P. Balut	37	Vice President, Sales and Marketing	2002
Thomas V. Cordner	58	Vice President, TriQuint Texas	1998
Bruce R. Fournier	46	Vice President, TriQuint Oregon	1998
David N. McQuiddy, Jr.	64	Vice President, TriQuint Texas	2000
J. David Pye	52	Vice President, TriQuint Oregon	1996
Glen A. Riley	40	Vice President, TriQuint Optoelectronics	2003
Ronald R. Ruebusch	53	Vice President, TriQuint Oregon	1996
J. Michael Sanna	50	Vice President, TriQuint Texas	2002
Azhar Waseem	49	Vice President, Sawtek Inc.	2002
Stephanie J. Welty	47	Vice President, Finance and Assistant Secretary	1999

        Mr. Sharp joined TriQuint in September 1991 as Director, President and Chief Executive Officer. In May 1992 he became Chairman of TriQuint's Board of Directors. In July 2002, Mr. Sharp stepped down as President and Chief Executive Officer and remains as Chairman of the Board. Previously, Mr. Sharp was the founder and served as Chief Executive Officer of Power Integrations, Inc., a semiconductor manufacturing company. Prior to that time, Mr. Sharp was employed for 14 years by Signetics Corporation (since acquired by Philips Electronics N.V.), a semiconductor manufacturer and for nine years by Texas Instruments, Incorporated, a semiconductor manufacturer. Mr. Sharp also serves as a director of Power Integrations. He received a B.S. degree in Mechanical Engineering from Southern Methodist University, a M.S. degree in Engineering Science from California Institute of Technology and a M.B.A. from Stanford University.

        Mr. Quinsey joined TriQuint in July 2002 as President and Chief Executive Officer. From September 1999 to January 2002, Mr. Quinsey was with ON Semiconductor, a manufacturer of semiconductors for a wide array of applications, as Vice President and General Manager of the Analog Division. Prior to that, Mr. Quinsey was with Motorola, a manufacturer of semiconductors and communications equipment, from 1979 to September 1999, holding various positions including Vice President and General Manager of the

RF/IF Circuits Division, which developed both silicon and gallium aresnide technologies for wireless phone applications. Mr. Quinsey received a B.S. degree in Electrical Engineering from Marquette University.

        Mr. Link joined TriQuint in July 2001 as Vice President, Finance and Administration, Chief Financial Officer and Secretary as a result of TriQuint's merger with Sawtek. Mr. Link joined Sawtek in September 1995 as Vice President Finance and Chief Financial Officer and was promoted to Senior Vice President and Chief Financial Officer in October 1999. From 1987 to September 1995, Mr. Link was Vice President, Finance and Chief Financial Officer of Hubbard Construction Company, a heavy/highway construction company. From 1980 to 1987, he was with Harris Corporation, a manufacturer of electronic communication equipment, in various financial capacities. Mr. Link received a B.S. degree from the State University of New York at Buffalo and a M.B.A. from the Wharton School at the University of Pennsylvania. He is a Certified Public Accountant.

        Mr. Balut joined Sawtek in October 1994 as Sales Manager. He was promoted to Director of Sales and Marketing in November 1996 and to Vice President Sales and Marketing in September 1998 and assumed overall corporate responsibility for this function in July 2002. From 1987 to 1994, Mr. Balut held various positions in sales, marketing and engineering with REMEC, a manufacturer of electronic components. Mr. Balut received a B.S. degree in Electrical Engineering from the Massachusetts Institute of Technology and a M.B.A. from Rollins College.

        Mr. Cordner joined TriQuint in January 1998 as Vice President and General Manager, Millimeter Wave Communications as a result of TriQuint's acquisition of Raytheon's MMIC operations and was promoted to Vice President, TriQuint Texas in May 2002. From July 1997 to January 1998, Mr. Cordner served as Operations Manager for Raytheon, heading its GaAs MMIC operations. Prior to that time, Mr. Cordner was an employee of Texas Instruments, a semiconductor and communications equipment manufacturer, for 32 years, most recently as the Operations Manager for its GaAs Operations Group from January 1991 to July 1997. Mr. Cordner received a B.S. degree in Mathematics from the University of Texas at Arlington.

        Mr. Fournier joined TriQuint in June 1987 as Area Sales Manager. Since that time, he has held a variety of positions including National Sales Manager, Wireless Products from 1991 to 1994, Director of Worldwide Sales from early 1994 to September 1994 and Vice President, Worldwide Sales from September 1994 to June 1998. From June 1998 until May 2002, Mr. Fournier held the position of Vice President and General Manager, Foundry Services. He currently holds the position of Vice President, TriQuint Oregon. Prior to joining TriQuint, Mr. Fournier held engineering, sales and marketing management positions with Fairchild Semiconductor, Weitek Corporation and Honeywell, Inc. Mr. Fournier received an A.S. degree in Electrical Engineering and a B.S. degree in Business Administration from the University of Maine and a M.B.A. from the University of Southern Maine.

        Dr. McQuiddy joined TriQuint in January 2000 as Vice President, Research and Development and in May 2002 he was promoted to Vice President, TriQuint Texas. From July 1997 to January 2000, Dr. McQuiddy was a Senior Principal Fellow at Raytheon. Dr. McQuiddy joined Texas Instruments in 1968 and served in various capacities until July 1997. At Texas Instruments, Dr. McQuiddy was responsible for directing internal research and development investments in electro-optics, microwave/millimeter-wave and micro-electronic technologies. He is an IEEE Fellow and presently serves on the IEEE USA R&D Policy Committee. Dr. McQuiddy received a B.S. degree from Vanderbilt University and a M.S. degree and a Ph.D. degree in Electrical Engineering from the University of Alabama.

        Mr. Pye joined TriQuint in May 1996 as Vice President, Manufacturing and in May 2002 was named Vice President, TriQuint Oregon. From 1983 until 1996, Mr. Pye was Vice President and General Manager at VLSI Technology, Inc., a semiconductor company, where he served in various capacities. From 1973 to

1983, Mr. Pye served in various roles in process engineering and process development at Texas Instruments. Mr. Pye received a B.A. degree from Napier College of Science and Technology, Edinburgh, Scotland.

        Mr. Riley joined TriQuint in January 2003 as Vice President and General Manager, TriQuint Optoelectronics. From December 2001 to August 2002, he was President and CEO of Opticalis, a venture-funded start-up company developing optical communication sub-systems. Prior to that, he spent 6 years with Agere Systems, a semiconductor and optical component manufacturer, as Vice President of Optical Core Networks, Vice President of Sales for the Asia-Pacific region, and as General Manager of the Storage Products group. Before Agere, he worked in various management, marketing and sales roles at Philips Semiconductors, AT&T Microelectronics and Texas Instruments. In total, he has over 17 years of experience in the semiconductor industry. Mr. Riley holds a B.S. degree in Electrical Engineering with highest distinction from the University of Maine at Orono.

        Mr. Ruebusch joined TriQuint in May 1996 as Vice President and General Manager, Wireless Communications and in May 2002 was named Vice President, TriQuint Oregon. From 1993 to May 1996, Mr. Ruebusch was Vice President, Semiconductor Product Development, at Celeritek, Inc., a microwave products company. From 1991 to 1993, Mr. Ruebusch held management positions at Pacific Monolithics, Inc. (which was acquired by Richardson Electronics, Ltd.). Prior to such time, Mr. Ruebusch spent 13 years in various positions at Advanced Micro Devices, Inc. and Signetics Corporation (which was acquired by Philips Electronics). Mr. Ruebusch received a B.S. degree in Electrical Engineering, a M.S. degree in Electrical Engineering and a M.B.A. from the University of Santa Clara.

        Mr. Sanna joined TriQuint in January 1998 as Director of Business Development for the Texas operation as a result of TriQuint's acquisition of Raytheon's MMIC operations. In May 2002 he was promoted to Vice President, TriQuint Texas. From July 1997 to January 1998, Mr. Sanna served as the Wafer Fabrication Operations Manager for Raytheon, heading its GaAs MMIC manufacturing operations. Prior to that time, Mr. Sanna was an employee of Texas Instruments for 17 years, most recently as the Wafer Fabrication Operations manager for its GaAs Operations Group from January 1994 to July 1997. Mr. Sanna received B.S. and M.S. degrees in Electrical Engineering from the University of Wisconsin and Southern Methodist University, respectively, and a Masters Degree in Administrative Studies from Southeastern Oklahoma State University.

        Mr. Waseem joined Sawtek in March 1995 as Director of Wafer Fabrication and was promoted to Vice President of Manufacturing in April 1998 and to Vice President of Operations in October 1999. In May 2002 he was promoted to Vice President, Sawtek, Inc. From 1989 to 1994, Mr. Waseem held various operations and engineering positions with Siliconix, Inc., a microelectronics manufacturer based in Santa Clara, California. From 1986 to 1989, Mr. Waseem held various engineering positions with General Electric. Mr. Waseem received B.S. and M.S. degrees in Electrical Engineering and a M.B.A., all from the University of Minnesota.

        Ms. Welty joined TriQuint in 1994. Since September 1999, Ms. Welty has been TriQuint's Vice President, Finance. Ms. Welty served as Accounting Manager from 1994 to 1996 and served as Director of Information Systems from 1996 to September 1999. Prior to joining TriQuint, Ms. Welty held accounting and controller positions at other high technology firms. Ms. Welty holds a B.S. degree from the University of Washington and she is a Certified Public Accountant.

ITEM 2. PROPERTIES

Location	Purpose	Approximate Building Size in Square Feet	Approximate Land in Acres	Leased or Owned
Hillsboro, Oregon	Headquarters, administration, test, technical, wafer fabrication, engineering	254,000	52	Owned
Richardson, Texas	Wafer fabrication, engineering, administration, test, technical	550,000	16	Leased
Apopka, Florida	Wafer fabrication, engineering, administration, test, technical	92,100	16	Owned
Apopka, Florida	Manufacturing	1,400	—	Leased
Tianjin, China	Test and assembly	11,000	—	Leased
San Jose, Costa Rica	Test and assembly	61,300	2	Owned
Munich, Germany	Engineering, marketing	21,054	—	Leased
Seoul, Korea	Engineering, marketing	5,307	—	Leased
Taipei, Tawain	Engineering, marketing	11,000	—	Leased
Lowell, Massachusetts	Engineering	9,619	—	Leased
Nashua, New Hampshire	Engineering	4,385	—	Leased
Breinigsville, Pennsylvania	Wafer fabrication, engineering, administration, test, technical	849,000	137	Leased*
Matamoros, Mexico	Test and assembly	80,000	—	Leased
Various field offices each less than 1,000 sq ft

*
This property is leased from Agere. We expect that the ownership of the property will be transferred to us on or about April 1, 2003.

        We believe these properties are suitable for our current operations. We are running below capacity in most of our facilities and some of the properties may exceed our near and intermediate term needs.

ITEM 3. LEGAL PROCEEDINGS

        In February 2003, several nearly identical civil class action lawsuits were filed in the United States District Court for the Middle District of Florida against Sawtek, Inc., our wholly owned subsidiary since July 2001. The lawsuits also name as defendants current and former officers of Sawtek and our company. The class action complaints purportedly are filed on behalf of purchasers of Sawtek's stock between January 2000 and May 23 or May 24, 2001. All of the complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as Securities and Exchange Commission Rule 10b-5, by making false and misleading statements and/or omissions to inflate Sawtek's stock price and conceal the downward trend in revenues disclosed in Sawtek's May 23, 2001 press release. At least one complaint alleges a third cause of action for breach of fiduciary duty to the shareholders. The complaints do not specify the amount of monetary damages sought. We deny the allegations contained in these complaints and intend to defend against these claims vigorously.

        In December 2002, we filed a lawsuit against Finisar Corporation in Multnomah County Circuit Court of Oregon. The lawsuit alleges that Finisar failed to pay us for semiconductor wafers delivered between September 2000 and December 2001. Our complaint seeks payment in the amount of $2,827,627, plus prejudgment and post-judgment interest. In response to the complaint, Finisar Corporation filed an answer, affirmative defenses and counterclaims alleging that our wafers were defective. Finisar alleges claims for breach of contract, breach of warranty, negligence, and restitution, seeking damages in the amount of $13,000,000, plus interest. We have filed a reply denying the counterclaim allegations and intend to vigorously defend against them. The parties are currently engaging in discovery and no trial date has been set.

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

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our shares are quoted on the Nasdaq National Market under the symbol "TQNT". The following table sets forth the high and low price per share of our common stock as reported by the Nasdaq National Market for the periods indicated (all prices are adjusted for all stock splits):

	High	Low
Fiscal Year Ended December 31, 2002
1st Quarter	$14.00	$8.90
2nd Quarter	13.09	5.61
3rd Quarter	7.75	3.75
4th Quarter	$7.53	$2.55
Fiscal Year Ended December 31, 2001
1st Quarter	$49.38	$14.25
2nd Quarter	32.73	10.25
3rd Quarter	25.90	14.28
4th Quarter	$21.00	$10.75

        The closing price of our common stock on the Nasdaq National Market on December 31, 2002 was $4.24 per share.

        As of December 31, 2002, there were 133,162,755 shares of common stock outstanding held by approximately 512 stockholders of record. Many stockholders hold their shares in street name. We believe we have more than 76,000 beneficial owners of our common stock.

        We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We have an operating lease and subordinated convertible debt which contain restrictive covenants which could limit our ability to pay cash dividends or make stock repurchases. Any future determination to pay cash dividends will also be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and other such factors as our Board of Directors deems relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following is a summary of selected consolidated financial data as of and for each of the five years shown ended December 31. The historical selected consolidated financial data has been derived from the audited historical financial statements for the years 2000, 1999 and 1998 of TriQuint and Sawtek, which were audited by KPMG LLP and Ernst & Young, LLP, respectively. The 2002 and 2001 selected consolidated financial data were audited by KPMG LLP. These data should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations and our consolidated financial statements appearing elsewhere in this document.

TriQuint Semiconductor, Inc.
Selected Consolidated Financial Data

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share information)
Consolidated Statement of Operations Data:
Revenues	$267,313	$334,972	$460,590	$263,939	$209,305
Cost of goods sold	172,197	198,537	203,971	137,293	117,595

Gross profit	95,116	136,435	256,619	126,646	91,710
Operating expenses:
Research, development and engineering	58,547	51,685	39,753	27,603	23,269
Selling, general and administrative	42,889	46,718	45,980	33,480	26,663
Impairment of long-lived assets and goodwill	94,740	76,933	—	—	—
Acquisition related costs	8,575	7,546	—	—	8,820
Reduction in work force	1,011	1,077	—	—	—
Special charges	—	—	—	—	1,400

Total operating costs and expenses	205,762	183,959	85,733	61,083	60,152

Income (loss) from operations	(110,646)	(47,524)	170,886	65,563	31,558
Other income (expense), net	4,096	12,637	25,592	11,015	6,026
Impairment of equity investments in private companies	(23,778)	(15,057)	—	—	—
Gain on retirement of debt	6,009	9,401	—	—	—

Other income (expense), net	(13,673)	6,981	25,592	11,015	6,026
Income (loss) before income tax	(124,319)	(40,543)	196,478	76,578	37,584
Income tax expense (benefit)	34,241	(14,332)	45,785	20,938	15,334

Net income (loss)	$(158,560)	$(26,211)	$150,693	$55,640	$22,250

Per Share Data:
Net income (loss):
Basic	$(1.20)	$(0.20)	$1.19	$0.49	$0.21
Diluted	$(1.20)	$(0.20)	$1.10	$0.45	$0.20
Weighted-average shares:
Basic	131,969	129,784	126,590	113,452	105,142
Diluted	131,969	129,784	136,498	123,601	108,990
Consolidated Balance Sheet Data:
Cash, cash equivalents, short and long-term investments	$467,040	$581,531	$604,972	$308,612	$110,193
Accounts receivable, net	34,977	34,532	76,398	45,550	32,589
Inventories, net	36,283	34,836	52,325	32,728	28,159
Total assets	840,666	1,020,873	1,084,904	531,520	290,016
Working capital	377,105	560,613	690,125	352,897	143,532
Long-term obligations, less current installments	268,755	296,859	346,991	6,573	11,538
Stockholders' equity	$525,672	$682,774	$674,123	$460,315	$231,492

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K and the Selected Consolidated Financial Data above. The discussion in this Annual Report on Form 10-K contains both historical information and forward-looking statements about us. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to operating results; demand for integrated circuits, SAW filters and optoelectronic components and the products into which they are manufactured; sales to a limited number of customers; new competitive technologies; growth and diversification of our markets, technologies and product applications; investments in new facilities; startup or integration of new facilities; equity investments in closely held companies; integration of our acquisitions of Infineon's GaAs business, IBM's wireless phone chipset business, Agere's optoelectronics business and integration of any future acquisitions. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "appears", "believes", "continue", "estimates", "expects", "hope", "intends", "may", "our future success depends", "plans", "potential", "predicts", "reasonably", "seek to continue", "should", thinks", "will" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section of this report titled "Factors Affecting Future Operating Results". These factors may cause our actual results to differ materially from any forward-looking statement.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make certain estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We review our estimates, including, but not limited to, those related to our allowance for doubtful accounts, sales returns reserves, inventory reserves, income tax valuation, warranty reserves, investment impairments, impairments of goodwill and long-lived assets and commitments and contingencies on a regular basis and make adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed regularly and adjustments are made as information is available. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

Revenue Recognition

        Standard product revenues are recognized upon shipment of product with provisions established for estimated customer and distributor product returns based on our experiences and/or contractual agreements provided that persuasive evidence of a sales arrangement exists, price is fixed and determinable, title has transferred, collection is reasonably assured and there are no remaining significant obligations. Generally, we ship products FOB shipping point. We recognize revenues on certain foundry and customer-specific products based on certain design, manufacturing and other milestones. We recognize revenues on cost-plus contracts as work is performed. Revenues from customers who have acceptance criteria is not recognized until all acceptance criteria are satisfied.

Accounts Receivable and Allowance for Doubtful Accounts

        Our accounts receivable represent those amounts which have been billed to our customers but not yet collected. We establish an allowance for doubtful accounts for the portion of those accounts which we determine may become uncollectible. If we know of a specific customer's inability to meet its financial obligation to us, we record a specific allowance to reduce their receivable to an amount which we reasonably believe will be collectible. For all other customers, we estimate the allowance based on the length of time past due, historical experience and judgement of economic conditions. If the financial condition of our customers were to deteriorate or if economic conditions became worse than our expectations, our established allowance may not be sufficient and we may be required to provide additional allowances.

Sales Returns and Allowances

        We record a sales return reserve for estimated sales returns and allowances. A portion of our reserve is based on the contractual level of returns allowed to our distributors. This portion is recorded in the same period that the related revenues are recorded. A second portion is based on known quantities of products we expect to receive from specific customers for reasons we have agreed to which are unrelated to product warranty issues. The third and final portion is a general reserve based on historical experience and our judgement of expected levels of returns. If actual returns were higher than our estimates, our financial results would be adversely affected to the extent of the additional charges.

Inventories and Excess and Obsolescence Reserves

        We state our inventories at the lower of cost or market. We use a standard cost methodology to determine our cost basis for our inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to costing our inventory at a lower of cost or market valuation, we also evaluate it each period for excess quantities and obsolescence. This evaluation includes identifying those parts specifically identified as obsolete and reserving for them, analyzing forecasted demand versus quantities on hand and reserving for the excess, identifying and recording other specific reserves, and estimating and recording a general reserve based on historical experience and our judgement of economic conditions. If future demand or market conditions are less favorable than our projections, additional inventory reserves may be required and would be reflected in the financial statements in the period the adjustment is made.

Deferred Taxes

        We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We evaluate the need for valuation allowance on a regular basis and adjust as needed. These adjustments have an impact on our financial statements in the periods in which they are recorded. In 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of Statement of Financial Accounting Standards No. 109 ("SFAS109"), "Accounting for Income Taxes".

Warranty Costs

        We accrue for warranty costs based on a combination of factors including historical product return experience, known product warranty issues with specific customers, and judgement of expected levels of returns based on economic and other factors. If we experience warranty claims in excess of our projections, additional accruals may need to be recorded which would adversely affect our financial results.

Investments in Privately Held Companies

        We have made several investments in small, privately held technology companies in which we hold less than 20% of the capital stock or hold notes receivable. We account for these investments using the cost method. We monitor these investments for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident. We evaluate the financial condition of the investee, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or poor operating results of the investees could result in additional other-than-temporary losses in future periods. In 2002 and 2001 we recorded an impairment charge of $23,778 and $15,057, respectively, on these investments due to deteriorating financial and market conditions.

Long-Lived Assets

        We evaluate long-lived assets for impairment of their carrying value when events or circumstances indicate that the carrying value may not be recoverable. If impairment appears probable, we evaluate whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If this is the case, we recognize an impairment loss to the extent that carrying value exceeds fair value. The fair value of the asset then becomes the asset's new carrying value, which is depreciated over the remaining useful life of the asset. In 2002 and 2001, we incurred significant impairment of the carrying values of our long-lived assets and we may incur impairment losses in future periods if factors influencing our estimates change.

Goodwill

        We perform goodwill impairment tests at least annually or when events and circumstances warrant. Factors to be considered which would trigger an impairment review include a significant underperformance of the acquired assets relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, significant decline in our stock price for a sustained period, and a decline of our market capitalization below net book value. In 2002, we recognized an impairment charge related to the assets assigned to the Oregon operating unit. We recorded an impairment loss for the full value of all of our goodwill from recent acquisitions assigned to the Oregon operating unit.

Commitments and Contingencies

        In the ordinary course of business, we may from time to time be involved in legal matters which may represent contingent liabilities or losses for us. We may also enter into contracts or other agreements representing commitments to third parties. A determination of the amount of reserves required for these commitments and contingencies, if any, would be a charge against earnings. Any required reserve could change in the future due to new developments or circumstances of each matter. Changes in required reserves could increase or decrease our earnings in the period the changes are made.

Acquisitions

Merger with Sawtek Inc.

        On July 19, 2001, Sawtek Inc. became a wholly owned subsidiary of our Company. We issued approximately 48.8 million shares of common stock in exchange for all the outstanding common stock of Sawtek. Additionally, outstanding options to purchase Sawtek common stock were exchanged for approximately 2.6 million options to purchase our common stock. The transaction was accounted for as a pooling-of-interests transaction and qualified as a tax-free exchange of shares.

        All financial information prior to the merger set forth in our consolidated financial statements and in this Annual Report on Form 10-K has been restated to include the historical information of Sawtek. Our Consolidated Statements of Operations for the year ended December 31, 2000 was combined with Sawtek's Consolidated Statements of Operations for the year ended September 30, 2000. Our Consolidated Balance Sheet as of December 31, 2000 was combined with Sawtek's Consolidated Balance Sheet as of September 30, 2000. Sawtek's results for the quarter ended December 31, 2000 were $20,081, which was recorded as a component of our retained earnings.

Acquisition of Infineon's GaAs Business

        On July 1, 2002, we completed the acquisition of Infineon's GaAs Business. We added approximately 60 employees as part of the acquisition. The acquisition was accounted for as a purchase transaction and the results of operations of this business are included in our consolidated financial statements from the date of acquisition. At the closing date, we paid Infineon EUR50.0 million ($45.0 million at forward contract rate of $.9000/EUR1.00), of which EUR10.0 million ($9.0 million at forward contract rate of $.9000/EUR1.00) represents an earnout deposit. Pursuant to the purchase agreement, Infineon may earn up to an additional EUR74.0 million over a 24-month period based upon revenues generated by the acquired business, for an aggregate purchase price of EUR124.0 million. Subsequent to the completion of the acquisition, we also purchased certain fixed assets from Infineon for EUR5.5 million less EUR1.5 million in funded liabilities acquired ($4.0 million at various spot rates). There are also various other guarantees and contingencies which could affect the amount of the final purchase price.

        In connection with this acquisition, we obtained a third-party valuation of the assets for purposes of the purchase price allocation. Acquired in-process research and development ("IPR&D") assets were expensed at the date of acquisition in accordance with FASB Interpretation No. 4 ("FIN 4"), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. We determined the fair value using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. Each project was analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. We estimated future cash flows based upon our estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the product's development and commercialization will meet management's time schedule. The discount rates utilized ranged from 25% to 50% and were based on the novelty of the technology, the risks remaining to complete each project, and the extent of our familiarity with the technology. The estimated cost to complete this IPR&D at the time of acquisition was approximately $900,000. The associated projects are still in process and on budget.

        In connection with our acquisition of the Infineon GaAs business, we had the right to negotiate the purchase of Infineon's Hi Rel business. On October 1, 2002, the time period lapsed for us to reach a subsequent agreement as to our additional acquisition of Infineon's Hi Rel business. Since an agreement was not reached, the minimum purchase price of the acquisition has been adjusted to EUR42 million from EUR45 million.

Acquisition of a portion of the assets of IBM's wireless phone chipset business

        On July 1, 2002, we completed the acquisition of a portion of the assets of IBM's wireless phone chipset business. We added nine employees as part of the acquisition. The acquisition was accounted for as a purchase transaction and the results of operations are included in our consolidated financial statements from the date of acquisition. At the closing date, we paid $21.8 million to IBM for the related assets, of which $5.0 million represents an earnout deposit. Subsequent adjustments contingent upon business volumes could increase the final aggregate purchase price up to $40.0 million.

        In connection with this acquisition, we obtained a third-party valuation of the assets for purposes of the purchase price allocation. Acquired IPR&D assets were expensed at the date of acquisition in accordance with FIN 4. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. We determined the fair value using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. Each project was analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. We estimated future cash flows based upon our estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the product's development and commercialization will meet management's time schedule. The discount rate utilized was 29% and was based on the novelty of the technology, the risks remaining to complete each project, and the extent of our familiarity with the technology. The estimated cost to complete this IPR&D at the time of acquisition was approximately $40,000. The associated projects are still in process and on budget.

Acquisition of a portion of Agere's optoelectronics business

        On January 2, 2003, we completed our acquisition of a substantial portion of the optoelectronics business of Agere for $40 million in cash plus acquisition costs and certain assumed liabilities. We initially paid $35 million on January 2, 2003 for the acquisition of the business and will pay $5 million on or about April 1, 2003 for the related facilities. The transaction included the products, technology and some facilities related to Agere's optoelectronics business, which includes active and passive components, amplifiers, transceivers, transponders and other products. As part of the transaction, approximately 340 Agere research and development, process engineering, marketing, product management and assembly and test employees joined our company. Approximately 215 of these employees are located in Pennsylvania and 125 are located in Matamoros, Mexico. We expect this business will have an operating loss in 2003.

        Through a transition manufacturing agreement, Agere will supply components for us until on or about April 1, 2003 to ensure seamless service to customers. The majority of these components will be manufactured in Agere's Breinigsville, Pennsylvania facility, which we will acquire following the transition period. As part of the acquisition, we have also assumed operation of the back-end assembly and test operations associated with these components at a leased facility in Matamoros, Mexico.

Results of Operations

        The following table sets forth the results of our operations expressed as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Years Ended December 31,
	2002	2001	2000
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	64.4	59.3	44.3

Gross profit	35.6	40.7	55.7
Operating expenses:
Research, development and engineering	21.9	15.4	8.6
Selling, general and administrative	16.0	13.9	10.0
Impairment of long-lived assets and goodwill	35.5	23.0	—
Acquisition related costs	3.2	2.3	—
Severance related costs	0.4	0.3	—

Total operating expenses	77.0	54.9	18.6

Income (loss) from operations	(41.4)	(14.2)	37.1
Other income (expense), net	1.5	3.8	5.6
Impairment of equity investments	(8.9)	(4.5)	—
Gain on retirement of debt	2.3	2.8	—

Other income (expense), net	(5.1)	2.1	5.6

Income (loss) before income tax	(46.5)	(12.1)	42.7
Income tax expense (benefit)	12.8	(4.3)	9.9

Net income (loss)	(59.3)%	(7.8)%	32.8%

Comparison of 2002 and 2001

Revenues

        We derive revenues from the sale of standard and customer-specific products and services. Our revenues also include nonrecurring engineering revenues relating to the development of customer-specific products. Our markets during these comparative periods included wireless phones; infrastructure networks such as base station, satellite, and point-to-point; defense and optical networks. Revenues decreased 20.2% to $267.3 million in 2002 from $335.0 million in 2001. The decrease in revenues was due to decreased demand generally across all of our optical networking components and semiconductor products for wireless phones, offset by increased revenues from our SAW filter business, particularly duplexers, RF filters and IF filters for handsets. Domestic and international revenues were $116.1 million and $151.2 million, respectively, in 2002 as compared to $187.6 million and $147.4 million, respectively, in 2001.

        Revenues are expected to be slightly higher in 2003 compared to 2002 primarily due to increased revenue from recently introduced products for wireless phones, full year impact of revenue from products associated with our Infineon and IBM acquisitions and the addition of revenues from our optoelectronics business acquired form Agere. These increases in these markets will be offset somewhat by continued softness in the wireless infrastructure network and optical network markets and declines in average selling prices of certain of our products.

Gross profit

        Gross profit is equal to revenues less cost of goods sold. Cost of goods sold includes direct material, labor and overhead expenses and certain production costs related to nonrecurring engineering revenues. In general, gross profit generated from the sale of customer-specific products and from nonrecurring engineering revenues is typically higher than gross profit generated from the sale of standard products. Gross profit decreased 30.3% to $95.1 million in 2002 from $136.4 million in 2001. As a percentage of revenue, gross profit margin decreased to 35.6% in 2002 compared to 40.7% in 2001. The decrease in gross profit was attributable to the decreased demand for our products, underutiliziation of our fabrication facilities and generally lower average selling prices of our wireless phone products due to increased competition and product standardization.

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

        We expect our gross profit in 2003 to be lower, as a percentage of revenue, compared to 2002. This decrease will be attributable to a high level of transition costs associated with our newly acquired optoelectronics business, continued underutilization of our fabrication facilities and a continuing weakening of average selling prices for our products. We believe these adverse conditions will be partially offset by increased demand for wireless products and the completion of the transfer of the fabrication of the products associated with the business we acquired from Infineon to our Oregon fabrication facility.

Operating expenses

  Research, development and engineering

        Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product research and development expenses. Our research, development and engineering expenses increased 13.3% in 2002 to $58.5 million from $51.7 million in 2001. Research, development and engineering expenses as a percentage of revenues increased to 21.9% in 2002 from 15.4% in 2001. The increase in research, development and engineering expenses on an absolute dollar basis was primarily due to the additional research, development and engineering activities associated with our acquisition of the Infineon and IBM businesses, to the engineering and requalification costs associated with the start up and move from our Dallas facility to our Richardson facility and to other costs associated with the increased investment in wireless, broadband and microwave products and technologies. We announced several new products in 2002, including several key products and projects, such as our first 4x4 mm SiGe power amplifiers, a foundry relationship with Philips to develop HBT-based wireless applications, significant progress in design wins and product development in GSM power amplifiers, switches and filters. As a percentage of revenue, the increase from 2001 to 2002 is attributable to the increased spending as well as the decrease in revenue.

        We are forecasting our research, development and engineering spending in 2003 to be higher compared to 2002. We intend to continue our investment in the technology areas mentioned above as well as others such as those associated with our further penetration into the optoelectronics market through our purchase of this business from Agere. We are committed to substantial investments in research, development and engineering and expect these expenses will continue to increase in the future.

  Selling, general and administrative

        Selling, general and administrative expenses include commissions, labor expenses for marketing and administrative personnel, start-up costs for our recent move to our Richardson facility, costs associated with the acquisition of the Infineon and IBM businesses and other corporate administrative expenses. Selling, general and administrative expenses decreased 8.2% to $42.9 million in 2002 from $46.7 million in 2001. Selling, general and administrative expenses as a percentage of revenues increased to 16.0% in 2002 compared to 13.9% in 2001. This spending decrease was predominantly due to the reduced selling expenses associated with reduced revenues offset by costs for our move to our Richardson facility and additional costs associated with our acquisition of the Infineon and IBM businesses. The increase as a percentage of revenue is a function of the decrease in revenue from 2001 to 2002. We expect our selling, general and administrative costs to increase in 2003 due to the added costs associated with the impact of recent acquisitions.

Impairment of long-lived assets and goodwill

        We evaluate long-lived assets for impairment if certain events occur. If impairment appears probable, we evaluate whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If this is the case, we recognize an impairment loss to the extent that carrying value exceeds fair value. The fair value of the asset then becomes the asset's new carrying value, which is depreciated over the remaining useful life of the asset.

        We perform goodwill impairment tests at least annually or when events and circumstances warrant. Factors to be considered which would trigger an impairment review include a significant underperformance of the acquired assets relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, and a significant decline in our stock price for a sustained period.

        Impairment of long-lived assets and goodwill increased to $94.7 million in 2002 from $76.9 million in 2001. The impairment charge in 2001 was the result of the write down of certain equipment and facilities due to excess capacity associated with the Oregon operating unit. In 2002, the impairment charge was the result of the abandonment of $5.8 million of certain production assets associated with one of our 6-inch wafer productions lines at our Richardson facility, the writedown of $49.0 million of certain equipment and facilities associated with excess capacity at our Oregon facility and the impairment of $39.9 million of goodwill and other intangibles associated with our recent acquisitions of businesses from IBM and Infineon. The businesses acquired from IBM and Infineon were assigned to the Oregon operating unit when purchased. The determination and recording of an impairment of the value of certain assets associated with the Oregon operating units was an event which also required the evaluation of the carrying value of goodwill associated with the acquisition of the IBM and Infineon businesses, since these businesses are associated with the Oregon operating unit.

Acquisition related costs

        During 2002, we recorded a charge of $8.6 million for the write-off of acquired IPR&D and other costs associated with our acquisition of the Infineon and IBM businesses. The value of acquired IPR&D was determined through independent appraisal. During 2001, acquisition related costs were $7.5 million and were attributable to the merger with Sawtek in July 2001. These acquisition related costs consisted primarily of investment banker, legal, accounting, regulatory filing and printing fees.

Severance related costs

        During 2002, we reduced our workforce by approximately 117 employees as a result of the decreased demand for our products and the underutilization of our fabrication facilities. We recorded a charge of $1.0 million associated with this reduction in workforce. In 2001, we recorded a charge for a similar reduction in workforce in the amount of $1.1 million. There is no remaining liability for the reduction in workforce for either of the years.

Interest income (expense)

        Interest income (expense) and other decreased to an expense of $.8 million in 2002 as compared to an income of $12.8 million in 2001. This change was primarily attributable to lower interest rates earned on investments and a lower level of cash and short and long-term investments due to our recent capital investments and acquisitions and the repurchase of $27.7 million of our convertible subordinated notes in 2002.

Impairment of investments in privately held companies

        We have made several investments in small, privately held technology companies involved in broadband and optical networks in which we hold less than 20% of the capital stock or hold notes receivable which are convertible into capital stock. We account for these investments using the cost method. We monitor these investments for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident. We evaluate the financial condition of the investee, market conditions and other factors providing an indication of the fair value of the investments. During 2002 and 2001, we recorded impairment losses of $23.8 million and $15.1 million, respectively, on these investments. As of December 31, 2002, our remaining book balance of investments in privately held companies was $7.3 million.

Gain on retirement of long-term debt

        A gain on retirement of debt resulted from our repurchase in 2002 of $27.7 million principal amount of our convertible subordinated notes at the then current market prices that resulted in a gain of $6.0 million. In 2001 we repurchased $48.5 million principal amount of our convertible subordinated notes at the then current market prices and which resulted in a gain of $9.4 million. From time to time, we may repurchase additional notes in the open market.

Other, net

        Other, net in 2002 was $4.9 million compared to an expense of $0.2 million in 2001. The majority of this change resulted from a realized gain of $4.6 million on a forward currency contract associated with the Infineon acquisition.

Income tax expense (benefit)

        In 2002, we recorded income tax expense of $34.2 million compared to an income tax benefit of $14.3 million recorded in 2001. The income tax expense in 2002 related to our determination that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of SFAS 109 concerning whether it is more likely than not that our deferred tax assets may not be realized. In 2001, the income tax benefit related to the operating loss before tax. Our effective tax rate in 2001 was a 35.4% benefit.

Supplemental pro forma net income

        Supplemental pro forma net income (loss) is not based on GAAP, but is provided to explain the impact of certain significant items. We believe that this disclosure is useful to our investors and creditors, as it is a way to explain the impact of certain accounting charges included in our operating results.

	Twelve Months Ended
	December 31, 2002	December 31, 2001
	(in thousands, except per share amounts)
Net loss as reported, (GAAP)	$(158,560)	$(26,211)
Adjustments to net loss:
Plus impairment of long-lived assets	54,813	76,933
Plus impairment of goodwill and certain intangible assets	39,927	—
Plus severance related costs	1,011	1,077
Plus write off of certain equity investments	23,778	15,057
Plus acquisition related costs	8,575	7,546
Plus valuation allowance on deferred tax assets	34,241	—
Less gain on retirement of a portion of debt	(6,009)	(9,401)
Less gain on foreign currency hedging	(4,570)	—

Subtotal adjustments	151,766	91,212

Tax expense on adjustments computed at the effective tax rate for the period	—	29,032

Pro-forma net income (loss)	$(6,794)	$35,969

Pro-forma earnings per share
Basic	$(0.05)	$0.28

Diluted	$(0.05)	$0.26

Earnings per share as reported based on GAAP
Basic	$(1.20)	$(0.20)

Diluted	$(1.20)	$(0.20)

Comparison of 2001 and 2000

Revenues

        Revenues decreased 27.3% to $335.0 million in 2001 from $460.6 million in 2000. The decrease in revenues was due to the reduced sales of wireless phones, over-capacity of optical networks resulting in lower sales of our components, lower overall demand for base stations as the operators cut back on capital spending and the overall depressed economy. Domestic and international revenues were $187.6 million and $147.4 million, respectively, in 2001 as compared to $228.8 million and $231.8 million, respectively, in 2000.

Gross profit

        Gross profit decreased 46.8% to $136.4 million in 2001 from $256.6 million in 2000. As a percentage of revenue, gross profit margin decreased to 40.7% in 2001 compared to 55.7% in 2000. This decrease was mainly due to lower factory utilization and, in part, by the reduction in average selling prices of certain SAW filter products.

Operating expenses

  Research, development and engineering

        Our research, development and engineering expenses increased 30.0% in 2001 to $51.7 million from $39.8 million in 2000. Research, development and engineering expenses as a percentage of revenues increased to 15.4% in 2001 from 8.6% in 2000. The increase in research, development and engineering expenses on an absolute dollar basis is primarily due to costs associated with the development of new products such as the HBT power amplifiers, SiGe-based products, SAW duplexers and various receivers. Additionally, we had engineering and requalification costs associated with the start up and move to our Richardson facility.

  Selling, general and administrative

        Selling, general and administrative expenses increased 1.6% in 2001 to $46.7 million from $46.0 million in 2000. Selling, general and administrative expenses as a percentage of revenues increased to 13.9% in 2001 compared to 10.0% in 2000. While our revenues declined in 2001, our selling, general and administrative expenses were essentially unchanged as these costs are somewhat fixed in the short-term.

  Impairment of long-lived assets

        Impairment charge—long-lived assets was $76.9 million in 2001, which was a charge relating to the write down of certain equipment and facilities due to excess capacity. We had no impairment charges in 2000.

  Acquisition-related costs

        Acquisition-related costs were $7.5 million in 2001, attributable to our merger with Sawtek in July 2001. Acquisition-related costs consisted primarily of investment banker, legal, accounting, regulatory filings and printing fees associated with the merger of Sawtek during the fiscal third quarter. We had no acquisition related costs in 2000.

Other income (expense), net

        Other income (expense), net decreased to an income of $7.0 million in 2001 as compared to income of $25.6 million in 2000. This decrease resulted primarily from decreased interest income due to the reduced interest rates on high-quality short-term securities and an impairment charge of $15.1 million for investments in privately held technology companies. These investments were in small companies whose valuations declined significantly in 2001 due to the overall decline in private technology company valuations.

Gain on Retirement of debt

        A gain on retirement of debt resulted from our repurchase in 2001 of $48.5 million principal amount of our convertible subordinated notes at the then current market prices. This purchase resulted in a gain of $9.4 million. We had no similar item in 2000.

Income tax expense (benefit)

        In 2001, we recorded an income tax benefit of $14.3 million compared to the income tax expense of $45.8 million recorded in 2000. The income tax benefit related to the operating loss before tax and extraordinary item recorded in 2001. Our effective tax rate was a 35.4% benefit in 2001 compared to a 23.3% expense in 2000.

Outlook for 2003

        Based upon our forecasts of revenues and operating costs for 2003, we expect to incur a net loss from operations in 2003.

        This forecast is based on our expectation of revenues being slightly higher in 2003 compared to 2002 primarily due to increased revenue from recently introduced products for wireless phones and the addition of revenues from products associated with our acquisition of businesses from Infineon, IBM and Agere. These increases in revenues will be partially offset, however, by continued softness in the wireless infrastructure and optical network markets and declines in average selling prices of certain of our products. In addition, we expect higher operating costs in 2003 compared to 2002 due to continued underutilization of our fabrication facilities; increased research and development spending in all of our market application areas including wireless, broadband, microwave and optoelectronics; and higher selling, general and administrative costs associated with our recent acquisitions.

Liquidity and Capital Resources

        As of December 31, 2002, we had cash, cash equivalents and short-term investments of $335.9 million. In addition, we had $131.1 million of investments in long-term marketable securities, which are investments in high-grade securities that mature after one year but within 24 months. As of December 31, 2002, working capital declined to $377.1 million from $560.6 million as of December 31, 2001. The decrease in working capital was attributable to the repurchase of convertible debt, purchases of the Infineon and IBM businesses, purchases of equipment and investments in long-term marketable securities.

        For 2002, 2001 and 2000, cash provided by operating activities was $30.5 million, $147.0 million and $167.4 million, respectively. Cash provided by operating activities for 2002 was mainly due to certain non-cash transactions such as depreciation and amortization; losses due to impairments of long-lived assets and investments; and establishment of valuation allowance for deferred tax assets, partially offset by gains on retirement of debt and a forward foreign currency contract. For 2001 and 2000, cash provided by operating activities was primarily due to net income, tax benefit from stock option exercises and depreciation and amortization offset by increases in current assets.

        For 2002, 2001 and 2000, cash used in investing activities were $52.4 million, $12.0 million, and $450.6 million, respectively. For 2002, the cash used in investing activities was due to capital expenditures, purchases of the Infineon and IBM businesses, investments in other companies and purchases of other investments, partially offset by sale/maturity of marketable securities. For 2001 and 2000, cash used in investing activities was primarily due to purchase of marketable securities and purchase of capital assets offset by sale/maturity of marketable securities.

        For 2002, cash used in financing activities was $13.6 million, which was primarily due to the repurchase of a portion of our convertible subordinated notes and partially offset by proceeds from issuance of stock. For 2001, cash used by financing activities was $37.0 million and for 2000 cash provided by financing activities was $342.2 million. Cash used in financing in 2001 was primarily due to the repurchase of a portion of our convertible subordinated note and the purchase of treasury stock, which was offset by proceeds from issuance of common stock activities. In 2000 cash provided by financing activities was primarily due to the sale of our convertible subordinated notes.

        In August 2000, we acquired a 420,000 square foot wafer fabrication facility located in Richardson, Texas for $87 million. The acquisition was financed by a variable interest entity ("VIE") sponsored by a financial institution to which we contributed $73 million and a lender contributed $14 million. In September 2002, we completed an $18.5 million improvement to the Richardson, Texas facility, which was financed through the same financial institution-sponsored VIE as part of the original financing agreement. We contributed $14.5 million and the lender contributed $4.0 million. Of the total amount contributed to the VIE, we are required to collateralize 97% through pledged investment securities and a participation interest in the VIE which amounts appear on our balance sheet as "Restricted Long-Term Assets" and

"Other Investment," respectively. As of December 31, 2002, we were in compliance with this requirement. The VIE is not consolidated in our financial statements and we have accounted for the arrangement as an operating lease. We are required to make lease payments through August 2005 or may purchase the property. If we elect to purchase the property, we will assign the pledged securities to the lender and incur some incremental closing costs to obtain title to the property. At the end of the lease, we may elect to purchase the property, terminate the lease or renew the lease for two additional two-year periods. The lease is secured by the value of the property, of which we are subject to a guarantee of at least 75% of its purchase value, as well as the pledged investment securities. Restrictive covenants are also included in this financing arrangement which require us to maintain (a) a quick ratio of not less than 1.25 to 1.00, (b) tangible net worth not less than the sum of $433.0 million and (c) a maximum leverage ratio not greater than .50. As of December 31, 2002, we were in compliance with these restrictive covenants.

        In February and March 2000, we completed a private placement of $345.0 million (net proceeds of $333.9 million) of 4% convertible subordinated notes due 2007. The notes are unsecured obligations, are initially convertible into our common stock at a conversion price of $67.80 per share and are subordinated to all of our present and future senior indebtedness. To date, we have repurchased approximately $76.2 million of the 4% convertible subordinated notes due 2007. From time to time, we evaluate opportunities to repurchase additional portions of the debt and may from time to time repurchase portions of the debt. We have, in prior periods, completed public offerings of our common stock in order to fund our operating and capital needs. In addition, we have funded our operations to date through other private sales of equity, borrowings, equipment leases and cash flow from operations.

        On July 1, 2002, we completed the acquisition of Infineon's GaAs Business. We added approximately 60 employees as part of the acquisition. Pursuant to the purchase agreement, Infineon may earn up to an additional EUR74.0 million over a 24-month period based upon revenues generated by the acquired business, for an aggregate purchase price of EUR124.0 million. We intend to fund this additional obligation, if it arises, with cash generated by the acquired business. In conjunction with our purchase of Infineon's GaAs Business, we entered into an interim supply agreement whereby Infineon is required to sell, and we are required to purchase EUR22,500 ($23,425 at December 31, 2002 exchange rate of $1.0411/EUR1.00) of GaAs Business products during a one-year period at stipulated prices. The remaining commitment as of December 31, 2002 was EUR13,364 ($13,913 at December 31, 2002 exchange rate of $1.0411/EUR1.00).

        On July 1, 2002, we completed the acquisition of a portion of the assets of IBM's wireless phone chipset business. We added 9 employees as part of the acquisition. At the closing date, we paid $21.8 million to IBM for the related assets. Subsequent adjustments contingent upon business volumes could increase the final aggregate purchase price up to $40.0 million. We intend to fund the payment of such additional amounts, if they arise, with cash generated by the acquired business.

        On January 2, 2003, we completed our acquisition of a substantial portion of the optoelectronics business of Agere for $40 million in cash plus acquisition costs and certain assumed liabilities. We initially paid $35 million on January 2, 2003 for the acquisition of the business and will pay $5 million on or about April 1, 2003 for the related facilities. The transaction includes the products, technology and some facilities related to Agere's optoelectronics business, which includes active and passive components, amplifiers, transceivers, transponders and other products. As part of the transaction, approximately 340 Agere research and development, process engineering, marketing, product management and assembly and test employees will join our Company. Approximately 215 of these employees are located in Pennsylvania and 125 are located in Matamoros, Mexico. Through a transitional manufacturing agreement, Agere will supply components for us for a short period following the close of the transaction to ensure seamless service to customers. The majority of these components will be manufactured in Agere's Breinigsville, Pennsylvania facility, which we will acquire following the transition period. As part of the acquisition, we have also assumed operation of the back-end assembly and test operations associated with these components at a leased facility in Matamoros, Mexico.

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

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. We adopted SFAS 143 on January 1, 2003 and it is not expected to have a significant impact on us.

        In June 2002, the FASB issued FASB Statement No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities, which changes the way companies will report the expenses related to restructuring. SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements 5, 57 and 107 and a rescission of FASB Interpretation No. 34, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have not yet determined if this will have a significant impact on us.

        In December 2002, the FASB issued FASB Statement No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation—Transition and Disclosure—and Amendment of FASB Statement No. 123, which amends FASB Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for transition alternatives for fiscal years ending after December 15, 2002, is effective for interim disclosures for periods beginning after December 15, 2002, and is effective for annual disclosures for fiscal years ending after December 15, 2002. We do not expect our adoption of this pronouncement to have a significant impact on us.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003 and to existing interest in the VIE's after June 15, 2003. We have an interest in a VIE as more fully discussed in "Liquidity and Capital Resources." We have not yet determined the effect the application of this Interpretation will have on our financial statements.

Impact of Inflation

        We believe that inflation has not had a material impact on operating costs and expenses.

Factors that May Affect Future Results

        An investment in our common stock is extremely risky. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such statements reflect management's current expectations, assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. The following are some of the factors we believe could cause our actual results to differ materially from expected and historical results. The trading price of our common stock could decline due to any of these risks and you may lose part or all of your investment. Other factors besides those listed here could also adversely affect us.

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

  •
  continued significant downturn in the wireless infrastructure network and optical network markets;

  •
  the timing and level of nonrecurring engineering revenues and expenses relating to customer-specific products;

  •
  our ability to successfully integrate the operations of acquired businesses and to retain the customers of acquired businesses;

  •
  significantly higher costs associated with integrating the operations of acquired businesses than we anticipated; and

  •
  significant changes in our and our customers' inventory levels.

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

        From time to time, the wireless phone, infrastructure network, optical network, and defense markets have experienced significant downturns and wide fluctuations in product supply and demand, often in connection with, or in anticipation of, maturing product cycles, capital spending cycles and declines in general economic conditions. This cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We have experienced, and may experience again, periodic fluctuations in our financial results because of these or other industry-wide conditions. We expect that the current decline in demand for various elements of the wireless phone, infrastructure network, optical network and defense components, including ours, could last throughout 2003, if not longer. For example, if demand for communications applications were to decrease substantially, demand for the integrated circuits and modules, optical components and modules and SAW filter components in these applications would also decline, which would negatively affect our operating results.

We depend on the continued growth of communications markets.

        We derive all of our product revenues from sales of products for electronic communication applications. These markets are characterized by the following:

  •
  cyclical demand;

  •
  intense competition;

  •
  rapid technological change; and

  •
  short product life cycles, especially in the wireless phone market.

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

        Historically, the average selling prices of some of our products have decreased over the products' lives and we expect them to continue to do so. To offset these decreases, we rely primarily on achieving yield improvements and other cost reductions for existing products and on introducing new products that can often be sold at higher average selling prices. Selling prices for our SAW products have declined due to competitive pricing pressures and to the use of newer surface mount package devices that are smaller and less expensive than previous generation filters. For example, we have experienced declines in average selling prices for RF filters for wireless phones due to competitive pressure and filters for base stations due to the use of surface mount packages. We believe our future success depends, in part, on our timely development and introduction of new products that compete effectively on the basis of price and performance and adequately address customer requirements. The success of new product and process introductions depends on several factors, including:

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

        Because large portions of our manufacturing costs are relatively fixed, our manufacturing volumes are critical to our operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed. During periods of decreased demand, as we are currently experiencing, our high fixed manufacturing costs negatively effect our results of operations. We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed in the short-term. However, if the rate of growth of demand continues to decrease from past levels, as we are currently experiencing, we will not be able to grow our revenue. If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs in the short-term and our operating results would be harmed.

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

        We have converted our Hillsboro facility from four-inch wafer production to six-inch wafer production and have recently expanded the capacity of our Texas operations with the transition to the Richardson facility. In addition, we have acquired additional manufacturing facilities and personnel in connection with our recent acquisition of businesses from Infineon, IBM and Agere.

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

We face challenges and risks associated with our acquisition of the optoelectronics business of Agere and, as a result, may not realize the expected benefit of this acquisition.

        On January 2, 2003, we completed of the acquisition of a substantial portion of the optoelectronics business of Agere for $40 million in cash plus acquisition costs and certain assumed liabilities. We initially paid $35 million on January 2, 2003 for the acquisition of the business and will pay $5 million on or about April 1, 2003 for the related facilities. The transaction includes the products, technology and some facilities related to Agere's optoelectronics business, which includes active and passive components, amplifiers, transceivers, transponders and other products.

        Our risks associated with this acquisition include:

  •
  our ability to conduct business successfully selling products which we have not previously sold and to support these markets with a substantially smaller sales force than that of Agere;

  •
  our ability to successfully consolidate all manufacturing operations into the Breinigsville, Matamoros and Richardson facilities without disrupting product shipments to customers;

  •
  our ability to establish systems and other support infrastructure on a timely basis;

  •
  our ability to manage a facility in Mexico and our ability to absorb the incremental costs and regulatory compliance required for an additional foreign subsidiary;

  •
  our ability to continue and integrate manufacturing processes substantially different from our current processes;

  •
  our ability to generate sufficient revenues to offset the operating costs of the Agere business due to a continued depressed market for optoelectronics products;

  •
  the costs we may face from warranty claims associated with products shipped by Agere prior to our acquisition of the business;

  •
  Agere's ability to support us and the business through a transition period and our ability to sustain the business once the transition period has expired;

  •
  our ability to retain existing partners and customers of the Agere business;

  •
  our ability to retain Agere's employees and to integrate them into our corporate culture;

  •
  our ability to dedicate significant management attention and financial resources needed to assimilate these businesses without harming our existing business; and

  •
  increased complexity of our corporate structure requiring additional resources for such responsibilities as tax planning, foreign currency management, financial reporting and risk management.

We may face challenges with the integration of our acquisition of Infineon's GaAs business and the acquired assets of IBM's wireless phone chipset business and, as a result, may not realize the expected benefits of those acquisitions.

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

  •
  retention of Infineon's and IBM's employees and their integration into the our corporate culture;

  •
  incremental costs associated with a foreign subsidiary such as taxes, duties and employee benefits;

  •
  significant management attention and financial resources needed to assimilate these businesses; and

  •
  increased complexity of our corporate structure requiring additional resources for such responsibilities as tax planning, foreign currency management and risk management.

We face continuing challenges in integrating Sawtek and, as a result, may not realize the expected benefits of the acquisition of Sawtek.

        Integrating the operations, systems and personnel of TriQuint and Sawtek, as with all mergers of companies, is a complex process. Areas in which we are still working on full integration include:

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

        We may not fully succeed in addressing these risks or any other problems encountered in connection with the merger. The diversion of the attention of our management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of our business. We cannot assure you that these remaining integration issues can be successfully resolved in a timely manner or at all or that any of the anticipated benefits will be realized.

If investors or financial or industry analysts do not think our integration of our acquisitions are proceeding as anticipated or that the benefits of the acquisitions may not be realized, the market price of our common stock may decline.

        The market price of our common stock may decline if:

  •
  the integration of our acquisitions is not completed in a timely and efficient manner;

  •
  our assumptions about our acquisitions' business models and operations are incorrect, considered on a stand-alone basis, or their role in our business model does not develop as we plan;

  •
  we are unable to introduce new products incorporating acquired technology;

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

        In July 2002, we announced the appointment of Ralph Quinsey as our President and Chief Executive Officer. Steven J. Sharp, our former President and Chief Executive Officer, who announced his intent to reduce his involvement in the day-to-day management of our company in October 2001, remains our Chairman of the Board. In addition, we recently announced a corporate reorganization of our company into multiple business units, some of which are managed by two or more Vice Presidents. Our success will depend, in part, on our ability to execute this management transition and reorganization and on the ability of our executive officers to operate effectively, both independently and as a group. The manner in which the new management team conducts the business of our company, and the direction in which the new management team moves the business, may differ from the manner and direction in which the former management has directed our company in the past. If we fail to execute this management transition effectively, our operating results could be negatively affected.

Our operating results may suffer should any issues arise relative to the recently completed transfer of our manufacturing operations from our former leased Dallas facility to our new Richardson, Texas facility.

        We completed our transfer to our new facility in Richardson, Texas in July of 2002. Although the transition appears to have gone smoothly, there is the possibility that issues could still arise that could adversely impact our ability to produce products that meet the strenuous requirements our customers specify. The transfer of wafer fabrication processes involves a number of significant risks and uncertainties, including, but not limited to, manufacturing transition, startup or process problems, construction, process qualification, equipment delays, cost overruns or shortages of equipment or materials, any of which may also adversely affect yields. There could also be additional warranty liability risk due to potential unforeseen issues related to material manufactured during the transition period. Significant investment was made in making this transfer and we expect the cost of the transfer is nearly complete. We could, however, still encounter unforeseen difficulties requiring substantial and unplanned expenditures to fully complete the transfer. Any of these risks could adversely impact our operating results.

We face risks from failures in our manufacturing processes, the maintenance of our fabrication facilities and the processes of our vendors.

        The fabrication of integrated circuits, particularly those made of GaAs, is a highly complex and precise process. Our integrated circuits are currently manufactured on wafers made of GaAs, InP, LiNbO3 and SiGe. Our SiGe products are manufactured externally by Atmel, our strategic partner in the development of these products and by IBM. Our SAW filters are currently manufactured primarily on LiNbO3, LiTaO3 and quartz wafers. During manufacturing, each wafer is processed to contain numerous integrated circuits or SAW filters. We may reject or be unable to sell a substantial percentage of wafers or the components on a given wafer because of:

  •
  minute impurities;

  •
  difficulties in the fabrication process, such as failure of special equipment, operator error or power outages;

  •
  defects in the masks used to print circuits on a wafer;

  •
  electrical and/or optical performance;

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

        In addition, the maintenance of our fabrication facilities and our assembly facilities are subject to risks, including:

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

We face risks from an increasing proportion of our operations and employees being located outside of the United States.

        As we continue to expand our operations, an increasing number of our employees and operations are located in countries other than the United States. The laws and governance of these countries may differ substantially from that of the United States and may expose us to increased risks of adverse impacts on our operations and results of operations. These risks could include: loss of protection of proprietary technology, disruption of production processes, interruption of freight channels and delivery schedules, currency exposure, financial institution failure, government expropriation, labor shortages, and political unrest.

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

A disruption in our Costa Rican, Mexican or Chinese operations would have an adverse impact on our operating results.

        Operating facilities in Costa Rica, Mexico and China presents risks of disruption such as government intervention, currency fluctuations, labor disputes, limited supplies of labor, power interruption or war. Any such disruptions could have a material adverse effect on our business, results of operations and financial condition.

        Our Costa Rican operation has been a significant contributor to our operating results in the past. We expect our Costa Rican operations to continue to account for a significant proportion of our SAW operations in the future, our Chinese operation to serve significant customers and our Mexican operation to be an important part of our optoelectronics component business. Any disruption in these operations would have a significant negative impact on our operating results.

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

        For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 100% exemption from Costa Rican income taxes through 2003, a 75% exemption through 2005 and a 50% exemption through 2007. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative impact on our net income.

Our business may be adversely affected by acts of terrorism or war.

        Acts of terrorism or war could interrupt or restrict our business in several ways. We rely extensively on the use of air transportation to move our inventory to and from our vendors and to ship finished products to our customers. If war or terrorist acts cause air transportation to be grounded or interrupted, our business would be similarly adversely impacted.

        In addition, war or acts of terrorism could cause existing export regulations to be changed, which could limit the extent to which we are allowed to export our products. To the extent that war or acts of terrorism also reduce customer confidence and create general economic weakness, our business would also be adversely affected.

Our operating results could be harmed if we lose access to sole or limited sources of materials, equipment or services.

        We currently obtain some components, equipment and services for our products from limited or single sources, such as certain ceramic packages and chemicals. We purchase these components, equipment, supplies and services on a purchase order basis, do not carry significant inventories and generally do not have long-term supply contracts with these vendors. Our requirements are relatively small compared to silicon semiconductor manufacturers. Because we often do not account for a significant part of our vendors' business, we may not have access to sufficient capacity from these vendors in periods of high demand. If we were to change any of our sole or limited source vendors, we would be required to requalify each new vendor. Requalification could prevent or delay product shipments, which could negatively affect our results of operations.

        Our reliance on a limited number of suppliers for certain raw materials and parts may impair our ability to produce our products on time and in acceptable yields. For example, at times in the past, we have experienced difficulties in obtaining ceramic packages used in the production of bandpass filters. At other times, the acquisition of relatively simple devices, such as capacitors, has been problematic because of the large demand swings that can occur in the cellular handset market for such components. Our newly acquired optical components group is dependent upon a large number of suppliers, some of which are very small companies, for components that make up their integrated product offerings such as transceivers, transponders and optical amplifiers. The success of these products is critical to the overall success of our business. The primary risk to our source of supply to manufacture these products is the currently depressed state of the optical network market and its potential impact on smaller vendors in terms of possible bankruptcy or inability to meet delivery schedules. In addition, our reliance on these vendors may negatively affect our production if the components, equipment or services vary in reliability or quality. If we are unable to obtain timely deliveries of sufficient quantities of acceptable quality or if the prices increase, our results of operations could be harmed.

Our operating results could be harmed if our subcontractors and partners are unable to fulfill our requirements.

        We currently utilize subcontractors for the majority of our integrated circuit and module assemblies. Our strategic partners, IBM and Atmel, also manufacture all of our SiGe products. Infineon continues to manufacture our products acquired from them while we transfer the manufacturing processes to our Oregon facility. Infineon will also continue to provide assembly and test services for an indeterminant period of time after the transfer of the manufacturing processes. There are certain risks associated with dependence on third party providers, such as minimal control over delivery scheduling, adequate capacity during demand peaks, warranty issues and protection of intellectual property. Additionally, if these subcontractors are unable to meet our needs, it could prevent or delay production shipments that could negatively affect our results of operations. If we were to change any of our subcontractors, we would be required to requalify each new subcontractor, which could also prevent or delay product shipments that could negatively affect our results of operations. In addition, our reliance on these subcontractors may negatively affect our production if the services vary in reliability or quality. If we are unable to obtain timely service of acceptable quality or if the prices increase, our results of operations could be harmed.

If our products fail to perform or meet customer requirements, we could incur significant additional costs.

        The fabrication of integrated circuits and SAW filters from substrate materials such as GaAs, SiGe, InP, LiNbO3, LiTaO3 and quartz and the modules containing these components is a highly complex and precise process. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to rework or replace the products. Our products may contain undetected defects or failures that only become evident after we commence volume shipments. We have experienced product quality, performance or reliability problems from time to time. We are currently experiencing field failures and returns on some components and are collecting data for analysis and evaluation as to the extent of the problem. Other defects or failures may also occur in the future. If failures or defects occur, we could:

  •
  lose revenues;

  •
  incur increased costs such as warranty expense and costs associated with customer support;

  •
  experience delays, cancellations or rescheduling of orders for our products; or

  •
  experience increased product returns or discounts.

We may face fines or our facilities could be closed if we fail to comply with environmental regulations.

        Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in our manufacturing process. For our manufacturing facilities, we generally provide our own manufacturing waste treatment and contract for disposal of some materials. We are required to report usage of environmentally hazardous materials.

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

Our business will be impacted if systems manufacturers do not use components made of GaAs or other alternative materials we utilize.

        Silicon semiconductor technologies are the dominant process technologies for integrated circuits and the performance of silicon integrated circuits continues to improve. Recently, we introduced SiGe components jointly developed and manufactured with Atmel and acquired the SiGe wireless chipset business of IBM. System designers may be reluctant to adopt our products because of:

  •
  their unfamiliarity with designing systems with our products;

  •
  their concerns related to manufacturing costs and yields;

  •
  their unfamiliarity with our design and manufacturing processes; and

  •
  uncertainties about the relative cost effectiveness of our products compared to high-performance silicon components.

        Systems manufacturers may not use GaAs components because the production of GaAs integrated circuits has been, and continues to be, more costly than the production of silicon devices. Systems manufacturers may not use our SiGe components because this is a newly introduced process. Systems manufacturers may be reluctant to rely on a technology that is new to us and not widely understood. Systems manufacturers may also be reluctant to rely on a jointly produced product because future supplies may depend on the continued good relationships with Atmel and IBM. As a result, we must offer devices that provide superior performance to that of traditional silicon-based devices.

        Our recently acquired optoelectronics business may be negatively impacted if our customers were to move to a non-LiNbO3 modulator product base, or if the customers of this business refuse to recognize the product qualification status of the acquired product offerings. The very demanding product qualification process in these relatively immature technologies is typically characterized by long and expensive cycles.

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

        Products have been introduced that may have some application in GSM phones, which will impact sales of GSM IF filters for wireless phones. Several companies recently announced a new product based on a direct conversion concept that could potentially eliminate a SAW IF filter in certain CDMA phones. If these products are successful in the market, it could reduce or eliminate demand for our IF filters for CDMA phones and our revenues would be harmed if we do not introduce competitive or alternative products. SAW IF filters for wireless phones accounted for approximately 11% of our revenues in 2002. Any development of a cost-effective and reliable technology that replaces SAW filtering technology or reduces the need for SAW filtering technology could have a material adverse effect on our business, financial condition and results of operations.

A decline either in the growth of wireless communications or in the continued acceptance of CDMA technology, particularly in emerging markets, would have an adverse impact on us.

        Our products for CDMA-based systems, including filters for base stations and receivers and power amplifiers for wireless phones comprise a significant part of our business. CDMA technology is relatively new to the marketplace and there can be no assurance that emerging markets, such as China and India, will adopt this technology. Our business and financial results would be adversely impacted if CDMA technology does not continue to gain acceptance.

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

Our business will be adversely impacted if we do not gain market acceptance of our wireless phone module products.

        Our strategy for wireless phone products depends in large part upon the success of our design and marketing of wireless phone modules. Wireless phone modules represent the incorporation of some or all of the components of the wireless phone radio into a single product. If we are unable to design these modules in a manner acceptable to our customers, have incorrectly anticipated our customers' demand for these products or are unable to cost-effectively produce them, our operating results will be adversely affected.

We have substantial indebtedness.

        We have $268.8 million of indebtedness remaining in the form of our convertible subordinated notes due in 2007. Our other indebtedness is for operating and capital leases. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

        The increasing significance of electronic communications products has increased pressure on regulatory bodies worldwide to adopt new standards for electronic communications, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in the regulatory approval process may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. These delays have in the past had, and may in the future have, a negative effect on our sales and our results of operations.

We must improve our products and processes to remain competitive.

        If technologies or standards supported by our or our customers' products become obsolete or fail to gain widespread commercial acceptance, our results of operations may be materially impacted. Because of continual improvements in semiconductor technology, including those in high-performance silicon technologies such as CMOS, where substantially more resources are invested than in other technologies such as GaAs, SiGe or SAW products, we believe that our future success will depend, in part, on our ability to continue to improve our product and process technologies. We must also develop new technologies in a timely manner. In addition, we must adapt our products and processes to technological changes and to support emerging and established industry standards. We have and must continue to perform significant research and development into advanced material development such as InP, gallium nitride (GaN), silicon carbide (SiC) and SiGe to compete with future technologies of our competitors. For example, we have entered into agreements with Atmel and IBM to fabricate portions of our new SiGe products. These research and development efforts may not be accepted by our customers, and therefore may not achieve sustained production in the future. We may not be able to improve our existing products and process technologies, develop new technologies in a timely manner or effectively support industry standards. If we fail to do so, our customers may select another GaAs, SiGe or SAW product or move to an alternative technology.

Our results of operations may suffer if we do not compete successfully.

        The markets for our products are characterized by price competition, rapid technological change, short product life cycles, and heightened global competition. Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources. Due to the increasing requirements for high-speed, high-frequency components, we expect intensified competition from existing integrated circuit and SAW device suppliers, as well as from the entry of new competitors to our target markets and from the internal operations of some companies producing products similar to ours for their internal requirements. Several key customers in our newly acquired optoelectronics business have either captive internal suppliers or long-term contractual relationships with suppliers based on factors other than cost and quality.

        For products in depressed markets, such as for optical components and modules, competition can be even more intense as companies attempt to maximize their revenue to cover as much of their fixed cost base as possible, even if it means selling products at a loss. There is no guarantee that pricing will stay at a level where we can sell our products on a profitable basis.

        For our integrated circuit devices, we compete primarily with both manufacturers of high-performance silicon integrated circuits as well as manufacturers of GaAs integrated circuits. Our silicon-based competitors include companies such as Applied Micro Circuits Corporation, Maxim Integrated Products Inc., Motorola, Philips, STMicroelectronics N.V and others. Our GaAs-based competitors include companies such as Anadigics Inc., Fujitsu Microelectronics, Inc., Raytheon, RF Micro Devices, Skyworks Solutions, Inc., Vitesse Semiconductor Corp and others. For our SAW devices our competitors include companies such as CTS Wireless Components, Micro Networks, Phonon, RF Monolithics, Vectron, EPCOS AG, Thales, Fujitsu, Murata, Toyocom and others. Competition could also come from companies ahead of us in developing alternative technologies such as SiGe and InP integrated circuits and digital filtering and direct conversion devices.

        Competition from existing or potential competitors may increase due to a number of factors including, but not limited to, the following:

  •
  offering of new or emerging technologies in integrated circuit or optical component design using alternative materials such as SiGe or InP;

  •
  offering of new or emerging technologies such as digital filtering or direct conversion as alternatives to SAW filters;

  •
  transition to arrays of optical sources and detectors in place of discrete lasers in systems and subsystems;

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

  •
  we may fail to retain the key employees required to make the operation successful;

  •
  additional complexity may affect our flexibility and ability to respond quickly to market and management issues;

  •
  we may experience difficulties integrating our financial and operating systems;

  •
  we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and risk management;

  •
  our ongoing business may be disrupted or receive insufficient management attention;

  •
  we may not cost-effectively and rapidly incorporate the technologies we acquire;

  •
  we may not be able to recognize the cost savings or other financial benefits we anticipated;

  •
  we may not be able to retain the existing customers of newly acquired operations;

  •
  existing customers of the acquired operations may demand significant price reductions or other detrimental term changes as a result of the change in ownership;

  •
  our corporate culture may clash with that of the acquired businesses;

  •
  we may incur unknown liabilities associated with acquired businesses; and

  •
  our increasing international presence resulting from acquisitions increases our exposure to foreign political, currency, and tax risks.

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

        We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents granted and pending in the United States and elsewhere and intend to seek further international and United States patents on our technology. In addition to our own inventions, we have acquired a substantial portfolio of U.S. and foreign patent applications in the optoelectronics area of technology. These applications are just starting to issue as patents, and will have lives that will extend 20 years from their respective filing dates. We cannot be certain that patents will be issued from any of our pending applications or that patents will be issued in all countries where our products can be sold or that any claims allowed from pending applications or will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, may not protect our products or intellectual property rights to the same extent as do the laws of the United States, increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

        Our sales outside of the United States were 56% of revenues in 2002 and 44% of revenues in 2001. We face inherent risks from these sales, including:

  •
  imposition of government controls;

  •
  currency exchange fluctuations;

  •
  longer payment cycles and difficulties related to the collection of receivables from international customers;

  •
  reduced protection for intellectual property rights in some countries;

  •
  unfavorable tax consequences;

  •
  difficulty obtaining distribution and support;

  •
  political instability; and

  •
  tariffs and other trade barriers.

        In addition, due to the technological advantages provided by GaAs integrated circuits in many military applications, the Office of Export Administration of the U.S. Department of Commerce must license all of our sales outside of North America. We are also required to obtain licenses from that agency for sales of our SAW products to customers in certain countries. If we fail to obtain these licenses or experience delays in obtaining these licenses in the future, our results of operations could be harmed. Also, because a majority of our foreign sales are denominated in U.S. dollars, increases in the value of the dollar would increase the price in local currencies of our products and make our products less price competitive.

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

        Recently, in February 2003, several nearly identical civil class action lawsuits were filed in the United States District Court for the Middle District of Florida against Sawtek, Inc., our wholly owned subsidiary since July 2001. The lawsuits also name as defendants current and former officers of Sawtek and our company. The class action complaints purportedly are filed on behalf of purchasers of Sawtek's stock between January 2000 and May 23 or May 24, 2001. All of the complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as Securities and Exchange Commission Rule 10b-5, by making false and misleading statements and/or omissions to inflate Sawtek's stock price and conceal the downward trend in revenues disclosed in Sawtek's May 23, 2001 press release. At least one complaint alleges a third cause of action for breach of fiduciary duty to the shareholders. The complaints do not specify the amount of monetary damages sought. We deny the allegations contained in these complaints and intend to defend against these claims vigorously. This litigation may, however, require us to spend a substantial amount of time and money and could distract management from our day to day operations. In addition, there can be no assurance as to our success in defending ourselves against these charges. This and any future securities class action litigation could be expensive and divert our management's attention and harm our business, regardless of its merits.

Our stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.

        The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $14.00 to a low of approximately $2.55 during the 52 weeks ended December 31, 2002. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

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

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Equivalents, Short-term and Long-term Investments

        Our investments in cash equivalents, short-term investments and long-term investments, both restricted and unrestricted, are classified as available-for-sale securities and are comprised of highly rated, short and medium-term investments, such as U. S. government agencies, corporate debt securities and other such low risk investments, in accordance with an investment policy approved by our Board of Directors. Classified as available-for-sale, all of these investments are held at fair value. Although we manage investments under an investment policy, economic, market and other events may occur, which we cannot control. Although the risks are minimal, fixed rate securities may have their fair value adversely impacted because of changes in interest rates and credit ratings. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer principal losses if we were to sell securities that have declined in value because of changes in interest rates or issuer credit ratings. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading speculative purposes. We do not believe that our results operations would be materially impacted by an immediate 10 percent change in interest rates.

Debt

        Our convertible subordinated notes due 2007 have a fixed interest rate of 4%. Consequently, we do not have significant interest rate cash flow exposure on our long-term debt. However, the fair value of the convertible subordinated notes is subject to significant fluctuations due to their convertibility into shares of our stock and other market conditions. The fair value of these convertible subordinated notes is also sensitive to fluctuations in the general level of the U.S. interest rates. We would be exposed to interest rate risk, if we used additional financing to fund capital expenditures. The interest rate that we may be able to obtain on financings will depend on market conditions at that time and may differ from the rates we have secured in the past.

        The following table shows the fair values of our investments and convertible subordinated notes as of December 31, 2002 (in thousands):

	Cost	Fair Value
Cash and cash equivalents	$226,226	$226,226
Available-for-sale investments (including unrealized gains of $661)	$240,153	$240,814
Convertible subordinated notes	$268,755	$208,547

Foreign Currency Risk

        We are exposed to currency exchange fluctuations, as we sell our products internationally and have operations in Costa Rica, Germany and Mexico. We have also recently completed the establishment of an operation in China. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We do engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments that are not denominated in U.S. dollars. At December 31, 2002, we had no open commitments to purchase foreign currency.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA

        See Index to Consolidated Financial Statements, which appears on page F-1.

        The following is the unaudited consolidated supplementary financial data for each of the eight quarters ended December 31, 2002. The historical unaudited consolidated supplementary financial data for the quarters ended March 31, 2001 and June 30, 2001 and the 2000 quarters has been derived from the historical financial statements of TriQuint and Sawtek. This quarterly data should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations and our consolidated financial statements appearing elsewhere in this document.

	Three months ended 2002				Three months ended 2001
	Dec. 31	Sept. 30	Jun. 30	Mar. 30	Dec. 31	Sept. 30	Jun. 30	Mar. 30
	(Unaudited) (in thousands, except per share information)
Consolidated Statement of Operations Data:
Revenues	$72,710	$71,020	$61,232	$62,351	$65,441	$80,820	$79,481	$109,230
Cost of sales	46,096	45,891	38,916	41,294	41,750	47,295	51,321	58,171

Gross profit	26,614	25,129	22,316	21,057	23,691	33,525	28,160	51,059
Operating expenses:
Research, development and engineering	16,439	16,667	12,201	13,240	14,675	13,180	12,393	11,437
Selling, general and administrative	11,593	9,938	10,671	10,687	11,371	11,444	11,161	12,742
Special charges(1)	88,911	15,415	—	—	78,010	7,546	—	—

Total operating expenses	116,943	42,020	22,872	23,927	104,056	32,170	23,554	24,179

Income (loss) from operations	(90,329)	(16,891)	(556)	(2,870)	(80,365)	1,355	4,606	26,880
Other income (expense), net	(460)	(408)	4,830	134	1,993	2,325	2,964	5,355
Impairment of equity investments	(15,678)	(4,850)	(3,250)	—	(13,604)	(1,453)	—	—
Gain on retirement of debt	—	3,711	2,298	—	—	9,401	—	—

Income (loss) before income tax	(106,467)	(18,438)	3,322	(2,736)	(91,976)	11,628	7,570	32,235
Income tax expense (benefit)	43,113	(9,224)	899	(547)	(32,384)	4,996	2,865	10,191

Net income (loss)	(149,580)	(9,214)	2,423	(2,189)	(59,592)	6,632	4,705	22,044

Per share data:
Per share net income:
Basic	$(1.13)	$(0.07)	$0.02	$(0.02)	$(0.46)	$0.05	$0.04	$0.17

Diluted	$(1.13)	$(0.07)	$0.02	$(0.02)	$(0.46)	$0.05	$0.03	$0.16

Weighted-average common shares	132,733	132,168	131,656	131,280	130,598	130,021	129,414	129,078

Weighted-average common and common equivalent shares	132,733	132,168	134,844	131,280	130,598	135,871	135,724	136,070

  (1)
  For the quarters ended December 31, 2002, September 30, 2002 and December 31, 2001, we recorded charges of $88.9 million, $5.8 million and $76.9 million, respectively, for the impairment of long lived assets and goodwill. In addition, for the quarters ended September 30, 2002 and September 30, 2001 we recorded acquisition related charges of $8.6 million and $7.5 million, respectively. We also recorded severance related costs for the quarters ended September 30, 2002 and December 31, 2001 of $1.0 million and $1.1 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is included under the captions Election of Directors, Executive Officers of the Registrant and Section 16(a) Beneficial Ownership Reporting Compliance contained in our Proxy Statement for our 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Information required by this item will be included under the caption Executive Compensation and Other Matters contained in our Proxy Statement for our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information contained in our Proxy Statement for our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item is included under the caption Certain Relationships and Related Transactions contained in our Proxy Statement for our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

        (a)  Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report on Form 10-K. Based on this evaluation, we believe that such controls and procedures effectively insure that information required to be disclosed in this annual report on Form 10-K is appropriately recorded, processed and reported.

        (b)  Changes in internal controls. There have been no significant changes in our disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1) Consolidated Financial Statements

        The Consolidated Financial Statements, together with the report thereon of KPMG LLP are included in the beginning on page F-1.

        The report of Ernst and Young LLP including report on consent is included as exhibit 99.1.

        (a)(2) Consolidated Financial Statement Schedule

        The following schedule is filed herewith:

Page No.
Schedule II Valuation and Qualifying Accounts	S-1

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

        (a)(3) Exhibits

Exhibit Number	Description
3.1(1)	Certificate of Incorporation of Registrant
3.1.1(2)	Certificate of Amendment to Certificate of Incorporation
3.1.2(15)	Certificate of Correction to Certificate of Incorporation
3.1.3(15)	Certificate of Designation of Series A Participating Preferred Stock
3.1.4(15)	Certificate of Amendment to Certificate of Incorporation
3.2(1)	Bylaws of Registrant
4.1(3)
Preferred Shares Rights Agreement, dated as of June 30, 1998 between Registrant and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively
4.2(5)	Indenture dated February 24, 2000 between the Registrant and State Street Bank and Trust Company of California, N.A.
10.1	Reserved
10.2(4)	1987 Stock Incentive Program, as amended, and forms of agreements thereunder
10.3	Reserved
10.4(6)	Letter Agreement dated November 22, 1991 between Registrant and Steven J. Sharp
10.5	Reserved
10.6	Reserved
10.7	Reserved
10.8(6)	Supply Agreement dated October 11, 1990 by and between DuPont Photomasks, Inc. and Registrant
10.9(6)	Amended and Restated Exclusive Distributor Agreement dated September 20, 1991, as amended between Registrant and Giga A/S

10.10	Reserved
10.11	Reserved
10.12	Reserved
10.13(6)	Asset Purchase Agreement dated August 31, 1993 by and between American Telephone and Telegraph Company ("AT&T") and Registrant
10.13.2(6*)	Joint Development and Technology Transfer Agreement dated August 31, 1993 between AT&T and Registrant
10.13.3(6*)	Foundry Agreement dated August 31, 1993 between AT&T and Registrant
10.13.4(6*)	Patent License Agreement dated August 31, 1993 between AT&T and Registrant
10.13.5(6)	Letter Agreement dated August 31, 1993 between AT&T and Registrant
10.13.6	Reserved
10.14(6*)	Agreement dated May 6, 1993 between Comlinear Corporation and Registrant
10.15(6*)	Agreement of Purchase and Sale for Semiconductor Products between Northern Telecom Canada Limited and Registrant dated July 8, 1993
10.16	Reserved
10.16.1	Reserved
10.17	Reserved
10.18(8)	1996 Stock Incentive Program and forms of agreement thereunder
10.19(1)	Form of Indemnification Agreement executed by Registrant and its officers and directors pursuant to Delaware reincorporation
10.20(9)	Master Lease Agreement between Registrant and General Electric Capital Corporation dated June 27, 1997 and Equipment Schedules G-1, G-2, and G-3, each dated January 13, 1998
10.21(9)	Asset Purchase Agreement, dated as of January 8, 1998, by and between Raytheon TI Systems, Inc. and Registrant, and related exhibits
10.22(20)	1998 Nonstatutory Stock Option Plan and forms of agreement thereunder
10.23(11)	1998 Employee Stock Purchase Plan and forms of agreement thereunder
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
10.26(13)	Loan Agreement dated September 28, 2000 between U.S. Bank National Association and Registrant
10.27	Reserved
10.28	Reserved
10.29	Reserved
10.30	Reserved
10.31	Reserved
10.31.1	Reserved
10.32	Reserved
10.33(10)	Sawtek Inc. Employee Stock Ownership and 401(k) Plan
10.34(16)	Sawtek Inc. 2000 Implementation Agreement
10.35(16)	Sawtek Inc. 2000 Modified ESOP Loan Agreement
10.36(16)	Sawtek Inc. 2000 Renewed ESOP Note
10.37(16)	Sawtek Inc. Second Stock Option Plan
10.38(16)	Sawtek Inc. Stock Option Plan for Acquired Companies
10.39	Reserved
10.39.1(17)	Renewal of unsecured $30,000,000 credit line agreement with SunTrust Bank, extending agreement maturity date to January 31, 2002
10.40(18)*	Amended Sale and Transfer Agreement between Infineon Technologies AG, Infineon Technologies North America Corp., Registrant and TriQuint GmbH dated as of April 29, 2002
10.40.1(18)*	Interim Supply Agreement by and between Registrant and Infineon Technologies AG dated July 1, 2002
10.40.2(18)*	Side Letter to the Interim Supply Agreement dated July 1, 2002
10.40.3(18)*	Cooperation Agreement by and between Registrant and Infineon Technologies AG dated July 1, 2002
10.40.4(18)*	Transition Services Agreement by and between Registrant and Infineon Technologies AG dated July 1, 2002
10.40.5(18)*	Basic Supply Agreement Relating to the Supply of Highly Reliable Semiconductor Products and Assignment of Customer Contracts by and between Registrant and Infineon Technologies AG dated July 1, 2002
10.40.6(18)*	Backend Foundry Agreement by and between Registrant and Infineon Technologies AG dated July 1, 2002

10.40.7(18)*	Side Letter to Backend Foundry Agreement dated July 1, 2002
10.40.8(18)*	Interim Lease Agreement by and between Registrant and Infineon Technologies AG dated July 1, 2002
10.41(10)	Letter Agreement dated June 28, 2002 between Registrant and Ralph G. Quinsey
10.42(19)	Asset Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of October 21, 2002
10.42.1(19)	Amendment No. 1 to Asset Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003
10.42.2(19)	Assignment and Bill of Sale and Assumption Agreement by and between Agere Systems Inc. and TriQuint Optoelectronics, Inc. dated as of January 2, 2003
10.42.3(19)	Assignment and Bill of Sale and Assumption Agreement by and between Agere Systems Inc. and TriQuint Technology Holding Co. dated as of January 2, 2003
10.43.4(19)	Intellectual Property Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003
10.43.5(19)	Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003
10.43.6(19)	Transition Services Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003
10.43.7(19)
Equity Purchase Agreement by and among Agere Systems Inc., Agere Systems International, LLC, Registrant, TriQuint International Holding Co., TriQuint International Holding LLC and Agere Systems de Mexico, S. DE R.L. DE C.V. dated as of January 2, 2003
10.44	Letter Agreement dated November 20, 2002 between Registrant and Raymond A. Link
12.1	Computation of Ratios of Earnings to Fixed Charges
21.1	Subsidiaries
23.1	Consent of KPMG LLP, Independent Auditors
23.2	Consent of Ernst & Young LLP, Independent Certified Public Accountants
24.1	Power of Attorney (see page 52)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Report of Ernst & Young LLP, Independent Certified Public Accountants

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

(10)
Incorporated by reference to Registrant's Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 13, 2002.

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

(18)
Incorporated by reference to the exhibits filed with Registrant's Report on Form 8-K (File No. 000-22660) filed with the Securities and Exchange Commission on July 15, 2002.

(19)
Incorporated by reference to the exhibits filed with Registrant's Report on Form 8-K (File No. 000-22660) filed with the Securities and Exchange Commission on January 17, 2003.

(20)
Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-102085) as declared effective by the Securities and Exchange Commission on December 20, 2002.

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

        We filed a Report on Form 8-K (File No. 000-22660) with the Securities and Exchange Commission on January 17, 2003 to disclose the purchase price and other terms of our agreement to acquire a substantial portion of Agere Systems Inc.'s optoelectronics business

        We filed a Report on Form 8-K/A (File No. 000-22660) with the Securities and Exchange Commission on March 17, 2003 to amend the Report on Form 8-K filed on January 17, 2003. The amendment was filed to disclose the audited financial statements of Agere's optoelectronics business which we purchased.

(c)
Exhibits

        See Item 14(a)(3) above.

(d)
Financial Statement Schedules

        See Item 14(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.
By:	/s/ RALPH G. QUINSEY Ralph G. Quinsey President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ RAYMOND A. LINK Raymond A. Link Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Date: March 27, 2003

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ralph G. Quinsey and Raymond A. Link, jointly and severally, as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on behalf of the registrant by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN J. SHARP (Steven J. Sharp)	Chairman of the Board	March 27, 2003
/s/ RALPH G. QUINSEY (Ralph G. Quinsey)	President and Chief Executive Officer (Principal Executive Officer)	March 27, 2003
/s/ RAYMOND A. LINK (Raymond A. Link)	Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 27, 2003
/s/ FRANCISCO ALVAREZ (Francisco Alvarez)	Director	March 27, 2003
/s/ PAUL A. GARY (Paul A. Gary)	Director	March 27, 2003
/s/ CHARLES SCOTT GIBSON (Charles Scott Gibson)	Director	March 27, 2003
/s/ NICOLAS KAUSER (Nicolas Kauser)	Director	March 27, 2003
/s/ STEVEN P. MILLER (Steven P. Miller)	Director	March 27, 2003
/s/ WALDEN C. RHINES (Walden C. Rhines)	Director	March 27, 2003
/s/ EDWARD F. TUCK (Edward F. Tuck)	Director	March 27, 2003
/s/ WILLIS C. YOUNG (Willis C. Young)	Director	March 27, 2003

CERTIFICATIONS

I, Ralph G. Quinsey, certify that:

1.
I have reviewed this annual report on Form 10-K of TriQuint Semiconductor, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ RALPH G. QUINSEY Ralph G. Quinsey President and Chief Executive Officer

I, Raymond A. Link, certify that:

1.
I have reviewed this annual report on Form 10-K of TriQuint Semiconductor, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ RAYMOND A. LINK Raymond A. Link Vice President, Finance and Administration, Chief Financial Officer and Secretary

Independent Auditors' Report

The Board of Directors
TriQuint Semiconductor, Inc.:

We have audited the accompanying consolidated balance sheets of TriQuint Semiconductor, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The consolidated statements of operations, stockholders' equity and cash flows of TriQuint Semiconductor, Inc. and subsidiaries for the year ended December 31, 2000, have been restated to reflect the pooling-of-interests transaction with Sawtek Inc. as described in Note 2 to the consolidated financial statements. We did not audit the 2000 financial statements of Sawtek Inc., which statements reflect total revenues constituting 35% in 2000 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sawtek Inc. for the year ended December 31, 2000, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of TriQuint Semiconductor, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ending December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Portland, Oregon
February 11, 2003

TRIQUINT SEMICONDUCTOR, INC.

Consolidated Statements of Operations

(In thousands, except share and per share information)

	Years ended December 31,
	2002	2001	2000
Revenues	$267,313	$334,972	$460,590
Cost of goods sold	172,197	198,537	203,971

Gross profit	95,116	136,435	256,619
Operating expenses:
Research, development and engineering	58,547	51,685	39,753
Selling, general and administrative	42,889	46,718	45,980
Impairment of long-lived assets and goodwill	94,740	76,933	—
Acquisition related charges	8,575	7,546	—
Reduction in work force	1,011	1,077	—

Total operating expenses	205,762	183,959	85,733

Income (loss) from operations	(110,646)	(47,524)	170,886

Other income (expense):
Interest income	11,869	27,366	38,897
Interest expense	(12,684)	(14,574)	(13,423)
Impairment charge—investments in other companies	(23,778)	(15,057)	—
Gain on retirement of debt	6,009	9,401	—
Other, net	4,911	(155)	118

Other income (expense), net	(13,673)	6,981	25,592

Income (loss) before income tax	(124,319)	(40,543)	196,478
Income tax expense (benefit)	34,241	(14,332)	45,785

Net income (loss)	$(158,560)	$(26,211)	$150,693

Per share data:
Per share net income (loss):
Basic	$(1.20)	$(0.20)	$1.19

Diluted	$(1.20)	$(0.20)	$1.10

Weighted-average common shares	131,969,397	129,784,170	126,589,654

Weighted-average common and common equivalent shares	131,969,397	129,784,170	136,498,208

See accompanying notes to consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.

Consolidated Balance Sheets

(In thousands, except share and per share information)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$226,226	$261,728
Investments in marketable securities	109,687	246,775
Trade accounts receivable, net	34,977	34,532

	370,890	543,035

Inventories, net:
Raw material	13,598	18,824
Work in process	12,352	8,729
Finished goods	10,333	7,283

	36,283	34,836

Deferred income taxes	—	11,359
Other current assets	9,621	12,623

Total current assets	416,794	601,853

Long-term investments in marketable securities	131,127	73,028
Property, plant and equipment, net	153,887	214,402
Deferred income taxes	—	23,761
Other investment	88,092	73,617
Restricted long-term assets	17,408	14,547
Other non-current assets, net	33,358	19,665

Total assets	$840,666	$1,020,873

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of capital lease obligations	$341	$1,580
Accounts payable	12,930	15,165
Accrued payroll	8,781	7,711
Other accrued liabilities	17,637	16,784

Total current liabilities	39,689	41,240
Capital lease obligations, less current installments	—	359
Deferred income taxes	6,550	—
Convertible subordinated notes	268,755	296,500

Total liabilities	314,994	338,099

Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value. Authorized 600,000,000 shares; 133,162,755 shares and 131,141,213 shares issued and outstanding at December 31, 2002 and 2001	133	131
Additional paid-in capital	452,761	451,703
Accumulated other comprehensive income	661	458
Unearned ESOP compensation	(195)	(390)
Retained earnings	72,312	230,872

Total stockholders' equity	525,672	682,774

Total liabilities and stockholders' equity	$840,666	$1,020,873

See accompanying notes to consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except share information)

	Common stock		Treasury stock			Accumulated other com- prehensive income
					Additional paid-in capital		Unearned ESOP compensation	Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance, December 31, 1999	124,785,171	$124	(503,667)	$(2,926)	$377,589	$—	$(781)	$86,309	$460,315
Issuance of common stock under plans	4,411,628	5	495,870	2,882	13,040	—	—	—	15,927
Income tax benefit of stock option exercises	—	—	—	—	48,012	—	—	—	48,012
Purchase of treasury stock	—	—	(32,958)	(1,098)	—	—	—	—	(1,098)
ESOP allocation	—	—	—	—	—	—	195	—	195
Accumulated other comprehensive income	—	—	—	—	—	79	—	—	79
Net income	—	—	—	—	—	—	—	150,693	150,693

Balance, December 31, 2000	129,196,799	129	(40,755)	(1,142)	438,641	79	(586)	237,002	674,123
Issuance of common stock under plans	2,250,064	2	241,293	5,577	7,893	—	—	—	13,472
Income tax benefit of stock option exercises	—	—	—	—	11,605	—	—	—	11,605
Adjustment to conform fiscal year of pooled entity	(57)	—	(25,714)	(785)	(626)	—	—	20,081	18,670
Purchase of treasury stock	—	—	(480,417)	(9,778)	—	—	—	—	(9,778)
ESOP allocation	—	—	—	—	—	—	196	—	196
Retirement of treasury stock	(305,593)	—	305,593	6,128	(6,128)	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	379	—	—	379
Non cash compensation expense	—	—	—	—	318	—	—	—	318
Net loss	—	—	—	—	—	—	—	(26,211)	(26,211)

Balance, December 31, 2001	131,141,213	131	—	—	451,703	458	(390)	230,872	682,774
Issuance of common stock under plans	2,021,542	2	—	—	9,132	—	—	—	9,134
Income tax benefit of stock option exercises	—	—	—	—	(8,074)	—	—	—	(8,074)
ESOP allocation	—	—	—	—	—	—	195	—	195
Accumulated other comprehensive income	—	—	—	—	—	203	—	—	203
Net loss	—	—	—	—	—	—	—	(158,560)	(158,560)

Balance, December 31, 2002	133,162,755	$133	—	$—	$452,761	$661	$(195)	$72,312	$525,672

See accompanying notes to consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(158,560)	$(26,211)	$150,693
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,312	29,782	22,731
Income tax benefit of stock option exercises	(8,074)	11,605	48,012
Adjustment to conform year end of pooled entity	—	39,099	—
Loss on sale of assets	287	334	93
Impairment of long-lived assets and goodwill	94,740	76,933	—
Acquired in-process research and development	8,575	—	—
Gain on retirement of debt	(6,009)	(9,401)	—
Realized gain on forward contract	(4,570)	—	—
Non-cash compensation expense	—	318	—
Impairment charge-investments in other companies	23,778	15,755	—
Deferred income taxes	41,670	(27,635)	(16,778)
ESOP allocation	195	196	195
Change in assets and liabilities:
Receivables	(445)	43,406	(34,924)
Inventories	(1,447)	15,403	(19,597)
Other assets	3,574	(5,839)	818
Accounts payable and accrued liabilities	(1,482)	(16,750)	16,173

Net cash provided by operating activities	30,544	146,995	167,416

Cash flows from investing activities:
Purchase of available-for-sale investments	(456,569)	(417,800)	(790,390)
Sale of available-for-sale investments	535,761	422,532	687,352
Purchase of held-to-maturity investments	—	(225,483)	(469,462)
Maturities of held-to-maturity investments	—	322,951	335,259
Decrease (increase) in restricted long-term assets	(2,861)	38,250	(12,634)
Infineon acquisition	(49,557)	—	—
IBM acquisition	(23,411)	—	—
Capital expenditures	(24,185)	(147,066)	(109,245)
Investments in other companies	(17,103)	(6,800)	(17,852)
Purchase of other investments	(14,475)	—	(73,617)
Proceeds from sale of assets	—	1,375	1

Net cash used in investing activities	(52,400)	(12,041)	(450,588)

Cash flows from financing activities:
Principal payments under capital lease and installment note obligations	(1,598)	(2,796)	(6,537)
Proceeds from (repurchase of) convertible subordinated notes	(21,137)	(37,871)	345,000
Debt issuance costs	—	—	(11,080)
Purchase of common stock for treasury	—	(9,778)	(1,098)
Issuance of common stock, net	9,089	13,472	15,927

Net cash provided by (used in) financing activities	(13,646)	(36,973)	342,212

Net increase (decrease) in cash and cash equivalents	(35,502)	97,981	59,040
Cash and cash equivalents at beginning of year	261,728	163,747	104,707

Cash and cash equivalents at end of year	$226,226	$261,728	$163,747

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$11,744	$14,150	$7,724

Income taxes	$992	$11,586	$14,133

See accompanying notes to consolidated financial statements.

TriQuint Semiconductor, Inc.

Notes to Consolidated Financial Statements

(In thousands unless noted otherwise, except share and per share amounts)

1. Summary of Significant Accounting Policies

Description of the Company

        TriQuint Semiconductor, Inc. (the "Company") is a leading supplier of high-performance components and modules for communications applications. The Company's products are used in markets such as wireless phones, infrastructure networks, optical networks and defense with a specific focus on radio frequency ("RF"), analog and mixed-signal applications. The Company provides customers with standard and custom product solutions as well as foundry services. Products are based on advanced process technologies including gallium arsenide, indium phosphide, silicon germanium and surface acoustic wave ("SAW").

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Reclassifications

        Certain amounts in the December 31, 2001 and 2000 financial statements have been reclassified to conform to the December 31, 2002 presentation. These reclassifications had no effect on net income or loss or stockholders' equity as previously reported.

Management Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including, but not limited to, allowance for doubtful accounts, sales returns reserves, inventory reserves, income tax valuation allowance, warranty reserves, investment impairments, impairments of goodwill and long-lived assets and commitments and contingencies on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable; however, actual results could differ from these estimates.

Revenue Recognition

        Standard product revenues are recognized upon shipment of product with provisions established for estimated customer and distributor product returns based on the Company's experiences and/or contractual agreements. Generally, the Company ships products FOB shipping point. The Company recognizes revenues on certain foundry and customer-specific products based on certain design, manufacturing and other milestones. The Company recognizes revenues on cost-plus contracts as work is performed. Revenues from customers who have acceptance criteria are not recognized until all acceptance criteria are satisfied. The Company has certain distributor agreements by which the distributors are able to return a percentage of shipments within an allotted time. The Company reserves this amount in full at the time of shipment. Revenue from distributors was $14.3 million, $18.6 million and $35.1 million in 2002, 2001 and

2000, respectively. Additionally, the Company records a general reserve based on historical experience and judgement of expected levels of returns, as well, as the Company becomes aware of potential returns due to warranty or other issues.

Product Warranty

        The Company estimates a liability for costs to repair or replace products under warranties for one-year and technical support costs when the related product revenue is recognized.

        The liability for product warranties is calculated based upon historical experience and specific warranty issues..

        Product warranty activity consisted of:

2002
Beginning balance	$1,577
Accruals	1,388
Applications	(806)

Ending balance	$2,159

Cash Equivalents

        The Company considers all highly liquid debt and other instruments purchased with an original maturity of three months or less to be cash equivalents. These investments include obligations of U.S. government agencies, corporate debt securities and money market funds. Cash equivalents were $226.2 million and $261.7 million at December 31, 2002 and 2001, respectively.

Investments

        Investment securities at December 31, 2002 and 2001 consisted of U.S. treasury securities and obligations of U.S. government agencies, municipal notes and bonds, corporate debt securities and other investments. All are available-for-sale.

        During 2001, the Company reclassified $213.7 million of cash equivalents and short-term investments from held-to-maturity investments to available-for-sale investments. Unrealized gain, net of tax, on this reclassification was approximately $444. This reclassification was done to provide management with the flexibility to react more quickly in the changing economic and interest rate environment.

        The Company's investment policy sets minimum credit quality criteria and maximum maturity limits on its investment to provide for safety of principal, liquidity and a reasonable rate of return. Investments for which maturity from date of purchase is greater than one year are classified as long-term investments in marketable securities.

        Available-for-sale securities are recorded at fair value, based on current market valuations. Held-to-maturity securities were recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities sold.

Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has established an allowance for doubtful accounts of $3,867 and $2,565 at December 31, 2002 and 2001, respectively, which represents the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance by performing on-going evaluations of its customers and their ability to make payments. The Company determines the adequacy of the allowance based on length of time past due, historical experience and judgement of economic conditions. Additionally, the Company has a credit policy that is applied to potential customers. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

        Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market (net realizable value). Costs include materials, direct labor and overhead. Inventories are shown net of reserves of $19,786 and $20,171 at December 31, 2002 and 2001, respectively. Existing inventories are evaluated each period for excess quantities and obsolescence. This evaluation includes identifying those parts specifically identified as obsolete and reserving for them, analyzing forecasted demand versus quantities on hand and reserving for the excess, identifying and recording other specific reserves, and estimating and recording a general reserve based on historical experience and our judgement of economic conditions. Although management feels that these are appropriate indicators of inventory valuation, these are estimates based on information that is subjective. If future demand or market conditions are less favorable than the projections, additional inventory reserves may be required and would be reflected in the financial statements in the period the adjustment is made.

Property, Plant and Equipment

        Property, plant and equipment is recorded at cost. Machinery and equipment under capital leases is stated at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value of the leased assets at the inception of the lease.

        Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows: three to seven years for machinery and equipment, furniture and fixtures and computer equipment and software and 39 years for buildings. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the term of the related lease, generally three to seven years. Asset lives are reviewed periodically to determine if appropriate and adjustments are made as necessary. Depreciation begins at the time assets are placed in service. Maintenance and repairs are expensed as incurred.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of costs over fair value of assets of business acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

        Other intangible assets consists primarily of patents, developed technology and other intangibles with estimable useful lives, ranging from two to 10 years, are amortized on a straight-line basis over their estimated useful lives, and debt issuance costs. The Company performs impairment tests when events and circumstances warrant. Prior to the adoption of SFAS No. 142, other intangible assets were amortized on a straight-line basis from two to 10 years. The amount of other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. Financing costs related to the issuance of debt are capitalized as other noncurrent assets, net and amortized to interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method.

        Intangible assets consisted of the following (in thousands):

At December 31,	2002	2001
Intangible assets:
Patents, technology and other	$7,065	$2,132
Debt issuance costs	9,252	9,851

	16,317	11,983
Less:
Patents, technology and other amortization	1,238	1,218
Debt issuance amortization	4,101	2,795

	$10,978	$7,970

        Intangible assets are included in other non-current assets in the Balance Sheet.

Investments in Other Companies

        The Company has made several investments in small, privately held technology companies. The Company accounts for these investments using the cost method as the Company does not have significant influence over the companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when an other-than-temporary decline is evident. The Company evaluates the financial condition of the investee, market conditions and other factors providing an indication of the fair value of the investments. As of December 31, 2002 and 2001, the book value of investments in privately held companies was $7.3 million and $11.0 million, respectively.

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

Net Income (Loss) Per Share

        Basic net income (loss) per share is net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is similar to basic except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect. The reconciliation of shares used to calculate basic and diluted income (loss) per share consisted of the following:

	Years ended December 31,
	2002	2001	2000
Weighted-average common shares	131,969,397	129,784,170	126,589,654
Effect of dilutive securities:
Stock options	—	—	9,908,554

Weighted-average common and common equivalent shares	131,969,397	129,784,170	136,498,208

        Common stock equivalents related to stock options and conversion of convertible subordinated notes totaling 14,997,417, 16,342,181 and 4,734,238 were anti-dilutive and, therefore, were not included in the diluted net income (loss) per share calculation for 2002, 2001 and 2000, respectively.

Financial Instruments

        The carrying amount of cash equivalents, investments, trade accounts receivable and accounts payable, accrued payroll and other accrued liabilities approximates fair value due to the short-term nature of these instruments. The fair value of capital lease obligations was estimated by discounting the future cash flows using market interest rates and did not differ significantly from that reflected in the accompanying financial statements. The fair market value of the 4% convertible subordinated notes due 2007 was $208,547 at December 31, 2002 and $214,963 at December 31, 2001.

        Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Income Taxes

        Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. During 2002, the Company determined that a valuation allowance should be recorded against all of its deferred tax assets.

Foreign Currency Exchange and Remeasurement

        The Company's functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the year-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations are remeasured at an average exchange rate for the year. Foreign currency gains and losses resulting from remeasurement or settlement of receivables and payables denominated in a currency other than the functional currency are included in "Other income (expense)".

Forward Exchange Contracts

        On January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Certain Hedging Activities and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133.. SFAS 133 and 138 requires recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the income statement. The Company has no hedges that qualify under SFAS 133.

        From time to time the Company enters into forward foreign currency exchange contracts to manage its exposure against foreign currency fluctuations. These foreign exchange contracts are not considered hedges under SFAS 133, and as such are recorded at fair value on the balance sheet with any changes in fair value included in "Other income (expense)". The Company did not have any foreign currency exchange contracts at December 31, 2002 and 2001.

ESOP Compensation Expense

        The Company accounts for ESOP shares acquired prior to January 1, 1993 in accordance with Statement of Position 76-3, Accounting Practices for Certain Employee Stock Ownership Plans ("SOP 76-3") which requires compensation expense to be measured using the cost basis of the shares when the shares are committed to be released to employees.

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

        The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock based compensation awards in the financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock based compensation awards under SFAS No. 148, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below (in thousands except per share information):

	2002	2001	2000
Net income (loss) as reported	$(158,560)	$(26,211)	$150,693
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(56,253)	(36,642)	(24,031)

Pro forma net income (loss)	$(214,813)	$(62,853)	$126,662

Earnings per share:
Basic—as reported	$(1.20)	$(0.20)	$1.19
Basic—pro forma	$(1.63)	$(0.48)	$1.00
Diluted—as reported	$(1.20)	$(0.20)	$1.10
Diluted—pro forma	$(1.63)	$(0.48)	$0.93

Impairment of Long-lived Assets and Long-lived Assets to be Disposed of

        SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held-for-sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002.

        In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

        Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Impact of Recently Issued Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003 and to existing interests in VIE's after June 15, 2003. We have an interest in a VIE as more fully discussed in Note 6. The Company has not yet determined the effect the application of this Interpretation will have on the Company's financial statements.

2. Business Combinations

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

        All financial information prior to the merger set forth in these consolidated financial statements has been restated to include the historical information of Sawtek.

        Below are selected results of operations for the Company and Sawtek for the periods indicated.

	Fiscal years ended
	2001	2000
	(in thousands)
Revenues:
TriQuint	$240,286	$300,749
Sawtek	94,686	159,841

Combined	$334,972	$460,590
Net Income (loss):
TriQuint	$(40,965)	$71,411
Sawtek	14,754	79,282

Combined	$(26,211)	$150,693

Infineon Technologies AG GaAs Business

        On July 1, 2002, the Company completed the acquisition of the GaAs Business of Infineon Technologies AG ("Infineon"). The acquisition was accounted for as a purchase transaction and the results of operations are included in the consolidated financial statements from the date of acquisition. At the closing date, the Company paid Infineon EUR50.0 million ($45.0 million at forward contract rate of $.9000/EUR1.00), of which EUR10.0 million ($9.0 million at forward contract rate of $.9000/EUR1.00) represents an earnout deposit. Pursuant to the purchase agreement, Infineon may earn up to an additional EUR74.0 million over a 24-month period based upon revenues generated by the acquired business, for an aggregate purchase price of EUR124.0 million. Subsequent to the close of the acquisition, certain fixed assets were also purchased for EUR5.5 million less EUR1.5 million in funded liabilities acquired ($4.0 million at various spot rates). There are also various other guarantees and contingencies which could affect the amount of the final purchase price. On October 1, 2002, the time period lapsed for the Company to reach a subsequent agreement with Infineon as to the inclusion of Infineon's Hi Rel business in the acquisition of Infineon's GaAs Business. Since an agreement was not reached, the minimum purchase price of the acquisition was adjusted to EUR42.0 million from EUR45.0 million. The Company acquired this business to strengthen its European presence and to expand its market and product offerings in the wireless communications industry.

        Details of the purchase price were as follows (in thousands):

Cash paid at closing	$53,559
Acquisition costs	568
Less: Earnout deposit	(9,910)

Total purchase price	$44,217

        The purchase price was allocated to the assets and liabilities based on fair values as follows (in thousands):

Machinery and equipment	$5,440
Identifiable intangibles	13,373
Acquired in-process research and development	2,675
Goodwill	24,024
Liabilities	(1,295)

Allocated purchase price	$44,217

        Pro forma results of operations as if this acquisition had closed on January 1, 2002 and for the corresponding period in the preceding year are as follows (in thousands, except per share amounts):

	Pro forma (Unaudited)
	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001
Revenues	$280,552	$367,084
Net loss	(170,547)	(51,605)
Loss per share—basic	$(1.29)	$(0.40)
Loss per share—diluted	$(1.29)	$(0.40)

        In connection with this acquisition, the Company obtained a third-party valuation of the assets for purposes of the purchase price allocation. Acquired in-process research and development ("IPR&D") assets were expensed at the date of acquisition in accordance with FASB Interpretation No. 4 ("FIN 4"), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. Each project was analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based upon management's estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the product's development and commercialization will meet management's time schedule. The discount rates utilized ranged from 25% to 50% and were based on the novelty of the technology, the risks remaining to complete each project, and the extent of the Company's familiarity with the technology. The estimated cost to complete this IPR&D at the time of acquisition was approximately $900. The associated projects are still in process and on budget. As of December 31, 2002, the Company wrote off all goodwill associated with this acquisition (see Note 6).

A Portion of the Assets of IBM's Wireless Phone Chipset Business

        On July 1, 2002, the Company completed the acquisition of a portion of the assets of IBM's wireless phone chipset business. The acquisition was accounted for as a purchase transaction and the results of operations are included in the consolidated financial statements from the date of acquisition. At the closing date, the Company paid $21.8 million to IBM for the related assets, of which $5.0 million represents an earnout deposit. Subsequent adjustments to the purchase price contingent upon business volumes could increase the final aggregate purchase price up to $40.0 million. The Company acquired this business to expand its market and product offerings in the wireless communications industry and to strengthen its capabilities in silicon germanium process technology.

        Details of the purchase price are as follows (in thousands):

Cash paid at closing	$21,750
Acquisition costs	1,661
Less: Earnout deposit	(5,000)

Total purchase price	$18,411

        The purchase price was allocated to the assets and liabilities based on fair values as follows (in thousands):

Machinery and equipment	$1,959
Technology licenses	1,635
Acquired in-process research and development	5,900
Current technology	1,077
Backlog	158
Goodwill	7,682

Allocated purchase price	$18,411

        In a transaction related to this acquisition, the Company transferred $1.3 million of the acquired machinery and equipment, $1.0 million of the technology licenses, $733 of acquired workforce and $11.0 million in cash to a privately held technology company in exchange for a note receivable of $14.0 million.

        Pro forma results of operations have not been presented for this acquisition because its effects were not material on either an individual or aggregate basis.

        In connection with this acquisition, the Company obtained a third-party valuation of the assets for purposes of the purchase price allocation. Acquired IPR&D assets were expensed at the date of acquisition in accordance with FIN 4. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. Each project was analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based upon management's estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the product's development and commercialization will meet management's time schedule. The discount rate utilized was 29% and was based on the novelty of the technology, the risks remaining to complete each project, and the extent of the Company's familiarity with the technology. The estimated cost to complete this IPR&D at the time of acquisition was approximately $40. The associated projects are still in process and on budget. As of December 31, 2002, the Company wrote off all goodwill associated with this acquisition (see Note 6).

3. Short-term and Long-term Investments in Marketable Securities

        The cost, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale investments by types and classes of security at December 31, 2002 and 2001 consisted of the following (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At December 31, 2002
Available-for-sale:
U.S. treasury securities and obligations of U.S. government agencies	$144,083	$482	$8	$144,557
Corporate debt securities and other	96,070	192	5	96,257

Total investments	$240,153	$674	$13	$240,814

At December 31, 2001
Available-for-sale:
U.S. treasury securities and obligations of U.S. government agencies	$123,689	$155	$20	$123,824
Municipal notes and bonds	2,119	—	—	2,119
Corporate debt securities and other	193,537	354	31	193,860

Total investments	$319,345	$509	$51	$319,803

        Investments by contractual maturity are as follows (in thousands):

	Cost	Fair value
At December 31, 2002
Due or callable in one year or less	$109,466	$109,687
Due after one year through 24 months	$130,687	$131,127

4. Property, Plant and Equipment

        Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2002	2001
Land	$11,686	$13,545
Buildings	38,440	55,075
Leasehold improvements	16,910	1,076
Machinery and equipment	181,757	155,427
Furniture and fixtures	8,790	5,113
Computer equipment and software	18,784	17,563
Assets in process	9,348	65,114

	285,715	312,913
Less accumulated depreciation and amortization	131,828	98,511

	$153,887	$214,402

        The Company capitalizes interest costs as a component of construction in progress. For 2001, assets in process included capitalized interest of $448; there was no capitalized interest in 2002.

        Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $35,502, $28,016 and $21,140, respectively. This includes depreciation expense associated with equipment leased to another company classified as "Other, net" in the Consolidated Statement of Operations of $71 for the year ended December 31, 2002.

5. Leases

        At December 31, 2002 and 2001, the Company had outstanding $341 and $1,939 respectively of capital leases. The interest rates on these capital leases range from 7.9% to 9.9%. The leases are payable in monthly installments of principal and interest through 2003 and are secured by equipment.

        The Company also leases certain equipment, office and manufacturing space under operating leases that expire at various dates through 2005. The future minimum lease payments under installment notes and non-cancelable leases as of December 31, 2002 were as follows (in thousands):

	Capital leases	Operating leases
Years ending:
2003	$348	$1,781
2004	—	1,801
2005	—	1,826
2006	—	1,842
2007	—	1,858

Total	$348	$9,108
Less: amounts representing interest	(7)

Present value of minimum payments—current	$341

        Amounts applicable to capital leases, which were included in machinery and equipment, were as follows (in thousands):

	December 31,
	2002	2001
Machinery and equipment	$2,214	$8,061
Less: accumulated amortization	1,993	6,609

	$221	$1,452

        Rent expense under operating leases was $2,168, $11,392 and $14,423 during the years ended December 31, 2002, 2001 and 2000, respectively.

        In August 2000, the Company acquired a 420,000 square foot wafer fabrication facility located in Richardson, Texas for $87 million. The acquisition was financed by a variable interest entity ("VIE") sponsored by a financial institution in which the Company contributed $73 million and a lender contributed $14 million. In September 2002, the Company completed an improvement to the Richardson, Texas facility, of which $18.5 million was financed through the same financial institution-sponsored VIE as part of the original financing agreement. The Company contributed $14.5 million and the lender contributed $4.0 million. Of the total amount contributed to the VIE, the Company is required to collateralize 97% through pledged investment securities and a participation interest in the VIE which amounts appear on our Consolidated Balance Sheets as "Restricted long-term assets" of $17.4 million and "Other investment" of $88.1 million, respectively. As of December 31, 2002, the Company was in compliance with this requirement. The VIE is not consolidated in the Company's financial statements and the Company has accounted for the arrangement as an operating lease. The Company is required to make lease payments through August 2005 or may purchase the property. If the Company elects to purchase the property, the Company will assign the pledged securities to the lender and incur some incremental closing costs to obtain title to the property. At the end of the lease, the Company may elect to purchase the property, terminate the lease or renew the lease for two additional two-year periods. The lease is secured by the value of the property, of which the Company is subject to a guarantee of at least 75% of its purchase value, as well as the pledged investment securities. The Company is subject to restrictive covenants in this financing arrangement which require the Company to maintain (a) a quick ratio of not less that 1.25 to 1.00, (b) tangible net worth not less than the sum of $433 million and (c) a maximum leverage ratio not greater than 0.50. As of December 31, 2002, the Company was in compliance with these covenants.

6. Goodwill and Other Acquisition-Related Intangible Assets

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is no longer amortized. The Company is required to perform impairment tests at least annually or when events and circumstances warrant.

        Changes in the carrying amount of goodwill for 2002 were as follows (in thousands):

Balance as of December 31, 2001	$—
Workforce reclassified as goodwill	450
Goodwill acquired during the period	31,706
Sale of a portion of acquired IBM business	(733)
Impairment of goodwill	(30,973)

Balance as of December 31, 2002	$450

        In accordance with FAS 144, the Company determined in the fourth quarter of 2002 that an impairment associated with the Oregon operating unit existed based upon the future undiscounted cash flows associated with the assets currently in place. The Company recorded an impairment of $9.0 million associated with acquired identifiable intangible assets based upon an estimate of their fair market value. The fair market value was determined by updating assumptions in the original valuation study based upon the most current projections.

        In accordance with SFAS 142, the Company then completed an assessment to determine if the goodwill assigned to the Oregon operating unit had been impaired. The Company estimated the fair value of the Oregon operating unit based upon recent acquisition values completed by the Company and others. Based upon the fair value of the Oregon operating unit, an impairment of goodwill was determined to exist which resulted in an impairment of $31.0 million.

        Information regarding the Company's other acquisition-related intangible assets and goodwill was as follows (in thousands):

	December 31, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and other	$7,065	$1,238	$5,827	$1,083	$620	$463
Acquired workforce(1)	—	—	—	1,049	599	450

Total	$7,065	$1,238	$5,827	$2,132	$1,219	$913

(1)
In accordance with SFAS 142, acquired workforce is no longer accounted for as a separately identified intangible asset and, as shown in the tables above, has been reclassified as goodwill.

        Recent acquisitions by the Company of businesses from IBM and Infineon were assigned to the Oregon operating unit. In accordance with SFAS No. 144, an impairment of certain of the long-lived assets and identifiable intangible assets of the Oregon operating unit was determined through third-party appraisal. Since the recently acquired businesses are associated with the Oregon operating unit, the impairment of the long-lived assets and identifiable intangible assets was an event requiring the evaluation of the goodwill associated with those businesses for impairment in accordance with SFAS No. 142. By applying a present value analysis similar to that prepared for the original purchase price allocation, the Company determined that the carrying value of the goodwill associated with these acquisitions was fully impaired.

        Amortization expense of other acquisition-related intangible assets was $1,503, $256 and $305 for the twelve months ended December 31, 2002, 2001 and 2000, respectively. The periods over which the Company amortizes these intangible assets range from three to seven years, depending on the estimated useful life of the intangible asset. In addition, amortization of bond issuance costs was $1,307, $1,510 and $1,286 in 2002, 2001, and 2000, respectively. This expense is classified as "Interest expense" in the Consolidated Statements of Operations.

        The estimated future amortization expense of other acquisition-related intangible assets is as follows (in thousands):

Year ending December 31, 2003	$1,467
Year ending December 31, 2004	1,518
Year ending December 31, 2005	1,363
Year ending December 31, 2006	227
Year ending December 31, 2007	227
Thereafter	575

7. Other Accrued Liabilities

        Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2002	2001
Warranty liability	$2,159	$1,278
Accrued interest payable	3,584	3,953
Accrued real estate tax	2,225	1,175
Other	9,669	10,378

	$17,637	$16,784

8. Convertible Subordinated Notes

        In February and March 2000, the Company completed the sale of $345,000 aggregate principal amount of 4% convertible subordinated notes due 2007, raising approximately $333,900 net of fees and expenses. The notes are unsecured obligations of the Company and subordinated to all of the Company's present and future senior indebtedness. Interest on the notes is payable in arrears semiannually on each March 1 and September 1. The notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company's common stock at a conversion price per share of $67.80, subject to certain adjustments. Provisional redemption of the notes is allowed at 101.7% of face value prior to March 5, 2003 when the closing price of our common stock exceeds 150% of the conversion price. After March 5, 2003, the notes may be redeemed at rates ranging from 102.3% to 100.6% over the remaining life of the notes. During 2002 the Company repurchased approximately $27,745 of these notes at a cost of $21,137. The repurchase resulted in a gain on retirement of long term debt of $6,009 which is net of a write down of issuance costs of $599. During 2001, the Company repurchased approximately $48,500 of these notes at a cost of $39,100, which included a write-down of issuance cost of $1,228. This repurchase resulted in a gain of $9,401.

9. Income Taxes

        Domestic and foreign pre-tax income (loss) was as follows (in thousands):

	Years ended December 31,
	2002	2001	2000
Domestic	$(139,158)	$(52,462)	$167,968
Foreign	14,839	11,919	28,510

Total	$(124,319)	$(40,543)	$196,478

        The provision (benefit) for income tax (benefit) on income (loss) consisted of (in thousands):

	Years ended December 31,
	2002	2001	2000
Current:
Federal	$—	$11,946	$56,362
State	600	1,644	6,201

Total current	600	13,590	62,563

Deferred:
Federal	30,617	(24,088)	(16,686)
State	3,024	(3,834)	(92)

Total deferred	33,641	(27,922)	(16,778)

Income tax expense (benefit)	$34,241	$(14,332)	$45,785

        The effective tax rate differed from the federal statutory income tax rate as follows (in thousands):

	Years ended December 31,
	2002	2001	2000
Tax computed at federal statutory rate	(35.0)%	(35.0)%	35.0%
State income tax, net of federal effect	(2.0)	(3.8)	2.8
Increase in valuation allowance	69.7	11.7	—
Non-deductible merger costs	—	3.3	—
Foreign sales benefit	(0.8)	(4.9)	—
Reversal of deferred taxes previously provided on earnings of Costa Rican subsidiary	—	—	(8.5)
Current benefit of tax exemption of Costa Rican subsidiary	(5.6)	(8.7)	(5.1)
Other, including tax credits, tax-exempt interest income and dividend income	1.2	2.0	(0.9)

Effective tax rate	27.5%	(35.4)%	23.3%

        The tax effects of significant items comprising the Company's deferred tax asset and liability were as follows (in thousands):

	2002	2001
Deferred tax liabilities:
Amortization and depreciation	$—	$20,277
Other	6,550	5,576

Total deferred tax liability	6,550	25,853

Deferred tax assets:
Amortization and depreciation	16,753	—
Capitalized research and development expenditures	9,559	10,159
Reserves and allowances	9,140	8,533
Accrued liabilities	2,750	1,816
Net operating loss carryforwards	—	7,174
Research and development and other credits	2,338	2,353
Asset impairment	36,001	29,319
Impairment of investment in other companies	14,699	5,680
Other	2,778	1,795

Total deferred tax asset	94,018	66,829
Valuation allowance	(94,018)	(5,856)

Net deferred tax asset/(liability)	$(6,550)	$35,120

        The Company recorded a tax provision of approximately $34.2 million for the year ended December 31, 2002 reflecting a full valuation allowance against its deferred tax assets. In assessing the realizability of deferred tax assets, SFAS No. 109 requires a more likely than not standard. This ultimate realization of deferred tax assets is dependent upon the generation of future domestic taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

        Although the Company anticipates future sustained profitability, SFAS No. 109 required that recent historical operating performance and income projections for 2003 weigh heavily in assessing the realizability of deferred tax assets. The more likely than not assessment was principally based upon the losses generated during 2001, 2002, and losses anticipated in 2003 primarily as a result of costs associated with the Optoelectronics business acquired January 2, 2003.

        The net change in total valuation allowance for the deferred tax assets for 2002, 2001 and 2000 was an increase of $88,003, $5,856 and $0 respectively.

        For 2002, the Company recorded a decrease to additional paid in capital of $8,074 to reverse the benefit of net operating loss carryforwards generated as a result of stock option transactions. The Company will record benefits to additional paid in capital as they are realized pursuant to SFAS No 109.

For 2001 and 2000, the Company recorded a benefit of stock option exercises as a component of additional paid in capital of $11,605 and $48,012, respectively.

        At December 31, 2002, the Company had approximately $22,894 of net operating loss carryforwards to offset against future income for federal income tax purposes, which expire from 2012 through 2020, and $5,063 for Oregon state income tax purposes, which expire in years 2013 through 2014. As stated above, these losses were generated as a result of stock option transactions; therefore the associated deferred tax asset has been reversed through a decrease to additional paid-in capital. Accordingly, the tax effect has been properly removed as a component of the deferred tax reconciliation.

        The Company provided for deferred taxes on the non-repatriated earnings of its subsidiary in Costa Rica prior to fiscal 2000. This subsidiary benefits from a complete exemption from Costa Rican income taxes through 2003, 75% exemption through 2005, and 50% exemption thereafter through 2007. In 2000, the Company determined that its investment in Costa Rica was permanent and that its earnings are considered indefinitely reinvested; and, accordingly, no provision for United States federal and state income taxes has been provided for 2001 or 2002. In the event the Costa Rican subsidiary ever remits these earnings to the U.S. parent, the Company would be subject to U.S. federal and state income taxes. The estimated unrecognized deferred income tax liability on these unremitted earnings at December 31, 2002 and 2001 is approximately $39,600 and $34,300, respectively.

10. Commitments

        The Company has entered into several lease agreements for buildings, office space and equipment (see Note 5). The Company is also subject to legal proceedings, claims and litigation arising in the ordinary course of business (see Note 17).

11. Concentration of Risk

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

  Foreign Currency Exchange

        At times the Company may engage in foreign exchange forward contracts to lock in the cost of foreign currency exposures for the purchase of equipment or raw materials denominated in foreign currencies. While these forward contracts are subject to fluctuations in value from movement in the foreign currency exchange rates, such fluctuations are offset by the change in value of the underlying exposures being hedged. At December 31, 2002, the Company did not have any open foreign currency exchange contracts.

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

12. Segment Information

        The Company complies with Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.

        The Company's chief operating decision maker is considered to be the President and Chief Executive Officer (the "CEO"). The Company's CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The CEO receives certain disaggregated financial information for the Company's four markets: Wireless Phones, Infrastructure Networks, Optical Networks and Defense, and three operating units: Oregon, Texas and Sawtek.

        The Company has aggregated its businesses into a single reportable segment as allowed under SFAS 131 because they have similar long-term economic characteristics, including average gross margin. In addition, they are similar in regards to (a) nature of products and production processes, (b) type of customers and (c) method used to distribute products. Accordingly, the Company describes its reportable segment as high-performance components and modules for communications applications. All of the Company's revenues result from sales in these product lines.

        Revenues by business markets (as defined by the Company in 2002), as a percentage of total revenues for 2002 and 2001 were as follows: Wireless Phones, 45% and 35%, respectively; Infrastructure Networks, 31% and 35%, respectively; Optical Networks, 5% and 18%, respectively; and Defense, 19% and 12%, respectively. The Company did not have historical data for 2000 using the newly defined business markets. Revenues by business group (as defined by the Company) in 2000, as a percentage of revenues for 2000 were as follows: Wireless Communications, 25%; Telecommunications and Data Communications, 9%; Foundry, 13%; Millimeter Wave Communications, 18% and SAW Filters, 35%.

        Revenues outside of the United States, in thousands, were approximately $151,200, in 2002 of which revenues to Korea were approximately $34,900. In 2001 and 2000, revenues outside of the United States, in thousands, were approximately $147,500 and $231,800, respectively, of which revenues to Korea were $42,100 in 2001 and revenues to Canada were $66,100 in 2000. There were no other foreign countries to which revenues represented 10% or more of revenues.

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

        Selected financial information by geographical area is summarized below (in thousands):

	Years ended December 31,
	Revenues			Operating Income (Loss)			Total Assets
	2002	2001	2000	2002	2001	2000	2002	2001
United States	$214,001	$292,746	$397,825	$(124,758)	$(57,977)	$142,813	$719,279	$921,008
Costa Rica	79,147	60,975	80,918	14,220	10,467	28,073	121,851	101,386
Transfers/Eliminations	(25,835)	(18,749)	(18,153)	(108)	(14)	—	(464)	(1,521)

Consolidated Results	$267,313	$334,972	$460,590	$(110,646)	$(47,524)	$170,886	$840,666	$1,020,873

        To date, substantially all sales have been denominated in U.S. dollars. The functional currency for the Costa Rican operations is the U.S. dollar as sales, most material cost and equipment are U.S. dollar denominated. The impact of fluctuations of the local Costa Rican currency is not considered significant and is not hedged.

        Revenues for significant customers, those representing approximately 10% or more of total revenues for each period, were as follows:

	Years ended December 31,
	2002	2001	2000
Customer A	—	—	12%
Customer B	10%	15%	13%
Customer C	16%	—	11%
Customer D	—	—	14%

        Related receivables from such customers were 23% and 9% of trade accounts receivable at December 31, 2002 and 2001, respectively.

13. Employee Benefit Plans

        The Company has a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees in the United States. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. Company contributions to the 401(k) Plan were approximately $745, $2,226 and $5,592 in 2002, 2001 and 2000, respectively. The Company also has profit share and other benefit plans covering substantially all employees worldwide. The Company made contributions under these plans of approximately $211, $170 and $147 for 2002, 2001 and 2000, respectively.

        In addition, the Company has established a stock ownership plan and stock purchase plan. Under an Employee Stock Ownership Plan for Sawtek employees, the Company made contributions of approximately $223, $237 and $251 during 2002, 2001 and 2000, respectively. Allocation to participants' accounts were 887,164 shares, 942,727 shares and 998,292 shares during 2002, 2001 and 2000, respectively. Under an Employee Stock Purchase Plan employees are able to purchase the Company's common stock at 85% of fair market value.

14. Stock Options

Stock Option Plans

        Under the 1987 and 1996 Stock Incentive Programs and the 1998 Nonstatutory Stock Option Plan (the "Plans"), the Company has authorized the issuance of 11,386,612, 24,550,000 and 4,000,000 common shares, respectively, of which a total of 7,235,509 shares were available to grant as of December 31, 2002. The 1987 and 1996 Plans provide for the grant of incentive stock options to officers and other employees of the Company or any parent or subsidiary. The 1998 Plan provides for the grant of non-qualified stock options to non-officer employees of the Company. Subject to the discretion of the Board of Directors, options granted under the Plans generally vest and become exercisable at the rate of 28% at the end of the first year, and thereafter at a rate of 2% per month and have a 10 year term.

        The stock plans were amended in 2002 to provide that options granted thereunder must have an exercise price per share no less than 100% of the fair market value of the share price on the grant date.

        With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date. The terms of all options granted under the Plans may not exceed 10 years. The fair value of each stock based compensation award is estimated on the date of grant using the Black Scholes option-pricing model assuming no dividend yield and the following weighted-average assumptions for stock based compensation awards:

	Stock Option Plans
	2002	2001	2000
Risk-free interest rate	3.82%	4.56%	6.16%
Expected life in years	5.4	5.4	5.0
Expected volatility	97%	94%	86%
Per share weighted-average fair value	$5	$11	$30

	Employee Stock Purchase Plans
	2002	2001	2000
Risk-free interest rate	2.00%	3.49%	6.11%
Expected life in years	0.5	0.5	0.5
Expected volatility	95%	114%	123%
Per share weighted-average fair value	$2	$6	$37

        Activity under the Company's stock option plans was as follows:

	Number of shares	Weighted- average exercise price
Options outstanding at December 31, 1999	16,149,485	$7.01
Options:
Granted	4,196,537	40.56
Exercised	(3,373,416)	3.06
Canceled	(314,774)	22.37

Options outstanding at December 31, 2000	16,657,832	$15.98
Options:
Granted	4,250,219	16.51
Exercised	(2,060,654)	3.59
Canceled	(1,184,993)	23.91

Options outstanding at December 31, 2001	17,662,404	$16.80
Options:
Granted	4,355,426	6.88
Exercised	(1,128,666)	3.06
Canceled	(1,720,900)	21.87

Options outstanding at December 31, 2002	19,168,264	$14.94

        The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2002:

Range of exercise prices	Number outstanding as of December 31, 2002	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable as of December 31, 2002	Weighted- average exercise price
$0.30 - 2.10	428,531	2.46	$1.29	428,531	$1.29
2.19 - 2.69	1,983,264	5.71	2.69	1,978,591	2.69
2.79 - 3.89	2,186,183	5.72	3.37	1,892,864	3.35
3.90 - 6.25	2,686,298	8.50	5.87	598,265	5.26
6.50 - 9.69	2,258,049	8.64	8.71	479,151	9.35
9.88 - 11.19	2,655,717	8.51	10.82	707,619	10.64
11.31 - 21.13	2,656,268	6.96	18.49	1,565,065	17.91
21.28 - 36.50	2,648,480	7.69	32.26	706,781	29.32
36.75 - 61.00	1,642,374	7.01	44.44	1,077,418	44.39
61.44 - 61.44	23,100	7.95	61.44	12,012	61.44

	19,168,264	7.32	$14.94	9,446,297	$13.20

15. Capital Structure

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

16. Impairments

        During 2002, the Company recorded charges of $94,740 for impairment of long-lived assets and goodwill to reduce the carrying value for which market values were impaired due to current and projected market conditions resulting in excess capacity. These charges were comprised of:

  •
  The impairment of property, plant and equipment for which carrying value exceeded fair value by $48,983 as supported by independent appraisal. This impairment charge related to excess facility space and equipment in the Company's Oregon operation.

  •
  An impairment charge of $5,829 resulting from a decision to abandon certain production assets associated with one of the Company's 6-inch wafer production lines at the Richardson facility.

  •
  An impairment charge of $30,973 related to the evaluation of the carrying value of the goodwill associated with recent acquisitions. The Company determined that an impairment of this nature existed due to the impairment of the carrying value of the assets assigned to the Oregon operating unit, an event requiring the evaluation of the goodwill associated with these acquisitions assigned to this operating unit. The impairment was determined based upon the Company's estimate of fair value of the Oregon operating unit. In addition, other intangible assets related to these acquisitions were reduced by $8,954 to decrease their carrying value to market value as determined through a present value analysis similar to that prepared for the original purchase price allocation.

        Additionally during 2002 and 2001, the Company recorded a charge of $23,778 and $15,057 related to a decline of the carrying value of certain privately held investments. These investments were in small companies whose valuations declined significantly based on factors such as current equity offerings, projected financial conditions and decline in market value of similar companies.

        During 2001, the Company recorded an impairment charge of $76,933 associated with certain long-lived assets due to current and projected market conditions. The amount by which the carrying value of these assets exceeded fair value was determined through independent appraisal. In addition, the Company recorded a charge of $15,057 during 2001 for a decline in carrying value of certain privately held investments based on the evaluation of factors such as current equity offerings, projected financial conditions and the decline in market value of similar companies.

17. Litigation

        On February 7, 2003, a stockholder class action lawsuit was filed against the Company's wholly-owned subsidiary Sawtek Inc. and certain of its former executives in the United States District Court for the Middle District of Florida. The Company believes this suit is without merit and intends to vigorously defend itself against the charges.

        On or about December 2, 2002, the Company filed a lawsuit in the amount of approximately $2,827 against Finisar Corporation in Multnomah County Circuit Court of Oregon. The lawsuit alleges that Finisar has failed to pay the Company for semiconductor wafers delivered between September 2000 and December 2001. Finisar alleges claims for breach of contract, breach of warranty, negligence, and restitution, seeking damages in the amount of approximately $13,000. The Company denies the counterclaim allegations and intends to vigorously defend itself against them. The parties are currently engaging in discovery and no trial date has been set.

        From time to time, the Company is involved in judicial and administrative proceedings incidental to the Company's business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position or results of operations.

18. Subsequent Events

        On January 3, 2003, the Company completed the acquisition of a substantial portion of the optoelectronics business of Agere Systems Inc. ("Agere") for $40 million in cash. The transaction includes the products, technology and some facilities related to Agere's optoelectronics business, which includes active and passive components, amplifiers, transceivers, transponders and other products. This business will expand the current business of designing and producing integrated circuits for optical networks to designing and producing the optical modules and components that the Company's integrated circuits go into.

        Through a transitional manufacturing agreement, Agere will supply components for the Company for a short period following the close of the transaction to ensure seamless service to customers. The majority of these components will be manufactured in Agere's Breinigsville, Pennsylvania facility, which the Company will acquire following the transition period. As part of the acquisition, the Company assumed operation of the back-end assembly and test operations associated with these components at a leased facility in Matamoros, Mexico.

TRIQUINT SEMICONDUCTOR, INC.

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Years ended December 31,	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
2000
Allowance for doubtful accounts	$1,417	$731	$(393)	$1,755
Inventory valuation reserve	7,265	4,689	(1,309)	10,645
Estimated liability for warranty	1,191	690	(616)	1,265
2001
Allowance for doubtful accounts	$1,755	$854	$(44)	$2,565
Inventory valuation reserve	10,645	15,898	(6,372)	20,171
Estimated liability for warranty	1,265	727	(415)	1,577
2002
Allowance for doubtful accounts	$2,565	$1,424	$(122)	$3,867
Inventory valuation reserve	20,171	1,349	(1,734)	19,786
Estimated liability for warranty	1,577	1,388	(806)	2,159

S-1

QuickLinks

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
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
Index to Consolidated Financial Statements
Independent Auditors' Report
TRIQUINT SEMICONDUCTOR, INC. Consolidated Statements of Operations (In thousands, except share and per share information)
TRIQUINT SEMICONDUCTOR, INC. Consolidated Balance Sheets (In thousands, except share and per share information)
TRIQUINT SEMICONDUCTOR, INC. Consolidated Statements of Stockholders' Equity (In thousands, except share information)
TRIQUINT SEMICONDUCTOR, INC. Consolidated Statements of Cash Flows (In thousands)
TriQuint Semiconductor, Inc. Notes to Consolidated Financial Statements (In thousands unless noted otherwise, except share and per share amounts)
TRIQUINT SEMICONDUCTOR, INC. Schedule II—Valuation and Qualifying Accounts (in thousands)