Form 10-Q
period 2003-03-31
TRIQUINT SEMICONDUCTOR INC
filed 2003-05-13
CIK 913885

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003
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

Yes ☒    No ☐

        As of March 31, 2003, there were 133,198,418 shares of the registrant's common stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Revenues	$71,655	$62,351
Cost of goods sold	55,732	41,294

Gross profit	15,923	21,057
Operating expenses:
Research, development and engineering	17,360	13,240
Selling, general and administrative	13,161	10,687
In-process research and development	500	—

Total operating expenses	31,021	23,927

Loss from operations	(15,098)	(2,870)

Other income (expense):
Interest income	1,854	3,066
Interest expense	(3,004)	(3,339)
Other, net	(147)	407

Total other income, net	(1,297)	134

Loss before income taxes	(16,395)	(2,736)
Income tax expense (benefit)	120	(548)

Net loss	$(16,515)	$(2,188)

Per share data:
Basic and diluted	$(0.12)	$(0.02)

Weighted-average common shares	133,187,766	131,279,861

See notes to Condensed Consolidated Financial Statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2003	December 31, 2002(1)
Assets
Current assets:
Cash and cash equivalents	$247,840	$226,226
Investments in marketable securities	70,766	109,687
Accounts receivable, net	37,497	34,977
Inventories, net	54,967	36,283
Other current assets	19,132	9,621

Total current assets	430,202	416,794

Long-term investments in marketable securities	98,884	131,127
Property, plant and equipment, net	191,490	153,887
Other investment	88,092	88,092
Restricted long-term assets	17,408	17,408
Other non-current assets, net	35,377	33,358

Total assets	$861,453	$840,666

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of capital lease and installment note obligations	$220	$341
Accounts payable and accrued expenses	75,905	39,348

Total current liabilities	76,125	39,689
Deferred income taxes	6,572	6,550
Long-term debt and other liabilities, less current installments	269,793	268,755

Total liabilities	352,490	314,994

Stockholders' equity:
Common stock	452,987	452,894
Accumulated other comprehensive income	374	661
Unearned ESOP compensation	(195)	(195)
Retained earnings	55,797	72,312

Total stockholders' equity	508,963	525,672

Total liabilities and stockholders' equity	$861,453	$840,666

(1)
The information in this column was derived from the Company's audited financial statements as of December 31, 2002.

See notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net loss	$(16,515)	$(2,188)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,385	8,352
Deferred income taxes	22	—
Acquired in-process research and development	500	—
Income tax benefit of stock option exercises	—	342
Loss on disposal of assets	64	385
Changes in assets and liabilities, net of acquisitions
(Increase) decrease in:
Accounts receivable	(2,520)	349
Inventories	(6,684)	6,410
Prepaid expenses and other assets	1,656	560
Increase (decrease) in:
Accounts payable and accrued expenses	9,846	(9,092)

Net cash provided by (used in) operating activities	(4,246)	5,118
Cash flows from investing activities:
Purchase of available-for-sale investments	(81,793)	(155,510)
Maturity/sale of available-for-sale investments	152,670	162,188
Business acquisition	(35,081)	—
Advances to or investment in other companies	—	(5,169)
Capital expenditures	(9,908)	(14,840)

Net cash provided by (used in) investing activities	25,888	(13,331)
Cash flows from financing activities:
Principal payments under capital lease obligations	(121)	(870)
Issuance of common stock, net	93	758

Net cash used in financing activities	(28)	(112)
Net increase (decrease) in cash and cash equivalents	21,614	(8,325)
Cash and cash equivalents at the beginning of the period	226,226	261,728

Cash and cash equivalents at the end of the period	$247,840	$253,403

See notes to Condensed Consolidated Financial Statements.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands unless noted otherwise, except share and per share amounts)
(Unaudited)

1.    Basis of Presentation and Significant Accounting Policies

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of TriQuint Semiconductor, Inc. (the "Company") for the fiscal year ended December 31, 2002, as included in the Company's 2002 Annual Report on Form 10-K as filed with the SEC on March 27, 2003.

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

  Investments in Marketable Securities

        The Company classifies its investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). Investments in marketable securities are comprised of U.S. treasury securities and obligations of U.S. government agencies, municipal notes and bonds, corporate debt securities and other investments. Investments are recorded at fair value. Unrealized gains and losses, net of tax, on investments are reported as a separate component of stockholders' equity.

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

  Reclassifications

        Where necessary, prior period amounts have been reclassified to conform to the current period presentation.

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

Stock Option Plans

	Three months ended March 31, 2003	Three months ended March 31, 2002
Risk-free interest rate	2.91%	3.82%
Expected life in years	5.4	5.4
Expected volatility	97%	97%
Per share weighted-average fair value	$3.44	$5.00

Employee Stock Purchase Plans

	Three months ended March 31, 2003	Three months ended March 31, 2002
Risk-free interest rate	1.19%	2.00%
Expected life in years	0.5	0.5
Expected volatility	95%	95%
Per share weighted-average fair value	$1.78	$2.00

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

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Net loss as reported	$(16,515)	(2,188)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(14,548)	(14,063)

Pro forma net loss	$(31,063)	$(16,251)

Earnings per share:
Basic and diluted—as reported	$(0.12)	$(0.02)
Basic and diluted—pro forma	$(0.23)	$(0.12)

2.    Business Combinations

  Infineon Technologies AG GaAs Business

        On July 1, 2002, the Company completed the acquisition of the GaAs Business of Infineon Technologies AG ("Infineon"). The acquisition was accounted for as a purchase transaction and the results of operations are included in the consolidated financial statements from the date of acquisition. At the closing date, the Company paid Infineon EUR50.0 million, of which EUR10.0 million represents an earnout deposit. Pursuant to the purchase agreement, Infineon may earn up to an additional EUR74.0 million over a 24-month period based upon revenues generated by the acquired business, for an aggregate purchase price of EUR 124.0 million. Subsequent to the close of the acquisition, certain fixed assets were also purchased for EUR5.5 million less EUR1.5 million in funded liabilities acquired. There are also various other guarantees and contingencies which could affect the amount of the final purchase price. On October 1, 2002, the time period lapsed for the Company to reach a subsequent agreement with Infineon as to the inclusion of Infineon's Hi Rel business in the acquisition of Infineon's GaAs Business. Since an agreement was not reached, the minimum purchase price of the acquisition was adjusted to EUR42.0 million from EUR45.0 million. The Company acquired this business to strengthen its European presence and to expand its market and product offerings in the wireless communications industry.

        Details of the purchase price were as follows:

Cash paid at closing	$53,559
Acquisition costs	568
Less: Earnout deposit	(9,910)

Total purchase price	$44,217

        The purchase price was allocated to the assets and liabilities based on fair values as follows:

Machinery and equipment	$5,440
Identifiable intangibles	13,373
Acquired in-process research and development	2,675
Goodwill	24,024
Liabilities	(1,295)

Allocated purchase price	$44,217

        In connection with this acquisition, the Company obtained a third-party valuation of the assets for purposes of the purchase price allocation. Acquired in-process research and development ("IPR&D") assets were expensed at the date of acquisition in accordance with FASB Interpretation No. 4 ("FIN 4"), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. Each project was analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based upon management's estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the product's development and commercialization will meet management's time schedule. The discount rates utilized ranged from 25% to 50% and were based on the novelty of the technology, the risks remaining to complete each project, and the extent of the Company's familiarity with the technology. The estimated cost to complete this IPR&D at the time of acquisition was approximately $900. The associated projects are still in process and on budget. As of December 31, 2002, the Company wrote off all goodwill associated with this acquisition.

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

        Details of the purchase price are as follows:

Cash paid at closing	$21,750
Acquisition costs	1,661
Less: Earnout deposit	(5,000)

Total purchase price	$18,411

        The purchase price was allocated to the assets and liabilities based on fair values as follows:

Machinery and equipment	$1,959
Technology licenses	1,635
Acquired in-process research and development	5,900
Current technology	1,077
Backlog	158
Goodwill	7,682

Allocated purchase price	$18,411

        In connection with this acquisition, the Company obtained a third-party valuation of the assets for purposes of the purchase price allocation. Acquired IPR&D assets were expensed at the date of acquisition in accordance with FIN 4. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. Each project was analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based upon management's estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the product's development and commercialization will meet management's time schedule. The discount rate utilized was 29% and was based on the novelty of the technology, the risks remaining to complete each project, and the extent of the Company's familiarity with the technology. The estimated cost to complete this IPR&D at the time of acquisition was approximately $40. The associated projects are still in process and on budget. As of December 31, 2002, the Company wrote off all goodwill and intangible assets associated with this acquisition.

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

  Agere's Optoelectronics Business

        On January 2, 2003, the Company completed an acquisition of a substantial portion of the optoelectronics business of Agere Systems Inc. ("Agere") for $40 million in cash plus acquisition costs and certain assumed liabilities. The Company initially paid $35 million on January 2, 2003 and agreed to pay an additional $5 million on or about April 1, 2003. The transaction included the products, technology and some facilities related to Agere's optoelectronics business, which includes active and passive components, amplifiers, transceivers, transponders and other products. As part of the acquisition, the Company has also assumed operation of the back-end assembly and test operations associated with these components at a leased facility in Matamoros, Mexico. The Company acquired this business to expand its market and product offerings in its optical networks business. Through a transition services agreement, Agere will provide some business infrastructure services to the Company for a short period following the close of the transaction to ensure seamless transition of the business operations.

        Details of the purchase price were as follows:

Cash paid at closing	$35,000
Deferred cash payment	5,000
Acquisition costs	200

Total purchase price	$40,200

        The purchase price was allocated to the assets and liabilities based on fair values as follows:

Inventory	$12,000
Other assets	12,186
Land, machinery and equipment	35,129
Identifiable intangibles	2,178
Acquired in-process research and development	500
Liabilities	(21,793)

Allocated purchase price	$40,200

        In connection with this acquisition, the Company obtained a third-party valuation of the assets for purposes of the purchase price allocation. Acquired in-process research and development ("IPR&D") assets were expensed at the date of acquisition. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. The project was analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based upon management's estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the product's development and commercialization will meet management's time schedule. The discount rate was 35% and was based on the novelty of the technology, the risks remaining to complete each project, and the extent of the Company's familiarity with the technology. The estimated cost to complete this IPR&D at the time of acquisition was approximately $3,200.

        Pro forma results of operations as if the Infineon and Agere acquisitions had closed on January 1, 2002 are as follows:

	Three Months Ended March 31, 2003	Pro Forma Three Months Ended March 31, 2002
	(Unaudited)
Revenues	$71,655	$126,099
Net loss	(16,515)	(61,276)
Loss per share—basic and diluted	$(0.12)	$(0.47)

3.    Segment Information

        SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131") establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company has aggregated its businesses into a single reportable segment as allowed under SFAS 131 because they have similar long-term economic characteristics. In addition, they are similar in regards to (a) nature of products and production processes, (b) type of customers and (c) method used to distribute products. Accordingly, the Company describes its reportable segment as high-performance components and modules for communications applications. All of the Company's revenues result from sales in its product lines.

        Our sales outside of the United States were 58% of revenues for the three months ended March 31, 2003 and 54% of revenues for the three months ended March 31, 2002.

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

        The following is a reconciliation of the basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2003	2002
Income (loss) available to stockholders	$(16,515)	$(2,188)

Shares for basic earnings (loss) per share (in thousands):
Weighted-average common shares	133,188	131,280
Effect of dilutive securities:
Stock options	—	—

Shares for dilutive earnings (loss) per share (in thousands):	133,188	131,280

Per share data:
Basic and diluted	$(0.12)	$(0.02)

        Stock options and other exercisable convertible securities totaling approximately 19,622,000 shares for the three months ended March 31, 2003 and 18,474,000 shares for the three months ended March 31, 2002 were not included in the net income per share calculations, because to do so would have been antidilutive.

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

6.    Inventories

        Inventories, net of reserves of $19,179 million and $19,786 million as of March 31, 2003 and December 31, 2002, respectively, are stated at the lower of cost or market and consist of:

	March 31, 2003	December 31, 2002
Raw material	$21,837	$13,598
Work in progress	17,773	12,352
Finished goods	15,357	10,333

Total inventories, net	$54,967	$36,283

7.    Goodwill and Other Acquisition-Related Intangible Assets

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is no longer amortized. The Company is required to perform impairment tests at least annually or when events and circumstances warrant. The Company intends to perform this test in the fourth quarter of each year.

        Changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

Balance as of December 31, 2002	$450
Goodwill acquired during the period	—
Impairment of goodwill	—

Balance as of March 31, 2003	$450

        Information regarding the Company's other acquisition-related intangible assets is as follows (in thousands):

	March 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and other	$9,486	1,875	$7,611	$7,065	1,238	$5,827

Total	$9,486	1,875	$7,611	$7,065	1,238	$5,827

        Amortization expense of other acquisition-related intangible assets was $637 for the three months ended March 31, 2003 and $39 for the three months ended March 31, 2002. The periods over which the Company amortizes these intangible assets range from three to seven years, depending on the estimated useful life of the intangible asset.

8.    Product Warranty

        The Company estimates a liability for costs to repair or replace products under warranties and technical support costs when the related product revenue is recognized. The liability for product warranties is calculated based upon historical experience and specific warranty issues.

        Product warranty activity consisted of:

Three Months Ended March 31, 2003
Beginning balance	$2,159
Acquisition related	9,300
Accruals	130
Applications	(943)

Ending balance	$10,646

9.    Commitments

        In conjunction with the Company's purchase of Infineon's GaAs Business, Infineon and the Company entered into an interim supply agreement whereby Infineon is required to sell, and the Company is required to purchase EUR22.5 million ($24.26 million at March 31, 2003 exchange rate of $1.0782/EUR1.00) of GaAs Business products during a one-year period at stipulated prices. The remaining commitment as of March 31, 2003 is EUR9.85 million ($10.62 million at March 31, 2003 exchange rate of $1.0782/EUR1.00).

10.    Stockholders' Equity

        Components of stockholders' equity:

	March 31, 2003	December 31, 2002
Common stock, $.001 par value, 600,000,000 shares authorized, 133,198,418 and 133,162,755 outstanding at March 31, 2003 and December 31, 2002, respectively	$133	$133
Additional paid-in capital	$452,854	$452,761

11.    Supplemental Cash Flow Information

	Three Months Ended
	March 31, 2003	March 31, 2002
Cash transactions:
Cash paid for interest	$5,384	$5,960
Cash paid for income taxes	$450	$338

12.    Comprehensive Income

        The components of comprehensive income, net of tax for 2002, are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$(16,515)	$(2,188)
Change in net unrealized gain on available-for-sale investments	374	(1,087)

Comprehensive income (loss)	$(16,141)	$(3,275)

13.    Off-Balance Sheet Financing

        In August 2000, the Company acquired a 420,000 square foot wafer fabrication facility located in Richardson, Texas for $87 million. The acquisition was financed by an entity which may be either a variable interest entity or a voting interest entity ("VIE") sponsored by a financial institution in which the Company contributed $73 million and a lender contributed $14 million. The Company is currently evaluating the entity to make this determination. If it is determined that the VIE would need to be consolidated with our financial results, there could be a substantial negative impact on our financial results. In September 2002, the Company completed an improvement to the Richardson, Texas facility, of which $18.5 million was financed through the same financial institution-sponsored VIE as part of the original financing agreement. The Company contributed $14.5 million and the lender contributed $4.0 million. Of the total amount contributed to the VIE, the Company is required to collateralize 97% through pledged investment securities and a participation interest in the VIE which amounts appear on the Consolidated Balance Sheets as "Restricted long-term assets" of $17.4 million and "Other investment" of $88.1 million, respectively. As of March 31, 2003, the Company was in compliance with this requirement. The VIE is not consolidated in the Company's financial statements and the Company has accounted for the arrangement as an operating lease. The Company is required to make lease payments through August 2005 or may purchase the property. If the Company elects to purchase the property, the Company will assign the pledged securities to the lender and incur some incremental closing costs to obtain title to the property. At the end of the lease, the Company may elect to purchase the property, terminate the lease or renew the lease for two additional two-year periods. The lease is secured by the value of the property, of which the Company is subject to a guarantee of at least 75% of its purchase value, as well as the pledged investment securities. The Company is subject to restrictive covenants in this financing arrangement which require the Company to maintain (a) a quick ratio of not less that 1.25 to 1.00, (b) tangible net worth not less than the sum of $433 million and (c) a maximum leverage ratio not greater than 0.50.

        The Company is further evaluating the current structure of this financing agreement and it believes that this will result in a substantial non-cash charge to earnings in the second quarter of 2003.

14.    Litigation

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

15.    Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003 and to existing interests in VIE's after June 15, 2003. The Company may have an interest in a VIE as more fully discussed in Note 13. The Company has not yet determined the effect the application of this Interpretation will have on the Company's financial statements.

16.    Subsequent Events

        On April 1, 2003, the Company paid $5 million in cash to complete the purchase of the facilities related to the portion of the Agere optoelectronics business that the Company acquired in January 2003. For further details, see Footnote 2.

        On May 6, 2003, the Company sold the undersea pump laser business acquired as part of the Agere optoelectronics business to JDS Uniphase Corporation for $6.6 million in cash.

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

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

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

        Our products are designed on various wafer substrates such as GaAs, SiGe, InP, lithium niobate ("LiNbO3"), lithium tantalate ("LiTaO3") and quartz, using a variety of device technologies including Pseudomorphic High Electron Mobility Transistor ("pHEMT"), Metamorphic HEMT ("mHEMT"), Heterojunction Bipolar Transistor ("HBT"), Heterostructure Field Effect Transistor ("HFET"), Metal Semiconductor Field Effect Transistor ("MESFET") and SAW. Using these materials, devices and our proprietary technology, our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. We sell our products worldwide to end-user customers, including

Agere Systems, Ericsson, Kyocera, LG Group, Motorola, Inc., Nokia Corporation, Nortel Networks Corporation, Northrop Grumman, Raytheon Company and Schlumberger.

        In the United States, we have design and manufacturing facilities in Oregon, Texas, Florida and Pennsylvania and design facilities in New England. We also have production plants in Costa Rica and Mexico, a design facility in Germany, application sales support offices in Taiwan and Korea and we are in the process of opening an assembly facility in China. We own and operate our own wafer fabrication and product test facilities and use our proprietary processes to produce radio frequency ("RF"), analog and mixed-signal components, lasers, detectors, modulators and modules cost-effectively in high volumes. We believe that control of these manufacturing processes provides us with a reliable source of supply and greater opportunities to enhance quality, reliability and manufacturing efficiency. In addition, control of our manufacturing process and our combined research and design capabilities assists us in developing new processes and products and in being more responsive to customer requirements. We have also established a strategic foundry business serving leading communications companies.

        We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 2300 N.E. Brookwood Parkway, Hillsboro, Oregon 97124 and our telephone number at that location is (503) 615-9000. Information about the company is also available at our website at www.triquint.com, which includes links to reports we have filed with the Securities and Exchange Commission ("SEC"). The contents of our website are not incorporated by reference in this Report on Form 10-Q.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We review our estimates, including, but not limited to, those related to our allowance for doubtful accounts, sales returns reserves, inventory reserves, income tax valuation, warranty reserves, investment impairments, impairments of goodwill and long-lived assets and commitments and contingencies on a regular basis and make adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed regularly and adjustments are made as information is available. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

Revenue Recognition

        Standard product revenues are recognized upon shipment of product with provisions established for estimated customer and distributor product returns based on our experiences and/or contractual agreements provided that persuasive evidence of a sales arrangement exists, the price is fixed and determinable, title has transferred, collection is reasonably assured and there are no remaining significant obligations. Generally, we ship products FOB shipping point. We recognize revenues on certain foundry and customer-specific products based on certain design, manufacturing and other milestones. We recognize revenues on cost-plus contracts as work is performed. Revenues from customers who have acceptance criteria is not recognized until all acceptance criteria are satisfied.

Accounts Receivable and Allowance for Doubtful Accounts

        Our accounts receivable represent those amounts which have been billed to our customers but not yet collected. We establish an allowance for doubtful accounts for the portion of those accounts which we determine may become uncollectible. If we know of a specific customer's inability to meet its financial obligation to us, we record a specific allowance to reduce their receivable to an amount which we reasonably believe will be collectible. For all other customers, we estimate the allowance based on the length of time past due, historical experience and judgment of economic conditions. If the financial condition of our customers were to deteriorate or if economic conditions became worse than our expectations, our established allowance may not be sufficient and we may be required to provide additional allowances.

Sales Returns and Allowances

        We record a sales return reserve for estimated sales returns and allowances. A portion of our reserve is based on the contractual level of returns allowed to our distributors. This portion is recorded in the same period that the related revenues are recorded. A second portion is based on known quantities of products we expect to receive from specific customers for reasons we have agreed to which are unrelated to product warranty issues. The third and final portion is a general reserve based on historical experience and our judgment of expected levels of returns. If actual returns were higher than our estimates, our financial results would be adversely affected to the extent of the additional charges.

Inventories and Excess and Obsolescence Reserves

        We state our inventories at the lower of cost or market. We use a standard cost methodology to determine our cost basis for our inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to costing our inventory at a lower of cost or market valuation, we also evaluate it each period for excess quantities and obsolescence. This evaluation includes identifying those parts specifically identified as obsolete and reserving for them, analyzing forecasted demand versus quantities on hand and reserving for the excess, identifying and recording other specific reserves, and estimating and recording a general reserve based on historical experience and our judgment of economic conditions. If future demand or market conditions are less favorable than our projections, additional inventory reserves may be required and would be reflected in the financial statements in the period the adjustment is made.

Deferred Taxes

        We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We evaluate the need for valuation allowance on a regular basis and adjust as needed. These adjustments have an impact on our financial statements in the periods in which they are recorded. In 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of Statement of Financial Accounting Standards No. 109 ("SFAS109"), "Accounting for Income Taxes". As of March 31, 2003, this valuation allowance is still in place.

Warranty Costs

        We accrue for warranty costs based on a combination of factors including historical product return experience, known product warranty issues with specific customers, and judgment of expected levels of returns based on economic and other factors. If we experience warranty claims in excess of our projections, additional accruals may need to be recorded which would adversely affect our financial results.

Investments in Privately Held Companies

        We have made several investments in small, privately held technology companies in which we hold less than 20% of the capital stock or hold notes receivable. We account for these investments using the cost method. We monitor these investments for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident. We evaluate the financial condition of the investee, market conditions, and other factors providing an indication of the fair value of the investments. In 2002 we recorded impairment charges on these investments due to deteriorating financial and market conditions. Adverse changes in market conditions or poor operating results of the investees could result in additional other-than-temporary losses in future periods.

Long-Lived Assets

        We evaluate long-lived assets for impairment of their carrying value when events or circumstances indicate that the carrying value may not be recoverable. If impairment appears probable, we evaluate whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If this is the case, we recognize an impairment loss to the extent that carrying value exceeds fair value. The fair value of the asset then becomes the asset's new carrying value, which is depreciated over the remaining useful life of the asset. In 2002 we incurred significant impairment of the carrying values of our long-lived assets and we may incur impairment losses in future periods if factors influencing our estimates change.

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

Acquisitions

Acquisition of Infineon's GaAs Business

        On July 1, 2002, we completed the acquisition of Infineon's GaAs Business. We added approximately 60 employees as part of the acquisition. The acquisition was accounted for as a purchase transaction and the results of operations of this business are included in our consolidated financial statements from the date of acquisition. At the closing date, we paid Infineon EUR50.0 million, of which EUR10.0 million represents an earnout deposit. Pursuant to the purchase agreement, Infineon may earn up to an additional EUR74.0 million over a 24-month period based upon revenues generated by the acquired business, for an aggregate purchase price of EUR124.0 million. Subsequent to the completion of the acquisition, we also purchased certain fixed assets from Infineon for EUR5.5 million less EUR1.5 million in funded liabilities acquired. There are also various other guarantees and contingencies which could affect the amount of the final purchase price.

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

Acquisition of a portion of Agere's optoelectronics business

        On January 2, 2003, we completed our acquisition of a substantial portion of the optoelectronics business of Agere for $40 million in cash plus acquisition costs and certain assumed liabilities. We initially paid $35 million on January 2, 2003 and an additional $5 million on April 1, 2003. The transaction included the products, technology and some facilities related to Agere's optoelectronics business, which includes active and passive components, amplifiers, transceivers, transponders and other products. As part of the acquisition, we have also assumed operation of the back-end assembly and test operations associated with these components at a leased facility in Matamoros, Mexico. As part of the transaction, approximately 340 Agere research and development, process engineering, marketing, product management and assembly and test employees joined our company. Approximately 215 of these employees are located in Pennsylvania and 125 are located in Matamoros, Mexico. We expect this business will have an operating loss in 2003.

        In connection with this acquisition, we obtained a third-party valuation of the assets for purposes of the purchase price allocation. Acquired in-process research and development ("IPR&D") assets were expensed at the date of acquisition in accordance with FASB Interpretation No. 4 ("FIN 4"), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. The project was analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based upon management's estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the product's development and commercialization will meet management's time schedule. The discount rate was 35% and was based on the novelty of the technology, the risks remaining to complete each project, and the extent of our familiarity with the technology. The estimated cost to complete this IPR&D at the time of acquisition was approximately $3.2 million.

        Through a transition services agreement, Agere will provide some business infrastructure services to us for a short period following the close of the transaction to ensure seamless transition of the business operations.

Results of Operations

        The following table sets forth the results of our operations expressed as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended
	March 31, 2003	March 31, 2002
Revenues	100.0%	100.0%
Cost of goods sold	77.8	66.2

Gross profit	22.2	33.8
Operating expenses:
Research, development and engineering	24.2	21.2
Selling, general and administrative	18.4	17.2
In-process research and development	0.7	—

Total operating expenses	43.3	38.4

Income (loss) from operations	(21.1)	(4.6)
Other income, net	(1.8)	0.2

Income (loss) before income tax	(22.9)	(4.4)
Income tax expense (benefit)	0.2	(0.9)

Net income (loss)	(23.1)%	(3.5)%

Revenues

        We derive revenues from the sale of standard and customer-specific products and services. Our revenues also include nonrecurring engineering revenues relating to the development of customer-specific products. Our markets during these comparative periods included wireless phones; infrastructure networks such as base station, satellite, and point-to-point; defense and optical networks. For the three months ended March 31, 2003, revenues were $71.7 million, an increase of 14.9% from revenues of $62.4 million for the three months ended March 31, 2002. This increase in revenues was primarily the result of the additional revenues from the optoelectronics business which we acquired from Agere in January 2003 and from slightly higher sales of wireless phone and wireless local area network products. We expect revenues for the three months ending June 30, 2003 to be flat to slightly higher than the three months ended March 31, 2003.

        Domestic revenues for the three months ended March 31, 2003 increased to $30.3 million from $28.4 million for the three months ended March 31, 2002. International revenues for the three months ended March 31, 2003 increased to $41.4 million from $34.0 million for the three months ended March 31, 2002.

Gross Profit

        Gross profit is equal to revenues less cost of goods sold. Cost of goods sold includes direct material, labor and overhead expenses and certain production costs related to nonrecurring engineering revenues. In general, gross profit generated from the sale of customer-specific products and from nonrecurring engineering revenues is typically higher than gross profit generated from the sale of standard products. For the three months ended March 31, 2003, gross profit was $15.9 million, a decrease of 24.4% from the $21.1 million reported for the three months ended March 31, 2002. The decrease in gross profit was attributable to the decreased demand for our products, underutiliziation of our fabrication facilities and the currently high level of manufacturing costs relative to sales associated with our newly acquired optoelectronics business.

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

Research, Development and Engineering

        Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product research and development expenses. Research, development and engineering expenses for the three months ended March 31, 2003 increased to $17.4 million from $13.2 million for the three months ended March 31, 2002. As a percentage of revenues for the three months ended March 31, 2003, research, development and engineering expenses increased to 24.2% from 21.2% for the three months ended March 31, 2002. The increase in research, development and engineering expenses was primarily due to the addition of our newly acquired optoelectronics business and to other costs associated with the increased investment and product development in wireless, broadband and microwave products and technologies. We are committed to substantial investments in research, development and engineering and expect these expenses will continue to increase in the future.

Selling, General and Administrative

        Selling, general and administrative expenses include commissions, labor expenses for marketing and administrative personnel, costs associated with the acquisition of the Agere optoelectronics business and other corporate administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2003 increased to $13.2 million from $10.7 million for the three months ended March 31, 2002. This increase was due to the increased operating and transition expenses associated with our newly acquired optoelectronics business. Selling, general and administrative expenses as a percentage of revenues for the three months ended March 31, 2003 increased to 18.4% from 17.2% for the three months ended March 31, 2002.

In-Process Research and Development

        During the three months ended March 31, 2003, we recorded a charge of $500,000 for the write-off of acquired in-process research and development associated with our acquisition of the Agere optoelectronics business. The value of acquired in-process research and development is determined through independent appraisal.

Interest Income (Expense) and Other

        Interest income (expense) and other was a net expense of $1.3 million for the three months ended March 31, 2003, compared to $134,000 for the three months ended March 31, 2002. This decrease resulted primarily from decreased interest income on investments, which was attributable to lower interest rates, and a lower level of investments primarily due to our recent acquisition of the Agere optoelectronics business.

Income Tax Expense (Benefit)

        We recorded an income tax expense of $120,000 for the three months ended March 31, 2003 compared to an income tax benefit of $548,000 recorded in the three months ended March 31, 2002. The income tax expense was attributable to taxes associated with our Pennsylvania and Germany entities.

Outlook for the Three Months Ending June 30, 2003

        Based upon our forecasts of revenues and operating costs for the three months ending June 30, 2003, we expect to incur a net loss from operations for the three months ending June 30, 2003.

        This loss is based on our expectation of revenues being flat to slightly higher in the three months ending June 30, 2003 compared to the three months ending June 30, 2002, due to strong sales of products for handsets and WLAN components and offset somewhat by continued softness in the base station and satellite markets. In addition, we expect continued high operating costs primarily due to continued underutilization of our fabrication facilities, increasing engineering and research and development spending, and continued transition costs associated with our newly acquired optoelectronics business.

        In addition, we are further evaluating the current structure of our off-balance sheet financing agreement and we believe that this will result in a substantial non-cash charge to earnings in the second quarter of 2003. See Note 13 of the Notes to Condensed Consolidated Financial Statements for a discussion of our off-balance sheet financing.

Liquidity and Capital Resources

        As of March 31, 2003, we had cash, cash equivalents and short-term investments of $318.6 million. In addition, we had $98.9 million of investments in long-term marketable securities, which are investments in high-grade securities whose initial maturity is one year to 18 months. As of March 31, 2003, working capital declined to $354.1 million from $377.1 million as of December 31, 2002. The decrease in working capital was primarily attributable to the acquisition of the Agere optoelectronics business and purchases of capital equipment.

        For the three months ended March 31, 2003, cash used by operating activities was $4.2 million. For the three months ended March 31, 2002, cash provided by operating activities was $5.1 million. Cash used by operating activities for the three months ended March 31, 2003 was mainly due to the net loss for the three month period and increases in accounts receivable and inventories, offset by depreciation and amortization and increases in accounts payable and accrued expenses. For the three months ended March 31, 2002, cash provided by operating activities was primarily due to depreciation and amortization, reduction of inventory and tax benefits from stock option exercises, which was offset by net loss and the reduction of accounts payable and accrued expenses.

        For the three months ended March 31, 2003, cash provided by investing activities was $25.9 million, due to the maturity and or sale of investments offset by the acquisition of the Agere optoelectronics business and capital expenditures. For the three months ended March 31, 2002, cash used in investing activities was $13.3 million which was comprised mainly of purchases of capital equipment.

        For the three months ended March 31, 2003 and March 31, 2002, cash used in financing activities was $28,000 and $112,000, respectively. The cash used in financing activities for both three month periods was from principal payments on capital leases offset by the proceeds from the issuance of common stock.

        In August 2000, we acquired a 420,000 square foot wafer fabrication facility located in Richardson, Texas for $87 million. The acquisition was financed by a VIE sponsored by a financial institution to which we contributed $73 million and a lender contributed $14 million. If it is determined that the VIE would need to be consolidated with our financial results, there could be a substantial negative impact on our financial results. In September 2002, we completed an $18.5 million improvement to the Richardson, Texas facility, which was financed through the same financial institution-sponsored VIE as part of the original financing agreement. We contributed $14.5 million and the lender contributed $4.0 million. Of the total amount contributed to the VIE, we are required to collateralize 97% through pledged investment securities and a participation interest in the VIE which amounts appear on our balance sheet as "Restricted Long-Term Assets" and "Other Investment," respectively. As of March 31, 2003, we were in compliance with this requirement. The VIE is not consolidated in our financial statements and we have accounted for the arrangement as an operating lease. We are required to make lease payments through August 2005 or may purchase the property. If we elect to purchase the property, we will assign the pledged securities to the lender and incur some incremental closing costs to obtain title to the property. At the end of the lease, we may elect to purchase the property, terminate the lease or renew the lease for two additional two-year periods. The lease is secured by the value of the property, of which we are subject to a guarantee of at least 75% of its purchase value, as well as the pledged investment securities. Restrictive covenants are also included in this financing arrangement which require us to maintain (a) a quick ratio of not less than 1.25 to 1.00, (b) tangible net worth not less than the sum of $433.0 million and (c) a maximum leverage ratio not greater than .50. As of March 31, 2003, we were in compliance with these restrictive covenants. We are further evaluating the current structure of this financing agreement and we believe that this will result in a substantial non-cash charge to earnings in the second quarter of 2003.

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

        On July 1, 2002, we completed the acquisition of Infineon's GaAs Business. We added approximately 60 employees as part of the acquisition. Pursuant to the purchase agreement, Infineon may earn up to an additional EUR74.0 million over a 24-month period based upon revenues generated by the acquired business, for an aggregate purchase price of EUR124.0 million. We intend to fund this additional obligation, if it arises, with cash generated by the acquired business. In conjunction with our purchase of Infineon's GaAs Business, we entered into an interim supply agreement whereby Infineon is required to sell, and we are required to purchase EUR22,500 ($24,260 at March 31, 2003 exchange rate of $1.0782/EUR1.00) of GaAs Business products during a one-year period at stipulated prices. The remaining commitment as of March 31, 2003 was EUR9,850 ($10,620 at March 31, 2002 exchange rate of $1.0782/EUR1.00).

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

        On January 2, 2003, we completed our acquisition of a substantial portion of the optoelectronics business of Agere for $40 million in cash plus acquisition costs and certain assumed liabilities. We initially paid $35 million on January 2, 2003 for the acquisition of the business and paid an additional $5 million on April 1, 2003 for the related facilities. The transaction includes the products, technology and some facilities related to Agere's optoelectronics business, which includes active and passive components, amplifiers, transceivers, transponders and other products. As part of the transaction, approximately 340 Agere research and development, process engineering, marketing, product management and assembly and test employees will join our Company. Approximately 215 of these employees are located in Pennsylvania and 125 are located in Matamoros, Mexico. Through a transitional manufacturing agreement, Agere will supply components for us for a short period following the close of the transaction to ensure seamless service to customers. The majority of these components were manufactured in Agere's Breinigsville, Pennsylvania facility, which we acquired on April 1, 2003. As part of the acquisition, we have also assumed operation of the back-end assembly and test operations associated with these components at a leased facility in Matamoros, Mexico. Agere will also continue to provide some business infrastructure services to us for a short period following the close of the transaction to provide for an uninterrupted transition of the business operations.

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

Recent Accounting Pronouncements

        See Note 15 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Factors that May Affect Future Results

        An investment in our common stock is extremely risky. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such statements reflect management's current expectations, assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. The following are some of the factors we believe could cause our actual results to differ materially from expected and historical results. The trading price of our common stock could decline due to any of these risks and you may lose part or all of your investment. Other factors besides those listed here could also adversely affect us.

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

  •
  possible changes in accounting requirements in accounting for off-balance sheet financing;

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

        On January 2, 2003, we completed of the acquisition of a substantial portion of the optoelectronics business of Agere for $40 million in cash plus acquisition costs and certain assumed liabilities. We initially paid $35 million on January 2, 2003 for the acquisition of the business and paid an additional $5 million on April 1, 2003 for the related facilities. The transaction includes the products, technology and some facilities related to Agere's optoelectronics business, which includes active and passive components, amplifiers, transceivers, transponders and other products.

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

We face risks from changes in tax regulations and a change in our Costa Rican subsidiary's favorable tax status would have an adverse impact on our operating results.

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

        For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 100% exemption from Costa Rican income taxes through 2003 and a 75% exemption through 2007. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative impact on our net income.

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

Our business could be adversely affected by recent health problems originating in Asian countries.

        We conduct a substantial amount of our business in Asian countries. We recently established an assembly and test facility in Tianjin, China and we have engineering and marketing operations located in Seoul, Korea and Taipei, Taiwan. During 2002, revenues to Korea accounted for 13.1% of our total revenues, which represented the only foreign country to which revenues were 10% or more of our total revenues.

        To the extent the recent outbreak of an infectious disease interrupts business or creates general economic weakness in these countries due to quarantines and closures of business operations, our business would be adversely affected. In addition, due to our heavy reliance on air transportation to move our inventory between our company, our vendors and our customers, any general interruption to air transportation caused by this health problem could adversely affect our business on a global basis.

We face risks from the financial problems facing the air transportation industry.

        In addition to possible disruptions to air transportation described above, the airline industry is currently experiencing a severe economic downturn. Many air carriers are experiencing serious financial problems resulting in cancelled or reduced flights, workforce reductions, and bankruptcy filings. To the extent these events interrupt or delay our ability to ship inventory and finished products and we are unable to make alternative transportation arrangements on acceptable terms, our financial results would be adversely affected.

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

        Products have been introduced that may have some application in GSM phones, which will impact sales of GSM IF filters for wireless phones. Several companies recently announced a new product based on a direct conversion concept that will eliminate a SAW IF filter in most CDMA phones over time. These products likely will reduce or eliminate demand for our IF filters for CDMA phones and our revenues would be harmed if we do not introduce competitive or alternative products. SAW IF filters for wireless phones accounted for approximately 11% of our revenues in 2002. Any development of a cost-effective and reliable technology that replaces SAW filtering technology or reduces the need for SAW filtering technology could have a material adverse effect on our business, financial condition and results of operations.

A decline either in the growth of wireless communications or in the continued acceptance of CDMA technology, particularly in emerging markets, would have an adverse impact on us.

        Our products for CDMA-based systems, including filters for base stations and receivers and power amplifiers for wireless phones comprise a significant part of our business. CDMA technology is relatively new to the marketplace and there can be no assurance that emerging markets, such as China and India, will continue to adopt this technology. We have recently experienced slowing demand for both base station and handset CDMA-based products in these areas. Our business and financial results would be adversely impacted if CDMA technology does not continue to gain acceptance or if demand continues to soften.

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

        For our integrated circuit devices, we compete primarily with both manufacturers of high-performance silicon integrated circuits as well as manufacturers of GaAs integrated circuits. Our silicon-based competitors include companies such as Applied Micro Circuits Corporation, Maxim Integrated Products Inc., Motorola, Philips, STMicroelectronics N.V and others. Our GaAs-based competitors include companies such as Anadigics Inc., Fujitsu Microelectronics, Inc., Raytheon, RF Micro Devices, Skyworks Solutions, Inc., Vitesse Semiconductor Corp and others. For our SAW devices our competitors include companies such as CTS Wireless Components, Micro Networks, Phonon, RF Monolithics, Vectron, EPCOS AG, Thales, Fujitsu, Murata, Toyocom and others. For our optoelectronics business, competitors include companies such as JDS Uniphase, Bookham, Fujitsu, Agilent, and Alcatel. Competition could also come from companies ahead of us in developing alternative technologies such as SiGe and InP integrated circuits and digital filtering and direct conversion devices.

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

        Our sales outside of the United States were 58% of revenues for the three months ended March 31, 2003 and 56% of revenues in 2002. We face inherent risks from these sales, including:

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

        The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $13.09 to a low of approximately $2.55 during the 52 weeks ended March 31, 2003. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

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

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET AND INTEREST RATE RISK

Cash Equivalents, Short-term and Long-term Investments

        Our investments in cash equivalents, short-term investments and long-term investments, both restricted and unrestricted, are classified as available-for-sale securities and are comprised of highly rated, short and medium-term investments, such as U. S. government agencies, corporate debt securities and other such low risk investments, in accordance with an investment policy approved by our Board of Directors. Classified as available-for-sale, all of these investments are held at fair value. Although we manage investments under an investment policy, economic, market and other events may occur, which we cannot control. Although the risks are minimal, fixed rate securities may have their fair value adversely impacted because of changes in interest rates and credit ratings. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer principal losses if we were to sell securities that have declined in value because of changes in interest rates or issuer credit ratings. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading speculative purposes. We do not believe that our results operations would be materially impacted by an immediate 10% change in interest rates.

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

        The following table shows the fair values of our investments and convertible subordinated notes as of March 31, 2003 (in thousands):

	Cost	Fair Value
Cash and cash equivalents	$247,840	$247,840
Available-for-sale investments (including unrealized gains of $374)	$169,276	$169,650
Convertible subordinated notes	$268,755	$221,387

Foreign Currency Risk

        We are exposed to currency exchange fluctuations, as we sell our products internationally and have operations in Costa Rica, Germany and Mexico. We have also recently completed the establishment of an operation in China. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We do engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments that are not denominated in U.S. dollars. At March 31, 2003, we had no open commitments to purchase foreign currency.

ITEM 4: CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q. Based on this evaluation, we believe that such controls and procedures effectively insure that information required to be disclosed in this Quarterly Report on Form 10-Q is appropriately recorded, processed and reported.

(b)
Changes in internal controls. There have been no significant changes in our disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

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

        In December 2002, we filed a lawsuit against Finisar Corporation in Multnomah County Circuit Court of Oregon. The lawsuit alleges that Finisar failed to pay us for semiconductor wafers delivered between September 2000 and December 2001. Our complaint seeks payment in the amount of $2.8 million, plus prejudgment and post-judgment interest. In response to the complaint, Finisar Corporation filed an answer, affirmative defenses and counterclaims alleging that our wafers were defective. Finisar alleges claims for breach of contract, breach of warranty, negligence, and restitution, seeking damages in the amount of $13.0 million, plus interest. We have filed a reply denying the counterclaim allegations and intend to vigorously defend against them. The parties are currently engaging in discovery and no trial date has been set.

        In addition, from time to time we are involved in judicial and administrative proceedings incidental to our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

99.1
Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

TriQuint Semiconductor, Inc.
Dated: May 13, 2003	/s/ RALPH G. QUINSEY Ralph G. Quinsey President and Chief Executive Officer (Principal Executive Officer)
Dated: May 13, 2003	/s/ RAYMOND A. LINK Raymond A. Link Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

CERTIFICATIONS

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

Date: May 13, 2003

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

Date: May 13, 2003

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
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
TRIQUINT SEMICONDUCTOR, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands unless noted otherwise, except share and per share amounts) (Unaudited)
Stock Option Plans
Employee Stock Purchase Plans
  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET AND INTEREST RATE RISK
  ITEM 4: CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1: LEGAL PROCEEDINGS
  ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
CERTIFICATIONS