Form 10-Q
period 2003-06-30
TRIQUINT SEMICONDUCTOR INC
filed 2003-08-07
CIK 913885

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

        As of June 30, 2003, there were 134,166,266 shares of the registrant's common stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

INDEX

PART I—FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues	$72,815	$61,232	$144,470	$123,583
Cost of goods sold	54,090	38,916	109,822	80,210

Gross profit	18,725	22,316	34,648	43,373
Operating expenses:
Research, development and engineering	17,702	12,201	35,062	25,441
Selling, general and administrative	14,404	10,671	27,415	21,358
In-process research and development	—	—	500	—
Severance costs	2,643	—	2,793	—
Lease termination costs	41,962	—	41,962	—

Total operating expenses	76,711	22,872	107,732	46,799

Loss from operations	(57,986)	(556)	(73,084)	(3,426)

Other income (expense):
Interest income	1,635	3,007	3,489	6,073
Interest expense	(3,023)	(3,259)	(6,027)	(6,598)
Other, net	(139)	4,130	(286)	4,537

Total other income (expense), net	(1,527)	3,878	(2,824)	4,012

Income (loss) before income tax	(59,513)	3,322	(75,908)	586
Income tax expense	47	899	167	351

Net income (loss)	$(59,560)	$2,423	$(76,075)	$235

Per share data:
Basic net income (loss)	$(0.45)	$0.02	$(0.57)	$0.00

Weighted-average common shares	133,554,233	131,656,161	133,374,070	131,470,021

Diluted net income (loss)	$(0.45)	$0.02	$(0.57)	$0.00

Weighted-average common and common equivalent shares	133,554,233	134,843,992	133,374,070	134,891,614

See Notes to Condensed Consolidated Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2003	December 31, 2002(1)
Assets
Current assets:
Cash and cash equivalents	$263,750	$226,226
Investments in marketable securities	57,269	109,687
Accounts receivable, net	40,576	34,977
Inventories, net	58,048	36,283
Other current assets	9,188	9,621
Assets held for sale	24,505	—

Total current assets	453,336	416,794

Long-term investments in marketable securities	80,268	131,127
Property, plant and equipment, net	168,373	153,887
Other investment	46,131	88,092
Restricted long-term assets	17,408	17,408
Other non-current assets, net	34,862	33,358

Total assets	$800,378	$840,666

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of capital lease and installment note obligations	$—	$341
Accounts payable and accrued expenses	71,358	39,348

Total current liabilities	71,358	39,689
Deferred income taxes	6,572	6,550
Long-term debt and other liabilities, less current installments	269,574	268,755

Total liabilities	347,504	314,994

Stockholders' equity:
Common stock	456,435	452,894
Accumulated other comprehensive income	397	661
Unearned ESOP compensation	(195)	(195)
Retained earnings (accumulated deficit)	(3,763)	72,312

Total stockholders' equity	452,874	525,672

Total liabilities and stockholders' equity	$800,378	$840,666

(1)
The information in this column was derived from the Company's audited consolidated financial statements as of December 31, 2002.

See Notes to Condensed Consolidated Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income (loss)	$(76,075)	$235
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,534	17,374
Deferred income taxes	22	—
Acquired in-process research and development	500	—
Income tax benefit of stock option exercises	—	980
Lease termination costs	41,962	—
Loss on disposal of assets	209	391
Gain on extinguishment of debt	—	(2,298)
Loss on investments	—	3,242
Unrealized gain on forward contract	—	(4,570)
Changes in assets and liabilities, net of assets acquired:
(Increase) decrease in:
Accounts receivable	(5,707)	1,504
Inventories	(9,765)	4,985
Prepaid expenses and other assets	1,190	4,618
Increase (decrease) in:
Accounts payable and accrued expenses	10,080	(5,159)

Net cash provided by (used in) operating activities	(19,050)	21,302
Cash flows from investing activities:
Purchase of available-for-sale investments	(212,927)	(233,681)
Maturity/sale of available-for-sale investments	315,939	283,314
Advances to or investment in other companies	—	(5,996)
Business acquisition costs	(40,151)	(427)
Proceeds from sale of assets	10,242	—
Capital expenditures	(19,729)	(27,699)

Net cash provided by investing activities	53,374	15,511
Cash flows from financing activities:
Principal payments under capital lease obligations	(341)	(1,185)
Repurchase of convertible subordinated notes	—	(9,435)
Issuance of common stock, net	3,541	4,682

Net cash provided by (used in) financing activities	3,200	(5,938)
Net increase in cash and cash equivalents	37,524	30,875
Cash and cash equivalents at the beginning of the period	226,226	261,728

Cash and cash equivalents at the end of the period	$263,750	$292,603

See Notes to Condensed Consolidated Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands unless noted otherwise, except share and per share amounts)

(Unaudited)

        1.    Basis of Presentation and Significant Accounting Policies

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of TriQuint Semiconductor, Inc. (the "Company") for the fiscal year ended December 31, 2002, as included in the Company's 2002 Annual Report on Form 10-K as filed with the SEC on March 27, 2003.

        The Company's fiscal quarters end on the Saturday nearest the end of the calendar quarter. For convenience, the Company has indicated that its second quarter ended on June 30. The Company's fiscal year ends on December 31.

Foreign Currency Exchange and Remeasurement

        The Company's functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations are remeasured at an average exchange rate for the period. Foreign currency gains and losses resulting from remeasurement or settlement of receivables and payables denominated in a currency other than the functional currency are included in "Other income (expense)".

Investments in Marketable Securities

        The Company classifies its investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). Investments in marketable securities are comprised of U.S. treasury securities and obligations of U.S. government agencies, municipal notes and bonds, corporate debt securities and other investments. Investments are recorded at fair value. Unrealized gains and losses, net of tax, on investments are included in accumulated other comprehensive income and reported as a separate component of stockholders' equity.

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

Stock-Based Compensation

        The Company accounts for compensation cost related to employee stock options and other forms of employee stock-based compensation plans other than the ESOP in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the award. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company provides pro forma net income (loss) and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied.

        The fair value of each stock-based compensation award is estimated on the date of grant using the Black-Scholes option-pricing model assuming no dividend yield. Had the Company determined compensation cost based on the fair value at the date of grant for its stock based compensation awards under SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 ("SFAS 148"), the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) as reported	$(59,560)	$2,423	$(76,075)	$235
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(12,107)	(14,063)	(26,655)	(28,126)

Pro forma net loss	$(71,667)	$(11,640)	$(102,730)	$(27,891)

Earnings per share:
Basic and diluted—as reported	$(0.45)	$0.02	$(0.57)	$0.00
Basic and diluted—pro forma	$(0.54)	$(0.09)	$(0.77)	$(0.21)

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

Agere's Optoelectronics Business

        On January 2, 2003, the Company completed an acquisition of a substantial portion of the optoelectronics business of Agere Systems Inc. ("Agere") for $40 million in cash plus acquisition costs and certain assumed liabilities. The Company initially paid $35 million on January 2, 2003 and paid the balance of $5 million on April 1, 2003 to complete the purchase. The transaction included the products, technology and some facilities related to Agere's optoelectronics business, which includes active and passive components, amplifiers, transceivers, transponders and other products. As part of the acquisition, the Company has also assumed operation of the back-end assembly and test operations associated with these components at a leased facility in Matamoros, Mexico.

        The Company acquired this business to expand its market and product offerings in its optical networks business. Through a transition services agreement, Agere provided some business infrastructure services to the Company for a short period following the close of the transaction to ensure seamless transition of the business operations. On May 6, 2003, the Company sold a portion of the assets acquired in this transaction for $6.6 million in cash.

        Details of the purchase price were as follows:

Cash paid at closing	$35,000
Deferred cash payment	5,000
Acquisition costs	200

Total purchase price	$40,200

        The purchase price was allocated to the assets and liabilities based on fair values as follows:

Inventory	$12,000
Other assets	12,000
Property, plant and equipment	36,271
Identifiable intangibles	2,178
Acquired in-process research and development	500
Liabilities	(22,749)

Allocated purchase price	$40,200

        In connection with this acquisition, the Company obtained a third-party valuation of some of the assets for purposes of the purchase price allocation. Acquired IPR&D assets were expensed at the date of acquisition in accordance with FIN 4. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. The project was analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based upon management's estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the product's development and commercialization will meet management's time schedule. The discount rate was 35% and was based on the novelty of the technology, the risks remaining to complete each project, and the extent of the Company's familiarity with the technology.

        Pro forma results of operations as if the Infineon and Agere acquisitions had closed on January 1, 2002 are as follows:

	Pro Forma
	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Revenues	$124,985	$251,089
Net loss	(56,665)	(117,940)
Loss per share—basic and diluted	$(0.43)	$(0.90)

        3.    Segment Information

        SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131") establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company has aggregated its businesses into a single reportable segment as allowed under SFAS 131 because the segments have similar long-term economic characteristics. In addition, the segments are similar in regards to (a) nature of products and production processes, (b) type of customers and (c) method used to distribute products. Accordingly, the Company describes its reportable segment as high-performance components and modules for communications applications. All of the Company's revenues result from sales in its product lines.

        Our sales outside of the United States were 59% and 58% of revenues for the three and six months ended June 30, 2003, respectively, and 53% and 54% of revenues for the three and six months ended June 30, 2002, respectively.

        4.    Net Income (Loss) Per Share

        Net income (loss) per share is presented as basic and diluted net income (loss) per share. Basic net income (loss) per share is net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is similar to basic except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect.

        The following is a reconciliation of the basic and diluted shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Shares for basic net income (loss) per share:
Weighted-average common shares	133,554,233	131,656,161	133,374,070	131,470,021
Effect of dilutive securities:
Stock options	—	3,187,831	—	3,421,593

Shares for dilutive net income (loss) per share:	133,554,233	134,843,992	133,374,070	134,891,614

        Stock options and other exercisable convertible securities totaling approximately 18,031,000 and 18,276,000 shares for the three and six months ended June 30, 2003, respectively, and 15,757,000 and 14,888,000 shares for the three and six months ended June 30, 2002, respectively, were not included in the diluted net income per share calculations, because to do so would have been antidilutive.

        5.    Inventories

        Inventories, net of reserves of $16,642 and $19,786 as of June 30, 2003 and December 31, 2002, respectively, are stated at the lower of cost or market and consist of:

	June 30, 2003	December 31, 2002
Raw material	$20,289	$13,598
Work in progress	21,414	12,352
Finished goods	16,345	10,333

Total inventories, net	$58,048	$36,283

        6.    Goodwill and Other Acquisition-Related Intangible Assets

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is no longer amortized. The Company is required to perform impairment tests at least annually or when events and circumstances warrant. The Company intends to perform this test in the fourth quarter of each year.

        Changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

Balance as of December 31, 2002	$450
Goodwill acquired during the period	—
Impairment of goodwill	—

Balance as of June 30, 2003	$450

        Information regarding the Company's other acquisition-related intangible assets is as follows:

	June 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and other	$9,486	2,335	$7,151	$7,065	1,238	$5,827

Total	$9,486	2,335	$7,151	$7,065	1,238	$5,827

        Amortization expense of other acquisition-related intangible assets was $459 and $1,097 for the three and six months ended June 30, 2003, respectively, and $39 and $77 for the three and six months ended June 30, 2002, respectively. The periods over which the Company amortizes these intangible assets range from three to seven years, depending on the estimated useful life of the intangible asset.

        7.    Assets Held for Sale

        During the three months ended June 30, 2003, the Company reclassified the buildings and land associated with its Pennsylvania operations and certain manufacturing equipment associated with its Texas and Oregon operations as assets held for sale. The Company is marketing these assets for sale and expects to sell them within a year.

        8.    Product Warranty

        The Company estimates a liability for costs to repair or replace products under warranties and technical support costs when the related product revenue is recognized. The liability for product warranties is calculated based upon historical experience and specific warranty issues.

        Product warranty activity consisted of:

Balance as of December 31, 2002	$2,159
Acquisition related	9,300
Accruals	825
Applications	(972)

Balance as of June 30, 2003	$11,312

        9.    Commitments

        In conjunction with the Company's purchase of Infineon's GaAs Business, Infineon and the Company entered into an interim supply agreement whereby Infineon is required to sell, and the Company is required to purchase EUR22,500 ($25,700 at June 30, 2003 exchange rate of

$1.1423/EUR1.00) of GaAs Business products during a one-year period at stipulated prices. The remaining commitment as of June 30, 2003 is EUR1,750 ($2,000 at June 30, 2003 exchange rate of $1.1423/EUR1.00).

        10.    Stockholders' Equity

        Selected components of stockholders' equity:

	June 30, 2003	December 31, 2002
Common stock, $.001 par value, 600,000,000 shares authorized, 134,166,266 and 133,162,755 outstanding at June 30, 2003 and December 31, 2002, respectively	$134	$133
Additional paid-in capital	$456,301	$452,761

        11.    Supplemental Cash Flow Information

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash transactions:
Cash paid for interest	$5,386	$6,057
Cash paid for income taxes	$688	$785

        12.    Comprehensive Income

        The components of comprehensive income, net of tax for 2003 and 2002, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$(59,560)	$2,423	$(76,075)	$235
Change in net unrealized gain on available-for-sale investments	22	874	(265)	(213)

Comprehensive income (loss)	$(59,538)	$3,297	$(76,340)	$22

        13.    Off-Balance Sheet Financing

        In August 2000, the Company acquired a 420,000 square foot wafer fabrication facility located in Richardson, Texas for $87.0 million. The acquisition was financed by a variable interest entity ("VIE") sponsored by a financial institution to which the Company contributed $73.0 million and a lender contributed $14.0 million. In September 2002, the Company completed an $18.5 million improvement to the Richardson, Texas facility, which was financed through the same financial institution-sponsored VIE as part of the original financing agreement. The Company contributed $14.5 million and the lender contributed $4.0 million. Of the total amount contributed to the VIE, the Company was required to collateralize 97% through pledged investment securities and a participation interest in the VIE. Under the agreement, the Company was required to make lease payments through August 2005 or purchase the property at that time. In June 2003, the Company notified the lender of its intention to terminate the lease and purchase the property. The Company recorded a noncash charge to earnings during the three months ended June 30, 2003 of $42.0 million for costs associated with the termination of this lease. See Subsequent Events footnote.

        14.    Litigation

        On February 7, 2003, a stockholder class action lawsuit was filed against the Company's wholly-owned subsidiary Sawtek Inc. and certain of its former executives in the United States District Court for the Middle District of Florida. The complaint does not specify the amount of monetary damages sought. The Company believes this suit is without merit and intends to vigorously defend itself against the charges.

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

        15.    Subsequent Events

        On July 16, 2003, the Company terminated the lease on its wafer fabrication facility located in Richardson, Texas and took ownership of the facility. In association with the termination of this lease, the Company released the $17,408 shown on its balance sheet as "Restricted long-term assets" to the financial institution sponsoring the lease and incurred various legal fees associated with the title transfer. In addition, the $46,131 "Other investment" shown on the Company's balance sheet, which represents the Company's previous participation in the VIE financing of the facility, was reclassified as "Property, plant and equipment".

        16.    Recent Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for interim periods beginning after June 15, 2003. The Company does not expect this to have material impact on its financial position or results of operations.

        In June 2002, the FASB issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which changes the way companies report the expenses related to restructuring. The Company adopted SFAS 146 on January 1, 2003 and this adoption did not have a material effect on its financial position or results of operations.

        In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The provisions of SFAS 149 will be effective for contracts entered into after June 30, 2003. The Company does not expect that the adoption of SFAS 149 will have a material effect on its financial position or results of operations.

        In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer clarify certain instruments as liabilities (or assets in some circumstances). The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003. The Company does not expect that the adoption of SFAS 150 will have a material effect on its financial position or results of operations.

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

        Our products are designed on various wafer substrates such as GaAs, SiGe, InP, lithium niobate ("LiNbO3"), lithium tantalate ("LiTaO3") and quartz, using a variety of device technologies including Pseudomorphic High Electron Mobility Transistor ("pHEMT"), Metamorphic HEMT ("mHEMT"), Heterojunction Bipolar Transistor ("HBT"), Heterostructure Field Effect Transistor ("HFET"), Metal Semiconductor Field Effect Transistor ("MESFET") and SAW. Using these materials, devices and our proprietary technology, our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. We sell our products worldwide to end-user customers, including

Boeing, Ericsson, Kyocera, LG Group, Motorola, Inc., Nokia Corporation, Nortel Networks Corporation, Northrop Grumman, Raytheon Company, Samsung and Schlumberger.

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

Deferred Taxes

        We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We evaluate the need for valuation allowance on a regular basis and adjust as needed. These adjustments have an impact on our financial statements in the periods in which they are recorded. In 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. As of June 30, 2003, this valuation allowance was still in place.

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

Investments in Privately Held Companies

        We have made several investments in small, privately held technology companies in which we hold less than 20% of the capital stock or hold notes receivable. We account for these investments using the cost method. We monitor these investments for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident. We evaluate the financial condition of the investee, market conditions, and other factors providing an indication of the fair value of the investments. In 2002 we recorded impairment charges on these investments due to deteriorating financial and market conditions. Adverse changes in market conditions or poor operating results of the investees could result in our incurring additional other-than-temporary impairment losses in future periods.

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

        Through a transition services agreement, Agere provided some business infrastructure services to us for a short period following the close of the transaction to ensure seamless transition of the business operations. On May 6, 2003, the Company sold a portion of the assets acquired in this transaction for $6.6 million in cash.

Results of Operations

        The following table sets forth the results of our operations expressed as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	74.3	63.6	76.0	64.9

Gross profit	25.7	36.4	24.0	35.1
Operating expenses:
Research, development and engineering	24.3	19.9	24.3	20.6
Selling, general and administrative	19.8	17.4	19.1	17.3
In-process research and development	—	—	0.3	—
Severance costs	3.6	—	1.9	—
Lease termination costs	57.6	—	29.0	—

Total operating expenses	105.3	37.3	74.6	37.9

Loss from operations	(79.6)	(0.9)	(50.6)	(2.8)
Other income (expense), net	(2.1)	6.3	(2.0)	3.3

Income (loss) before income tax	(81.7)	5.4	(52.6)	0.5
Income tax expense	0.1	1.4	0.1	0.3

Net income (loss)	(81.8)%	4.0%	(52.7)%	0.2%

Revenues

        We derive revenues from the sale of standard and customer-specific products and services. Our revenues also include nonrecurring engineering revenues relating to the development of customer-specific products. Our markets during these comparative periods included wireless phones; infrastructure networks such as base station, satellite, and point-to-point; defense and optical networks. For the three months ended June 30, 2003, revenues were $72.8 million, an increase of 19.0% from revenues of $61.2 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, revenues were $144.5 million, an increase of 16.9% from revenues of $123.6 million for the six months ended June 30, 2002. The increase in revenues for the three and six months ended June 30, 2003 was the result of the additional revenues from the optoelectronics business which we acquired from Agere in January 2003 and from higher sales of wireless phone and wireless local area network products. We expect revenues for the three months ended September 30, 2003 to be similar to those for the three months ended June 30, 2003.

        Domestic revenues for the three and six months ended June 30, 2003 increased to $30.1 million and $60.5 million, respectively, from $28.9 million and $57.3 million for the three and six months ended June 30, 2002, respectively. International revenues for the three and six months ended June 30, 2003 increased to $42.7 million and $84.0 million, respectively, from $32.3 million and $66.3 million for the three and six months ended June 30, 2002, respectively.

Gross Profit

        Gross profit is equal to revenues less cost of goods sold. Cost of goods sold includes direct material, labor and overhead expenses and certain production costs related to nonrecurring engineering revenues. In general, gross profit generated from the sale of customer-specific products and from nonrecurring engineering revenues is typically higher than gross profit generated from the sale of standard products. For the three months ended June 30, 2003, gross profit was $18.7 million, a decrease of 16.1% from $22.3 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, gross profit was $34.6 million, a decrease of 20.1% from $43.4 million for the six months ended June 30, 2002. The decrease in gross profit was attributable to the continued underutilization of our fabrication facilities and the currently high level of manufacturing costs relative to sales associated with our newly acquired optoelectronics business.

        The operation of our own wafer fabrication and assembly facilities entails a high degree of fixed costs and requires an adequate volume of production and sales to be profitable. During periods of decreased demand, as we have experienced recently, high fixed wafer fabrication costs have a materially adverse effect on our operating results. We expect gross profit to continue to be affected by decreased absorption of fixed overhead costs associated with decreased demand and production volume, which will continue to affect our results of operations for as long as demand continues at existing or lower levels.

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

        We expect our gross profit in 2003 to be lower, as a percentage of revenue, compared to 2002. This decrease will be attributable to a high level of transition costs associated with our newly acquired optoelectronics business, continued underutilization of our fabrication facilities and a continuing weakening of average selling prices for some of our products. We believe these adverse conditions will be partially offset by increased demand for wireless products and the completion of the transfer of the fabrication of the products associated with the business we acquired from Infineon to our Oregon fabrication facility, which will utilize a portion of our excess capacity.

Research, Development and Engineering

        Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product research and development expenses. Research, development and engineering expenses for the three months ended June 30, 2003 increased to $17.7 million from $12.2 million for the three months ended June 30, 2002. As a percentage of revenues for the three months ended June 30, 2003, research, development and engineering expenses increased to 24.3% from 19.9% for the three months ended June 30, 2002. For the six months ended June 30, 2003, research, development and engineering expenses increased to $35.1 million from $25.4 million for the six months ended June 30, 2002. As a percentage of revenues for the six months ended June 30, 2003, research, development and engineering expenses increased to 24.3% from 20.6% for the six months ended June 30, 2002. The increase in research, development and engineering expenses was primarily due to the addition of our newly acquired optoelectronics business and to other costs associated with the increased investment and product development in wireless, broadband and microwave products and technologies. We are committed to substantial investments in research, development and engineering and expect these expenses will continue to increase in the future.

Selling, General and Administrative

        Selling, general and administrative expenses include commissions, labor expenses for marketing and administrative personnel, costs associated with the transition of the Agere optoelectronics business and other corporate administrative expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2003 increased to $14.4 million and $27.4 million, respectively, from $10.7 million and $21.4 million, respectively, for the three and six months ended June 30, 2002. This increase was due to the increased operating and transition expenses associated with our newly acquired optoelectronics business and our business acquired from Infineon. Selling, general and administrative expenses as a percentage of revenues for the three and six months ended June 30, 2003 increased to 19.8% and 19.1%, respectively, from 17.4% and 17.3% for the three and six months ended June 30, 2002, respectively.

In-Process Research and Development

        During the six months ended June 30, 2003, we recorded a charge of $500,000 for the write-off of acquired in-process research and development associated with our acquisition of the Agere optoelectronics business. The value of acquired in-process research and development is determined through independent appraisal. We had no such charges for the six months ended June 30, 2002.

Severance Costs

        For the three and six months ended June 30, 2003, we recorded severance costs of $2.6 million and $2.8 million, respectively. These costs relate to reductions in our workforce resulting from our efforts to align our costs and capacity with our levels of production and revenues. These reductions primarily impacted the workforce of our newly acquired optoelectronics business and our German engineering and marketing operation. We expect these costs to be paid within the fiscal year. We had no such costs for the three and six months ended June 30, 2002.

Lease Termination Costs

        The acquisition of our wafer fabrication facility located in Richardson, Texas was financed by a VIE sponsored by a financial institution to which we contributed $73.0 million and a lender contributed $14.0 million. In September 2002, we completed an $18.5 million improvement to the Richardson, Texas facility, which was financed through the same financial institution-sponsored VIE as part of the original financing agreement. We contributed $14.5 million and the lender contributed $4.0 million. Under the agreement, we were required to make lease payments through August 2005 or purchase the property at that time. In June 2003, we notified the lender of our intention to terminate the lease and purchase the property. For the three months ended June 30, 2003, we recorded a charge of $42.0 million for costs associated with terminating this lease. The purchase was completed in July of 2003. We had no such costs for the three months ended June 30, 2002.

Other Income (Expense), Net

        Other income (expense), net includes interest income, interest expense and other expenses. Other income (expense), net was a net expense of $1.5 million and $2.8 million for the three and six months ended June 30, 2003, respectively. This compared to a net income of $3.9 million and $4.0 million for the three and six months ended June 30, 2002, respectively. This decrease resulted primarily from decreased interest income on investments, which was attributable to lower interest rates, a lower level of investments primarily due to our recent acquisition of the Agere optoelectronics business, and gains recorded in the three months ended June 30, 2002 on a forward currency contract and on the repurchase of a portion of our convertible subordinated notes, partially offset by the impairment of one of our equity investments.

Income Tax Expense

        We recorded income tax expense of $47,000 and $167,000 for the three and six months ended June 30, 2003, respectively, compared to an income tax expense of $899,000 and $351,000 for the three and six months ended June 30, 2002, respectively. This decrease was due to the decrease in our profitability over the same time period and our decision in 2002 to establish a valuation allowance against all of our deferred tax assets based on the criteria of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes, concerning whether it is more likely than not that our deferred tax assets may not be realized. Income tax expense for the three and six months ended June 30, 2003 was primarily due to recording estimated tax liabilities for our German and Mexican entities.

Outlook for the Three Months Ending September 30, 2003 and the Three Months Ending December 31, 2003

        Based upon our forecasts of revenues and operating costs for the three months ending September 30, 2003, we expect to incur a net loss for the three months ending September 30, 2003. This loss is based on our expectation of revenues for the three months ending September 30, 2003 being similar to the revenues of the three months ended June 30, 2003, due to continued softness in the wireless handset and network infrastructure markets, offset by a slight improvement in the optical networks market, increased sales of wireless local area network components and a stable defense business. We expect operating costs for the three months ending September 30, 2003 to be somewhat lower than the operating costs of the three months ended June 30, 2003, due to the expected benefits from cost reduction efforts, such as reductions in work hours, reductions in work force, and selling non-strategic assets, that we have initiated.

        We are predicting a loss to continue through the three months ending December 31, 2003. Our forecast for the three months ending December 31, 2003 is for a slight improvement in revenue due to seasonal factors coupled with a slight improvement in gross margin and lower operating expenses due to recently enacted cost reduction efforts.

Liquidity and Capital Resources

        As of June 30, 2003, we had cash, cash equivalents and short-term investments of $321.0 million. In addition, we had $80.3 million of investments in long-term marketable securities, which are investments in high-grade securities whose maturity is greater than one year. As of June 30, 2003, working capital increased to $382.0 million from $377.1 million as of December 31, 2002. The increase in working capital was primarily attributable to an increase in inventories and a reclassification of certain long-term assets to current assets due to their reclassification as held for sale. This increase in working capital was partially offset by the acquisition of the Agere optoelectronics business and purchases of capital equipment.

        For the six months ended June 30, 2003, cash used in operating activities was $19.0 million. For the six months ended June 30, 2002, cash provided by operating activities was $21.3 million. Cash used in operating activities for the six months ended June 30, 2003 was mainly due to the net loss for the six month period, after adjustment for noncash items such as depreciation, amortization and lease termination costs, and increases in accounts receivable and inventories, offset by decreases in prepaid expenses and other assets and increases in accounts payable and accrued expenses. Cash provided by operating activities for the six months ended June 30, 2002 was mainly due to net income, after adjustment for noncash items such as depreciation and amortization, loss on investments, gain on extinguishment of debt, unrealized gain on a forward contract and the reduction of inventories, prepaid expenses and other assets, offset by the reduction of accounts payable and accrued expenses.

        For the six months ended June 30, 2003, cash provided by investing activities was $53.4 million, due to the net maturity and sale of investments and proceeds from the sale of acquired business assets, offset by the acquisition of the Agere optoelectronics business and capital expenditures. For the six months ended June 30, 2002, cash provided by investing activities was $15.5 million, due to the net maturity and sale of investments, offset by purchases of capital equipment and advances to and investments in other companies.

        For the six months ended June 30, 2003, cash provided by financing activities was $3.2 million, resulting from the issuance of common stock and partially offset by principal payments on capital lease obligations. For the six months ended June 30, 2002, cash used in financing activities was $5.9 million as a result of principal payments on capital leases and the repurchase of convertible subordinated notes, offset by the proceeds from the issuance of common stock.

        In February and March 2000, we completed a private placement of $345.0 million (net proceeds of $333.9 million) of 4% convertible subordinated notes due 2007. The notes are unsecured obligations, convertible into our common stock at a conversion price of $67.80 per share, and subordinated to all other indebtedness. To date we have repurchased approximately $76.2 million of these notes and may from time to time repurchase more.

        On July 1, 2002, we completed the acquisition of Infineon's GaAs Business. Pursuant to the purchase agreement, Infineon may earn up to an additional EUR74.0 million over a 24-month period based upon revenues generated by the acquired business, for an aggregate purchase price of EUR124.0 million. We intend to fund this additional obligation, if it arises, with cash generated by the acquired business. In conjunction with our purchase of Infineon's GaAs Business, we entered into an interim supply agreement whereby Infineon is required to sell, and we are required to purchase EUR22.5 million ($25.7 million at June 30, 2003 exchange rate of $1.1423/EUR1.00) of GaAs Business products during a one-year period at stipulated prices. The remaining commitment as of June 30, 2003 was EUR1.8 million ($2.0 million at June 30, 2003 exchange rate of $1.1423/EUR1.00).

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

        On January 2, 2003, we completed our acquisition of a substantial portion of the optoelectronics business of Agere for $40.0 million in cash plus acquisition costs and certain assumed liabilities. We initially paid $35.0 million on January 2, 2003 for the acquisition of the business and paid an additional $5.0 million on April 1, 2003 for the related facilities. Through a transitional manufacturing agreement, Agere supplied components for us for a short period following the close of the transaction to ensure seamless service to customers. Agere also provided some business infrastructure services to us for a short period following the close of the transaction to provide for an uninterrupted transition of the business operations.

        On July 16, 2003, we terminated the lease on our wafer fabrication facility located in Richardson, Texas and took ownership of the facility. In association with the termination of this lease, we released the $17.4 million shown on our balance sheet as "Restricted long-term assets" to the financial institution sponsoring the lease and incurred various legal fees associated with the title transfer.

        We believe that our current cash, cash equivalent and short-term investment balances, together with cash anticipated to be generated from operations and any financing arrangements we may enter into, will satisfy our projected working capital and capital expenditure requirements and possible future acquisitions, at a minimum, through the next 12 months. However, we may be required to finance any additional requirements through additional equity, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

Recent Accounting Pronouncements

        See Note 16 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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

Our excess manufacturing capacity may adversely affect our operating results if the current economic downturn continues for an extended period of time.

        We have converted our Hillsboro facility from four-inch wafer production to six-inch wafer production, increased capacity for our SAW filter products and have recently expanded the capacity of our Texas operations with the transition to the Richardson facility. In addition, we have acquired additional manufacturing facilities and personnel in connection with our recent acquisition of businesses from Infineon, IBM and Agere.

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

        In January 2003, we completed the acquisition of a substantial portion of the optoelectronics business of Agere for $40 million in cash plus acquisition costs and certain assumed liabilities. We initially paid $35 million for the acquisition of the business and paid an additional $5 million in April 2003 to complete the purchase. The transaction includes the products, technology and some facilities related to Agere's optoelectronics business, which includes active and passive components, amplifiers, transceivers, transponders and other products.

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

  •
  our ability to reduce the fixed costs of the business to a level supportable by the lower revenue expectations compared to past levels;

  •
  the costs we may face from warranty claims associated with products shipped by Agere prior to our acquisition of the business;

  •
  our ability to sustain the business following the expiration of the transition period support from Agere;

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

        In July 2002, we completed the acquisition of Infineon's GaAs semiconductor business and a portion of the assets of IBM's wireless phone chipset business.

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

        We have a SAW manufacturing and assembly facility located in Apopka, Florida. We also have an assembly facility for SAW products in San Jose, Costa Rica and optoelectronic products in Matamoros, Mexico. Hurricanes, tropical storms, flooding, tornadoes, and other natural disasters are common events for the southeastern and Gulf of Mexico regions of the United States and in Central America. Additionally, mud slides, earthquakes and volcanic eruptions could also affect our Costa Rican facility. Any disruptions from these or other events would have a material adverse impact on our operations and financial results.

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

New competitive products and technologies have been announced which could reduce demand for our SAW filter products and our receiver products for wireless phones.

        New products have been introduced in the marketplace that use a direct conversion architecture in wireless phones. A direct conversion architecture reduces the number of components used in the receive chain for wireless phones. Sales of our SAW IF filter products along with some of our receiver products would be negatively impacted by wireless phone manufacturers' use of a direct conversion chip set as new phone models are developed. Direct conversion architecture has been available since the mid-1990's for global system for mobile communications ("GSM") phones and wireless phone manufacturers are increasing the use of this process in new phones. For the quarter ended June 30, 2003, our sales of SAW IF filters and receiver products for GSM phones were approximately $800,000. Several companies have recently introduced a direct conversion chip set for code division multiple access ("CDMA") phones which would impact our future revenues from SAW IF filters and receiver products for CDMA phones. Revenues from SAW IF filters and receiver products for CDMA phones were approximately $11.6 million for the quarter ended June 30, 2003. In addition, we continue to sell products for time division multiple access ("TDMA") wireless phones, which are increasingly migrating into a GSM standard. Our sales of products for TDMA phones were approximately $2.5 million for the quarter ended June 30, 2003.

        We are actively pursuing new products such as RF filters, duplexers, power amplifiers and modules to offset the decline in sales of products affected by direct conversion architecture and the potential loss of revenues from products for TDMA phones. If we are not successful in introducing competitive or alternative products, our business, financial condition and results of operations will suffer.

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

Our business will be adversely impacted if we do not gain market acceptance of our wireless phone module products or develop effective manufacturing processes to produce them.

        Our strategy for wireless phone products depends in large part upon the success of our design and marketing of wireless phone modules. Wireless phone modules represent the incorporation of some or all of the components of the wireless phone radio into a single product. If we are unable to design these modules in a manner acceptable to our customers or have incorrectly anticipated our customers' demand for these products, our operating results will be adversely affected. In addition, manufacturing module products represents a departure from our present component manufacturing business. Production of module products entails different processes, costs, yields and lead times. If we fail to successfully transition manufacturing resources to produce these products or are unable to do so cost-effectively, our operating results will be adversely affected.

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

        For our integrated circuit devices, we compete primarily with both manufacturers of high-performance silicon integrated circuits as well as manufacturers of GaAs integrated circuits. Our silicon-based competitors include companies such as Applied Micro Circuits Corporation, Maxim Integrated Products Inc., Motorola, Philips, STMicroelectronics N.V and others. Our GaAs-based competitors include companies such as Anadigics Inc., Fujitsu Microelectronics, Inc., Raytheon, RF Micro Devices, Skyworks Solutions, Inc., Vitesse Semiconductor Corp and others. For our SAW devices our competitors include companies such as CTS Wireless Components, Micro Networks, Phonon, RF Monolithics, Vectron, EPCOS AG, Thales, Fujitsu, Murata, Toyocom and others. For our optoelectronics business, competitors include companies such as JDS Uniphase, Bookham, Fujitsu, Agilent and Avanex. Competition could also come from companies ahead of us in developing alternative technologies such as SiGe and InP integrated circuits and digital filtering and direct conversion devices.

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

        We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents granted and pending in the United States and elsewhere and intend to seek further international and United States patents on our technology. In addition to our own inventions, we have acquired a substantial portfolio of U.S. and foreign patent applications in the optoelectronics area of technology. These applications are just starting to issue as patents, and will have lives that will extend 20 years from their respective filing dates. We cannot be certain that patents will be issued from any of our pending applications, that patents will be issued in all countries where our products can be sold, or that any claims allowed from pending applications will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, may not protect our products or intellectual property rights to the same extent as do the laws of the United States, increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

        Our sales outside of the United States were 59% of revenues for the three months ended June 30, 2003 and 56% of revenues in 2002. We face inherent risks from these sales, including:

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

        In February 2003, several nearly identical civil class action lawsuits were filed in the United States District Court for the Middle District of Florida against Sawtek, Inc., our wholly owned subsidiary since July 2001. The lawsuits also named as defendants current and former officers of Sawtek and our company. On May 28, 2003, the court consolidated the class action complaints and appointed lead plaintiffs and lead plaintiffs' counsel. On July 21, 2003, the lead plaintiffs filed their consolidated amended complaint, a class action purportedly filed on behalf of purchasers of Sawtek's stock between January 27, 2000 and May 24, 2001. The consolidated amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as Securities and Exchange Commission Rule 10b-5, by making false and misleading statements and/or omissions to inflate Sawtek's stock price and conceal the downward trend in revenues disclosed in Sawtek's May 23, 2001 press release. The complaint does not specify the amount of monetary damages sought. We deny the allegations contained in these complaints and intend to defend against these claims vigorously. This litigation may, however, require us to spend a substantial amount of time and money and could distract management from our day to day operations. In addition, there can be no assurance as to our success in defending ourselves against these charges. This and any future securities class action litigation could be expensive and divert our management's attention and harm our business, regardless of its merits.

Our stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.

        The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $7.53 to a low of approximately $2.55 during the 52 weeks ended June 30, 2003. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

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

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
MARKET AND INTEREST RATE RISK

Cash Equivalents, Short-term and Long-term Investments

        Our investments in cash equivalents, short-term investments and long-term investments, both restricted and unrestricted, are classified as available-for-sale securities and are comprised of highly rated, short and medium-term investments, such as U. S. government agencies, corporate debt securities and other such low risk investments, in accordance with an investment policy approved by our Board of Directors. Classified as available-for-sale, all of these investments are held at fair value. Although we manage investments under an investment policy, economic, market and other events may occur, which we cannot control. Although the risks are minimal, fixed rate securities may have their fair value adversely impacted because of changes in interest rates and credit ratings. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer principal losses if we were to sell securities that have declined in value because of changes in interest rates or issuer credit ratings. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading speculative purposes. We do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.

Debt

        Our convertible subordinated notes due 2007 have a fixed interest rate of 4%. Consequently, we do not have significant interest rate cash flow exposure on our long-term debt. However, the fair value of the convertible subordinated notes is subject to significant fluctuations due to their convertibility into shares of our stock and other market conditions. The fair value of these convertible subordinated notes is also sensitive to fluctuations in the general level of the U.S. interest rates. We would be exposed to interest rate risk if we used additional financing to fund capital expenditures. The interest rate that we may be able to obtain on financings will depend on market conditions at that time and may differ from the rates we have secured in the past.

        The following table shows the fair values of our investments and convertible subordinated notes as of June 30, 2003 (in thousands):

	Cost	Fair Value
Cash and cash equivalents	$263,750	$263,750
Available-for-sale investments (including unrealized gains of $397)	$137,140	$137,537
Convertible subordinated notes	$268,755	$230,457

Foreign Currency Risk

        We are exposed to currency exchange fluctuations, as we sell our products internationally and have operations in Costa Rica, Germany and Mexico. We have also recently established operations in China. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We do engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments and to hedge material cash flows that are not denominated in U.S. dollars, in accordance with a foreign exchange risk management policy approved by our Board of Directors. At June 30, 2003, we had no open commitments to purchase foreign currency.

ITEM 4: CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

        Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        In February 2003, several nearly identical civil class action lawsuits were filed in the United States District Court for the Middle District of Florida against Sawtek, Inc., our wholly owned subsidiary since July 2001. The lawsuits also named as defendants current and former officers of Sawtek and our company. On May 28, 2003, the court consolidated the class action complaints and appointed lead plaintiffs and lead plaintiffs' counsel. On July 21, 2003, the lead plaintiffs filed their consolidated amended complaint, a class action purportedly filed on behalf of purchasers of Sawtek's stock between January 27, 2000 and May 24, 2001. The consolidated amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as Securities and Exchange Commission Rule 10b-5, by making false and misleading statements and/or omissions to inflate Sawtek's stock price and conceal the downward trend in revenues disclosed in Sawtek's May 23, 2001 press release. The complaint does not specify the amount of monetary damages sought. We deny the allegations contained in these complaints and intend to defend against these claims vigorously.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 21, 2003, we held our Annual Meeting of Stockholders in Richardson, Texas. We solicited votes by proxy pursuant to proxy solicitation materials first distributed to our stockholders on or about April 15, 2003. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for and against and the number of abstentions:

1.
Election of Francisco Alvarez, Dr. Paul A. Gary, Charles Scott Gibson, Nicolas Kauser, Steven P. Miller, Ralph G. Quinsey, Dr. Walden C. Rhines, Steven J. Sharp, Edward F. Tuck and Willis C.

  Young as directors of the Company until the next Annual Meeting of Stockholders or until their successors are elected.

Nominee	In Favor	Against
Francisco Alvarez	111,835,391	1,229,304
Dr. Paul A. Gary	107,198,751	5,865,944
Charles Scott Gibson	107,207,197	5,857,498
Nicolas Kauser	107,277,483	5,787,212
Steven P. Miller	106,472,975	6,591,720
Ralph G. Quinsey	110,661,808	2,402,887
Dr. Walden C. Rhines	107,203,265	5,861,430
Steven J. Sharp	111,665,217	1,399,478
Edward F. Tuck	106,280,605	6,784,090
Willis C. Young	111,728,042	1,336,653
2.
The amendment of the 1996 Stock Incentive Program to increase the aggregate number of shares of our common stock that may be issued thereunder by 6,500,000:

For	Against	Abstain
93,563,677	18,538,330	962,687
3.
The amendment of the 1996 Stock Incentive Program to amend the formula grant mechanism for non-employee directors:

For	Against	Abstain
94,361,131	17,591,827	1,111,736
4.
The stockholder proposal that we prepare a report regarding certain environmental, health and safety matters:

For	Against	Abstain
19,504,656	42,377,024	5,955,056

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

31	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K

        We filed a Report on Form 8-K (File No. 000-22660) with the Securities and Exchange Commission on April 24, 2003 to furnish our press release regarding our financial results for the three months ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriQuint Semiconductor, Inc.
Dated: August 7, 2003	/s/ RALPH G. QUINSEY Ralph G. Quinsey President and Chief Executive Officer (Principal Executive Officer)
Dated: August 7, 2003	/s/ RAYMOND A. LINK Raymond A. Link Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
INDEX TO EXHIBITS