Form 10-Q
period 2003-09-30
TRIQUINT SEMICONDUCTOR INC
filed 2003-11-04
CIK 913885

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of September 30, 2003, there were 134,239,321 shares of the registrant's common stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

INDEX

PART I—FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenues	$78,794	$71,020	$223,264	$194,603
Cost of goods sold	55,351	45,891	165,173	126,101

Gross profit	23,443	25,129	58,091	68,502
Operating expenses:
Research, development and engineering	15,834	16,667	50,896	42,108
Selling, general and administrative	11,696	9,938	39,111	31,296
Impairment of long lived assets	—	5,829	—	5,829
Acquisition related costs	—	8,575	500	8,575
Severance costs	(160)	1,011	2,633	1,011
Lease termination costs	—	—	41,962	—

Total operating expenses	27,370	42,020	135,102	88,819

Loss from operations	(3,927)	(16,891)	(77,011)	(20,317)

Other income (expense):
Interest income	1,303	2,616	4,792	8,689
Interest expense	(2,974)	(3,080)	(9,001)	(9,678)
Other, net	(9)	(1,083)	(295)	3,454

Total other income (expense), net	(1,680)	(1,547)	(4,504)	2,465

Loss before income tax	(5,607)	(18,438)	(81,515)	(17,852)
Income tax expense (benefit)	157	(9,224)	324	(8,873)

Net loss	$(5,764)	$(9,214)	$(81,839)	$(8,979)

Per share data:
Basic and diluted net loss	$(0.04)	$(0.07)	$(0.61)	$(0.07)

Weighted-average common shares	134,186,955	132,168,463	133,648,043	131,704,547

See Notes to Condensed Consolidated Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2003	December 31, 2002(1)
Assets
Current assets:
Cash and cash equivalents	$219,127	$226,226
Investments in marketable securities	72,307	109,687
Accounts receivable, net	46,457	34,977
Inventories, net	64,076	36,283
Other current assets	10,039	9,621
Assets held for sale	24,528	—

Total current assets	436,534	416,794

Long-term investments in marketable securities	86,522	131,127
Property, plant and equipment, net	229,467	153,887
Other investment	—	88,092
Restricted long-term assets	—	17,408
Other non-current assets, net	33,206	33,358

Total assets	$785,729	$840,666

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of capital lease and installment note obligations	$—	$341
Accounts payable and accrued expenses	62,545	39,348

Total current liabilities	62,545	39,689
Deferred income taxes	6,572	6,550
Long-term debt and other liabilities, less current installments	269,424	268,755

Total liabilities	338,541	314,994

Stockholders' equity:
Common stock	456,597	452,894
Accumulated other comprehensive income	118	661
Unearned ESOP compensation	—	(195)
Retained earnings (accumulated deficit)	(9,527)	72,312

Total stockholders' equity	447,188	525,672

Total liabilities and stockholders' equity	$785,729	$840,666

(1)
The information in this column was derived from the Company's audited consolidated financial statements as of December 31, 2002.

See Notes to Condensed Consolidated Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net loss	$(81,839)	$(8,979)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,317	27,619
Deferred income taxes	22	(10,727)
Impairment of assets	—	5,829
Acquired in-process research and development	500	8,575
Income tax benefit of stock option exercises	—	2,329
Lease termination costs	41,962	—
Loss on disposal of assets	314	421
Gain on extinguishment of debt	—	(6,009)
Loss on investments	150	8,100
Realized gain on forward contract	—	(4,570)
Unrealized ESOP compensation	195	195
Changes in assets and liabilities, net of assets acquired:
(Increase) decrease in:
Accounts receivable	(11,588)	(8,879)
Inventories	(15,793)	1,572
Prepaid expenses and other assets	826	4,481
Increase (decrease) in:
Accounts payable and accrued expenses	762	(2,703)

Net cash provided by (used in) operating activities	(36,172)	17,254
Cash flows from investing activities:
Purchase of available-for-sale investments	(303,551)	(336,008)
Maturity/sale of available-for-sale investments	384,993	409,683
Purchase of long-term investments	—	(14,476)
Increase in restricted long-term assets	—	(2,861)
Advances to or investment in other companies	—	(17,102)
Infineon acquisition	—	(49,536)
IBM acquisition	—	(23,388)
Agere acquisition	(40,151)	—
Proceeds from sale of assets	10,597	—
Capital expenditures	(26,177)	(19,391)

Net cash provided by (used in) investing activities	25,711	(53,079)
Cash flows from financing activities:
Principal payments under capital lease obligations	(341)	(1,482)
Repurchase of convertible subordinated notes	—	(21,137)
Issuance of common stock, net	3,703	5,747

Net cash provided by (used in) financing activities	3,362	(16,872)
Net decrease in cash and cash equivalents	(7,099)	(52,697)
Cash and cash equivalents at the beginning of the period	226,226	261,728

Cash and cash equivalents at the end of the period	$219,127	$209,031

See Notes to Condensed Consolidated Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands unless noted otherwise, except share and per share amounts)

(Unaudited)

        1.    Basis of Presentation and Significant Accounting Policies

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of TriQuint Semiconductor, Inc. (the "Company") for the fiscal year ended December 31, 2002, as included in the Company's 2002 Annual Report on Form 10-K as filed with the SEC on March 27, 2003.

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

Investments in Other Companies

        The Company has made several investments in small, privately held technology companies in which the Company holds less than 20% of the capital stock or holds promissory notes and does not have significant influence. The Company accounts for these investments using the cost method. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when an other-than-temporary decline is evident.

Reclassifications

        Where necessary, prior period amounts have been reclassified to conform to the current period presentation.

Stock-Based Compensation

        The Company accounts for compensation cost related to employee stock options and other forms of employee stock-based compensation plans other than the ESOP in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the award. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company provides pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied.

        The fair value of each stock-based compensation award is estimated on the date of grant using the Black-Scholes option-pricing model assuming no dividend yield. Had the Company determined compensation cost based on the fair value at the date of grant for its stock based compensation awards under SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss as reported	$(5,764)	$(9,214)	$(81,839)	$(8,979)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(10,952)	(14,063)	(37,607)	(42,189)

Pro forma net loss	$(16,716)	$(23,277)	$(119,446)	$(51,168)

Net loss per share:
Basic and diluted—as reported	$(0.04)	$(0.07)	$(0.61)	$(0.07)
Basic and diluted—pro forma	$(0.12)	$(0.18)	$(0.89)	$(0.39)

        2.    Business Combinations

Infineon Technologies AG GaAs Business

        On July 1, 2002, the Company completed the acquisition of the GaAs Business of Infineon Technologies AG ("Infineon"). The acquisition was accounted for as a purchase transaction and the results of operations are included in the consolidated financial statements from the date of acquisition. At the closing date, the Company paid Infineon EUR50.0 million, of which EUR10.0 million represents an earnout deposit. Pursuant to the purchase agreement, Infineon may earn up to an additional EUR74.0 million over a 24-month period based upon revenues generated by the acquired business, for an aggregate purchase price of EUR124.0 million. Subsequent to the close of the acquisition, certain fixed assets were also purchased for EUR5.5 million less EUR1.5 million in funded liabilities acquired. There are also various other guarantees and contingencies which could affect the amount of the final purchase price. The Company has withheld an additional prepayment of EUR5.0 million pursuant to the earnout against a EUR5.0 million warranty claim against Infineon pending the resolution of this claim. On October 1, 2002, the time period lapsed for the Company to reach a subsequent agreement with Infineon as to the inclusion of Infineon's Hi Rel business in the acquisition of Infineon's GaAs Business. Since an agreement was not reached, the minimum purchase price of the acquisition was adjusted to EUR42.0 million from EUR45.0 million. The Company acquired this business to strengthen its European presence and to expand its market and product offerings in the wireless communications industry.

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

A Portion of the Assets of IBM's Wireless Phone Chipset Business

        On July 1, 2002, the Company completed the acquisition of a portion of the assets of IBM's wireless phone chipset business. The acquisition was accounted for as a purchase transaction and the results of operations are included in the consolidated financial statements from the date of acquisition. At the closing date, the Company paid $21.8 million to IBM for the related assets, of which $5.0 million represents an earnout deposit. Subsequent adjustments to the purchase price contingent upon business volumes could increase the final aggregate purchase price up to $40.0 million. Adjustments, if any, will be determined by December 31, 2003. The Company acquired this business to expand its market and product offerings in the wireless communications industry and to strengthen its capabilities in silicon germanium process technology.

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

        In a transaction related to this acquisition, the Company transferred $1.3 million of the acquired machinery and equipment, $1.0 million of the technology licenses, $733 of acquired workforce and $11.0 million in cash to a privately held technology company in exchange for a promissory note in the amount of $14.0 million.

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

        Pro forma results of operations as if the Infineon and Agere acquisitions had closed on January 1, 2002 are as follows. The pro forma amounts shown for the three months ended September 30, 2002 reflect the Agere acquisition only, since actual results for this business for this time period are reflected in the Company's financial statements. The pro forma amounts shown for the nine months ended September 30, 2002 reflect adjustments for both the Infineon and Agere acquisitions:

	Pro Forma
	Three months Ended September 30, 2002	Nine months Ended September 30, 2002
Revenues	$128,153	$379,242
Net loss	(62,308)	(180,248)
Loss per share—basic and diluted	$(0.47)	$(1.37)

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

        Our sales outside of the United States were 60% of revenues for the nine months ended September 30, 2003, and 56% of revenues for the nine months ended September 30, 2002, respectively.

        4.    Net Loss Per Share

        Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is net loss available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net loss per share is similar to basic except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect.

        The following is a reconciliation of the basic and diluted shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Shares for basic net loss per share:
Weighted-average common shares	134,186,955	132,168,463	133,648,043	131,704,547
Effect of dilutive securities:
Stock options	—	—	—	—

Shares for dilutive net loss per share:	134,186,955	132,168,463	133,648,043	131,704,547

        Stock options and other exercisable convertible securities totaling approximately 13,696,000 and 17,244,000 shares for the three and nine months ended September 30, 2003, respectively, and 20,556,000 and 18,927,000 shares for the three and nine months ended September 30, 2002, respectively, were not included in the diluted net income per share calculations, because to do so would have been antidilutive.

        5.    Inventories

        Inventories, net of reserves of $16,122 and $19,786 as of September 30, 2003 and December 31, 2002, respectively, are stated at the lower of cost or market and consist of:

	September 30, 2003	December 31, 2002
Raw material	$20,935	$13,598
Work in progress	27,873	12,352
Finished goods	15,268	10,333

Total inventories, net	$64,076	$36,283

        6.    Goodwill and Other Acquisition-Related Intangible Assets

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is no longer amortized. The Company is required to perform impairment tests at least annually or when events and circumstances warrant. The Company intends to perform this test in the fourth quarter of each year. Goodwill and other acquisition-related intangible assets are included in "Other Non-Current Assets, Net" on the Company's condensed consolidated balance sheet.

        Changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

Balance as of December 31, 2002	$450
Goodwill acquired during the period	—
Impairment of goodwill	—

Balance as of September 30, 2003	$450

        Information regarding the Company's other acquisition-related intangible assets is as follows:

	September 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and other	$9,243	$2,712	$6,531	$7,065	$1,238	$5,827

Total	$9,243	$2,712	$6,531	$7,065	$1,238	$5,827

        Amortization expense of other acquisition-related intangible assets was $377 and $1,474 for the three and nine months ended September 30, 2003, respectively, and $350 and $428 for the three and nine months ended September 30, 2002, respectively. The periods over which the Company amortizes these intangible assets range from three to seven years, depending on the estimated useful life of the intangible asset.

        7.    Assets Held for Sale

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the Company has classified the buildings and land associated with its Pennsylvania operations and certain equipment associated with its Texas and Oregon operations as assets held for sale. The Company is marketing these assets for sale and expects to sell them within a year.

        8.    Product Warranty

        The Company estimates a liability for costs to repair or replace products under warranties and technical support costs when the related product revenue is recognized. The liability for product warranties is calculated based upon historical experience and specific warranty issues. The liability for product warranties is included in "Accounts Payable and Accrued Expenses" on the Company's condensed consolidated balance sheet.

        Product warranty activity consisted of:

Balance as of December 31, 2002	$2,159
Acquisition related	9,300
Accruals	940
Applications	(2,045)

Balance as of September 30, 2003	$10,354

        9.    Commitments

        In conjunction with the Company's purchase of Infineon's GaAs Business, Infineon and the Company entered into an interim supply agreement whereby Infineon was required to sell, and the Company was required to purchase EUR22,500 ($26,200 at September 30, 2003 exchange rate of $1.1650 /EUR1.00) of GaAs Business products during a one-year period at stipulated prices. The Company completed the remaining purchases pursuant to this agreement during the three months ended September 30, 2003.

        Additionally, in conjunction with the Company's purchase of Infineon's GaAs business, the Company assumed the obligation for pension benefits for the employees of the business. This obligation totaled $1,710 and has been fully funded by the Company.

        10.    Stockholders' Equity

        Selected components of stockholders' equity:

	September 30, 2003	December 31, 2002
Common stock, $.001 par value, 600,000,000 shares authorized, 134,239,321 and 133,162,755 outstanding at September 30, 2003 and December 31, 2002, respectively	$134	$133
Additional paid-in capital	$456,463	$452,761

        11.    Supplemental Cash Flow Information

	Nine Months Ended
	September 30, 2003	September 30, 2002
Cash transactions:
Cash paid for interest	$10,761	$11,733
Cash paid for income taxes	$868	$916

        12.    Comprehensive Loss

        The components of comprehensive loss, net of tax for 2003 and 2002, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(5,764)	$(9,214)	$(81,839)	$(8,979)
Change in net unrealized gain on available-for-sale investments	(277)	199	(543)	(17)
Unrealized translation loss	—	(361)	—	(361)

Comprehensive loss	$(6,041)	$(9,376)	$(82,382)	$(9,357)

        13.    Off-Balance Sheet Financing

        In August 2000, the Company acquired a 420,000 square foot wafer fabrication facility located in Richardson, Texas for $87.0 million. The acquisition was financed by a variable interest entity ("VIE") sponsored by a financial institution to which the Company contributed $73.0 million and a lender contributed $14.0 million. In September 2002, the Company completed an $18.5 million improvement to the Richardson, Texas facility, which was financed through the same financial institution-sponsored VIE as part of the original financing agreement. The Company contributed $14.5 million and the lender contributed $4.0 million. Of the total amount contributed to the VIE, the Company was required to collateralize 97% through pledged investment securities and a participation interest in the VIE. Under the agreement, the Company was required to make lease payments through August 2005 or purchase the property at that time. On July 16, 2003, the Company terminated the lease on its wafer fabrication facility located in Richardson, Texas and took ownership of the facility. In association with the termination of this lease, the Company released the $17.4 million shown on its balance sheet as "Restricted long-term assets" as of December 31, 2002 to the financial institution sponsoring the lease and incurred various legal fees associated with the title transfer. In addition, of the $88.1 million shown on the Company's balance sheet as "Other investment" as of December 31, 2002, representing the Company's previous participation in the VIE financing of the facility, $46.1 million was reclassified as "Property, plant and equipment" and $42.0 million was recorded as a noncash charge to earnings during the three and six months ended for costs associated with the termination of this lease.

        14.    Severance Costs

        During the six months ended June 30, 2003, the Company had accrued and recorded as a charge to earnings $2,633 for expected severance costs. During the three months ended September 30, 2003, an adjustment was recorded to reduce this amount by $160. This adjustment was made to reflect a reduction in the number of employees originally expected to be impacted. As of September 30, 2003, no severance payments had been made. The Company expects to make all severance payouts during the fourth quarter of 2003 and the first quarter of 2004.

        15.    Litigation

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

        On or about December 2, 2002, the Company filed a lawsuit against Finisar Corporation in Multnomah County Circuit Court of Oregon alleging that Finisar failed to pay the Company for semiconductor wafers delivered between September 2000 and December 2001. Finisar alleged claims for breach of contract, breach of warranty, negligence, and restitution. As of September 2003, this matter has been settled to the satisfaction of both parties and to the Company's benefit in the amount of $1.0 million.

        From time to time, the Company is involved in judicial and administrative proceedings incidental to the Company's business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position or results of operations.

        16.    Recent Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 is effective for interim periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

        In June 2002, the FASB issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which changes the way companies report the expenses related to restructuring. The Company adopted SFAS 146 on January 1, 2003 and this adoption did not have a material effect on its financial position or results of operations.

        In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The provisions of SFAS 149 are effective for contracts entered into after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's financial position or results of operations.

        In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer clarify certain instruments as liabilities (or assets in some circumstances). The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial position or results of operations.

        17.    Subsequent Events

        On October 31, 2003, the Company received $11,250 in cash for settlement of a promissory note held as an investment in a privately held technology company. The promissory note had originally been issued in the amount of $14,000, but had been impaired to a carrying value of $2,800 as of September 30, 2003.

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

        Our products are designed on various wafer substrates such as GaAs, SiGe, InP, lithium niobate ("LiNbO3"), lithium tantalate ("LiTaO3") and quartz, using a variety of device technologies including Pseudomorphic High Electron Mobility Transistor ("pHEMT"), Metamorphic HEMT ("mHEMT"), Heterojunction Bipolar Transistor ("HBT"), Heterostructure Field Effect Transistor ("HFET"), Metal Semiconductor Field Effect Transistor ("MESFET") and SAW. Using these materials, devices and our proprietary technology, our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. We sell our products worldwide to end-user customers, including

Boeing, Ericsson, Kyocera, LG Group, Motorola, Inc., Nokia Corporation, Northrop Grumman, Raytheon Company, Sanmina SCI and Schlumberger.

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

Deferred Taxes

        We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We evaluate the need for a valuation allowance on a regular basis and adjust as needed. These adjustments have an impact on our financial statements in the periods in which they are recorded. In 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. As of September 30, 2003, this valuation allowance was still in place.

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

Investments in Privately Held Companies

        We have made several investments in small, privately held technology companies in which we hold less than 20% of the capital stock or hold promissory notes. We account for these investments using the cost method. We monitor these investments for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident. We evaluate the financial condition of the investee, market conditions, and other factors providing an indication of the fair value of the investments. In 2002 and 2003, we recorded impairment charges on these investments due to deteriorating financial and market conditions. Adverse changes in market conditions or poor operating results of the investees could result in our incurring additional other-than-temporary impairment losses in future periods.

Long-Lived Assets

        We evaluate long-lived assets for impairment of their carrying value when events or circumstances indicate that the carrying value may not be recoverable. If impairment appears probable, we evaluate whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If this is the case, we recognize an impairment loss to the extent that carrying value exceeds fair value. The fair value of the asset then becomes the asset's new carrying value, which is depreciated over the remaining useful life of the asset. In 2002, we incurred significant impairment of the carrying values of our long-lived assets and we may incur impairment losses in future periods if factors influencing our estimates change.

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

Acquisitions

Acquisition of Infineon's GaAs Business

        On July 1, 2002, we completed the acquisition of Infineon's GaAs Business. We added approximately 60 employees as part of the acquisition. The acquisition was accounted for as a purchase transaction and the results of operations of this business are included in our consolidated financial statements from the date of acquisition. At the closing date, we paid Infineon EUR50.0 million, of which EUR10.0 million represents an earnout deposit. Pursuant to the purchase agreement, Infineon may earn up to an additional EUR74.0 million over a 24-month period based upon revenues generated by the acquired business, for an aggregate purchase price of EUR124.0 million. Subsequent to the completion of the acquisition, we also purchased certain fixed assets from Infineon for EUR5.5 million less EUR1.5 million in funded liabilities acquired. There are also various other guarantees and contingencies which could affect the amount of the final purchase price. The Company has withheld an additional prepayment of EUR5.0 million pursuant to the earnout against a EUR5.0 million warranty claim against Infineon pending the resolution of this claim.

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

Acquisition of a Portion of the Assets of IBM's Wireless Phone Chipset Business

        On July 1, 2002, we completed the acquisition of a portion of the assets of IBM's wireless phone chipset business. We added nine employees as part of the acquisition. The acquisition was accounted for as a purchase transaction and the results of operations are included in our consolidated financial statements from the date of acquisition. At the closing date, we paid $21.8 million to IBM for the related assets, of which $5.0 million represents an earnout deposit. Subsequent adjustments contingent upon business volumes could increase the final aggregate purchase price up to $40.0 million. Adjustments, if any, will be determined by December 31, 2003.

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

        Through a transition services agreement, Agere provided some business infrastructure services to us for a short period following the close of the transaction to ensure seamless transition of the business operations. On May 6, 2003, we sold a portion of the assets acquired in this transaction for $6.6 million in cash.

Results of Operations

        The following table sets forth the results of our operations expressed as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.2	64.6	74.0	64.8

Gross profit	29.8	35.4	26.0	35.2
Operating expenses:
Research, development and engineering	20.1	23.5	22.8	21.6
Selling, general and administrative	14.6	14.0	17.4	16.1
Impairment of long lived assets	—	8.2	—	3.0
Acquisition related costs	—	12.1	0.2	4.4
Severance costs	—	1.4	1.3	0.5
Lease termination costs	—	—	18.8	—

Total operating expenses	34.7	59.2	60.5	45.6

Loss from operations	(4.9)	(23.8)	(34.5)	(10.4)
Interest income	1.6	3.6	2.1	4.4
Interest expense	(3.8)	(4.3)	(4.0)	(5.0)
Other, net	—	(1.5)	(0.1)	1.8

Other income (expense), net	(2.2)	(2.2)	(2.0)	1.2

Loss before income tax	(7.1)	(26.0)	(36.5)	(9.2)
Income tax expense (benefit)	0.2	(13.0)	0.1	(4.6)

Net loss	(7.3)%	(13.0)%	(36.6)%	(4.6)%

Revenues

        We derive revenues from the sale of standard and customer-specific products and services. Our revenues also include nonrecurring engineering revenues relating to the development of customer-specific products. Our markets during these comparative periods included wireless phones; infrastructure networks such as base station, satellite, and point-to-point; defense and optical networks. For the three months ended September 30, 2003, revenues were $78.8 million, an increase of 11.0% from revenues of $71.0 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, revenues were $223.3 million, an increase of 14.7% from revenues of $194.6 million for the nine months ended September 30, 2002. The increase in revenues for the three and nine months ended September 30, 2003 was the result of the additional revenues from the optoelectronics business, which we acquired from Agere in January 2003, and from higher sales of products for wireless phones. We expect revenues for the three months ended December 31, 2003 to increase slightly from those for the three months ended September 30, 2003, primarily due to normal seasonal trends.

        Domestic revenues for the three and nine months ended September 30, 2003 increased to $29.4 million and $89.8 million, respectively, from $28.0 million and $85.3 million for the three and nine months ended September 30, 2002, respectively. International revenues for the three and nine months ended September 30, 2003 increased to $49.4 million and $133.5 million, respectively, from $43.0 million and $109.3 million for the three and nine months ended September 30, 2002, respectively.

Gross Profit

        Gross profit is equal to revenues less cost of goods sold. Cost of goods sold includes direct material, labor and overhead expenses and certain production costs related to nonrecurring engineering revenues. In general, gross profit generated from the sale of customer-specific products and from nonrecurring engineering revenues is typically higher than gross profit generated from the sale of standard products. For the three months ended September 30, 2003, gross profit was $23.4 million, a decrease of 6.8% from $25.1 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, gross profit was $58.1 million, a decrease of 15.2% from $68.5 million for the nine months ended September 30, 2002. The decrease in gross profit was attributable to the continued underutilization of our fabrication facilities, the high level of manufacturing costs relative to sales associated with our newly acquired optoelectronics business, and reduced selling prices of our SAW filter products.

        The operation of our own wafer fabrication and assembly facilities entails a high degree of fixed costs and requires an adequate volume of production and sales to be profitable. During periods of decreased demand, as we have experienced recently, high fixed wafer fabrication costs have a materially adverse effect on our operating results. We expect gross profit to continue to be affected by decreased absorption of fixed overhead costs, which will continue to affect our results of operations for as long as demand continues at existing or lower levels.

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

        We expect our gross profit in 2003 to be lower, as a percentage of revenue, compared to 2002. This decrease will be attributable to a high level of transition costs associated with our newly acquired optoelectronics business, continued underutilization of our fabrication facilities and a continued weakening of average selling prices for some of our products. We believe these adverse conditions will be partially offset by increased demand for wireless products and the completion of the transfer of the fabrication of the products associated with the business we acquired from Infineon to our Oregon fabrication facility, which will utilize a portion of our excess capacity. We expect gross profit for the three months ended December 31, 2003, however, to improve slightly from that for the three months ended September 30, 2003 due to increasing sales volumes and benefits from cost reduction initiatives.

Research, Development and Engineering

        Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product research and development expenses. Research, development and engineering expenses for the three months ended September 30, 2003 decreased to $15.8 million from $16.7 million for the three months ended September 30, 2002. As a percentage of revenues for the three months ended September 30, 2003, research, development and engineering expenses decreased to 20.1% from 23.5% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, research, development and engineering expenses increased to $50.9 million from $42.1 million for the nine months ended September 30, 2002. As a percentage of revenues for the nine months ended September 30, 2003, research, development and engineering expenses increased to 22.8% from 21.6% for the nine months ended September 30, 2002. The decrease in research, development and engineering expenses for the three months ended September 30, 2003 was primarily due to the benefit of cost reduction efforts associated with our optoelectronics business and reductions in personnel in some of our engineering operations. The increase in research, development and engineering expenses for the nine months ended September 30, 2003 was due to the addition of our newly acquired optoelectronics business and to other costs associated with the increased investment and product development in wireless, broadband and microwave products and technologies. We are committed to substantial investments in research, development and engineering and expect these expenses will continue to increase in the future.

Selling, General and Administrative

        Selling, general and administrative expenses include commissions, labor expenses for marketing and administrative personnel, costs associated with the transition of the Agere optoelectronics business and other corporate administrative expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2003 increased to $11.7 million and $39.1 million, respectively, from $9.9 million and $31.3 million, respectively, for the three and nine months ended September 30, 2002. This increase was due to the increased operating and transition expenses associated with our newly acquired optoelectronics business and our business acquired from Infineon and increased sales volumes, which resulted in higher fees and commissions. Selling, general and administrative expenses as a percentage of revenues for the three and nine months ended September 30, 2003 increased to 14.6% and 17.4%, respectively, from 14.0% and 16.1% for the three and nine months ended September 30, 2002, respectively.

Impairment of Long Lived Assets

        Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the nine months ended September 30, 2002, we decided to abandon certain production assets associated with one of our 6-inch wafer productions lines at our Richardson facility. This resulted in an impairment charge of $5.8 million to write these assets down to estimated salvage value from carrying cost. We had no such charge for the nine months ended September 30, 2003.

Acquisition Related Costs

        During the nine months ended September 30, 2003, we recorded a charge of $500,000 for the write-off of acquired in-process research and development associated with our acquisition of the Agere optoelectronics business. During the three and nine months ended September 30, 2002, we recorded a charge of $8.6 million for the write-off of acquired in-process research and development and other costs associated with our acquisition of the Infineon and IBM businesses. The value of acquired in-process research and development is determined through independent appraisal.

Severance Costs

        During the nine months ended September 30, 2003, we recorded severance costs of $2.6 million. These costs relate to reductions in our workforce resulting from our efforts to align our costs and capacity with our levels of production and revenues. These reductions primarily impacted the workforce of our newly acquired optoelectronics business and our German engineering and marketing operation. We expect these costs to be paid within the fiscal year. During the three and nine months ended September 30, 2002, we reduced our workforce as a result of the decreased demand for our products and the underutilization of our fabrication facilities. We recorded a charge of $1.0 million in both of these periods associated with this reduction in workforce.

Lease Termination Costs

        During the nine months ended September 30, 2003, we recorded a charge of $42.0 million for costs associated with termination of the lease on our wafer fabrication facility located in Richardson, Texas. Under the original lease agreement sponsored by a financial institution, we were required to make lease payments through August 2005 or purchase the property at that time. In June 2003, we notified the lender of our intention to terminate the lease and purchase the property. The purchase was completed in July of 2003. We had no such costs for the nine months ended September 30, 2002.

Other Income (Expense), Net

        Other income (expense), net includes interest income, interest expense and other income and expense. Other income (expense), net was a net expense of $1.7 million and $4.5 million for the three and nine months ended September 30, 2003, respectively. This compared to a net expense of $1.5 million and a net income of $2.5 million for the three and nine months ended September 30, 2002, respectively. This decrease was primarily the result of decreased interest income on investments, which was attributable to lower interest rates and a lower level of investments primarily due to our recent acquisition of the Agere optoelectronics business. In addition, gains were recorded in the nine months ended September 30, 2002 on a forward currency contract and on the repurchase of a portion of our convertible subordinated notes, partially offset by the impairment of one of our equity investments. There were no similar transactions in the nine months ended September 30, 2003.

Income Tax Expense

        We recorded income tax expense of $157,000 and $324,000 for the three and nine months ended September 30, 2003, respectively, compared to an income tax benefit of $9.2 million and $8.9 million for the three and nine months ended September 30, 2002, respectively. This increase in tax expense was primarily due to our decision in 2002 to discontinue accruing further tax benefits based on the criteria of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes, concerning whether it is more likely than not that our deferred tax assets may not be realized. Income tax expense for the three and nine months ended September 30, 2003 was primarily due to recording estimated tax liabilities for our German and Mexican entities. The IRS has recently completed a routine audit of our income tax return for 2000. We have not yet received a report on the results of this audit.

Outlook for the Three Months Ending December 31, 2003

        Based upon our forecasts of revenues and operating costs for the three months ending December 31, 2003, we expect to incur a net loss for the three months ending December 31, 2003. This loss is based on our expectation of revenues for the three months ending December 31, 2003 to increase slightly from those for the three months ended September 30, 2003, primarily due to normal seasonal trends for our wireless handset products. We expect our gross margin for the three months ending December 31, 2003 to improve slightly from that for the three months ended September 30, 2003, due to increasing sales volumes and benefits from cost reduction initiatives. We are projecting our operating costs for the three months ending December 31, 2003 to be similar to our operating costs for the three months ended September 30, 2003. Our effective tax rate for the three months ending December 31, 2003 will be close to zero. The net effect of these forecasts will be a projected net loss for the three months ending December 31, 2003 similar to slightly less than that for the three months ended September 30, 2003.

Liquidity and Capital Resources

        As of September 30, 2003, we had cash, cash equivalents and short-term investments of $291.4 million. In addition, we had $86.5 million of investments in long-term marketable securities, which are investments in high-grade securities whose maturity is greater than one year. As of September 30, 2003, working capital decreased to $374.0 million from $377.1 million as of December 31, 2002. The slight decrease in working capital was primarily attributable to our continued net losses, which resulted in a decrease in cash, cash equivalents and short-term investments and an increase in accounts payable and accrued expenses.

        For the nine months ended September 30, 2003, cash used in operating activities was $36.2 million. For the nine months ended September 30, 2002, cash provided by operating activities was $17.3 million. Cash used in operating activities for the nine months ended September 30, 2003 was mainly due to the net loss for the nine month period, after adjustment for noncash items such as depreciation, amortization and lease termination costs, and increases in accounts receivable, and inventories, offset by an increase in accounts payable and accrued expenses. Cash provided by operating activities for the nine months ended September 30, 2002 was mainly due to our net loss, after adjustment for noncash items such as depreciation and amortization, loss on investments, gain on extinguishment of debt, and a gain on a forward contract and the reduction of inventories and prepaid expenses and other assets, offset by increases in accounts receivable and accounts payable and accrued expenses.

        For the nine months ended September 30, 2003, cash provided by investing activities was $25.7 million, due to the net maturity and sale of investments and proceeds from the sale of acquired business assets, offset by the acquisition of the Agere optoelectronics business and capital expenditures. For the nine months ended September 30, 2002, cash used in investing activities was $53.1 million, which was primarily comprised of purchases of investments, purchases of capital equipment, and advances to or investments in other companies, offset by maturities and sales of investments.

        For the nine months ended September 30, 2003, cash provided by financing activities was $3.4 million, resulting from the issuance of common stock and partially offset by principal payments on capital lease obligations. For the nine months ended September 30, 2002, cash used in financing activities was $16.9 million, which resulted from principal payments on capital leases and the repurchase of convertible subordinated notes, offset by the proceeds from the issuance of common stock.

        In February and March 2000, we completed a private placement of $345.0 million (net proceeds of $333.9 million) of 4% convertible subordinated notes due in 2007. The notes are unsecured obligations, convertible into our common stock at a conversion price of $67.80 per share, and subordinated to all other indebtedness. To date we have repurchased approximately $76.2 million of these notes and may from time to time repurchase more.

        On July 1, 2002, we completed the acquisition of Infineon's GaAs Business. Pursuant to the purchase agreement, Infineon may earn up to an additional EUR74.0 million over a 24-month period based upon revenues generated by the acquired business, for an aggregate purchase price of EUR124.0 million. We intend to fund this additional obligation, if it arises, with cash generated by the acquired business. In conjunction with our purchase of Infineon's GaAs Business, we entered into an interim supply agreement whereby Infineon was required to sell, and we were required to purchase EUR22.5 million ($26.2 million at September 30, 2003 exchange rate of $1.1650/EUR1.00) of GaAs Business products during a one-year period at stipulated prices. We have fully satisfied our commitment under this interim supply agreement.

        On July 1, 2002, we completed the acquisition of a portion of the assets of IBM's wireless phone chipset business. At the closing date, we paid $21.8 million to IBM for the related assets. Subsequent adjustments contingent upon business volumes could increase the final aggregate purchase price up to $40.0 million. Adjustments, if any, will be determined by December 31, 2003. We intend to fund the payment of such additional amounts, if they arise, with cash generated by the acquired business.

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

Factors that May Affect Future Results

        An investment in our common stock is extremely risky. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such statements reflect management's current expectations, assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The following are some of the factors we believe could cause our actual results to differ materially from expected and historical results. The trading price of our common stock could decline due to any of these risks and you may lose part or all of your investment. Other factors besides those listed here could also adversely affect us.

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

        Additionally, if our operating results are not within the market's expectations, then our stock price may fall. The public stock markets have experienced extreme price and trading volume volatility, particularly in high technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

Our operating results may suffer due to fluctuations in demand for semiconductors and electronic communications components.

        From time to time, the wireless phone, infrastructure network, optical network, and defense markets have experienced significant downturns and wide fluctuations in product supply and demand, often in connection with, or in anticipation of, maturing product cycles, capital spending cycles and declines in general economic conditions. This cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We have experienced, and may experience again, periodic fluctuations in our financial results because of these or other industry-wide conditions. For example, if demand for communications applications were to decrease substantially, demand for the integrated circuits and modules, optical components and modules and SAW filter components in these applications would also decline, which would negatively affect our operating results. Conversely, we believe that the trend toward wireless phone number portability will increase the demand for our products. We do not know, however, if this will lead to a sustained level of increased demand. We expect that the current decline in demand for various elements of the wireless phone, infrastructure network, optical network and defense components, including ours, could last for the remainder of 2003, if not longer.

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

        Because large portions of our manufacturing costs are relatively fixed, our manufacturing volumes are critical to our operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed. During periods of decreased demand, as we are currently experiencing, our high fixed manufacturing costs negatively effect our results of operations. We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed in the short-term. However, if the rate of growth of demand continues to decrease from past levels, as we are currently experiencing, we will not be able to grow our revenue. If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs in the short-term and our operating results would be harmed. In addition, we are selling products to an increasing number of our customers on a consignment basis, which can limit our ability to forecast revenues.

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

        We face risks associated with this acquisition such as:

  •
  our ability to conduct business successfully selling products which we have not previously sold and to support these markets with a substantially smaller sales force than that of Agere;

  •
  our ability to successfully consolidate all manufacturing operations into the Breinigsville, Matamoros and Richardson facilities without disrupting product shipments to customers;

  •
  our ability to successfully transition assembly operations from Breinigsville to Matamoros;

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

We face challenges with the integration of our acquisition of Infineon's GaAs business and the acquired assets of IBM's wireless phone chipset business and, as a result, may not realize the expected benefits of those acquisitions.

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

If investors or financial or industry analysts do not think the integration of our acquisitions is proceeding as anticipated or that the benefits of the acquisitions may not be realized, the market price of our common stock may decline.

        The market price of our common stock may decline if:

  •
  the integration of our acquisitions is not completed in a timely and efficient manner;

  •
  our assumptions about the business models and operations of the acquired businesses were incorrect, or their role in our business does not develop as we planned;

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

        The fabrication of integrated circuits, particularly those made of GaAs, is a highly complex and precise process. Our integrated circuits are currently manufactured on wafers made of GaAs, InP,

LiNbO3 and SiGe. Our SiGe products are manufactured externally by Atmel, our strategic partner in the development of these products, and by IBM. Our SAW filters are currently manufactured primarily on LiNbO3, LiTaO3 and quartz wafers. During manufacturing, each wafer is processed to contain numerous integrated circuits or SAW filters. We may reject or be unable to sell a substantial percentage of wafers or the components on a given wafer because of:

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

        We have a SAW manufacturing and assembly facility located in Apopka, Florida. We also have assembly facilities for SAW products in San Jose, Costa Rica and for optoelectronic products in Matamoros, Mexico. Hurricanes, tropical storms, flooding, tornadoes, and other natural disasters are common events for the southeastern and Gulf of Mexico regions of the United States and in Central America. Additionally, mud slides, earthquakes and volcanic eruptions could also affect our Costa Rican facility. Any disruptions from these or other events would have a material adverse impact on our operations and financial results.

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

        Operating facilities in Costa Rica, Mexico and China presents risks of disruption such as government intervention, currency fluctuations, labor disputes, limited supplies of labor, power interruption, civil unrest or war. Any such disruptions could have a material adverse effect on our business, results of operations and financial condition.

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

        In addition to possible disruptions to air transportation described above, the airline industry continues to experience a severe economic downturn. Many air carriers are experiencing serious financial problems resulting in cancelled or reduced flights, workforce reductions, and bankruptcy filings. To the extent these events interrupt or delay our ability to ship inventory and finished products and we are unable to make alternative transportation arrangements on acceptable terms, our financial results would be adversely affected.

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

        We currently utilize subcontractors for the majority of our integrated circuit and module assemblies. Our strategic partners, IBM and Atmel, also manufacture all of our SiGe products. Infineon continues to manufacture some of our products acquired from them while we complete the transfer of the manufacturing processes to our Oregon facility. Infineon will also continue to provide assembly and test services for an indeterminant period of time after the transfer of the manufacturing processes. There are certain risks associated with dependence on third party providers, such as minimal control over delivery scheduling, adequate capacity during demand peaks, warranty issues and protection of intellectual property. Additionally, if these subcontractors are unable to meet our needs, it could prevent or delay production shipments that could negatively affect our results of operations. If we were to change any of our subcontractors, we would be required to requalify each new subcontractor, which could also prevent or delay product shipments that could negatively affect our results of operations. In addition, our reliance on these subcontractors may negatively affect our production if the services vary in reliability or quality. If we are unable to obtain timely service of acceptable quality or if the prices increase, our results of operations could be harmed.

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

        New products have been introduced in the marketplace that use a direct conversion architecture in wireless phones. A direct conversion architecture reduces the number of components used in the receive chain for wireless phones. Sales of our SAW IF filter products along with some of our receiver products would be negatively impacted by wireless phone manufacturers' use of a direct conversion chip set as new phone models are developed. Direct conversion architecture has been available since the mid-1990's for global system for mobile communications ("GSM") phones and wireless phone manufacturers are increasing the use of this process in new phones. For the quarter ended September 30, 2003, our sales of SAW IF filters and receiver products for GSM phones were approximately $680,000. Several companies have recently introduced a direct conversion chip set for code division multiple access ("CDMA") phones which would impact our future revenues from SAW IF filters and receiver products for CDMA phones. Revenues from SAW IF filters and receiver products for CDMA phones were approximately $16.4 million for the quarter ended September 30, 2003. In addition, we continue to sell products for time division multiple access ("TDMA") wireless phones, which are increasingly migrating into a GSM standard. Our sales of products for TDMA phones were approximately $2.9 million for the quarter ended September 30, 2003.

        Other filtering technologies including film bulk acoustic resonator ("FBAR") and bulk acoustic wave ("BAW") have been introduced and could gain market acceptance in certain applications. This could have a negative impact on our SAW filter sales in certain applications.

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

A decline in the growth of wireless communications or in the continued acceptance of CDMA technology, particularly in emerging markets, would have an adverse impact on us.

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

  •
  limit our flexibility in planning for or reacting to changes in our business; and

  •
  make us more vulnerable in the event of a downturn in our business.

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

        For our integrated circuit devices, we compete primarily with both manufacturers of high-performance silicon integrated circuits as well as manufacturers of GaAs integrated circuits. Our silicon-based competitors include companies such as Applied Micro Circuits Corporation, Maxim Integrated Products Inc., Motorola, Philips, STMicroelectronics N.V and others. Our GaAs-based competitors include companies such as Anadigics Inc., Fujitsu Microelectronics, Inc., Raytheon, RF Micro Devices, Skyworks Solutions, Inc., Vitesse Semiconductor Corporation, WIN Semiconductors Corp. and others. For our SAW devices our competitors include companies such as CTS Wireless Components, Micro Networks, Phonon, RF Monolithics, Vectron, EPCOS AG, Thales, Fujitsu, Murata, Toyocom and others. For our optoelectronics business, competitors include companies such as JDS Uniphase, Bookham, Fujitsu, Agilent and Avanex. Competition could also come from companies ahead of us in developing alternative technologies such as SiGe and InP integrated circuits and digital filtering and direct conversion devices.

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

  •
  mergers and acquisitions of our customers by our competitors or other entities;

  •
  longer operating histories and presence in key markets;

  •
  development of strategic relationships between our competitors;

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

        Our sales outside of the United States were 63% of revenues for the three months ended September 30, 2003 and 56% of revenues for the fiscal year ended December 31, 2002. We face inherent risks from these sales, including:

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

        The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $7.53 to a low of approximately $2.55 during the 52 weeks ended September 30, 2003. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

        The Sarbanes-Oxley Act of 2002 along with other recent and proposed rules from the SEC and Nasdaq require changes in our corporate governance, public disclosure and compliance practices. Many of these new requirements will increase our legal and financial compliance costs, and make some corporate actions more difficult, such as proposing new or amendments to stock option plans, which now requires shareholder approval. These developments could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments also could make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee.

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

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
MARKET RISK

  Cash Equivalents, Short-term and Long-term Investments

        Our investments in cash equivalents, short-term investments and long-term investments are classified as available-for-sale securities and are comprised of highly rated, short and medium-term investments, such as U. S. government agencies, corporate debt securities and other such low risk investments, in accordance with an investment policy approved by our Board of Directors. All of these investments are held at fair value. Although we manage investments under an investment policy, economic, market and other events may occur, which we cannot control. Although the risks are minimal, fixed rate securities may have their fair value adversely impacted because of changes in interest rates and credit ratings. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer principal losses if we were to sell securities that have declined in value because of changes in interest rates or issuer credit ratings. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading speculative purposes. We do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.

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

        The following table shows the fair values of our investments and convertible subordinated notes as of September 30, 2003 (in thousands):

	Cost	Fair Value
Cash and cash equivalents	$219,127	$219,127
Available-for-sale investments (including unrealized gains of $112)	$158,712	$158,829
Convertible subordinated notes	$268,755	$234,357

Foreign Currency Risk

        We are exposed to currency exchange fluctuations, as we sell our products internationally and have operations in Costa Rica, Germany and Mexico. We have also recently established operations in China. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We do engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments and to hedge material cash flows that are not denominated in U.S. dollars, in accordance with a foreign exchange risk management policy approved by our Board of Directors. At September 30, 2003, we had no open commitments to purchase foreign currency.

ITEM 4: CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

        Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        In February 2003, several nearly identical civil class action lawsuits were filed in the United States District Court for the Middle District of Florida against Sawtek, Inc., our wholly owned subsidiary since July 2001. The lawsuits also named as defendants current and former officers of Sawtek and our company. On May 28, 2003, the court consolidated the class action complaints and appointed lead plaintiffs and lead plaintiffs' counsel. On July 21, 2003, the lead plaintiffs filed their consolidated amended complaint, a class action purportedly filed on behalf of purchasers of Sawtek's stock between January 27, 2000 and May 24, 2001. The consolidated amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as Securities and Exchange Commission Rule 10b-5, by making false and misleading statements and/or omissions to inflate Sawtek's stock price and conceal the downward trend in revenues disclosed in Sawtek's May 23, 2001 press release. The complaint does not specify the amount of monetary damages sought. Sawtek and the individual defendants filed a motion to dismiss on September 4, 2003, and briefing is expected to continue through November. We deny the allegations contained in these complaints and intend to defend against these claims vigorously.

        In December 2002, we filed a lawsuit against Finisar Corporation in Multnomah County Circuit Court of Oregon. The lawsuit alleged that Finisar failed to pay us for semiconductor wafers delivered between September 2000 and December 2001. In response to the complaint, Finisar Corporation filed an answer, affirmative defenses and counterclaims alleging that our wafers were defective. Finisar alleged claims for breach of contract, breach of warranty, negligence, and restitution. As of September 2003, this matter has been settled to the satisfaction of both parties and to our benefit in the amount of $1 million.

        In addition, from time to time we are involved in judicial and administrative proceedings incidental to our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

10.18	1996 Stock Incentive Program
10.22	1998 Nonstatutory Stock Option Plan
31	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)
  (b)
  Reports on Form 8-K

        On July 24, 2003, we furnished a Current Report on Form 8-K reporting under Item 9 of Form 8-K that on July 24, 2003, we were issuing a press release and holding a conference call regarding our financial results for the three months ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriQuint Semiconductor, Inc.
Dated: November 4, 2003	/s/ RALPH G. QUINSEY Ralph G. Quinsey President and Chief Executive Officer (Principal Executive Officer)
Dated: November 4, 2003	/s/ RAYMOND A. LINK Raymond A. Link Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.18	1996 Stock Incentive Program
10.22	1998 Nonstatutory Stock Option Plan
31	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)

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
ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4: CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
  SIGNATURES
INDEX TO EXHIBITS