Form 10-K
period 2003-12-31
TRIQUINT SEMICONDUCTOR INC
filed 2004-03-11
CIK 913885

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 000-22660

TRIQUINT SEMICONDUCTOR, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3654013 (I.R.S. Employer Identification No.)
2300 N.E. Brookwood Parkway Hillsboro, Oregon (Address of principal executive offices)	97124 (Zip Code)
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

        Yes ☒    No ☐

        The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2003 reported on the Nasdaq Stock Market's National Market, was approximately $507,128,672. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. The registrant does not have any non-voting common equities.

        As of December 31, 2003, the registrant had outstanding 135,403,258 shares of common stock.

        The Index to Exhibits appears on page 44 of this document.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant has incorporated into Part III of this Form 10-K by reference portions of its Proxy Statement for its 2004 Annual Meeting of Stockholders.

TRIQUINT SEMICONDUCTOR, INC.
2003 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

        This Annual Report on Form 10-K, including the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains both historical information and forward-looking statements about TriQuint Semiconductor, Inc. ("TriQuint", "we", "us", "our" or "our company"). A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to operating results; demand for integrated circuits, SAW filters and optoelectronic components and the products into which they are manufactured, including wireless phones; sales to a limited number of customers; new competitive technologies; growth and diversification of our markets, technologies and product applications; investments in new facilities; startup or integration of new facilities; equity investments in closely held companies; discontinuation of products or technologies; integration of our acquisitions of Infineon's GaAs business, Agere's optoelectronics business and integration of any future acquisitions. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "appears", "believes", "continue", "estimates", "expects", "hope", "intends", "may", "our future success depends", "plans", "potential", "predicts", "reasonably", "seek to continue", "should", thinks", "will" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section of this report titled "Factors Affecting Future Operating Results". These factors may cause our actual results to differ materially from any forward-looking statement.

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

ITEM 1. BUSINESS

Overview

        We are a leading supplier of high-performance components and modules for communications applications. Our focus is on the specialized expertise, materials and know-how for radio frequency/intermediate frequency ("RF/IF") and optical applications. We enjoy diversity in our markets, applications, products, technology and customer base. Our markets include wireless phones, infrastructure networks, optical networks, and defense. We provide customers with standard and custom product solutions as well as foundry services. Our products are based on advanced process technologies including gallium arsenide ("GaAs"), indium phosphide ("InP"), and surface acoustic wave ("SAW"). Our customers include major communication companies worldwide.

        Our products are designed on various wafer substrates such as GaAs, InP, lithium niobate ("LiNbO3"), lithium tantalate ("LiTaO3") and quartz, using a variety of device technologies including Pseudomorphic High Electron Mobility Transistor ("pHEMT"), Metamorphic HEMT ("mHEMT") Heterojunction Bipolar Transistor ("HBT"), Heterostructure Field Effect Transistor ("HFET"), Metal Semiconductor Field Effect Transistor ("MESFET") and SAW. Using these materials, devices and our proprietary technology, our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. We sell our products worldwide to such customers as Boeing, Celestica, Ericsson, Kyocera, LG Group, Lucent, Motorola, Inc., Nokia Corporation, Nortel, Northrop Grumman, Raytheon Company, and Samsung Microelectronics.

        In the United States, we have design and manufacturing facilities in Oregon, Texas, Florida and Pennsylvania and design facilities in New England. We also have production plants in Costa Rica and Mexico, a design facility in Germany, an application sales support office in Taiwan and a small operation in China. We own and operate our own wafer fabrication and product test facilities and use our proprietary processes to produce radio frequency ("RF"), analog and mixed-signal components, lasers, detectors, and modules cost-effectively in high volumes. We believe that control of these manufacturing processes provides us with a reliable source of supply and greater opportunities to enhance quality, reliability and manufacturing efficiency. In addition, control of our manufacturing process and our combined research and design capabilities assists us in developing new processes and products and in being more responsive to customer requirements. We have also established a strategic foundry business serving leading communications companies.

        We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 2300 N.E. Brookwood Parkway, Hillsboro, Oregon 97124 and our telephone number at that location is (503) 615-9000. Information about the company is also available at our website at www.triquint.com, which includes links free of charge to reports and amendments to those reports we have filed with the Securities and Exchange Commission ("SEC"). The contents of our website are not incorporated by reference in this Annual Report on Form 10-K. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

        The telecommunications industry is encountering increasing demand for higher transmission rates and increased capacity to accommodate traditional voice traffic as well as higher levels of traffic arising from widely used Internet service applications. Today's advanced telecommunications systems employ high-speed switching networks and fiber optic cable operating in accordance with high frequency standards such as synchronous optical network ("SONET"), synchronous digital hierarchy ("SDH"), integrated services digital network ("ISDN"), digital subscriber lines ("DSL") and asynchronous transfer mode ("ATM"). For example, high-performance SONET telecommunications systems can operate at frequencies of 10 gigabits per second ("Gbits/sec") per optical wavelength and can multiplex 80 wavelengths optically to provide data capacity to 800 Gbits/sec per individual fiber. The advent of video communications and multimedia services, which combine voice, video and data, are placing further demands on these systems for even higher data transmission capacity. This is especially true in the local and end user arenas, which are often referred to as the Metropolitan Area Networks ("MANs") and Last Mile Networks, respectively.

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

        One way to improve performance is to combine analog and digital circuitry on the same device. This combination, known as mixed-signal technology, can provide higher levels of integration (smaller size and increased functionality), reduced power consumption and higher operating frequencies. Higher levels of integration can result in smaller devices with increased functionality. Notwithstanding the benefits of mixed-signal technology, the performance requirements of certain critical system functions generally cannot be achieved using silicon-based semiconductors or filters, resonators and oscillators based on traditional technologies. As a result, systems manufacturers are seeking components and modules which can overcome these performance limitations. GaAs and InP semiconductor technology has become an effective alternative or complement to silicon solutions in many high-performance applications. The higher electron mobility of GaAs permits GaAs integrated circuits to operate at higher speeds than silicon devices or at the same speeds with lower power consumption. In addition, SAW technology offers a number of advantages over traditional filter technologies, including precise frequency control and selectivity, reduced size and weight, high reliability, environmental stability and the ability to pass RF signals with minimal distortion.

        In many new applications, GaAs integrated circuits and SAW filters enable high-performance systems to process signals and information more quickly and more precisely. In addition, the use of these components in high-performance communications systems can reduce system power requirements and the physical size and weight of the system, important elements in battery-powered or portable applications. These characteristics, combined with the systems requirements of the communications industry, have led to the use of our components in high volumes to complement silicon devices in a wide range of commercial and aerospace systems.

        Electronic communications systems manufacturers, particularly wireless handset manufacturers, are also moving increasingly toward designing integrated radio modules into their phones, rather than the individual components comprising these modules. By doing this, the handset manufacturers can continue to achieve cost reductions, optimization of design and increasingly smaller size of their phones while accelerating design cycles and improving time to market. Our high-performance GaAs integrated circuits and our SAW filters, resonators and oscillators comprise some of the primary components in these radio modules. Because of this, we believe we are well-positioned to continue to support the growth and performance level demands of the electronic communications system industry.

TriQuint Strategy

        We are a global supplier to the communications industry with a focus on media interface applications of RF and optical communications systems. Our mission is, "Connecting the Digital World to the Global Network", and we accomplish this through a diversified product portfolio. We strive to be a premier supplier of solutions based on complex materials such as GaAs, InP and other compound semiconductor materials and SAW-based products. The key elements of our strategy include:

        Diversification of Business Models, Market Applications, Technologies and Customers.    We offer a broad range of standard and customer-specific products, as well as manufacturing, design and foundry services, which address numerous end-user applications in a variety of communications markets. We provide a balanced product offering ranging from foundry services to die level products, packaged components, and integrated modules. Our primary application areas are wireless phones, infrastructure networks, optical networks and defense. Our products are designed on various wafer substrates such as GaAs, InP, LiNbO3, LiTaO3 and quartz, using a variety of technologies including pHEMT, HBT, HFET, MESFET and SAW. We delivered products and services to approximately 450 customers during 2003. In addition, we had 28 customers that each contributed $1.0 million or more to our revenues in 2003.

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

        Targeting High-Growth Markets with High-Performance Solutions.    We plan to continue to develop and produce high-performance RF, optical, analog and mixed-signal electronic components and modules. In 2001, we added SAW filters to our portfolio of high-performance solutions by merging with Sawtek, which enables us to offer a complete array of RF products for wireless phones. We have also expanded our product portfolio in broadband and microwave applications and added several products to our optical networking product line through our acquisition of a portion of the optoelectronics business of Agere Systems Inc. ("Agere") in January 2003. Our new products are focused on modules for both GSM/GPRS/EDGE and CDMA wireless phones, WLANs, new SAW filter applications and new applications for optical networks and broadband and microwave equipment.

        Enabling Higher Performance Optical Module Solutions.    In January 2003, we acquired a large portion of the optoelectronics business of Agere based in Breinigsville, Pennsylvania and Matamoros, Mexico. This world class design and manufacturing organization, which has origins back to Bell Laboratories, is focused on delivering optoelectronic component and module solutions for next generation telecommunications and data communications equipment. Traditionally focused on long haul networks, our Optoelectronics division is now integrating long haul technology into compact module solutions for metropolitan networks. This will enable higher performance and higher data capacity metropolitan network equipment to meet the increasing demands of users.

        Capitalizing on Partnerships with Industry Leaders in our Target Markets.    We plan to continue to establish and maintain close working relationships with industry leaders in our target markets. We also intend to establish strategic relationships with companies that provide access to new technologies, products and markets. These relationships are critical to providing us with insights into future customer requirements, which facilitates the timely development of new products and services to meet the changing needs of our target markets. Our strategic partnerships include development, manufacturing or foundry relationships with Atmel, Inc., Boeing, Ericsson, Hittite Microwave Corp., Infineon Technologies AG, LG Inotek, Lockheed Martin, Philips Semiconductor, Raytheon, Samsung, Schlumberger Limited, and others.

Markets and Applications

        We focus on four end markets in the electronic communications system industry: wireless phones, infrastructure networks, optical networks and defense applications.

        Wireless Phones.    This business accounted for approximately 41% of our total revenues in 2003. The demand for wireless phones has evolved over the past several years as a result of increased demand for portable voice and data communication capabilities. Implementation of new standards such as CDMA, 1xRTT, GSM, and GPRS are taking advantage of all allocated frequency bands around the world and supporting the growing demand for wireless data communications. In addition to portability, there has also been increasing demand for wireless phones to provide signal quality similar to wired communication systems, be smaller and lighter, accommodate longer talk time and standby time and contain complex functionality such as digital cameras, color displays, and internet access. In addition, this increase in wireless phone communication traffic has resulted in congestion of the assigned frequency bands, creating capacity issues for network operators. As a consequence, wireless communications standards are evolving to more efficiently utilize the available spectrum and demand has increased for handsets that work across multiple standards and frequency bands. Phones of this complexity provide new technical challenges that our products are well suited to address. The wireless phone market grew to industry estimates of approximately 500 million unit sales in 2003 and industry projections are for approximately 550 million units in 2004. The mobile phone market has experienced growth in each of the past 15 years, except for 2001 due to a slowdown in the overall economy. In 2003, demand for these products strengthened particularly in the second half of the year due to growth in Asia and demand for new phones with new features, and we expect to see continued strengthening during 2004.

        Our use of various wafer substrates such as GaAs, LiNbO3, LiTaO3 and quartz, and a variety of technologies including pHEMT, HBT, HFET, MESFET and SAW provides us with the ability to satisfy these market demands. In many wireless phone applications, these substrate materials and devices can provide key performance advantages over silicon, such as higher frequency operation, improved signal reception and transmission, better signal processing in congested bands and greater power efficiency for longer battery life. Access to these varied technologies enables us to combine them in applications to optimize both product performance and cost.

        We believe that we provide not only the broadest product offering for the RF front-end portion of wireless phones, but also the capability to integrate many of the functions into module form. We offer a full range of RF and intermediate frequency ("IF") SAW filters that can be sold independently or integrated into modules along with our various receiver, switch, and power amplifier products. During 2003, we introduced many new products for this market, including a family of GSM power amplifier module products.

        Infrastructure Networks.    This business accounted for approximately 29% of our total revenues in 2003. Infrastructure networks include a variety of applications and products such as base stations, point-to-point radio, WLANs, satellite communication, cable and other products. The largest portion of the infrastructure end market for us is the base station market. Base stations are necessary to operate wireless phone networks. The demand for base station equipment is related to network build-out plans of network operators and is highly dependent upon the capital equipment budgets of those operators. In 2003, demand in the base station market was down due to reduced capital spending by network operators.

        We believe we are the leading supplier of SAW filters for both GSM/GPRS/EDGE and CDMA base stations. As base stations evolve to 2.5G and 3G networks and as the United States evolves from networks that predominantly use TDMA to networks that predominantly use GSM/GPRS/EDGE and CDMA, we are extending our leadership position as the SAW filter supplier of choice. We believe that our long relationships with the major base station equipment providers and our design and manufacturing capabilities put us in a unique position to continue to support this market with innovative SAW solutions.

        Looking forward, we believe there are three major drivers to the base station equipment market. The first is the continued deployment of base stations in China and other emerging markets such as India. The second is the build-out of GSM/EDGE networks for the United States and Latin America to upgrade and expand existing networks. The third is the build-out of WCDMA systems.

        We participate in the satellite communications market in both orbiting payload and ground station uplinks for satellite communication systems. Demand in this market was soft in 2003, consistent with the situation in other communication markets. We believe that the ground station market will grow as home based satellite systems, similar to satellite television, evolve for the internet. Other broadband products include products for cable and wireless high-speed Internet services and wireless distribution of phone, video and interactive cable television services. The fastest growing products in this end market are products for WLAN applications. Our sales of products for WLANs nearly doubled in 2003 and we became a leading supplier of foundry services for GaAs-based power amplifiers for this application.

        Approximately 6% of our total revenues stem from sales of our products through distributors. Substantially all of these distributor sales are grouped into the infrastructure networks end market.

        Defense.    This business accounted for approximately 16% of our total revenues in 2003. Our largest customers in this market are defense subcontractors to the U.S. government. The U.S. military uses our products in phased-array radar to identify, track and target aircraft and threats of unknown origin. The capability to track multiple targets simultaneously is one of the key enhancements found on the new generation of fighters such as the F-22 Raptor and Joint Strike Fighter (JSF). We are teamed with the prime contractors on both of these programs. Our microwave power amplifiers (PAs) will provide the capability to transmit the microwave power that is at the heart of the radar's operation. These radars are comprised of large arrays of elements, each with its own PA. This is a very stable business and our products are used in long lead-time, large-scale programs. We do not expect our revenues to increase materially as a result of any near-term conflicts with foreign nations.

        Optical Networks.    This business accounted for approximately 14% of our total revenues in 2003. The optical networking market grew significantly in the late 1990's with increased demand for the transmission and manipulation of large amounts of information at high speeds and with high integrity. In 2001, as a result of overbuilt capacity, the optical networking market fell sharply. We believe this market has reached its low point and will begin to experience strengthening demand. Fiber optic network demand continues to occur for both the telecommunications and data communications markets, with the majority of bandwidth demand coming from data communications markets. The overall expansion has been driven by increasing Internet usage, email, business networking, video conferencing and voice traffic, as well as the ongoing upgrade of existing systems to fiber optics.

        Fiber optic cables can transmit data at rates far greater than copper lines. A single fiber can cost-effectively replace hundreds or thousands of copper lines. Optical networks operate in accordance with high frequency standards such as SONET, SDH, Gigabit Ethernet ("GbE"), and FibreChannel ("FC"). For example, high-performance SONET telecommunications systems can operate at frequencies of 10 Gb/s or higher per wavelength. Dense Wave Division Multiplexing ("DWDM") can then be used to combine 80 or more of these 10 Gb/s signals to be carried down a single fiber, for a total of 800 Gb/s capacity. During the previously high levels of this market, most capital spending went to long haul/long distance networks. To increase the capacity of these networks, technologies used in long haul systems will migrate to metropolitan network equipment. An example of this is the trend to using DWDM technology in MANs.

        To fully utilize the benefits of fiber optic cable, the electronic processors and modules in these networks must be able to operate at speeds from 155 Mb/s to 40 Gb/s cost-effectively and efficiently and still meet established signal quality and data integrity standards. Our optical networking products specifically target the need for these high-performance, integrated devices and support all major optical network standards such as SONET, SDH, GbE and FC. We offer a variety of products that include multiplexers and demultiplexers, laser/modulator drivers, photo detectors, transimpedance amplifiers, high performance lasers, electroabsorption modulated lasers ("EMLs"), receivers, transceivers, and transponders. New product introductions, such as our new family of small form factor optical transceiver products introduced in 2003, should position us well to participate in the general optical network recovery expected in 2004 and 2005. Our overall revenue in this end market grew in 2003 through our acquisition of Agere's optoelectronics business.

        We experience seasonal fluctuations in our business primarily in the wireless phone market. Our revenues are historically strongest in the fourth quarter of each year in response to the holiday selling season. The first quarter of each year is historically the weakest quarter for revenues, due to reduced consumer demand subsequent to the holiday selling season.

Products

        We offer a broad array of RF, analog and mixed-signal integrated circuits, lasers, detectors, optical transceivers, transponders, and SAW filter products to address the needs of our target markets. We utilize high-frequency substrate materials such as GaAs, InP, LiNbO3, LiTaO3 and quartz and high-performance technologies such as pHEMT, HBT, HFET, MESFET and SAW to design and manufacture products which overcome the performance barriers of silicon devices. Our products offer other key advantages such as steeper selectivity, lower distortion, higher power and power added efficiency, reduced size and weight and more precise frequency control. We believe efficient manufacturing facilities and processes result in products that provide our customers a favorable price/performance trade-off. Our broad range of standard and customer-specific integrated circuits, optical components and modules, and SAW filters, combined with our manufacturing and design services, allow customers to select the specific product solution which best fulfills their technical and time-to-market requirements.

  Standard Products

        We offer families of standard products for the following target market application areas. These include:

        Wireless Phones.    Our products include receivers, power amplifiers, voltage controlled oscillators, switches, low-loss transversal filters, reflective low-loss filters, duplexers, triplexers, resonator filters and front-end radio modules. These products address the needs of system designers for low noise, power efficient amplification, low loss switching and efficient and accurate frequency conversion.

        Infrastructure Networks.    Our products include bi-directional transversal filters, low-loss transversal filters, reflective low-loss filters and oscillators. We believe that we are the leading supplier of SAW filters for base stations. Our products support GSM, EDGE, CDMA and 3G networks. We also provide products that serve as the high data rate backhaul paths for base stations. These include integrated circuits for mmW radios and optical components for optical communication links. Our products also include high power amplifiers, low noise amplifiers, switches, attenuators and discrete integrated circuits. We support numerous additional applications in this market including WLAN, radar systems, satellite, point-to-point radios, point-to-multipoint and cable.

        Optical Networks.    Our products include laser/modulator drivers, photo detectors and transimpedance amplifiers along with lasers, EMLs, detectors, transceivers, and transponders. For transceiver modules, our products are compliant to industry Multi-Source Agreements ("MSA") such as SFP, SFF, and XFP, and our transponder modules comply with the 300 pin 10G MSA. These products support the high-performance standards, SONET, SDH, DWDM, GbE and FC.

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

Design and Process Technology

        In order to rapidly develop and cost-effectively introduce new products which address the needs of our customers, we have made substantial investments in building our capabilities in RF, analog and mixed-signal circuit design, and optical component process technologies. We have developed an extensive library of digital and analog cells and associated software tools and databases which we use to facilitate the design of our integrated circuits and optical components. We have developed techniques for material design as well. The advancement of both our electrical and optical components is highly dependent on our ability to quickly and accurately produce the proper material structure to meet the targeted end device performance. We have also developed and documented process and design rules which allow customers to design proprietary integrated circuits themselves. Mixed-signal and optical products, which generally involve varied and complex functions operating at high frequencies, generally present the most complex design and testing challenges. We believe that our extensive cell library, device simulation models, optimized mixed-signal process technology and design and test engineering expertise in high-performance mixed-signal integrated circuits and optical components address these challenges and provide a competitive advantage.

        Our manufacturing strategy is to use high volume process technologies when possible to enable us to provide cost-effective, stable, uniform and repeatable solutions for our customers. We provide advanced wafer manufacturing processes and we have pursued core process technologies that are cost-effective for RF, analog and mixed-signal electronic applications as well as for lasers and detectors in the optical component market. As a result, we are able to enjoy the cost advantages associated with standard high volume semiconductor manufacturing practices. The core process technology in our Oregon wafer fabrication operation employs both implanted and epitaxial structures, 4 micron metal pitch, typically 0.5 or greater micron geometries, involves 10 to 18 mask steps, has a cutoff frequency of up to 21 GHz and is scalable. This scalability facilitates further cost reduction and performance improvement. The process technology employed in our Texas wafer fabrication operation includes six advanced performance production processes: 0.5 micron gate length MESFET for amplifier applications; 0.15, 0.25 and 0.5 micron gate length pHEMT for high power and high frequency applications; HBT for high voltage, high linearity and high power density; 0.5 micron gate length HFET for high voltage, high power amplifiers and switches and Vertical P-I-N diode (VPIN) for signal control devices such as switches, limiters and attenuators. In our Florida wafer fabrication operation, we use manufacturing techniques to produce our SAW devices that are very similar to those for integrated circuits. Our Pennsylvania optical components wafer fabrication operation uses multi-wafer low pressure Metal Organic Chemical Vapor Deposition ("MOCVD") growth technologies and low K dielectrics with planar selective area growth of material for high performance Fabry Perot ("FP"), Distributed Feedback ("DFB"), and EML lasers, along with PIN and Avalanche Photo Diode ("APD") detectors.

Customers

        We have a broad customer base of leading systems manufacturers. In 2003, we shipped products or provided manufacturing services to approximately 450 end-user customers and distributors. In 2003, Motorola accounted for approximately 14% of our revenues. In 2002, Motorola accounted for approximately 16% of our revenues and Nokia accounted for approximately 10% of our revenues. In 2001, Nokia accounted for approximately 15% of our revenues. No other single customer accounted for greater than 10% of our revenues during these periods.

        Our sales to customers outside the United States accounted for approximately 61%, 56% and 44% of revenues in 2003, 2002 and 2001, respectively. Sales to customers in Korea represent the largest portion of our international sales in 2003. Customers in Korea accounted for approximately 16%, 13% and 12% of our revenues in 2003, 2002 and 2001, respectively. No other country represented 10% or more of our revenues in any of those periods.

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

Manufacturing

        We currently have six manufacturing centers located in Oregon, Texas, Florida, Pennsylvania, Mexico, and Costa Rica.

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

        Our Florida facility is a wafer fabrication and assembly and test facility located in Apopka. The Apopka wafer fabrication facility includes 16,000 square feet of clean room, of which 2,300 square feet is Class 10 performance clean room.

        Our San Jose, Costa Rica facility is an assembly and test facility for the production of SAW filters. It is a 61,300 square foot facility with over 19,000 square feet of clean room space, located in the Metro Free Trade Zone. We use our Costa Rica facility to assemble, package, test and ship final product to customers. We began operations at this facility in 1996.

        In connection with our acquisition of the Agere optoelectronics business, we acquired facilities in Breinigsville, Pennsylvania and Matamoros, Mexico. The Breinigsville, Pennsylvania facility contains approximately 849,000 square feet of manufacturing and office space located on 139 acres. Pennsylvania is the headquarters and wafer fabrication operation for our optoelectronics business. We intend to reduce capacity at this site, consequently we have listed the Breinigsville facility for sale. We plan to move the Breinigsville wafer fabrication operation to our facility in Richardson, Texas and the assembly and test operation to our facility in Matamoros, Mexico. The Matamoros, Mexico facility is approximately 80,000 square feet located in a free trade zone and is responsible for the final assembly and test of both optical component and module products. We are continuing the process of scaling and integrating the manufacturing assets into specific designated portions of these facilities and will complete the moves over the next one to two years to further improve our manufacturing efficiencies.

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

        For integrated circuit products made by our Oregon facility, we assemble our products using outside assembly contractors. Our Texas facility is developing packaged products, which will also be assembled by outside contractors. Our Pennsylvania operation has also used outside contract assembly facilities as well as the facility in Matamoros, Mexico. We are in the process of consolidating these assembly needs as we evaluate ongoing product offerings. Outside assembly services are contracted to 19 vendors, nine of which are located in the U.S. In addition, we have moved some of our assembly and test operations to a vendor in Malaysia. We perform some of our own tape and reel operations internally; however, we have four vendors, three of which are located in the U.S., qualified for this service should we need to use them. A reduction or interruption in the performance of assembly services by subcontractors or a significant increase in the price charged for such services could adversely affect our operating results.

Production Outside of the United States

        Because of the significant fixed costs associated with the manufacture of our products and components and our industry's history of declining prices, we must continue to produce and sell our integrated circuits, optical components and SAW components in significant volume, continue to lower manufacturing costs and carefully monitor inventory levels. We continually evaluate our integrated circuit and SAW components manufacturing processes as well as the desirability of transferring volume production of those products between facilities, including transfer overseas to countries where labor costs and other manufacturing costs are significantly lower than in the U.S., principally Costa Rica and Matamoros, Mexico. The functional currency for both our Costa Rican and Mexican subsidiaries is the U.S. dollar since sales and most material cost and equipment are U.S. dollar denominated. The effects of currency fluctuations of the local currencies are not considered significant and are not hedged.

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

Raw Materials and Sources of Supply

        We generally maintain alternative sources for our principal raw materials to reduce the risk of supply interruptions or price increases. We purchase these materials on a purchase order basis. The raw materials used are available from several suppliers for our integrated circuit, SAW filter and optical components/modules manufacturing operations. For our GaAs integrated circuit manufacturing operations, we currently have approximately 23 fully qualified wafer vendors, at least nine of which are located in the United States, and five fully qualified mask set vendors, all of which are located in the United States. We purchase high-performance, multilayer ceramic packages from two vendors, both of which are located in the United States. We currently purchase plastic packaging from approximately 15 suppliers, three of which are located in the United States. We also utilize nonqualified vendors for these and other materials for use in nonproduction research and test activities.

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

        For our optical components group, we depend upon a large number of suppliers for raw materials and components that make up the bill of materials ("BOMs") for its product offerings such as lasers, detectors, transceivers, and transponders. The success of these products is critical to the overall success of the business. For this business, we utilize three qualified wafer vendors and three qualified ceramic package vendors, all of which are located outside of the U.S.. For mask sets and plastic packages, we have three qualified vendors for each and all are located in the U.S. The primary risk to our source of supply to manufacture these products is the currently depressed state of the optical network market and its impact on the financial stability of smaller companies.

        Our reliance on a limited number of suppliers for certain raw materials and parts may impair our ability to produce our products on time and achieve acceptable yields. At times in the past, we have experienced difficulties in obtaining ceramic packages used in the production of certain SAW filters. The acquisition of relatively simple devices, such as capacitors, has been problematic at times because of the large demand swings that can occur in the cellular handset market for such components. This risk will spread across a larger percentage of our total business as a greater portion of our revenues results from our integrated product offerings. In an attempt to minimize this problem, we have qualified multiple sources of supply when possible, negotiated long-term agreements when possible and intend to maintain a safety stock of raw material inventories of these items.

Marketing, Sales and Distribution

        We sell our products through independent manufacturers' representatives, distributors and our direct sales staff. As of December 31, 2003, we had 30 independent manufacturers' representative firms and two distributors worldwide. Of the independent manufacturers' representative firms, 18 are based in the U.S. and 12 are located in Europe, the Pacific Rim and South America. Our direct sales staff provides sales direction and support to the manufacturers' representatives and distributors. Both of the distributors are based in the U.S. We have domestic sales management offices in the metropolitan areas of Los Angeles, California; San Diego, California; San Jose, California; Boston, Massachusetts; Portland, Oregon; Chicago, Illinois; Breinigsville, Pennsylvania; and Raleigh, North Carolina. We have also established foreign sales and marketing offices in Finland, Germany, Japan, Korea, Sweden and Taiwan.

Backlog

        As of December 31, 2003, our backlog was approximately $77.0 million compared to approximately $70.2 million as of December 31, 2002. We include in our backlog all purchase orders and contracts for products requested by the customer for delivery within 12 months. We expect to ship substantially our entire backlog by December 31, 2004. The backlog is not necessarily indicative of future product sales, and a delay or cancellation of a small number of purchase orders may materially adversely affect us.

        We do not have long-term agreements with any of our customers, except for certain defense-related contracts. Customers generally purchase our products pursuant to cancelable short-term purchase orders. Our customers have canceled these purchase orders or rescheduled delivery dates in the past, and we expect that these events may also occur in the future. If there is any work in process at the time of cancellation, the customer may be required to pay customary termination charges. If customers over-order to secure delivery dates and eventually cancel orders, the customer may be subject to price renegotiations as a result of lower quantity of units taken.

        Frequently, we can ship our standard products from inventory shortly after receipt of an order, referred to as "turns business", and these orders may not be reflected in backlog. Accordingly, backlog as of any particular date may not necessarily be representative of actual sales for any future period.

Research and Development

        Our research and development efforts are directed towards developing integrated circuits, SAW devices and optoelectronics products. We are also focused on improvement of our existing products' performance, development of new processes, reductions of manufacturing process costs and improvements in device packaging.

        In 2003, we introduced 173 new key products, such as our family of GSM module products, a family of WLAN products, a family of small form factor optical transceiver products, and our new VSAT 2W power amplifier.

        Our research, development and engineering expenses in 2003, 2002 and 2001 were approximately $65.0 million, $58.5 million and $51.7 million, respectively. As of December 31, 2003, approximately 702 of our employees were engaged in activities related to process and product research and development. We expect that we will continue to spend substantial funds on research and development.

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

        As is characteristic of the integrated circuit and SAW filter component industries, the average selling prices of our products have historically decreased over the products' life cycles and we expect this pattern to continue. We also expect the same pattern to continue with our optoelectronics products. To offset these decreasing selling prices, we rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and can be sold at higher average selling prices. We also work closely with our suppliers to obtain continual improvement on pricing of key raw materials and components. As more of our product offerings migrate toward integrated assemblies requiring the acquisition of outside manufactured components, we will have to effectively work with our suppliers to reduce the total cost of the respective BOMs. To the extent that our cost reduction efforts or new product introductions do not occur in a timely manner or our or our customers' products do not achieve market acceptance, our operating results could be adversely affected.

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

        For products in depressed markets, such as for optical components, competition can be even more intense as companies attempt to maximize their revenue to cover as much of their fixed cost base as possible. There is no guarantee that pricing will stay at a level where we can sell our products on a profitable basis.

        For our integrated circuit devices, we compete with manufacturers of high-performance silicon integrated circuits as well as manufacturers of GaAs and other integrated circuits. Our silicon-based competitors include companies such as Applied Micro Circuits Corporation, Maxim Integrated Products Inc., Motorola, Philips, Silicon Labs, and STMicroelectronics N.V. Our GaAs-based competitors include companies such as Anadigics Inc., Fujitsu Microelectronics, Inc., Raytheon, RF Micro Devices, Skyworks Solutions, Inc. and Vitesse Semiconductor Corp. For our SAW devices our competitors include companies such as CTS Wireless Components, Micro Networks, Phonon, RF Monolithics, Vectron, EPCOS AG, Temex, Fujitsu, Murata and Panasonic. Competition could also come from companies developing alternative technologies such as silicon germanium ("SiGe") and InP integrated circuits and digital filtering and direct conversion devices. Our major competitors across the optical markets include Fujitsu/Sumitomo, JDS-Uniphase, Agilent, Finisar, Bookham Technologies and Avanex.

        Our prospective customers are typically systems designers and manufacturers that are considering the use of GaAs integrated circuits, optoelectronics devices, or SAW filters, as the case may be, for their high-performance systems. Competition is primarily based on performance elements such as speed, complexity and power dissipation, as well as price, product quality and ability to deliver products in a timely fashion. We believe that we currently compete favorably with respect to these factors. Due to the proprietary nature of our products, competition occurs almost exclusively at the system design stage. As a result, a design win by our competitors or by us often limits further competition with respect to manufacturing a given design. Some potential customers may be reluctant to adopt our integrated circuit products because of perceived risks relating to GaAs and other technologies other than silicon, including perceived risks related to manufacturing costs, novel design and unfamiliar manufacturing processes. In addition, potential customers may have questions about the relative performance advantages of our integrated circuit products compared to more familiar silicon semiconductors, or concerns about risks associated with reliance on a smaller, less well-capitalized company for a critical component. While our GaAs integrated circuit products have inherent speed advantages over silicon devices, the speed of products based upon silicon processes is continually improving. Our products are often sole sourced to our customers and our operating results could be adversely affected if our customers were to develop other sources for our products.

        The production of GaAs integrated circuits has been and continues to be more costly than the production of silicon devices. This cost differential relates primarily to higher costs of the raw wafer material, lower production yields associated with GaAs technology and higher unit costs associated with lower production volumes. Although we have reduced production costs through decreasing raw wafer costs, increasing fabrication yields and achieving higher volumes, there can be no assurance that we will be able to continue to decrease production costs. Due to the current weakness in some of our target markets, we have underutilized capacity in some of our plants. However, we believe that we are well positioned to meet the demands of these markets when they strengthen. In addition, we believe our costs of producing GaAs integrated circuits will continue to exceed the costs associated with the production of silicon devices. As a result, we must offer devices which provide superior performance to that of silicon such that the perceived price/performance of our products is competitive with silicon devices. There can be no assurance that we can continue to identify markets which require performance superior to that offered by silicon solutions or that we will continue to offer products which provide sufficiently superior performance to offset the cost differentials.

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

Employees

        As of December 31, 2003, we employed a total of 2,046 persons, including 1,065 in manufacturing, 52 in quality and reliability, 702 in process, product and development engineering, 76 in marketing and sales and 151 in finance and administration. As of December 31, 2003, none of our domestic employees were represented by a collective bargaining agreement. At our German operation, approximately 35 of our employees are represented by a collective bargaining agreement. We consider our relations with employees to be good and we have not experienced any work stoppage.

Executive Officers

        The names, ages and positions of our executive officers as of March 11, 2004 are as follows:

Name	Age	Current Position(s) with Company	Position Held Since
Steven J. Sharp	62	Chairman of the Board of Directors	1992
Ralph G. Quinsey	48	President and Chief Executive Officer	2002
Raymond A. Link	49	Vice President, Finance and Administration, Chief Financial Officer and Secretary	2001
Brian P. Balut	38	Vice President, Sales and Marketing	2002
Thomas V. Cordner	59	Vice President, TriQuint Texas	1998
Bruce R. Fournier	47	Vice President, TriQuint Oregon	2002
J. David Pye	53	Vice President, TriQuint Oregon	2002
Glen A. Riley	41	Vice President, TriQuint Optoelectronics	2003
J. Michael Sanna	51	Vice President, TriQuint Texas	2002
Azhar Waseem	50	Vice President, Sawtek Inc.	2002
Stephanie J. Welty	48	Vice President, Finance and Assistant Secretary	1999

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

        Mr. Balut joined TriQuint in July 2001 as Vice President, Sales and Marketing, Sawtek Inc. as a result of TriQuint's merger with Sawtek and was promoted to Vice President, Sales and Marketing of TriQuint in 2002. Mr. Balut joined Sawtek in October 1994 as Sales Manager. He was promoted to Director of Sales and Marketing in November 1996 and to Vice President Sales and Marketing in September 1998 and assumed overall corporate responsibility for this function in July 2002. From 1987 to 1994, Mr. Balut held various positions in sales, marketing and engineering with REMEC, a manufacturer of electronic components. Mr. Balut received a B.S. degree in Electrical Engineering from the Massachusetts Institute of Technology and a M.B.A. from Rollins College.

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

        Mr. Riley joined TriQuint in January 2003 as Vice President and General Manager, TriQuint Optoelectronics. From December 2001 to August 2002, he was President and CEO of Opticalis, a venture-funded start-up company developing optical communication sub-systems. Prior to that, he spent 6 years with Agere Systems, a semiconductor and optical component manufacturer, as Vice President of Optical Core Networks, Vice President of Sales for the Asia-Pacific region, and as General Manager of the Storage Products group. Before Agere, he worked in various management, marketing and sales roles at Philips Semiconductors, AT&T Microelectronics and Texas Instruments. Mr. Riley holds a B.S. degree in Electrical Engineering from the University of Maine and has completed the General Manager Program at Harvard Business School.

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

        Mr. Waseem joined TriQuint in July 2001 as Vice President, Sawtek Inc. as a result of TriQuint's merger with Sawtek. Mr. Waseem joined Sawtek in March 1995 as Director of Wafer Fabrication and was promoted to Vice President of Manufacturing in April 1998 and to Vice President of Operations in October 1999. In May 2002 he was promoted to Vice President, Sawtek, Inc. From 1989 to 1994,

Mr. Waseem held various operations and engineering positions with Siliconix, Inc., a microelectronics manufacturer based in Santa Clara, California. From 1986 to 1989, Mr. Waseem held various engineering positions with General Electric. Mr. Waseem received B.S. and M.S. degrees in Electrical Engineering and a M.B.A., all from the University of Minnesota.

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

ITEM 2. PROPERTIES

Location	Purpose	Approximate Building Size in Square Feet	Approximate Land in Acres	Leased or Owned
Hillsboro, Oregon	Headquarters, administration, test, technical, wafer fabrication, engineering	254,000	52	Owned
Richardson, Texas	Wafer fabrication, engineering, administration, test, technical	550,000	16	Owned
Apopka, Florida	Wafer fabrication, test and assembly, engineering, administration, test, technical	92,100	15.5	Owned
Tianjin, China	Test and assembly	10,000	—	Leased
San Jose, Costa Rica	Test and assembly	61,300	2	Owned
Munich, Germany	Engineering, marketing	21,054	—	Leased
Seoul, Korea	Engineering, marketing	5,307	—	Leased
Taipei, Taiwan	Engineering, marketing	11,000	—	Leased
Lowell, Massachusetts	Engineering	9,141	—	Leased
Nashua, New Hampshire	Engineering	5,035	—	Leased
Breinigsville, Pennsylvania	Wafer fabrication, engineering, administration, marketing	849,000	139	Owned
Matamoros, Mexico	Test and assembly	80,000	—	Leased
Various field offices each less than 1,000 sq ft

        We believe these properties are suitable for our current operations. We are running below capacity in some of our facilities and some of the properties may exceed our near and intermediate term needs. We have listed the Breinigsville, Pennsylvania property for sale. We plan to move the wafer fabrication operation of that facility to our facility in Richardson, Texas and the assembly and test operation to our facility in Matamoros, Mexico.

ITEM 3. LEGAL PROCEEDINGS

        In February 2003, several nearly identical putative civil class action lawsuits were filed in the United States District Court for the Middle District of Florida against Sawtek, Inc., our wholly owned subsidiary since July 2001. The lawsuits also named as defendants current and former officers of Sawtek and our company. The cases were consolidated into one action, and an amended complaint was filed in this action on July 21, 2003. The amended class action complaint is purportedly filed on behalf of purchasers of Sawtek's stock between January 2000 and May 24, 2001, and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as Securities and Exchange Commission Rule 10b-5, by making false and misleading statements and/or omissions to inflate Sawtek's stock price and conceal the downward trend in revenues disclosed in Sawtek's May 23, 2001 press release. The complaint does not specify the amount of monetary damages sought. Sawtek and the individual defendants filed their motion to dismiss on September 3, 2003, and briefing on the motion was completed on November 19, 2003. The court heard oral argument on November 21, 2003, and issued an order partially denying the motion to dismiss on December 19, 2003. Specifically, the court found that the complaint was not barred by the statute of limitations, but reserved ruling on the other aspects of the motion to dismiss. Because the statute of limitations issue is a novel question of law, the court stayed the proceedings in this case to allow the defendants to file an interlocutory appeal to the Eleventh Circuit Court of Appeals. Defendants duly filed for interlocutory appeal on January 22, 2004. Because the Court of Appeals is considering the identical issue in another matter, the appeal process has been stayed, pending the Court of Appeals' decision in the other matter. We deny the allegations contained in the complaint and intend to continue our vigorous defense against these claims.

        In December 2002, we filed a lawsuit against Finisar Corporation in Multnomah County Circuit Court of Oregon. The lawsuit alleged that Finisar failed to pay us for semiconductor wafers delivered between September 2000 and December 2001. In response to the complaint, Finisar Corporation filed an answer, affirmative defenses and counterclaims alleging that our wafers were defective. Finisar alleged claims for breach of contract, breach of warranty, negligence, and restitution. In 2003, this matter was settled to the satisfaction of both parties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our shares are quoted on the Nasdaq National Market under the symbol "TQNT". The following table sets forth the high and low price per share of our common stock as reported by the Nasdaq National Market for the periods indicated:

	High	Low
Fiscal Year Ended December 31, 2003
1st Quarter	$4.79	$2.70
2nd Quarter	$5.50	$2.80
3rd Quarter	$6.90	$3.96
4th Quarter	$8.74	$5.57
Fiscal Year Ended December 31, 2002
1st Quarter	$14.00	$8.90
2nd Quarter	$13.09	$5.61
3rd Quarter	$7.75	$3.75
4th Quarter	$7.53	$2.55

        The closing price of our common stock on the Nasdaq National Market on December 31, 2003 was $7.07 per share.

        As of December 31, 2003, there were 135,403,258 shares of common stock outstanding held by approximately 543 stockholders of record. Many stockholders hold their shares in street name. We believe we have more than 73,000 beneficial owners of our common stock.

        We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We have subordinated convertible debt which contains restrictive covenants which could limit our ability to pay cash dividends or make stock repurchases. Any future determination to pay cash dividends will also be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and other such factors as our Board of Directors deems relevant.

        The information required by this item regarding equity compensation plans is incorporated by reference under the section entitled Executive Compensation and Other Matters contained in our Proxy Statement for our 2004 Annual Meeting of Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

        The following is a summary of selected consolidated financial data as of and for each of the five years shown ended December 31. The historical selected consolidated financial data has been derived from the audited historical financial statements for the years 2000 and 1999 of TriQuint and Sawtek, which were audited by KPMG LLP and Ernst & Young, LLP, respectively. The 2003, 2002 and 2001 selected consolidated financial data were audited by KPMG LLP. These data should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations and our consolidated financial statements appearing elsewhere in this document.

TriQuint Semiconductor, Inc.
Selected Financial Data

	YEARS ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
	In thousands, except per share information
Consolidated Statement of Operations Data:
Revenues	$312,272	$267,313	$334,972	$460,590	$263,939
Cost of goods sold	225,264	172,197	198,537	203,971	137,293

Gross profit	87,008	95,116	136,435	256,619	126,646
Operating expenses:
Research, development and engineering	65,033	58,547	51,685	39,753	27,603
Selling, general and administrative	51,415	42,889	46,718	45,980	33,480
Impairment of long-lived assets and goodwill	—	94,740	76,933	—	—
Lease termination costs	41,962	—	—	—	—
Acquisition related charges	500	8,575	7,546	—	—
Reduction in work force	2,484	1,011	1,077	—	—

Total operating expenses	161,394	205,762	183,959	85,733	61,083

Income (loss) from operations	(74,386)	(110,646)	(47,524)	170,886	65,563
Other income (expense), net	(6,199)	4,096	12,637	25,592	11,015
Impairment charge—investments in other companies	(2,387)	(23,778)	(15,057)	—	—
Gain on recovery of previously impaired investment	8,450	—	—	—	—
Gain on retirement of debt	—	6,009	9,401	—	—

Other income (expense), net	(136)	(13,673)	6,981	25,592	11,015
Income (loss) before income tax	(74,522)	(124,319)	(40,543)	196,478	76,578
Income tax expense (benefit)	(1,544)	34,241	(14,332)	45,785	20,938

Net income (loss)	$(72,978)	$(158,560)	$(26,211)	$150,693	$55,640

Per Share Data:
Net income (loss):
Basic	$(0.54)	$(1.20)	$(0.20)	$1.19	$0.49
Diluted	$(0.54)	$(1.20)	$(0.20)	$1.10	$0.45
Weighted-average shares:
Basic	133,920	131,969	129,784	126,590	113,452
Diluted	133,920	131,969	129,784	136,498	123,601
Consolidated Balance Sheet Data:
Cash, cash equivalents, short and long-term investments	$400,264	$467,040	$581,531	$604,972	$308,612
Accounts receivable, net	41,911	34,977	34,532	76,398	45,550
Inventories, net	65,286	36,283	34,836	52,325	32,728
Total assets	792,800	840,666	1,020,873	1,084,904	531,520
Working capital	392,122	377,105	560,613	690,125	352,897
Long-term obligations, less current installments	268,755	268,755	296,859	346,991	6,573
Stockholders' equity	$460,121	$525,672	$682,774	$674,123	$460,315

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with Item 6: Selected Financial Data and Item 8: Financial Statements and Supplementary Financial Data included in this Annual Report on Form 10-K.

Overview

        We are a leading supplier of high-performance components and modules for communications applications. Our focus is on the specialized expertise, materials and know-how for RF/IF and optical applications. We enjoy diversity in our markets, applications, products, technology and customer base. Our markets include wireless phones, wireless infrastructure networks, optical networks, and defense. We provide customers with standard and custom product solutions as well as foundry services. Our products are designed on various wafer substrates such as GaAs, InP, LiNbO3, LiTaO3 and quartz, using a variety of device technologies including pHEMT, mHEMT, HBT, HFET, MESFET and SAW. Using these materials, devices and our proprietary technology, our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. Our customers include major communication companies worldwide.

Strategy and Industry Considerations

        Our business strategy is to provide our customers with high-performance, low-cost solutions to applications in the wireless phone, wireless infrastructure, optical network, and defense markets. Our goal is to build a strong and sustainable business by applying our core competencies and technologies to a diversified portfolio of markets within the communications industry. In wireless phones, we provide high performance RF filters, duplexers, receivers, small signal components, power amplifiers, switches, and integrated passive components. We have also been a leader in the development of RF front-end modules with the goal of maximizing content and minimizing stacked margins. In wireless infrastructure networks, we are a leading supplier of active and passive components for RF communications and we are the dominant supplier of SAW filters to base stations. We expect the global number of subscribers to wireless communications to grow from approximately 1.3 billion in 2002 to approximately 1.7 billion by 2006. In optical networks, we are a leading supplier of laser and detector components and transceiver and transponder modules. We believe the total available market for these products will grow from approximately $600 million in 2003 to approximately $1.7 billion by 2006. In the defense market, we are a leading provider of phased array antenna components to the U.S. military. This has been a stable business for us due to the long lead times and long product life cycles.

        The semiconductor industry in general has been subject to slumping demand and excess capacity since 2001. This has been the case for our business as well. Wafer and semiconductor manufacturing facilities represent a very high level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can create a material adverse impact on operating results.

        Wireless phone demand, however, has generally strengthened during 2003, especially during the seasonally higher second half of the year. We believe total global unit shipments for the whole market will grow by approximately 10%, resulting in projected shipments of 550 million handsets in 2004. We also believe we are positioned for sustained demand in the wireless phone market for 2004 due to continued demand in China, India and other emerging countries, strong interest in camera phones and color displays worldwide, and increasing acceptance of non-voice applications such as text messaging. As the handset market expands, we expect this to also create increase demand in the wireless infrastructure market for our base station and point-to-point components. As with the semiconductor industry, the optical communication industry has also suffered since 2001. As restructuring and consolidation in the optical network market continues, we believe strengthening long-term market demand will result. Demand for our products in this market grew during 2003 and we expect continued strengthening in 2004. The defense market is stable and long-term. We are actively engaged with multiple defense industry contractors in the development of next-generation phased array systems. We expect these programs to ramp up over the 2005-2006 timeframe.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make certain estimates, judgements and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgements, often as a result of the need to make estimates of matters that are inherently uncertain. The following accounting policies involve a critical accounting estimate because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period and changes in the accounting estimates we used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations.

        Our most critical accounting estimates include the valuation of inventory, which impacts gross margin; assessment of recoverability of long-lived assets, which primarily impacts gross margin when we impair assets or accelerate depreciation; valuation of investments in privately held companies, which impacts net income when we record impairments; assessment of recoverability of goodwill, which impacts operating expense when we write off goodwill; deferred income tax assets and liabilities, which impacts our tax provision; and reserve for warranty costs, which impacts gross margin. We also have other policies that we consider to be key accounting policies, such as our policies for revenue recognition, valuation of accounts receivable, reserves for sales returns and allowances, and reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgements, and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

Inventories

        We state our inventories at the lower of cost or market. We use a combination of standard cost and moving average cost methodologies to determine our cost basis for our inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to costing our inventory at a lower of cost or market valuation, we also evaluate it each period for excess quantities and obsolescence. This evaluation includes identifying those parts specifically identified as obsolete and reserving for them, analyzing forecasted demand versus quantities on hand and reserving for the excess, identifying and recording other specific reserves, and estimating and recording a general reserve based on historical experience and our judgement of economic conditions. If future demand or market conditions are less favorable than our projections and we fail to reduce manufacturing output accordingly, additional inventory reserves may be required and would have a negative impact on our gross margin in the period the adjustment is made.

Long-Lived Assets

        We evaluate long-lived assets for impairment of their carrying value when events or circumstances indicate that the carrying value may not be recoverable. Factors we may consider in deciding when to perform an impairment review include significant negative industry or economic trends, significant changes or planned changes in our use of the assets, plant closure or production line discontinuance, technological obsolescence, or other changes in circumstances which indicate the carrying value of the assets may not be recoverable. If impairment appears probable, we evaluate whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If this is the case, we recognize an impairment loss to the extent that carrying value exceeds fair value. Fair value is determined based on market prices or discounted cash flow analysis, depending on the nature of the asset. The fair value of the asset then becomes the asset's new carrying value, which is depreciated over the remaining useful life of the asset. In 2002 and 2001, we incurred significant impairment of the carrying values of our long-lived assets and we may incur impairment losses in future periods if factors influencing our estimates change.

Investments in Privately Held Companies

        We have made several investments in small, privately held technology companies in which we hold less than 20% of the capital stock or hold notes receivable. We account for these investments at their cost unless their value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgement. We evaluate the financial condition of the investee, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or poor operating results of the investees could result in additional other-than-temporary losses in future periods. In 2003, 2002, and 2001, we recorded impairment charges of $2.4 million, $23.8 million, and $15.1 million, respectively, on these investments. In 2003, we also recovered a previously impaired investment, resulting in a gain of $8.5 million.

Income Taxes

        We must apply estimates and judgements to determine our provision for income taxes and amounts payable or recoverable in numerous tax jurisdictions around the world. These estimates and judgements involve interpretations of regulations and are inherently complex. If our estimate of tax liabilities proves to be more or less than the ultimate assessment, a benefit or expense, respectively, would be recognized in the period the determination is made. In addition, we must also make a judgement as to the realizability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We evaluate the need for a valuation allowance on a regular basis and adjust as needed. These adjustments have an impact on our financial statements in the periods in which they are recorded. In 2003 and 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes."

Warranty Costs

        We sell our products with warranties that they will be free of faulty workmanship or defective materials and that they will conform to our published specifications or other specifications mutually agreed to with a customer. In some cases, we have also assumed the existing warranties on products previously sold by businesses we have acquired, such as the Agere optoelectronics business. We estimate the potential liability associated with these warranties based on a combination of factors including historical product return experience, known product warranty issues with specific customers, and judgement of expected levels of returns based on economic and other factors. An accrual for expected warranty costs results in a charge to the financial results in the period recorded. This liability can be difficult to estimate and, if we experience warranty claims in excess of our projections, additional accruals may need to be recorded which would adversely affect our financial results.

2003 Acquisitions

Acquisition of a Portion of Agere's Optoelectronics Business

        On January 2, 2003, we completed our acquisition of a substantial portion of the optoelectronics business of Agere for $40 million in cash plus acquisition costs and certain assumed liabilities. We acquired this business to expand our market and the product offerings of our optical networks business. The transaction included the products, technology and some facilities related to Agere's optoelectronics business, which includes active and passive components, amplifiers, transceivers, transponders and other optical products. As part of the acquisition, we have also assumed operation of the back-end assembly and test operations associated with these components and modules at a leased facility in Matamoros, Mexico.

        Through a transition services agreement, Agere provided some business infrastructure services to us for a short period following the close of the transaction to ensure seamless transition of the business operations. On May 6, 2003, we sold a portion of the assets acquired in this transaction for $6.6 million in cash.

        In connection with this acquisition, we obtained third-party valuations of the assets for purposes of purchase price allocation. Acquired in-process research and development ("IPR&D") assets were expensed at the date of acquisition in accordance with FASB Interpretation No. 4 ("FIN 4"), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. The projects were analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based upon management's estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the products' development and commercialization will meet management's time schedule. The discount rate is based on the novelty of the technology, the risks remaining to complete each project, and the extent of our familiarity with the technology. Accordingly, we expensed $500,000 of IPR&D based on a discount rate of 35% associated with the portion of the Agere optoelectronics business which we acquired, as of the date of acquisition.

2002 Acquisitions

Acquisition of Infineon's GaAs Business

        On July 1, 2002, we completed the acquisition of Infineon's GaAs business. We acquired this business to strengthen our European presence and to expand our market and product offerings in the wireless communications market, particularly in the GSM standard. We added approximately 60 employees as part of the acquisition. The acquisition was accounted for as a purchase transaction and the results of operations of this business are included in our consolidated financial statements from the date of acquisition. At the closing date, we paid Infineon EUR50.0 million, of which EUR10.0 million represented an earnout deposit. Pursuant to the purchase agreement, Infineon may earn up to an additional EUR74.0 million over a 24-month period based upon revenues generated by the acquired business, for an aggregate purchase price of EUR124.0 million. We believe there will be no additional amounts due to Infineon under this agreement and we expect a return of the deposit. Subsequent to the completion of the acquisition, we also purchased certain fixed assets from Infineon for EUR5.5 million less EUR1.5 million in funded liabilities acquired. There are also various other guarantees and contingencies which could affect the amount of the final purchase price. We expensed $2.7 million of IPR&D based on discount rates ranging from 25% to 50% associated with this acquisition at the date of acquisition. In addition, as of December 31, 2002, we wrote off all goodwill associated with this acquisition.

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

Acquisition of a Portion of the Assets of IBM's Wireless Phone Chipset Business

        Also on July 1, 2002, we completed the acquisition of a portion of the assets of IBM's wireless phone chipset business. We added nine employees as part of this acquisition. This business was purchased in order to help expand our market and product offerings in the wireless communications industry and to strengthen our capabilities in silicon germanium process technology. The acquisition was accounted for as a purchase transaction and the results of operations are included in our consolidated financial statements from the date of acquisition. At the closing date, we paid $21.8 million to IBM for the related assets, of which $5.0 million represented an earnout deposit. We expensed $5.9 million of IPR&D based on a discount rate of 29% associated with this acquisition as of the date of acquisition. In addition, as of December 31, 2002, we wrote off all goodwill and intangible assets associated with this acquisition. As of December 31, 2003, IBM had not earned the $5.0 million earnout deposit and the deposit was returned to us.

        Subsequent to this acquisition, we determined that silicon germanium process technology is not as suitable for certain of our products as is GaAs process technology. As a result, we have discontinued almost all product development using silicon germanium process technology.

2001 Acquisition

Merger with Sawtek Inc.

        On July 19, 2001, we acquired Sawtek Inc., which became a wholly owned subsidiary of our company. This acquisition represented a major advance in our strategy to develop RF wireless phone front-end modules, as well as expanding our product offerings in the wireless infrastructure market. We issued approximately 48.8 million shares of common stock in exchange for all the outstanding common stock of Sawtek. Additionally, outstanding options to purchase Sawtek common stock were exchanged for approximately 2.6 million options to purchase our common stock. The transaction was accounted for as a pooling-of-interests transaction and qualified as a tax-free exchange of shares.

Assets Held for Sale

        We have determined that we will sell the land and buildings associated with our optoelectronics operation in Pennsylvania and excess equipment associated with our semiconductor manufacturing operations in Texas and Oregon. The Pennsylvania property consists of several buildings comprising approximately 849,000 square feet of space on 139 acres of land. The buildings contain fab and assembly space, office space, and central services. The excess equipment from our Texas and Oregon operations consists of a variety of equipment used for semiconductor fab and assembly operations. We are actively marketing these assets and have met the accounting criteria for classifying these assets as held for sale; accordingly, they are identified on our balance sheet as assets held for sale. The amount of these assets as of December 31, 2003 was $24.4 million.

Results of Operations

        The following table sets forth the results of our operations expressed as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Years Ended December 31,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	72.1	64.4	59.3

Gross profit	27.9	35.6	40.7
Operating expenses:
Research, development and engineering	20.8	21.9	15.4
Selling, general and administrative	16.5	16.0	13.9
Impairment of long-lived assets and goodwill	—	35.5	23.0
Lease termination costs	13.4	—	—
Acquisition related charges	0.2	3.2	2.3
Reduction in work force	0.8	0.4	0.3

Total operating expenses	51.7	77.0	54.9

Loss from operations	(23.8)	(41.4)	(14.2)
Other income (expense), net	(2.0)	1.5	3.8
Impairment charge—investments in other companies	(0.8)	(8.9)	(4.5)
Gain on recovery of previously impaired investment	2.7	—	—
Gain on retirement of debt	—	2.3	2.8

Other income (expense), net	(0.1)	(5.1)	2.1

Loss before income tax	(23.9)	(46.5)	(12.1)
Income tax expense (benefit)	(0.5)	12.8	(4.3)

Net loss	(23.4)%	(59.3)%	(7.8)%

Comparison of 2003 and 2002

        Our operating results improved significantly from a net loss of $158.6 million in 2002 to a net loss of $73.0 million in 2003.

        Our total operating results were influenced during 2003 primarily by improvements in total revenues from strengthening demand in most of our markets, our introduction of and customer acceptance of new products, and the addition of the newly acquired optoelectronics business; improvements in gross margin and reductions in operating expenses resulting from our cost reduction efforts and increased capacity utilization from increased demand; with offsets from losses of our newly acquired optoelectronics business. The optoelectronics business was acquired with more capacity than necessary to support the size of the business. We have been working to correct for this excess capacity by consolidating operations, selling assets, and streamlining business processes.

Revenues

        We derive revenues from the sale of standard and customer-specific products and services. Our revenues also include nonrecurring engineering revenues relating to the development of customer-specific products. Our markets during these comparative periods included wireless phones; infrastructure networks such as base station, satellite, and point-to-point; defense and optical networks. Our distribution channels include our direct sales staff, manufacturers' representative firms, and distributors. The majority of our shipments are made directly to our customers, with shipments to distributors accounting for only approximately 6% of our total revenues in 2003. Our revenues increased 16.8% to $312.3 million in 2003 from $267.3 million in 2002. Of this increase from 2002 to 2003, $36.5 million was attributable to the optoelectronics business we acquired from Agere in January 2003. Our revenues in 2003, as compared to 2002, increased for wireless phone and WLAN products, but decreased for other infrastructure network products and decreased slightly for defense related products. Our revenues by end market were:

	% of Total Revenues
	2003	2002
Wireless phones	41%	45%
Infrastructure networks	29%	31%
Defense	16%	19%
Optical networks	14%	5%

Total	100%	100%

        On an absolute dollar basis, our revenues from the wireless phone market increased from 2002 to 2003. This increase was driven by increased end market demand due to new phone subscribers in Asia, the popularity of new feature-rich phones which include color screens and digital photography, and our new product introductions. The worldwide sales of wireless phones grew by over 10% to approximately 500 million phones in 2003. Pricing on component parts, such as the products that we sell, declined generally, while our unit shipments increased. For example, we increased our total shipments of RF SAW filters by nearly 70% in 2003 compared to 2002, while average selling prices for these products declined over 20% over the same time period. We shipped a record number of SAW filters, began shipments of a new power amplifier module for the GSM market, and have increased sales of a new receiver product for CDMA phones. Our revenue in the wireless phone market is dominated by sales for CDMA applications, accounting for 84% of our wireless phone revenue, followed by GSM applications at 9% and TDMA at 7% in 2003. This compares to 2002, in which CDMA accounted for 68%, GSM 9%, and TDMA 23% of total wireless phone revenues. TDMA is an older digital air interface standard that is being phased out. In the fourth quarter of 2003, our sales into TDMA applications were only 4% of our total wireless phone revenue and we expect this level to further decline over time. We have more sales into CDMA applications as many of our products, such as IF SAW filters, receivers, duplexers, and triplexers are better suited for CDMA and in some cases are not used in GSM. GSM is the world's largest air interface standard, accounting for over 60% of total phone sales and subscribers. Our recent introduction of a family of GSM power amplifier modules is an important element in our strategy to gain additional share in this large market.

        Our infrastructure network products address a variety of application areas, such as base stations, satellite, point-to-point radios, and WLAN. Base station products comprise our largest proportion of this business, but decreased significantly in 2003 to 25% of network infrastructure revenue from 39% in 2002 due to price declines and continued softness in this market. WLAN product revenues increased in proportion from 10% of network infrastructure revenue in 2002 to 19% in 2003. This increase was driven by increasing demand for 802.11 standard products used in many of the new personal computer and laptop computer for wireless access to the internet. We maintain a very high market share for many of the products we supply to the infrastructure network market. This is a highly competitive market, however, and is characterized by intense pressure on selling prices.

        Revenues from our defense business declined slightly from 2002 to 2003. We believe this was caused by a temporary shift of funding from research and development and long-term programs toward short-term spending related to conflicts in Iraq and Afghanistan. Our business in this market is very stable and we have a strong position, particularly for phased array antenna and communications systems.

        Products addressing optical network applications have become a much bigger part of our overall revenues since our acquisition of Agere's optoelectronics business in early 2003, growing from 5% of our total revenues in 2002 to 14% in 2003. We have introduced a new family of small form factor transceiver products during 2003, which we expect will strengthen revenues from this market in the future. Revenues from our legacy optoelectronics products such as multiplexers, demultiplexers, and transimpedence amplifiers have been declining in recent years and that trend continued in 2003.

        Domestic and international revenues were $122.9 million and $189.4 million, respectively, in 2003 as compared to $116.1 million and $151.2 million, respectively, in 2002. The shift in the proportion of our total revenues from international sources from 56.6% in 2002 to 60.7% in 2003 reflects the increasing demand from countries in Asia, Africa, and South America, where wireless subscriber penetration rates are cumulatively 20% or less, compared to penetration rates in the U.S. and Europe of approximately 50%, and the need to develop the wireless infrastructure in these regions.

        For 2004, we are projecting our revenues to be in the range of $340 million to $355 million, which is an increase of approximately 9% to 14%. We expect revenues from the defense market to be relatively flat year to year. We expect increased demand across most of our other markets, however. Our consolidated book-to-bill ratio, which is a comparison of orders received to products shipped, for 2003 was 1.03 to 1.00 and we expect this positive trend to continue in 2004. We expect this growth to come mainly from increasing demand for wireless phone products, particularly in China and India, and from new product introductions such as our new GSM module products.

Gross profit

        Gross profit is equal to revenues less cost of goods sold. Cost of goods sold includes direct material, labor and overhead expenses and certain production costs related to nonrecurring engineering revenues. In general, gross profit generated from the sale of customer-specific products and from nonrecurring engineering revenues is typically higher than gross profit generated from the sale of standard products. Gross profit decreased 8.5% to $87.0 million in 2003 from $95.1 million in 2002. Our gross profit also decreased as measured as a percentage of revenue, from 35.6% in 2002 to 27.9% in 2003. This decline in our gross profitability was attributable primarily to the following factors: excessive cost structure and an extremely competitive pricing environment in the optoelectronics business we acquired from Agere in early January 2003, continued underutilization of our Oregon and Texas wafer fabrication plants, and lower prices for our products for wireless phones and base stations.

Excluding the impact of the optoelectronics business we acquired from Agere, our gross profit margin would have been approximately 33.6% for 2003.

        The operation of our own wafer fabrication facilities entails a high degree of fixed costs and requires an adequate volume of production and sales to be profitable. During periods of decreased demand, such as we have experienced during the last three years, high fixed wafer fabrication costs have a materially adverse effect on our operating results. As of the end of 2003, our Oregon GaAs fab was operating at only 35% utilization, our Texas fab was operating at less than 30% utilization, and our optoelectronics manufacturing facility in Pennsylvania is operating at less than 10% of its capacity. Our SAW filter factories were operating at over 80% utilization as of the end of 2003. During 2003, we implemented several measures to reduce our cost and capacity levels to more closely match demand. We reduced ongoing operating expenses by approximately $1.2 million by disposing of non-strategic elements of the optoelectonics business acquired from Agere, saved approximately $900,000 by transferring the manufacturing associated with the products we acquired from Infineon to our fab in Oregon, saved approximately $2.0 million by reducing work schedules, and reduced operating expenses by approximately $800,000 by moving the majority of the assembly and test operations associated with our optoelectronics products in Pennsylvania to our plant in Matamoros, Mexico. Other efforts aimed at improving utilization of our manufacturing facilities included shipping a record number of 150mm GaAs wafers from our Oregon fab and record yields in our Pennsylvania and Texas fabs. In spite of these improvement efforts, we expect gross profit to continue to be affected by decreased absorption of fixed overhead costs associated with decreased demand and production volumes.

        Most of the markets in which we operate are highly competitive and characterized by intense price pressure. The average selling prices of many of our products decreased during 2003. Our strategy for maintaining profitability under these conditions is to maintain tight control of our spending, implementing measures to maintain the proper level of capacity such as those described above, and continuing to aggressively develop new products.

        We expect our gross profit in 2004, as a percentage of revenue, to be in the range of 32% to 34%. This increase from 2003 will be attributable to increasing demand and production volumes and the benefit of the cost and capacity reduction efforts we completed during 2003.

Operating expenses

Research, development and engineering

        Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product research and development expenses. Our research, development and engineering expenses increased 11.1% in 2003 to $65.0 million from $58.5 million in 2002. Research, development and engineering expenses as a percentage of revenues decreased to 20.8% in 2003 from 21.9% in 2002.

        The increase in research, development and engineering expenses on an absolute dollar basis was primarily due to the additional research, development and engineering activities associated with our newly acquired businesses from Infineon and Agere and to the ongoing costs associated with our ongoing investment in wireless, broadband, microwave, and optoelectronics products and technologies. We introduced 173 new products during 2003, including several key products, such as our GSM module products, a family of WLAN products, and a family of small form factor optical transceiver products. As a percentage of revenue, the decrease from 2002 to 2003 is attributable to the increase in revenue from 2002 to 2003.

        We intend to continue our investment in research, development, and engineering in our market areas of wireless phones, wireless infrastructure, defense, and optical networks. We are committed to substantial investments in research, development and engineering to continue to improve our product offerings, expand market opportunities, and address the needs of our customers. We expect these expenses will continue at similar levels in the future.

Selling, general and administrative

        Selling, general and administrative expenses include commissions, labor expenses for marketing and administrative personnel, and other corporate administrative expenses. Selling, general and administrative expenses increased 19.9% to $51.4 million in 2003 from $42.9 million in 2002. Selling, general and administrative expenses as a percentage of revenues increased to 16.5% in 2003 compared to 16.0% in 2002. This spending increase was primarily due to increased selling expenses associated with increased revenues and additional costs associated with our acquisition of the Infineon and Agere businesses. We expect our selling, general and administrative costs in 2004 to be generally equivalent to those in 2003.

Impairment of long-lived assets and goodwill

        We recorded no charges from the impairment of long-lived assets in 2003, however, in 2002 we recorded impairment charges of $94.7 million. The impairment charge in 2002 was the result of the abandonment of $5.8 million of certain production assets associated with one of our 6-inch wafer productions lines at our Richardson facility, the writedown of $49.0 million of certain equipment and facilities associated with excess capacity at our Oregon facility and the impairment of $39.9 million of goodwill and other intangibles associated with our acquisitions of businesses from IBM and Infineon. The businesses acquired from IBM and Infineon were assigned to the Oregon operating unit when purchased. The determination and recording of an impairment of the value of certain assets associated with the Oregon operating units was an event which also required the evaluation of the carrying value of goodwill associated with the acquisition of the IBM and Infineon businesses, since these businesses are associated with the Oregon operating unit.

Lease Termination Costs

        During 2003, we recorded a charge of $42.0 million for costs associated with the termination of the lease on our wafer fabrication facility located in Richardson, Texas. Under the original lease agreement sponsored by a financial institution, we were required to make lease payments through August 2005 or purchase the property at that time. In June 2003, we notified the lender of our intention to terminate the lease and purchase the property. The purchase was completed in July 2003. We incurred no similar costs in 2002 and have no similar lease agreements in place at December 31, 2003.

Acquisition related charges

        During 2003, we recorded a charge of $500,000 for the write-off of acquired IPR&D associated with our acquisition of the Agere optoelectronics business. During 2002, we recorded a charge of $8.6 million for the write-off of acquired IPR&D and other costs associated with our acquisition of the Infineon and IBM businesses.

Reduction in work force

        During 2003, we recorded severance costs of $2.5 million. These costs relate to reductions in our workforce of approximately 80 employees, resulting from our efforts to align our costs and capacity with our levels of production and revenues. These reductions primarily impacted the workforce of our newly acquired optoelectronics business and our German engineering and marketing operations. During 2002, we reduced our workforce by approximately 117 employees also as a result of the decreased demand for our products and the underutilization of our fabrication facilities. We recorded a charge of $1.0 million associated with this reduction in workforce.

Interest income (expense)

        Interest income (expense) increased as an expense to $5.9 million in 2003 compared to an expense of approximately $815,000 in 2002. This change was attributable to lower interest rates earned on investments and a lower level of cash and short and long-term investments due to our recent capital investments and acquisitions. Interest rates on short term investment grade securities have continued to decrease over the past 18 months. For example, in 2002 the average commercial paper interest rate was 1.69%. The same average rate declined in 2003 to 1.11%.

Impairment of investments in privately held companies

        We have made several investments in small, privately held technology companies involved in broadband and optical networks in which we hold less than 20% of the capital stock or hold notes receivable which are convertible into capital stock. We account for these investments using the cost method. We monitor these investments for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident. During 2003 and 2002, we recorded impairment losses of $2.4 million and $23.8 million, respectively, on these investments. The balance of these investments as of December 31, 2003 was $2.1 million.

Gain on recovery of impaired investment

        During 2003, we received a cash settlement on a previously impaired promissory note from one of the privately held investees described above, resulting in a gain of $8.5 million. We had no similar gain in 2002.

Gain on retirement of debt

        A gain on retirement of debt resulted from our repurchase in 2002 of $27.7 million principal amount of our convertible subordinated notes at the then current market prices that resulted in a gain of $6.0 million. We repurchased no additional debt in 2003 and recorded no similar gain. From time to time, we may repurchase additional notes in the open market.

Other, net

        Other, net in 2003 was a net expense of approximately $325,000. Other, net in 2002 was $4.9 million, resulting primarily from a realized gain of $4.6 million on a forward currency contract associated with the Infineon acquisition. We had no similar gain in 2003.

Income tax expense (benefit)

        In 2003, we recorded an income tax benefit of $1.5 million compared to an income tax expense of $34.2 million recorded in 2002. The income tax benefit in 2003 was primarily the result of the settlement of certain prior year tax accruals and refunds. The income tax expense in 2002 related to our determination that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of SFAS 109 concerning whether it is more likely than not that our deferred tax assets may not be realized. In both 2003 and 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of SFAS 109. Taxes to be paid in 2004, if any, will be dependent on the tax regulations in the different jurisdictions in which we operate.

Comparison of 2002 and 2001

Revenues

        Revenues decreased 20.2% to $267.3 million in 2002 from $335.0 million in 2001. The decrease in revenues was due to decreased demand generally across all of our optical networking components and semiconductor products for wireless phones, offset by increased revenues from our SAW filter business, particularly duplexers, RF filters and IF filters for handsets. Domestic and international revenues were $116.1 million and $151.2 million, respectively, in 2002 as compared to $187.6 million and $147.4 million, respectively, in 2001. Our distribution of revenues by end market for 2002 was: 45% wireless phones, 31% infrastructure networks, 19% defense, and 5% optical networks. For 2001, the percentage distribution of our revenues by end market was: 35% wireless phones, 35% infrastructure networks, 12% defense, and 18% optical networks.

Gross profit

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

Operating expenses

Research, development and engineering

        Our research, development and engineering expenses increased 13.3% in 2002 to $58.5 million from $51.7 million in 2001. Research, development and engineering expenses as a percentage of revenues increased to 21.9% in 2002 from 15.4% in 2001. The increase in research, development and engineering expenses on an absolute dollar basis was primarily due to the additional research, development and engineering activities associated with our acquisition of the Infineon and IBM businesses, to the engineering and requalification costs associated with the start up and move from our Dallas facility to our Richardson facility and to other costs associated with the increased investment in wireless, broadband and microwave products and technologies. We announced several new products in 2002, a foundry relationship with Philips to develop HBT-based wireless applications, significant progress in design wins and product development in GSM power amplifiers, switches and filters. As a percentage of revenue, the increase from 2001 to 2002 is attributable to the increased spending as well as the decrease in revenue.

Selling, general and administrative

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

Impairment of long-lived assets and goodwill

        Impairment of long-lived assets and goodwill increased to $94.7 million in 2002 from $76.9 million in 2001. The impairment charge in 2001 was the result of the write down of certain equipment and facilities due to excess capacity associated with the Oregon operating unit. In 2002, the impairment charge was the result of the abandonment of $5.8 million of certain production assets associated with one of our 6-inch wafer productions lines at our Richardson facility, the writedown of $49.0 million of certain equipment and facilities associated with excess capacity at our Oregon facility and the impairment of $39.9 million of goodwill and other intangibles associated with our acquisitions of businesses from IBM and Infineon.

Acquisition related charges

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

Outlook for 2004

        We expect revenues to be between $340.0 million and $355.0 million with a gross margin of 32% to 34%. We are projecting our operating income to be at breakeven or better. We expect to incur net interest expense of approximately $4.0 million to $5.0 million and a net tax expense of approximately $1.0 million. In addition, we expect to spend between $22.0 million and $28.0 million in capital expenditures during 2004. This forecast is based on our expectation of increased revenues from stronger demand, primarily from the wireless phone and wireless infrastructure markets; revenue from new products; improved utilization of our factories; and streamlined capacity and cost structures.

Liquidity and Capital Resources

        As of December 31, 2003, we had cash, cash equivalents and short-term investments of $302.1 million, down from $335.9 at December 31, 2002. In addition, we had $98.1 million of investments in long-term marketable securities as of December 31, 2003, which are investments in high-grade securities that mature after one year but within 42 months; a decrease from $131.1 million as of December 31, 2002. As of December 31, 2003, long-term liabilities were $277.0 and represented 60.2% of stockholders' equity. As of December 31, 2002, long-term liabilities were $275.3 million and represented 52.4% of stockholders' equity. Our long-term liabilities as of December 31, 2003 were comprised of $268.8 million of our convertible subordinated notes and $600,000 of long-term accruals associated with our acquisition of the Agere optoelectronics business. This increase, on a percent of stockholders' equity basis, is the result of the decrease in stockholders' equity from accumulated net losses during 2003. As of December 31, 2003, working capital increased to $392.1 million from $377.1 million as of December 31, 2002. This increase in working capital was attributable, in large part, to our reclassification of the land and buildings associated with our optoelectronics operation in Pennsylvania and certain machinery and equipment associated with our Texas and Oregon operations, totaling $24.4 million, from long-term to current, due to their classification as held for sale. Another primary factor was an increase in inventory of $17.0 million, net of those acquired from Agere, due to the transfer of the production of the acquired Infineon products to our Oregon fabrication facility and to meet the seasonal fourth quarter increase in demand. These increases were partially offset by decreases in cash for acquisitions and capital expenditures, as explained further below.

        For 2003, cash used in operating activities was $27.8 million. For 2002 and 2001, cash provided by operating activities was $30.5 million and $147.0 million, respectively. Cash was used by net loss, adjusted for non-cash related items, as well as by increases in current assets and decreases in current liabilities, net of assets and liabilities acquired from Agere. Inventories increased as described above, due to increased demand for wireless phone products and the transfer of production of Infineon products to our Oregon operation. Our inventory turns decreased to 3.7 times at the end of 2003 compared to 5.2 times at the end of 2002. Accounts receivable also increased by $7 million from 2002 to 2003, primarily as a result of increased revenues. Days sales outstanding remained basically flat at 44 days as of the end of 2003 compared to 43 days as of the end of 2002. Accounts payable, net of those acquired from Agere, decreased by $6.2 million as a result of our overall lowered spending.

        For 2003, cash provided by investing activities was $16.1 million. For 2002 and 2001, cash used in investing activities was $52.4 million and $12.0 million, respectively. The change from cash used in investing activities in 2002 to cash provided by investing activities in 2003 is primarily due to our decrease in acquisitions and investments in other companies in 2003. In 2002, we spent $90.1 million in cash on the Infineon business, the IBM business, and investments in other companies. In 2003, we spent $40.0 million on the Agere acquisition and made no further investments in other companies. Capital spending, primarily for production equipment, was $27.9 million in 2003 compared to $24.2 million in 2002.

        Cash provided by financing activities in 2003 was $7.5 million, compared to cash used in financing activities in 2002 and 2001 of $13.6 million and $37.0 million, respectively. The change from cash used for financing in 2002 to cash provided by financing in 2003 was due to the fact that we repurchased $27.7 principal amount of our 4% convertible subordinated notes for cash of $21.1 million in 2002 and made no similar repurchase in 2003. In 2003, the cash provided by financing activities was sourced from stock issuances from employee stock option and stock purchase plans of $7.8 million.

Recent Transactions Affecting Liquidity

        On July 1, 2002, we completed the acquisition of Infineon's GaAs business. At the closing date, we paid Infineon EUR50.0 million, of which EUR10.0 million represented an earnout deposit. Pursuant to the purchase agreement, Infineon may earn up to an additional EUR74.0 million over a 24-month period based upon revenues generated by the acquired business, for an aggregate purchase price of EUR124.0 million. We believe there will be no additional amounts due to Infineon under this agreement and we expect a return of the deposit. In conjunction with our purchase of Infineon's GaAs business, we entered into an interim supply agreement whereby Infineon was required to sell, and we were required to purchase, EUR22.5 million of GaAs business products during a one-year period at stipulated prices. We have fully satisfied our commitment under this interim supply agreement.

        On July 1, 2002, we completed the acquisition of a portion of the assets of IBM's wireless phone chipset business. We paid $16.8 million, net, to IBM for the related assets.

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

        On July 16, 2003, we terminated the lease on our wafer fabrication facility located in Richardson, Texas and took ownership of the facility. In association with the termination of this lease, we released the $17.4 million shown on our December 31, 2002 balance sheet as "Restricted long-term assets" to the financial institution sponsoring the lease and incurred various legal fees associated with the title transfer.

        Our current cash, cash equivalent and short-term investment balances, together with cash anticipated to be generated from operations are currently our principal sources of liquidity and we believe these will satisfy our projected working capital, capital expenditure, and possible investment needs, at a minimum, through the next 12 months. We expect our needs for capital expenditures in 2004 to be between $22.0 million and $28.0 million. The principal risks to these sources of liquidity would be capital expenditure or investment needs in excess of our expectations, in which case we may be required to finance any additional requirements through additional equity offerings, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

Tabular Disclosure of Contractual Obligations

        The following table summarizes our scheduled contractual commitments as of December 31, 2003:

	Due Date
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	($ in Millions)
Convertible subordinated notes	$268.8	—	—	$268.8	—
Operating leases	8.9	1.8	3.6	3.5	—
Long-term accruals(1)	0.6	—	0.6	—	—
Purchase obligations(2)	4.6	—	4.6	—	—
Other obligations(3)	0.5	—	—	—	—
Total	$283.4	$1.8	$8.8	$272.3	—

(1)
This amount represents patent obligations we assumed as part of our acquisition of the Agere optoelectronics business.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on TriQuint and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Amounts relate primarily to cancellation penalties on certain purchase orders for wafers, chemicals, gases, and maintenance agreements. We have estimated the due date as 1 to 3 years, since any obligation would only be due if we were to cancel a purchase order.

(3)
This represents the amounts payable to certain of our officers if terminated for other than cause. It is shown as a total only since there is no specific due date.

Recent Accounting Pronouncements

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest beign recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and noncontrolling interest of the VIE. We do not currently have any variable interests in VIEs, but do not expect the application of the Interpretation to have a significant impact on us.

        In June 2002, the FASB issued Statement No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 ("EITF 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of SAFS 146 were effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of this standard did not have a material effect on our financial position or results of operations.

        In December 2002, the FASB issued Statement No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, which amends FASB Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for transition alternatives for fiscal years ending after December 15, 2002, is effective for interim disclosures for periods beginning after December 15, 2002, and is effective for annual disclosures for fiscal years ending after December 15, 2002. The adoption of this standard did not have a material effect on our financial position or results of operations.

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

        From time to time, the wireless phone, infrastructure network, optical network, and defense markets have experienced significant downturns and wide fluctuations in product supply and demand, often in connection with, or in anticipation of, maturing product cycles, capital spending cycles and declines in general economic conditions. This cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We have experienced, and may experience again, periodic fluctuations in our financial results because of these or other industry-wide conditions. For example, if demand for communications applications were to decrease substantially, demand for the integrated circuits and modules, optical components and modules and SAW filter components in these applications would also decline, which would negatively affect our operating results. Conversely, we believe that current trends such as wireless phone portability, color screens and digital photo capability, and the development of infrastructure in countries such as India and China will increase the demand for our products. We do not know, however, if this will lead to a sustained level of increased demand.

We depend on the continued growth of communications markets.

        We derive all of our product revenues from sales of products and services for electronic communication applications. These markets are characterized by the following:

  •
  cyclical demand;

  •
  intense competition;

  •
  rapid technological change; and

  •
  short product life cycles, especially in the wireless phone market.

        The electronic communications markets have recovered some of their previous pattern of growth. These markets may not resume historical growth rates. If this recovery is not sustained and demand for electronic communications applications declines, our operating results could suffer.

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

        Historically, the average selling prices of our products have decreased over the products' lives and we expect them to continue to do so. To offset these decreases, we rely primarily on achieving yield improvements and other cost reductions for existing products and on introducing new products that can be manufactured at lower costs. Selling prices for our SAW products have declined due to competitive pricing pressures and to the use of newer surface mount package devices that are smaller and less expensive than previous generation filters. For example, we have experienced declines in average selling prices for RF filters for wireless phones due to competitive pressure and filters for base stations due to the use of surface mount packages. We believe our future success depends, in part, on our timely development and introduction of new products that compete effectively on the basis of price and performance and adequately address customer requirements. The success of new product and process introductions depends on several factors, including:

  •
  proper selection of products and processes;

  •
  successful and timely completion of product and process development and commercialization;

  •
  market acceptance of our or our customers' new products;

  •
  achievement of acceptable manufacturing yields;

  •
  our ability to offer new products at competitive prices; and

  •
  managing the cost of raw materials and manufacturing services.

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

        Systems manufacturers may not use GaAs components because the production of GaAs integrated circuits has been, and continues to be, more costly than the production of silicon devices. Systems manufacturers may also be reluctant to rely on a jointly produced product because future supplies may depend on our continued good relationships with those vendors. As a result, we must offer devices that provide superior performance to that of traditional silicon-based devices.

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

        New products have been introduced in the marketplace that use a direct conversion architecture in wireless phones. A direct conversion architecture reduces the number of components used in the receiver portion of wireless phones. Sales of our SAW IF filter products along with some of our receiver products would be negatively impacted by wireless phone manufacturers' use of a direct conversion chipset as new phone models are developed. Direct conversion architecture has been available since the mid-1990's for GSM phones and wireless phone manufacturers are increasing the use of this process in new phones. For 2003, sales of SAW IF filters and receiver products for GSM phones accounted for less than 1% of our total sales. Several companies have recently introduced a direct conversion chipset for CDMA phones which would impact our future revenues from SAW IF filters and receiver products for CDMA phones. Our revenues from SAW IF filters for CDMA phones were approximately 7% of our total revenues and sales of receiver and related products for CDMA phones were approximately 10% of our total revenues for 2003. In addition, we continue to sell products for TDMA wireless phones, which are increasingly migrating to the GSM standard. Our sales of products for TDMA phones were approximately 3% of our total sales for 2003.

        Other filtering technologies including film bulk resonator ("FBAR") and bulk acoustic wave ("BAW") have been introduced and have gained market acceptance in certain applications. This could have a negative impact on our SAW filter sales in certain applications.

        We are actively pursuing new products such as RF filters, duplexers, power amplifiers, and modules to offset the decline in sales of products affected by direct conversion architecture and the potential loss of revenues from products for TDMA phones. If we are not successful in introducing competitive or alternative products, our business, financial condition and results of operation will suffer.

A decline in the growth of wireless communications or in the continued acceptance of CDMA technology, particularly in emerging markets, would have an adverse impact on us.

        Our products for CDMA-based systems, including filters for base stations and receivers and power amplifiers for wireless phones comprise a significant part of our business. CDMA technology is relatively expensive and there can be no assurance that emerging markets, such as China and India, will continue to adopt this technology. Our business and financial results would be adversely impacted if CDMA technology does not continue to gain acceptance or if demand does not strengthen.

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

        Our strategy for wireless phone products depends in large part upon the success of our design and marketing of wireless phone modules. Wireless phone modules represent the incorporation of some or all of the components of the wireless phone radio into a single product. If we are unable to design these modules in a manner acceptable to our customers or have incorrectly anticipated our customers' demand for these products, our operating results will be adversely affected. In addition, manufacturing module products represents a departure from our present component manufacturing business. Production of module products entails different processes, costs, yields, and lead times. If we fail to successfully transition manufacturing resources to produce these products or are unable to do so cost-effectively, our operating results will be adversely affected.

If we fail to sell a high volume of products, our operating results will be harmed.

        Because large portions of our manufacturing costs are relatively fixed, our manufacturing volumes are critical to our operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed. During periods of decreased demand our high fixed manufacturing costs negatively effect our results of operations. We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed in the short-term. However, if the rate of growth of demand decreases, we will not be able to grow our revenue. If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs in the short-term and our operating results would be harmed. In addition, we are selling products to an increasing number of our customers on a consignment basis, which can limit our ability to forecast revenues.

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

Our excess manufacturing capacity may adversely affect our operating results if currently strengthening demand is not sustained and if we are unable to sell our assets held for sale.

        We have converted our Hillsboro facility from four-inch wafer production to six-inch wafer production and have recently expanded the capacity of our Texas operations with the transition to the Richardson facility. In addition, we have acquired additional manufacturing facilities and personnel in connection with our recent acquisition of businesses from Infineon and Agere.

        These increases in capacity will directly relate to significant increases in fixed costs and operating expenses. These increased costs could have an adverse effect on our results of operations during economic downturns. If the current economic improvement does not continue and if we are unable to successfully sell the land and buildings associated with our optoelectronics operation in Pennsylvania and excess equipment associated with our semiconductor manufacturing operations in Texas and Oregon, decreased levels of demand and production in conjunction with these increased expense levels will have an adverse effect on our business, financial condition and results of operations.

We face challenges and risks associated with our acquisition of the optoelectronics business of Agere and, as a result, may not realize the expected benefit of this acquisition.

        In January 2003, we completed the acquisition of a substantial portion of the optoelectronics business of Agere for $40 million in cash plus acquisition costs and certain assumed liabilities. The transaction included the products, technology and some facilities related to Agere's optoelectronics business, which includes active and passive components, amplifiers, transceivers, transponders and other optical products.

        We face risks associated with this acquisition such as:

  •
  our ability to conduct business successfully selling products which we have not previously sold and to support these markets with a substantially smaller sales force than that of Agere;

  •
  our ability to successfully consolidate all manufacturing operations into the Matamoros and Richardson facilities without disrupting product shipments to customers;

  •
  our ability to successfully complete the transition of assembly operations from Breinigsville to Matamoros;

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

  •
  our ability to sustain the business following the expiration of the transition period from Agere;

  •
  our ability to retain existing partners and customers of the Agere business;

  •
  our ability to retain Agere's employees and to integrate them into our corporate culture;

  •
  our ability to develop new products and generate new design wins;

  •
  our ability to dedicate significant management attention and financial resources needed to assimilate these businesses without harming our existing business; and

  •
  increased complexity of our corporate structure requiring additional resources for such responsibilities as tax planning, foreign currency management, financial reporting and risk management.

We face challenges with the integration of our acquisition of Infineon's GaAs business and, as a result, may not realize the expected benefits of this acquisition.

        In July 2002, we completed the acquisition of Infineon's GaAs semiconductor business.

        The challenges involved in integrating this business include:

  •
  realization of expected benefits from the acquisition such as increased business in Europe;

  •
  retention of existing partners and customers;

  •
  transfer and integration of Infineon's process and technologies into our Oregon facility;

  •
  incremental costs associated with a foreign subsidiary such as taxes, duties and employee benefits;

  •
  significant management attention and financial resources needed to assimilate this business; and

  •
  increased complexity of our corporate structure requiring additional resources for such responsibilities as tax planning, foreign currency management and risk management.

If investors or financial or industry analysts do not think the integration of our acquisitions is proceeding as anticipated or that the benefits of the acquisitions may not be realized, the market price of our common stock may decline.

        The market price of our common stock may decline if:

  •
  the integration of our acquisitions is not completed in a timely and efficient manner;

  •
  our assumptions about the business models and operations of the acquired businesses were incorrect or their role in our business does not develop as we planned;

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

        The fabrication of integrated circuits, particularly those made of GaAs, is a highly complex and precise process. Our integrated circuits are currently manufactured on wafers made of GaAs, InP, and LiNbO3. Our SAW filters are currently manufactured primarily on LiNbO3, LiTaO3 and quartz wafers. During manufacturing, each wafer is processed to contain numerous integrated circuits or SAW filters. We may reject or be unable to sell a substantial percentage of wafers or the components on a given wafer because of:

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

        We have a SAW manufacturing and assembly facility located in Apopka, Florida. We also have assembly facilities for SAW products in San Jose, Costa Rica and for optoelectronics products in Matamoros, Mexico. Hurricanes, tropical storms, flooding, tornadoes, and other natural disasters are common events for the southeastern and Gulf of Mexico regions of the United States and in Central America. Additionally, mud slides, earthquakes and volcanic eruptions could also affect our Costa Rican and Oregon facilities. Any disruptions from these or other events would have a material adverse impact on our operations and financial results.

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

        Operating facilities in Costa Rica, Mexico and China presents risks of disruption such as government intervention, currency fluctuations, labor disputes, limited supplies of labor, power interruption, civil unrest, or war. Any such disruptions could have a material adverse effect on our business, results of operations and financial condition.

        Our Costa Rican operation has been a significant contributor to our operating results in the past. We expect our Costa Rican operations to continue to account for a significant proportion of our SAW operations in the future, our Chinese operation to serve significant customers, and our Mexican operation to be an important part of our optoelectronics component business. Any disruption in these operations would have a significant negative impact on our operating results.

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

        For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 75% exemption from Costa Rican income taxes through 2007. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative impact on our net income.

Our business may be adversely affected by acts of terrorism or war.

        Acts of terrorism or war could interrupt or restrict our business in several ways. We rely extensively on the use of air transportation to move our inventory to and from our vendors and to ship finished products to our customers. If war or terrorist acts cause air transportation to be grounded or severely interrupted, our business would be similarly adversely impacted.

        In addition, war or acts of terrorism could cause existing export regulations to be changed, which could limit the extent to which we are allowed to export our products. To the extent that war or acts of terrorism also reduce customer confidence and create general economic weakness, our business would also be adversely affected.

A widespread outbreak of an infectious disease or illness could negatively affect our marketing, assembly and test, design, or other operations, making it more difficult and expensive to meet our obligations to our customers and could result in reduced demand from our customers.

        A widespread outbreak of an infectious disease or illness could adversely affect our operations as well as demand from our customers. A number of countries in the Asia/Pacific region have experienced outbreaks of different infectious diseases and illnesses. As a result of these outbreaks, businesses can by shut down temporarily and individuals can become ill or quarantined.

        We have engineering, marketing, and distribution operations in Korea, Taiwan, and China. In addition, we have subcontract assembly and test operations in Malaysia and Singapore. We also have customers in these and other countries in the Asia/Pacific region where recent health issues have occurred. If our operations or our subcontractors' operations are curtailed because of these health issues, it may interrupt our shipments to our customers, which would adversely affect our results of operations. If our customers' businesses are affected by these health issues, it might delay or reduce their purchases from us, which would also adversely affect our results of operations.

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

        Our reliance on a limited number of suppliers for certain raw materials and parts may impair our ability to produce our products on time and in acceptable yields. For example, at times in the past, we have experienced difficulties in obtaining ceramic packages and lids used in the production of bandpass filters. At other times, the acquisition of relatively simple devices, such as capacitors, has been problematic because of the large demand swings that can occur in the cellular handset market for such components. Our newly acquired optical components group is dependent upon a large number of suppliers, some of which are very small companies, for components that make up their integrated product offerings such as transceivers and transponders. The success of these products is critical to the overall success of our business. The primary risk to our source of supply to manufacture these products is the currently depressed state of the optical network market and its potential impact on smaller vendors in terms of possible bankruptcy or inability to meet delivery schedules. In addition, our reliance on these vendors may negatively affect our production if the components, equipment or services vary in reliability or quality. If we are unable to obtain timely deliveries of sufficient quantities of acceptable quality or if the prices increase, our results of operations could be harmed.

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

        The fabrication of integrated circuits and SAW filters from substrate materials such as GaAs, InP, LiNbO3, LiTaO3 and quartz and the modules containing these components is a highly complex and precise process. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to rework or replace the products. Our products may contain undetected defects or failures that only become evident after we commence volume shipments. We have experienced product quality, performance or reliability problems from time to time. We are currently experiencing field failures and returns on some components and are collecting data for analysis and evaluation as to the extent of the problem. Other defects or failures may also occur in the future. If failures or defects occur, we could:

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

        If technologies or standards supported by our or our customers' products become obsolete or fail to gain widespread commercial acceptance, our results of operations may be materially impacted. Because of continual improvements in semiconductor technology, including those in high-performance silicon technologies such as CMOS, where substantially more resources are invested than in other technologies such as GaAs or SAW products, we believe that our future success will depend, in part, on our ability to continue to improve our product and process technologies. We must also develop new technologies in a timely manner. In addition, we must adapt our products and processes to technological changes and to support emerging and established industry standards. We have and must continue to perform significant research and development into advanced material development such as InP, gallium nitride (GaN), and silicon carbide (SiC) to compete with future technologies of our competitors. These research and development efforts may not be accepted by our customers, and therefore may not achieve sustained production in the future. We may not be able to improve our existing products and process technologies, develop new technologies in a timely manner or effectively support industry standards. If we fail to do so, our customers may select another GaAs or SAW product or move to an alternative technology.

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

        For our integrated circuit devices, we compete primarily with both manufacturers of high-performance silicon integrated circuits as well as manufacturers of GaAs integrated circuits. Our silicon-based competitors include companies such as Applied Micro Circuits Corporation, Maxim Integrated Products Inc., Motorola, Philips, STMicroelectronics N.V and others. Our GaAs-based competitors include companies such as Anadigics Inc., Fujitsu Microelectronics, Inc., Raytheon, RF Micro Devices, Skyworks Solutions, Inc., Vitesse Semiconductor Corp and others. For our SAW devices our competitors include companies such as CTS Wireless Components, Micro Networks, Phonon, RF Monolithics, Vectron, EPCOS AG, Temex, Fujitsu, Murata, Toyocom and others. For our optoelectronics business, competitors include companies such as JDS Uniphase, Bookham, Fujitsu/Sumitomo, Agilent, Finisar, and Avanex. Competition could also come from companies ahead of us in developing alternative technologies such as InP integrated circuits and digital filtering and direct conversion devices.

        Competition from existing or potential competitors may increase due to a number of factors including, but not limited to, the following:

  •
  offering of new or emerging technologies in integrated circuit or optical component design using alternative materials such as InP;

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

        Our future success depends in large part on the continued service of our key technical, marketing and management personnel. We also depend on our ability to continue to identify, attract and retain qualified technical employees, particularly highly skilled design, process and test engineers involved in the manufacture and development of our products and processes. We must also recruit and train employees to manufacture our products without a substantial reduction in manufacturing yields. There are many other semiconductor companies located in the communities near our facilities and, as the economy improves, it may become increasingly difficult for us to attract and retain those employees. The competition for key employees is intense, and the loss of key employees could negatively affect us.

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

        Our sales outside of the United States were 61% of revenues in 2003 and 56% of revenues in 2002. We face inherent risks from these sales, including:

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

        In February 2003, several nearly identical putative civil class action lawsuits were filed in the United States District Court for the Middle District of Florida against Sawtek, Inc., our wholly owned subsidiary since July 2001. The lawsuits also named as defendants current and former officers of Sawtek and our company. The cases were consolidated into one action, and an amended complaint was filed in this action on July 21, 2003. The amended class action complaint is purportedly filed on behalf of purchasers of Sawtek's stock between January 2000 and May 24, 2001, and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as Securities and Exchange Commission Rule 10b-5, by making false and misleading statements and/or omissions to inflate Sawtek's stock price and conceal the downward trend in revenues disclosed in Sawtek's May 23, 2001 press release. The complaint does not specify the amount of monetary damages sought. Sawtek and the individual defendants filed their motion to dismiss on September 3, 2003, and briefing on the motion was completed on November 19, 2003. The court heard oral argument on November 21, 2003, and issued an order partially denying the motion to dismiss on December 19, 2003. Specifically, the court found that the complaint was not barred by the statute of limitations, but reserved ruling on the other aspects of the motion to dismiss. Because the statute of limitations issue is a novel question of law, the court stayed the proceedings in this case to allow the defendants to file an interlocutory appeal to the Eleventh Circuit Court of Appeals. Defendants duly filed for interlocutory appeal on January 22, 2004. Because the Court of Appeals is considering the identical issue in another matter, the appeal process has been stayed, pending the Court of Appeals' decision in the other matter. We deny the allegations contained in the complaint and intend to continue our vigorous defense against these claims. This litigation may, however, require us to spend a substantial amount of time and money and could distract management from our day to day operations. In addition, there can be no assurance as to our success in defending ourselves against these charges. This and any future securities class action litigation could be expensive and divert our management's attention and harm our business, regardless of its merits.

Our stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.

        The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $8.74 to a low of approximately $2.70 during the 52 weeks ended December 31, 2003. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

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

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Equivalents, Short-term and Long-term Investments

        Our investments in cash equivalents, short-term investments and long-term investments are classified as available-for-sale securities and are comprised of highly rated, short and medium-term investments, such as U.S. government agencies, corporate debt securities and other such low risk investments, in accordance with an investment policy approved by our Board of Directors. All of these investments are held at fair value. Although we manage investments under an investment policy, economic, market and other events may occur which we cannot control. Although the risks are minimal, fixed rate securities may have their fair value adversely impacted because of changes in interest rates and credit ratings. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer principal losses if we were to sell securities that have declined in value because of changes in interest rates or issuer credit ratings. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading speculative purposes. We do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.

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

        The following table shows the fair values of our investments and convertible subordinated notes as of December 31, 2003 (in thousands):

	Cost	Fair Value
Cash and cash equivalents	$222,024	$222,024
Available-for-sale investments (including unrealized gains of $102)	$178,138	$178,240
Convertible subordinated notes	$268,755	$255,704

Foreign Currency Risk

        We are exposed to currency exchange fluctuations, as we sell our products internationally and have operations in Costa Rica, Germany, Mexico, and China. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We do engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments and to hedge material cash flows that are not denominated in U.S. dollars, in accordance with a foreign exchange risk management policy approved by our Board of Directors. We primarily use currency forward contracts for this purpose. This hedging activity will reduce, but may not always entirely eliminate, the impact of currency exchange movements. As of December 31, 2003, we had $2.0 million open commitments to purchase foreign currency and $13.0 million open commitments to sell foreign currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

        See Index to Consolidated Financial Statements, which appears on page F-1.

        The following is the unaudited consolidated supplementary financial data for each of the eight quarters ended December 31, 2003. This quarterly data should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations and our consolidated financial statements appearing elsewhere in this document.

	Three months ended 2003				Three months ended 2002
	Dec. 31	Sept. 30	Jun. 30	Mar. 30	Dec. 31	Sept. 30	Jun. 30	Mar. 30
	(In thousands, except per share information) (Unaudited)
Consolidated Statement of Operations Data:
Revenues	$89,008	$78,794	$72,815	$71,655	$72,710	$71,020	$61,232	$62,351
Cost of sales	60,091	55,351	54,090	55,732	46,096	45,891	38,916	41,294

Gross profit	28,917	23,443	18,725	15,923	26,614	25,129	22,316	21,057
Operating expenses:
Research, development and engineering	14,137	15,834	17,702	17,360	16,439	16,667	12,201	13,240
Selling, general and administrative	12,155	11,696	14,404	13,161	11,593	9,938	10,671	10,687
Special charges(1)	—	(160)	44,605	500	88,911	15,415	—	—

Total operating expenses	26,292	27,370	76,711	31,021	116,943	42,020	22,872	23,927

Income (loss) from operations	2,625	(3,927)	(57,986)	(15,098)	(90,329)	(16,891)	(556)	(2,870)
Interest income (expense) and other	(1,845)	(1,530)	(1,527)	(1,297)	(460)	(408)	4,830	134
Impairment charge—investments in other companies	(2,237)	(150)	—	—	(15,678)	(4,850)	(3,250)	—
Gain on recovery of previously impaired investment	8,450	—	—	—	—	—	—	—
Gain on retirement of debt	—	—	—	—	—	3,711	2,298	—

Income (loss) before income tax	6,993	(5,607)	(59,513)	(16,395)	(106,467)	(18,438)	3,322	(2,736)
Income tax expense (benefit)(2)	(1,868)	157	47	120	43,113	(9,224)	899	(547)

Net income (loss)	8,861	(5,764)	(59,560)	(16,515)	(149,580)	(9,214)	2,423	(2,189)

Per share data:
Per share net income:
Basic	$0.07	$(0.04)	$(0.45)	$(0.12)	$(1.13)	$(0.07)	$(0.02)	$0.02

Diluted	$0.06	$(0.04)	$(0.45)	$(0.12)	$(1.13)	$(0.07)	$(0.02)	$0.02

Weighted-average common shares	134,694	134,187	133,554	133,188	132,733	132,168	131,656	131,280

Weighted-average common and common equivalent shares	140,606	134,187	133,554	133,188	132,733	132,168	134,844	131,280

(1)
For the quarters ended September 30, 2003, June 30, 2003, and September 30, 2002, we recorded charges of ($160,000), $2.6 million, and $1.0 million, respectively, for severance related costs. For the quarter ended June 30, 2003, we recorded lease termination costs of $42.0 million. For the quarters ended December 31, 2002 and September 30, 2002, we recorded charges of $88.9 million and $5.8 million, respectively, for the impairment of long lived assets and goodwill. For the quarters ended March 31, 2003 and September 30, 2002, we recorded acquisition related charges of $500,000 and $8.6 million, respectively.

(2)
For the quarter ended December 31, 2002, we recorded a valuation allowance of $88.0 million against all of our deferred tax assets in accordance with the provisions of SFAS 109. This charge was offset by tax benefits from operating losses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9(A). CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

        Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is included under the captions Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance contained in our Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Information required by this item will be included under the caption Executive Compensation and Other Matters contained in our Proxy Statement for our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information contained in our Proxy Statement for our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item is included under the caption Certain Relationships and Related Transactions contained in our Proxy Statement for our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this item is included under the caption Ratification of Independent Auditors contained in our Proxy Statement for our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(a)(3) Exhibits

3.1(1)	Certificate of Incorporation of Registrant
3.1.1(2)	Certificate of Amendment to Certificate of Incorporation
3.1.2(11)	Certificate of Correction to Certificate of Incorporation
3.1.3(11)	Certificate of Designation of Series A Participating Preferred Stock
3.1.4(11)	Certificate of Amendment to Certificate of Incorporation
3.2(1)	Bylaws of Registrant
4.1(3)
Preferred Shares Rights Agreement, dated as of June 30, 1998 between Registrant and ChaseMellon Shareholder Services, L.L.C, including the Certifcate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.
4.2(4)	Indenture dated February 24, 2000 between the Registrant and State Street Bank and Trust Company of California, N.A.
10.4(5)	Letter Agreement dated November 22, 1991 between Registrant and Steven J. Sharp
10.18(7)	1996 Stock Incentive Program and forms of agreement thereunder
10.19(1)	Form of Indemnification Agreement executed by Registrant and its officers and directors pursuant to Delaware reincorporation
10.22(15)	1998 Nonstatutory Stock Option Plan and forms of agreement thereunder
10.23(9)	1998 Employee Stock Purchase Plan and forms of agreement thereunder
10.33(8)	Sawtek Inc. Employee Stock Ownership and 401(k) Plan
10.34(12)	Sawtek Inc. 2000 Implementation Agreement
10.35(12)	Sawtek Inc. 2000 Modified ESOP Loan Agreement
10.36(12)	Sawtek Inc. 2000 Renewed ESOP Note
10.37(12)	Sawtek Inc. Second Stock Option Plan
10.38(12)	Sawtek Inc. Stock Option Plan for Acquired Companies

10.40(13)*	Amended Sale and Transfer Agreement between Infineon Technologies AG, Infineon Technologies North America Corp., Registrant and TriQuint GmbH dated as of April 29, 2002
10.41(8)	Letter Agreement dated June 28, 2002 between Registrant and Ralph G. Quinsey
10.42(14)	Asset Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of October 21, 2002
10.42.1(14)	Amendment No. 1 to Asset Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003
10.42.2(14)	Assignment and Bill of Sale and Assumption Agreement by and between Agere Systems Inc. and TriQuint Optoelectronics, Inc. dated as of January 2, 2003
10.42.3(14)	Assignment and Bill of Sale and Assumption Agreement by and between Agere Systems Inc. and TriQuint Technology Holding Co. dated as of January 2, 2003
10.43.4(14)	Intellectual Property Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003
10.43.5(14)	Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003
10.43.7(14)
Equity Purchase Agreement by and among Agere Systems Inc., Agere Systems International, LLC, Registrant, TriQuint International Holding Co., TriQuint International Holding LLC and Agere Systems de Mexico, S. DE R.L. DE C.V. dated as of January 2, 2003
10.44(16)	Letter Agreement dated November 20, 2002 between Registrant and Raymond A. Link
12.1	Computation of Ratios of Earnings to Fixed Charges
21.1	Subsidiaries
23.1	Consent of KPMG LLP, Independent Auditors
24.1	Power of Attorney (see page 67)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

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

(5)
Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-70594) as declared effective by the Securities and Exchange Commission on December 13, 1993.

(6)
Incorporated by reference to the exhibits filed with Registrant's Report on Form 8-K (File No. 000-22660) filed with the Securities and Exchange Commission on June 14, 1996.

(7)
Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-81273) as declared effective by the Securities and Exchange Commission on June 22, 1999, as amended by Registrant's Registration Statement on Form S-8 (File No. 333-39730), as declared effective by the Securities and Exchange Commission on June 20, 2000, as amended by Registrant's Registration Statement on Form S-8 (File No. 333-61582), as declared effective by the Securities and Exchange Commission on May 24, 2001, as amended by Registrant's Registration Statement on Form S-8 (File No. 333-105701), as declared effective by the Securities and Exchange Commission on May 30, 2003 and incorporated by reference to Registrant's Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 4, 2003.

(8)
Incorporated by reference to Registrant's Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 13, 2002.

(9)
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

(10)
Incorporated by reference to Registrant's Annual Report on Form 10-K (File No. 000-22660) for the fiscal year ended December 31, 2000 filed with the Securities an Exchange Commission on March 28, 2001.

(11)
Incorporated by reference to Registrant's Registration Statement on Form S-4 (File No. 333-62062) declared effective by the Securities and Exchange Commission on June 13, 2001.

(12)
Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the Securities and Exchange Commission on July 25, 2001.

(13)
Incorporated by reference to the exhibits filed with Registrant's Report on Form 8-K (File No. 000-22660) filed with the Securities and Exchange Commission on July 15, 2002.

(14)
Incorporated by reference to the exhibits filed with Registrant's Report on Form 8-K (File No. 000-22660) filed with the Securities and Exchange Commission on January 17, 2003.

(15)
Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-102085) as declared effective by the Securities and Exchange Commission on December 20, 2002 and incorporated by reference to Registrant's Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 4, 2003.

(16)
Incorporated by reference to Registrant's Annual Report on Form 10-K (File No. 000-22660) filed with the Securities and Exchange Commission on March 27, 2003.

(b)
Reports on Form 8-K

        We filed a Report on Form 8-K/A with the Securities and Exchange Commission on March 17, 2003 to amend the Report on Form 8-K filed on January 17, 2003. The amendment was filed to disclose the audited financial statements of Agere's optoelectronics business which we purchased.

        On April 24, 2003, we furnished a Current Report on Form 8-K reporting under Item 9 of Form 8-K that on April 24, 2003, we were issuing a press release and holding a conference call regarding our financial results for the three months ended March 31, 2003.

        On July 24, 2003, we furnished a Current Report on Form 8-K reporting under Item 9 of Form 8-K that on July 24, 2003, we were issuing a press release and holding a conference call regarding our financial results for the three months ended June 31, 2003.

        On October 23, 2003, we furnished a Current Report on Form 8-K reporting under Item 9 of Form 8-K that on October 23, 2003, we were issuing a press release and holding a conference call regarding our financial results for the three months ended September 30, 2003.

        On December 18, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting under Item 5 of Form 8-K the resignation of Steven P. Miller from service as a member of our board of directors.

(c)
Exhibits

        See Item 15(a)(3) above.

(d)
Financial Statement Schedules

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

Date: March 11, 2004

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on behalf of the registrant by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN J. SHARP Steven J. Sharp	Chairman of the Board	March 11, 2004
/s/ RALPH G. QUINSEY Ralph G. Quinsey	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2004
/s/ RAYMOND A. LINK Raymond A. Link	Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 11, 2004
/s/ FRANCISCO ALVAREZ Francisco Alvarez	Director	March 11, 2004
/s/ PAUL A. GARY Paul A. Gary	Director	March 11, 2004
/s/ CHARLES SCOTT GIBSON Charles Scott Gibson	Director	March 11, 2004
/s/ NICOLAS KAUSER Nicolas Kauser	Director	March 11, 2004
/s/ WALDEN C. RHINES Walden C. Rhines	Director	March 11, 2004
/s/ EDWARD F. TUCK Edward F. Tuck	Director	March 11, 2004
/s/ WILLIS C. YOUNG Willis C. Young	Director	March 11, 2004

INDEPENDENT AUDITORS' REPORT

The Board of Directors
TriQuint Semiconductor, Inc.:

        We have audited the accompanying consolidated balance sheets of TriQuint Semiconductor, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriQuint Semiconductor, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ending December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Portland, Oregon
February 4, 2004

TRIQUINT SEMICONDUCTOR, INC.

Consolidated Statements of Operations

(In thousands, except share and per share information)

	Years ended December 31,
	2003	2002	2001
Revenues	$312,272	$267,313	$334,972
Cost of goods sold	225,264	172,197	198,537

Gross profit	87,008	95,116	136,435
Operating expenses:
Research, development and engineering	65,033	58,547	51,685
Selling, general and administrative	51,415	42,889	46,718
Impairment of long-lived assets and goodwill	—	94,740	76,933
Lease termination costs	41,962	—	—
Acquisition related charges	500	8,575	7,546
Reduction in work force	2,484	1,011	1,077

Total operating expenses	161,394	205,762	183,959

Loss from operations	(74,386)	(110,646)	(47,524)

Other income (expense):
Interest income	6,135	11,869	27,366
Interest expense	(12,009)	(12,684)	(14,574)
Impairment charge—investments in other companies	(2,387)	(23,778)	(15,057)
Gain on recovery of previously impaired investment	8,450	—	—
Gain on retirement of debt	—	6,009	9,401
Other, net	(325)	4,911	(155)

Other income (expense), net	(136)	(13,673)	6,981

Loss before income taxes	(74,522)	(124,319)	(40,543)
Income tax expense (benefit)	(1,544)	34,241	(14,332)

Net loss	$(72,978)	$(158,560)	$(26,211)

Per share data:
Per share net loss:
Basic and diluted	$(0.54)	$(1.20)	$(0.20)

Weighted-average common and common equivalent shares	133,920,188	131,969,397	129,784,170

See accompanying notes to consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.

Consolidated Balance Sheets

(In thousands, except share and per share information)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$222,024	$226,226
Investments in marketable securities	80,106	109,687
Trade accounts receivable, net	41,911	34,977

	344,041	370,890

Inventories, net:
Raw material	20,917	13,598
Work in process	26,620	12,352
Finished goods	17,749	10,333

	65,286	36,283

Assets held for sale	24,423	—
Other current assets	14,089	9,621

Total current assets	447,839	416,794

Long-term investments in marketable securities	98,134	131,127
Property, plant and equipment, net	221,678	153,887
Other investment	—	88,092
Restricted long-term assets	—	17,408
Other non-current assets, net	25,149	33,358

Total assets	$792,800	$840,666

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of capital lease obligations	$—	$341
Accounts payable	18,905	12,930
Accrued payroll	7,668	8,781
Other accrued liabilities	29,144	17,637

Total current liabilities	55,717	39,689
Other long-term liabilities	8,207	6,550
Convertible subordinated notes	268,755	268,755

Total liabilities	332,679	314,994

Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value. Authorized 600,000,000 shares; 135,403,258 shares and 133,162,755 shares issued and outstanding at December 31, 2003 and 2002	135	133
Additional paid-in capital	460,593	452,761
Accumulated other comprehensive income	59	661
Unearned ESOP compensation	—	(195)
Retained earnings (Accumulated deficit)	(666)	72,312

Total stockholders' equity	460,121	525,672

Total liabilities and stockholders' equity	$792,800	$840,666

See accompanying notes to consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share information)

	Common stock		Treasury stock			Accumulated other comprehensive income		Retained earnings (accumulated deficit)
					Additional paid-in capital		Unearned ESOP compensation		Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2000	129,196,799	$129	(40,755)	$(1,142)	$438,641	$79	$(586)	$237,002	$674,123
Issuance of common stock under plans	2,250,064	2	241,293	5,577	7,893	—	—	—	13,472
Income tax benefit of stock option exercises	—	—	—	—	11,605	—	—	—	11,605
Adjustment to conform fiscal year of pooled entity	(57)	—	(25,714)	(785)	(626)	—	—	20,081	18,670
Purchase of treasury stock	—	—	(480,417)	(9,778)	—	—	—	—	(9,778)
ESOP allocation	—	—	—	—	—	—	196	—	196
Retirement of treasury stock	(305,593)	—	305,593	6,128	(6,128)	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	379	—	—	379
Non cash compensation expense	—	—	—	—	318	—	—	—	318
Net loss	—	—	—	—	—	—	—	(26,211)	(26,211)

Balance, December 31, 2001	131,141,213	131	—	—	451,703	458	(390)	230,872	682,774
Issuance of common stock under plans	2,021,542	2	—	—	9,132	—	—	—	9,134
Income tax benefit of stock option exercises	—	—	—	—	(8,074)	—	—	—	(8,074)
ESOP allocation	—	—	—	—	—	—	195	—	195
Accumulated other comprehensive income	—	—	—	—	—	203	—	—	203
Net loss	—	—	—	—	—	—	—	(158,560)	(158,560)

Balance, December 31, 2002	133,162,755	133	—	—	452,761	661	(195)	72,312	525,672
Issuance of common stock under plans	2,240,503	2	—	—	7,832		—	—	7,834
ESOP allocation	—	—	—	—	—	—	195	—	195
Accumulated other comprehensive income	—	—	—	—	—	(602)	—	—	(602)
Net loss	—	—	—	—	—	—	—	(72,978)	(72,978)

Balance, December 31, 2003	135,403,258	$135	—	$—	$460,593	$59	$—	$(666)	$460,121

See accompanying notes to consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(72,978)	$(158,560)	$(26,211)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,516	38,312	29,782
Income tax benefit of stock option exercises	—	(8,074)	11,605
Adjustment to conform year end of pooled entity	—	—	39,099
Loss on sale or disposal of assets	856	287	334
Impairment on long-lived assets and goodwill	—	94,740	76,933
Lease termination costs	41,962	—	—
Acquired in-process research and development	500	8,575	—
Gain on retirement of debt	—	(6,009)	(9,401)
Realized gain on forward contract	—	(4,570)	—
Non cash compensation expense	—	—	318
Gain on recovery of previously impaired investment	(8,450)	—	—
Impairment charge—investments in other companies	2,387	23,778	15,755
Deferred income taxes	—	35,120	(27,635)
ESOP allocation	195	195	196
Change in assets and liabilities net of acquisitions:
Receivables	(7,042)	(445)	43,406
Inventories	(17,003)	(1,447)	15,403
Prepaid and other assets	(2,591)	3,574	(5,839)
Accounts payable and accrued liabilities	(5,122)	5,068	(16,750)

Net cash provided by (used in) operating activities	(27,770)	30,544	146,995

Cash flows from investing activities:
Purchase of available-for-sale investments	(342,727)	(456,569)	(417,800)
Proceeds from note receivable	11,250	—	—
Sale of available-for-sale investments	404,742	535,761	422,532
Purchase of held-to-maturity investments	—	—	(225,483)
Maturities of held-to-maturity investments	—	—	322,951
Decrease (increase) in restricted long-term assets	—	(2,861)	38,250
Infinion acquisition	—	(49,557)	—
IBM acquisition	—	(23,411)	—
Agere acquisition	(40,151)	—	—
Capital expenditures	(27,934)	(24,185)	(147,066)
Investments in other companies	—	(17,103)	(6,800)
Purchase of other investments	—	(14,475)	—
Proceeds from sale of assets	10,895	—	1,375

Net cash provided by (used in) investing activities	16,075	(52,400)	(12,041)

Cash flows from financing activities:
Principal payments under capital lease and installment note obligations	(341)	(1,598)	(2,796)
Repurchase of convertible subordinated notes	—	(21,137)	(37,871)
Purchase of common stock for treasury	—	—	(9,778)
Issuance of common stock, net	7,834	9,089	13,472

Net cash provided by (used in) financing activities	7,493	(13,646)	(36,973)

Net increase (decrease) in cash and equivalents	(4,202)	(35,502)	97,981
Cash and cash equivalents at beginning of year	226,226	261,728	163,747

Cash and cash equivalents at end of year	$222,024	$226,226	$261,728

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$10,762	$11,744	$14,150

Income taxes	$702	$992	$11,586

See accompanying notes to consolidated financial statements.

TriQuint Semiconductor, Inc.

Notes to Consolidated Financial Statements

(In thousands unless noted otherwise, except share and per share amounts)

1. Summary of Significant Accounting Policies

  Description of the Company

        TriQuint Semiconductor, Inc. (the "Company") is a leading supplier of high-performance components and modules for communications applications. The Company's products are used in markets such as wireless phones, infrastructure networks, optical networks and defense with a specific focus on radio frequency ("RF") and optical applications. The Company provides customers with standard and custom product solutions as well as foundry services. Products are based on advanced process technologies including gallium arsenide, indium phosphide and surface acoustic wave ("SAW").

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in which the Company does not exercise significant influence are recorded at cost (generally less than a 20% interest). The Company has no investments in which it exercises significant influence but which it does not control (generally 20% to 50% ownership interest). All significant intercompany accounts and transactions are eliminated in consolidation.

  Reclassifications

        Certain amounts in the December 31, 2002 and 2001 financial statements have been reclassified to conform to the December 31, 2003 presentation. These reclassifications had no effect on net income or loss or stockholders' equity as previously reported.

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

  Revenue Recognition

        Standard product revenues are recognized upon shipment of product with provisions established for estimated customer and distributor product returns based on the Company's experiences and/or contractual agreements. Generally, the Company ships products FOB shipping point. The Company recognizes revenues on certain foundry and customer-specific products based on certain design, manufacturing and other milestones. The Company recognizes revenues on cost-plus contracts as work is performed. Revenues from customers who have acceptance criteria are not recognized until all acceptance criteria are satisfied. The Company has certain distributor agreements by which the distributors are able to return a percentage of shipments within an allotted time. The Company reserves this contractual amount in full at the time of shipment. Revenue from distributors was $17.6 million, $14.3 million and $18.6 million in 2003, 2002 and 2001, respectively. Additionally, the Company records a general reserve based on historical experience and judgement of expected levels of returns, as well, as the Company becomes aware of potential returns due to warranty or other issues.

  Product Warranty

        The Company estimates a liability for costs to repair or replace products under warranties for one-year and technical support costs when the related product revenue is recognized.

        The liability for product warranties is calculated based upon historical experience and specific warranty issues.

        Product warranty activity consisted of:

	2003	2002
Beginning balance	$2,159	$1,577
Acquisition related	9,300	—
Accruals	1,321	1,388
Applications	(3,487)	(806)

Ending balance	$9,293	$2,159

  Cash Equivalents

        The Company considers all highly liquid debt and other instruments purchased with an original maturity of three months or less to be cash equivalents. These investments include obligations of U.S. government agencies, corporate debt securities and money market funds. Cash equivalents were $222.0 million and $226.2 million at December 31, 2003 and 2002, respectively.

  Investments

        Investment securities at December 31, 2003 and 2002 consisted of U.S. treasury securities and obligations of U.S. government agencies, municipal notes and bonds, corporate debt securities and other investments. All are available-for-sale.

        The Company's investment policy sets minimum credit quality criteria and maximum maturity limits on its investment to provide for safety of principal, liquidity and a reasonable rate of return. Investments for which maturity from the balance sheet date is greater than one year are classified as long-term investments in marketable securities.

        Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities sold. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

  Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has established an allowance for doubtful accounts of $1,211 and $3,867 at December 31, 2003 and 2002, respectively, which represents the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance by performing on-going evaluations of its customers and their ability to make payments. The Company determines the adequacy of the allowance based on length of time past due, historical experience and judgement of economic conditions. Additionally, the Company has a credit policy that is applied to potential customers. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

  Inventories

        Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market (net realizable value). Costs include materials, direct labor and overhead. Inventories are shown net of reserves of $16,801 and $19,786 at December 31, 2003 and 2002, respectively. Existing inventories are evaluated each period for excess quantities and obsolescence. This evaluation includes identifying those parts specifically identified as obsolete and reserving for them, analyzing forecasted demand versus quantities on hand and reserving for the excess, identifying and recording other specific reserves, and estimating and recording a general reserve based on historical experience and our judgement of economic conditions. Although management feels that these are appropriate indicators of inventory valuation, these are estimates based on information that is subjective. If future demand or market conditions are less favorable than the projections, additional inventory reserves may be required and would be reflected in the financial statements in the period the adjustment is made. In addition, open purchase orders for some materials contain cancellation penalties. As of December 31, 2003, the Company had open purchase orders with potential penalties totaling $2,600.

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

Other intangible assets consists primarily of patents, developed technology and other intangibles with estimable useful lives, ranging from two to 10 years, are amortized on a straight-line basis over their estimated useful lives and debt issuance costs. The Company performs impairment tests when events and circumstances warrant. Prior to the adoption of SFAS No. 142, other intangible assets were amortized on a straight-line basis from two to 10 years. The amount of other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. Financing costs related to the issuance of debt are capitalized as other noncurrent assets, net and amortized to interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method.

        Intangible assets consisted of the following (in thousands):

	At December 31,
	2003	2002
Intangible assets:
Patents, technology and other	$10,044	$7,065
Debt issuance costs	9,252	9,252

	$19,296	16,317
Less:
Patents, technology and other amortization	$4,493	1,238
Debt issuance amortization	5,335	4,101

	$9,468	$10,978

Intangible assets are included in other non-current assets in the Consolidated Balance Sheet. See additional discussion of intangible assets in Footnote 6.

  Investments in Other Companies

        The Company has made several investments in small, privately held technology companies. The Company accounts for these investments using the cost method as the Company does not have significant influence over the companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when an other-than-temporary decline is evident. The Company evaluates the financial condition of the investee, market conditions and other factors providing an indication of the fair value of the investments. As of December 31, 2003 and 2002, the book value of investments in privately held companies was $2.1 million and $7.3 million, respectively.

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

  Comprehensive Income (Loss)

        The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Accumulated other comprehensive income includes unrealized holding gains and losses on available-for-sale investments and unrealized gains and losses on cash flow hedges which are included as a separate component of stockholders' equity until realized. For the years presented, other comprehensive loss approximates net income.

  Net Loss Per Share

        Basic net loss per share is net loss available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net loss per share is similar to basic except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect.

        Common stock equivalents related to stock options and conversion of convertible subordinated notes totaling 16,600,243, 14,997,417, and 16,342,181 were anti-dilutive and, therefore, were not included in the diluted net income (loss) per share calculation for 2003, 2002 and 2001, respectively.

  Financial Instruments

        The carrying amount of cash equivalents, investments, trade accounts receivable and accounts payable, accrued payroll and other accrued liabilities approximates fair value due to the short-term nature of these instruments. The fair value of capital lease obligations at December 31, 2002 was estimated by discounting the future cash flows using market interest rates and did not differ significantly from that reflected in the accompanying financial statements. The fair market value of the 4% convertible subordinated notes due 2007 was $255,704 at December 31, 2003 and $208,547 at December 31, 2002.

        Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  Income Taxes

        Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. For 2002 and 2003, the Company determined that a valuation allowance should be recorded against all of its deferred tax assets.

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

  Forward Exchange Contracts

        The Company accounts for derivatives and hedging activities in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Certain Hedging Activities ("SFAS 133"), as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

        On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign-currency fair-value or cash-flow hedge (foreign currency hedge), or a hedge or a net investment in a foreign operation. For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Changes in the fair-value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm committement of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of derivatives that are highly effective as hedges and that are designated and qualify foreign-currency hedges are recorded in either earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge or cash-flow hedge.

        As of December 31, 2003, the Company had forward currency contracts outstanding of $15 million to hedge net balance sheet exposures, of which $13 million were to sell euros and $2 million to buy euros at varying dates.

  ESOP Compensation Expense

        The Company accounts for ESOP shares acquired prior to January 1, 1993 in accordance with Statement of Position 76-3, Accounting Practices for Certain Employee Stock Ownership Plans ("SOP 76-3") which requires compensation expense to be measured using the cost basis of the shares when the shares are committed to be released to employees.

  Stock-Based Compensation

        The Company accounts for compensation cost related to employee stock options and other forms of employee stock-based compensation plans other than ESOP in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company also applies FASB Statement No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied.

        The Company continues to apply the provisions of APB 25 in accounting for its plans. As the fair value was equal to the grant price on the date of grant no compensation cost has been recognized for its stock based compensation awards in the financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock based compensation awards under SFAS 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below

	2003	2002	2001
Net income (loss) as reported	$(72,978)	$(158,560)	$(26,211)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(53,559)	(56,253)	(36,642)

Pro forma net income (loss)	$(126,537)	$(214,813)	$(62,853)

Earnings per share:
Basic and diluted—as reported	$(0.54)	$(1.20)	$(0.20)
Basic and diluted—pro forma	$(0.94)	$(1.63)	$(0.48)

  Impairment of Long-lived Assets and Long-lived Assets to be Disposed of

        FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS 144"), provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held-for-sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002.

        In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined by reference to market prices or through discounted cash flow analysis, depending on the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

  Impact of Recently Issued Accounting Pronouncements

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and noncontrolling interest of the VIE. The Company does not currently have any variable interests in VIEs, but does not expect the application of the Interpretation to have a significant impact on it.

        In June 2002, the FASB issued Statement No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 ("EITF 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of SFAS 146 were effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

        In December 2002, the FASB issued Statement No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, which amends FASB Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for transition alternatives for fiscal years ending after December 15, 2002, is effective for interim disclosures for periods beginning after December 15, 2002, and is effective for annual disclosures for fiscal years ending after December 15, 2002. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

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

  Infineon Technologies AG GaAs Business

        On July 1, 2002, the Company completed the acquisition of the GaAs Business of Infineon Technologies AG ("Infineon"). The acquisition was accounted for as a purchase transaction and the results of operations are included in the consolidated financial statements from the date of acquisition. At the closing date, the Company paid Infineon EUR50.0 million, of which EUR10.0 million represents an earnout deposit. Pursuant to the purchase agreement, Infineon may earn up to an additional EUR74.0 million over a 24-month period based upon revenues generated by the acquired business, for an aggregate purchase price of EUR124.0 million. The Company does not anticipate any additional payments under this agreement and expects a return of the deposit. Subsequent to the close of the acquisition, certain fixed assets were also purchased for EUR5.5 million less EUR1.5 million in funded liabilities acquired ($4.0 million at various spot rates). There are also various other guarantees and contingencies which could affect the amount of the final purchase price. On October 1, 2002, the time period lapsed for the Company to reach a subsequent agreement with Infineon as to the inclusion of Infineon's Hi Rel business in the acquisition of Infineon's GaAs Business. Since an agreement was not reached, the minimum purchase price of the acquisition was adjusted to EUR42.0 million from EUR45.0 million. The Company acquired this business to strengthen its European presence and to expand its market and product offerings in the wireless communications industry.

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

        In connection with this acquisition, the Company obtained a third-party valuation of the assets for purposes of the purchase price allocation. Acquired in-process research and development ("IPR&D") assets were expensed at the date of acquisition in accordance with FASB Interpretation No. 4 ("FIN 4"), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. Each project was analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based upon management's estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The discount rates utilized ranged from 25% to 50% and were based on the novelty of the technology, the risks remaining to complete each project, and the extent of the Company's familiarity with the technology. The goodwill acquired in this transaction was allocated to the Oregon operating unit. In addition, as of December 31, 2002, the Company wrote off all goodwill associated with this acquisition.

A Portion of the Assets of IBM's Wireless Phone Chipset Business

        On July 1, 2002, the Company completed the acquisition of a portion of the assets of IBM's wireless phone chipset business. The acquisition was accounted for as a purchase transaction and the results of operations are included in the consolidated financial statements from the date of acquisition. At the closing date, the Company paid $21.8 million to IBM for the related assets, of which $5.0 million represented an earnout deposit. As of December 31, 2003, the $5.0 million earnout deposit has been returned to the Company. The Company acquired this business to expand its market and product offerings in the wireless communications industry and to strengthen its capabilities in silicon germanium process technology.

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

        In connection with this acquisition, the Company obtained a third-party valuation of the assets for purposes of the purchase price allocation. Acquired IPR&D assets were expensed at the date of acquisition in accordance with FIN 4. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. Each project was analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based upon management's estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the product's development and commercialization will meet management's time schedule. The discount rate utilized was 29% and was based on the novelty of the technology, the risks remaining to complete each project, and the extent of the Company's familiarity with the technology. The goodwill acquired in this transaction was allocated to the Oregon operating unit. In addition, as of December 31, 2002, the Company wrote off all goodwill associated with this acquisition.

  A Portion of Agere's Optoelectronics Business

        On January 2, 2003, we completed our acquisition of a substantial portion of the Optoelectronics Business of Agere for $40 million in cash plus acquisition costs and certain assumed liabilities. We acquired this business to expand our market and the product offerings of our optical networks business. The transaction included the products, technology and some facilities related to Agere's Optoelectronics Business, which includes active and passive components, amplifiers, transceivers, transponders and other products. As part of the acquisition, the Company also assumed operation of the back-end assembly and test operations associated with these components at a leased facility in Matamoros, Mexico.

        Details of the purchase price were as follows (in thousands):

Cash paid at closing	$40,000
Acquisition costs	200

Total purchase price	$40,200

        The purchase price was allocated to the assets and liabilities based on fair values as follows (in thousands):

Inventory	$12,000
Other assets	12,000
Property, plant and equipment	36,271
Identifiable intangibles	2,178
Acquired in-process research and development	500
Liabilities	(22,749)

Allocated purchase price	$40,200

        Through a transition services agreement, Agere provided some business infrastructure services to us for a short period following the close of the transaction to ensure seamless transition of the business operations. On May 6, 2003, we sold a portion of the assets acquired in this transaction for $6.6 million in cash.

        In connection with this acquisition and the acquisitions made in 2002 and 2001 as described below, we obtained third-party valuations of the assets for purposes of purchase price allocation. Acquired in-process research and development ("IPR&D") assets were expensed at the date of acquisition in accordance with FASB Interpretation No. 4 ("FIN 4"), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. The projects were analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based upon management's estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the products' development and commercialization will meet management's time schedule. The discount rate is based on the novelty of the technology, the risks remaining to complete each project, and the extent of our familiarity with the technology. Accordingly, IPR&D of $500,000 based on a discount rate of 35% associated with the portion of the Agere Optoelectronics Business which we acquired, was expensed as of the date of acquisition.

        The pro forma amounts shown for the twelve months ended December 31, 2002 reflect adjustments for both the Infineon and Agere acquisitions. The pro forma amounts shown for the year ended December 31, 2001 reflect adjustment for the Infineon acquisition only.

	Pro forma (Unaudited)
	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001
Revenues	$508,514	$280,552
Net loss	(382,392)	(170,547)
Loss per share—basic	$(2.90)	$(1.29)
Loss per share—diluted	$(2.90)	$(1.29)

3. Short-term and Long-term Investments in Marketable Securities

        The cost, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale investments by types and classes of security at December 31, 2003 and 2002 consisted of the following (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At December 31, 2003
Available-for-sale:
U.S. treasury securities and obligations of U.S. government agencies	$128,280	$257	$208	$128,329
Corporate debt securities and other	49,858	53	—	49,911

Total investments	$178,138	$310	$208	$178,240

At December 31, 2002
Available-for-sale:
U.S. treasury securities and obligations of U.S. government agencies	$144,083	$482	$8	$144,557
Municipal notes and bonds
Corporate debt securities and other	96,070	192	5	96,257

Total investments	$240,153	$674	$13	$240,814

        Investments by contractual maturity are as follows (in thousands):

	Cost	Fair value
At December 31, 2003
Due or callable in one year or less	$80,077	$80,106
Due after one year through 42 months	$98,061	$98,134

4. Property, Plant and Equipment

        Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2003	2002
Land	$19,691	$11,686
Buildings	89,226	38,440
Leasehold improvements	2,014	16,910
Machinery and equipment	236,017	181,757
Furniture and fixtures	6,972	8,790
Computer equipment and software	20,269	18,784
Assets in process	6,385	9,348

	380,574	285,715
Less accumulated depreciation and amortization	158,896	131,828

	$221,678	$153,887

        Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was $35,029, $35,502 and $28,016 respectively. This includes depreciation expense associated with equipment leased to another company classified as "Other, net" in the Consolidated Statement of Operations of $5 and $71 for the years ended December 31, 2003 and 2002, respectively. There was no similarly classified depreciation expense in 2001.

5. Leases

        At December 31, 2003, the Company had no outstanding capital leases. At December 31, 2002, the Company had outstanding $341 of capital leases. The interest rates on these capital leases ranged from 7.9% to 9.9%. The leases were payable in monthly installments of principal and interest through 2003 and were secured by equipment.

        The Company also leases certain equipment, office and manufacturing space under operating leases that expire at various dates through 2008. The future minimum lease payments under installment notes and non-cancelable leases as of December 31, 2003 were as follows (in thousands):

Operating leases
Years ending:
December 31, 2004	1,768
December 31, 2005	1,783
December 31, 2006	1,799
December 31, 2007	1,816
December 31, 2008	1,712

Total	$8,878

        Rent expense under operating leases was $2,672, $2,168, and $11,392 during the years ended December 31, 2003, 2002 and 2001, respectively.

        In August 2000, the Company acquired a 420,000 square foot wafer fabrication facility located in Richardson, Texas for $87 million. The acquisition was financed by a variable interest entity ("VIE") sponsored by a financial institution in which the Company contributed $73 million and a lender contributed $14 million. In September 2002, the Company completed an improvement to the Richardson, Texas facility, of which $18.5 million was financed through the same financial institution-sponsored VIE as part of the original financing agreement. The Company contributed $14.5 million and the lender contributed $4.0 million. Of the total amount contributed to the VIE, the Company was required to collateralize 97% through pledged investment securities and a participation interest in the VIE. Under the agreement, the Company was required to make lease payments through August 2005 or purchase the property at that time. On July 16, 2003, the Company terminated the lease on its wafer fabrication facility located in Richardson, Texas and took ownership of the facility. In association with the termination of this lease, the Company released the $17.4 million on its balance sheet as "Restricted long-term assets" as of December 31, 2002 to the financial institution sponsoring the lease and incurred various legal fees associated with the title transfer. In addition, of the $88.1 million shown on the Company's balance sheet as "Other investment" as of December 31, 2002, representing the Company's previous participation in the VIE financing of the facility, $46.1 million was reclassified as "Property, plant and equipment" and $42.0 million was recorded as a noncash charge to earnings during the year ended December 31, 2003 for costs associated with the termination of this lease. This charge is classified as "Lease termination costs" on the Consolidated Statements of Operations.

6. Goodwill and Other Acquisition-Related Intangible Assets

        Changes in the carrying amount of goodwill for 2003 and 2002 were as follows (in thousands):

Balance as of December 31, 2001	$—

Workforce reclassified as goodwill	450
Goodwill acquired during the period	31,706
Sale of a portion of acquired IBM business	(733)
Impairment of goodwill	(30,973)

Balance as of December 31, 2002	$450

Goodwill acquired during the period	—
Impairment of goodwill	—

Balance as of December 31, 2003	$450

        Information regarding the Company's other acquisition-related intangible assets and goodwill was as follows (in thousands):

	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and other	$10,044	$4,493	$5,551	$7,065	$1,238	$5,827

Total	$10,044	$4,493	$5,551	$7,065	$1,238	$5,827

        Amortization expense of other acquisition-related intangible assets was $3,254, $1,503 and $256 for the years ended December 31, 2003, 2002 and 2001, respectively. The periods over which the Company amortizes these intangible assets range from two to 10 years, depending on the estimated useful life of the intangible asset. In addition, amortization of bond issuance costs was $1,233, $1,307 and $1,510 in 2003, 2002 and 2001 respectively. This expense is classified as "Interest expense" in the Consolidated Statements of Operations. The net asset balances are included in "Other current assets" in the Consolidated Balance Sheets.

        The estimated future amortization expense of other acquisition-related intangible assets is as follows (in thousands):

Years ending:
December 31, 2004	$2,551
December 31, 2005	2,416
December 31, 2006	289
December 31, 2007	289
December 31, 2008	220
Thereafter	220

7. Assets Held for Sale

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the Company has classified the buildings and land associated with its Pennsylvania operations, totaling $22,291, and certain equipment, totaling $2,132 associated with its Texas operations as assets held for sale. The Company is marketing these assets for sale and expects to sell them within a year.

8. Other Accrued Liabilities

        Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2003	2002
Warranty liability	$9,293	$2,159
Accrued interest payable	3,583	3,584
Accrued real estate tax	95	2,225
Sales return reserve	4,387	1,768
Other	11,786	7,901

	$29,144	$17,637

9. Convertible Subordinated Notes

        In February and March 2000, the Company completed the sale of $345,000 aggregate principal amount of 4% convertible subordinated notes due 2007, raising approximately $333,900 net of fees and expenses. The notes are unsecured obligations of the Company and subordinated to all of the Company's present and future senior indebtedness. Interest on the notes is payable in arrears semiannually on each March 1 and September 1. The notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company's common stock at a conversion price per share of $67.80, subject to certain adjustments. During 2002, the Company repurchased approximately $27,745 of these notes at a cost of $21,137. The repurchase resulted in a gain on retirement of long term debt of $6,009 which is net of a write down of issuance costs of $599. During 2001, the Company repurchased approximately $48,500 of these notes at a cost of $39,100, which included a write-down of issuance cost of $1,228. This repurchase resulted in a gain of $9,401.

10. Income Taxes

        Domestic and foreign pre-tax income (loss) was as follows:

	Years ended December 31,
	2003	2002	2001
Domestic	$(88,889)	$(139,158)	$(52,462)
Foreign	14,367	14,839	11,919

Total	$(74,522)	$(124,319)	$(40,543)

        Income tax expense (benefit) consisted of:

	Years ended December 31,
	2003	2002	2001
Current:
Federal	$741	$6,063	$11,946
State	(1,916)	1,087	1,644
Foreign	(369)	—	—

Total current	(1,544)	7,150	13,590

Deferred:
Federal	—	24,554	(24,088)
State	—	2,537	(3,834)
Foreign	—	—	—

Total deferred	—	27,091	(27,922)

Income tax expense (benefit)	$(1,544)	$34,241	$(14,332)

        The effective tax rate differed from the federal statutory income tax rate as follows:

	Years ended December 31,
	2003	2002	2001
Tax computed at federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income tax, net of federal effect	(2.0)	(2.0)	(3.8)
Increase in valuation allowance	38.1	69.7	11.7
Non-deductible merger costs	—	—	3.3
Foreign sales benefit	—	(0.8)	(4.9)
Current benefit of tax exemption of Costa Rican subsidiary	(5.7)	(5.6)	(8.7)
Subpart F income	3.0	—	—
IRS settlement	2.7	—	—
Other, including tax credits, tax-exempt interest income and dividend income	(3.2)	1.2	2.0

Effective tax rate	(2.1)%	27.5%	(35.4)%

        The tax effects of significant items comprising the Company's deferred tax asset and liability were as follows:

	2003	2002
Deferred tax assets:
Amortization and depreciation	27,546	16,753
Capitalized research and development expenditures	8,434	9,559
Reserves and allowances	4,215	9,140
Accrued liabilities	1,430	2,750
Asset impairment	27,777	36,001
Impairment of investment in other companies	5,463	14,699
Inventory	6,839	—
Other	—	2,778
Net operating loss carryforwards	44,670	—
Capital loss carryforwards	6,174	—
Research and development and other credits	2,338	2,338

Total deferred tax asset	134,886	94,018
Valuation allowance	(134,886)	(94,018)

Net deferred tax asset/(liability)	$—	$—

        The Company recorded a tax provision benefit of approximately $1.5 million for the year ended December 31, 2003. The provision does not reflect a benefit for current year losses due to a full valuation allowance against deferred tax assets. The net change in total valuation allowance for the deferred tax assets for 2003, 2002 and 2001 were increases of $40,868, $88,003 and $5,856 respectively.

        In assessing the realizability of deferred tax assets, SFAS No. 109 establishes a more likely than not standard. If it is determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

        Although the Company anticipates future sustained profitability, SFAS No. 109 requires that recent historical operating performance and income projections be considered in assessing the realizability of the deferred tax assets. The more likely than not assessment was principally based upon the losses generated during 2003, 2002 and 2001.

        At December 31, 2003, the Company had approximately $114,560 of net operating loss carryforwards to offset future U.S. taxable income, expiring from 2004 through 2023, $99,565 for state tax purposes, expiring 2003 through 2023 and $4,962 for foreign tax purposes, which begin to expire in 2007. Additionally, during 2003 the Company generated $16,248 of capital loss carryforward to offset future capital gains, which will expire in 2008. The Company has placed a full valuation allowance against the tax effect of all net operating and capital loss carryforwards.

        For 2003, the Company generated $1,362 of net operating loss carryforwards resulting from stock option transactions, which were offset by a valuation allowance. The Company will record benefits to additional paid in capital as the net operating losses are realized pursuant to SFAS No 109. Due to the creation of a valuation allowance against deferred tax assets during 2002, the Company recorded a decrease to additional paid-in capital of $8,074 to reverse the benefit of net operating loss carryforwards generated from stock option transaction.

        During 2003, the Company settled an IRS tax examination relating to the 2000 and 2001 tax years, which resulted in the reduction of net operating loss carryforwards by $2,292 and $10,105, respectively.

        The Company provided for deferred taxes on the non-repatriated earnings of its subsidiary in Costa Rica prior to fiscal 2000. This subsidiary benefited from a complete exemption from Costa Rican income taxes through 2003, 75% exemption through 2005, and 50% exemption thereafter through 2007. In 2000, the Company determined that its investment in Costa Rica was permanent and that its earnings are considered indefinitely reinvested; and, accordingly, no provision for United States federal and state income taxes has been provided for 2003, 2002 or 2001. In the event the Costa Rican subsidiary remits these earnings to the U.S. parent; the earnings may be subject to U.S. federal and state income taxes. The estimated unrecognized deferred income tax liability on these unremitted earnings at December 31, 2003 and 2002 is approximately $44,300 and $39,600, respectively.

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

        The Company's chief operating decision maker is considered to be the President and Chief Executive Officer (the "CEO"). The Company's CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The CEO receives certain disaggregated financial information for the Company's four markets: Wireless Phones, Infrastructure Networks, Optical Networks and Defense, and four operating units: Oregon, Optoelectronics, Texas and Sawtek.

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

        Revenues by business markets (as defined by the Company in 2002), as a percentage of total revenues for 2003, 2002 and 2001 were as follows: Wireless Phones, 41%, 45% and 35% respectively; Infrastructure Networks, 29%, 31% and 35% respectively; Optical Networks, 14%, 5% and 18% respectively; and Defense, 16%, 19% and 12% respectively.

        Revenues outside of the United States, in thousands, were approximately $189,000 in 2003 of which revenues to Korea were approximately $49,100. In 2002 and 2001, revenues outside of the United States, in thousands, were approximately $151,200 and $147,500 respectively, of which revenues to Korea were $34,900 in 2002. There were no other foreign countries to which revenues represented 10% or more of revenues.

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

        Selected financial information by geographical area is summarized below (in thousands):

	Years ended December 31,
	Revenues			Operating Income (Loss)			Total Assets
	2003	2002	2001	2003	2002	2001	2003	2002
United States	$258,515	$214,001	$292,746	$(84,289)	$(124,758)	$(57,977)	$657,063	$719,279
Costa Rica	84,438	79,147	60,975	10,002	14,220	10,467	135,737	121,851
Transfers/Eliminations	(30,681)	(25,835)	(18,749)	(99)	(108)	(14)	0	(464)

Consolidated Results	$312,272	$267,313	$334,972	$(74,386)	$(110,646)	$(47,524)	$792,800	$840,666

        To date, substantially all sales have been denominated in U.S. dollars. The functional currency for the Costa Rican operations is the U.S. dollar as sales, most material cost and equipment are U.S. dollar denominated. The impact of fluctuations of the local Costa Rican currency is not considered significant and is not hedged.

        Revenues for significant customers, those representing approximately 10% or more of total revenues for each period, were as follows:

	Years ended December 31,
	2003	2002	2001
Nokia	—	10%	15%
Motorola	14%	16%	—

        Related receivables from Motorola customer were 8% and 9% of trade accounts receivable at December 31, 2003 and 2002, respectively.

13. Employee Benefit Plans

        The Company has a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees in the United States. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. Company contributions to the 401(k) Plan were approximately $733, $745 and $2,226 in 2003, 2002 and 2001. The Company also has profit share and other benefit plans covering substantially all employees worldwide. The Company made contributions under these plans of approximately $180, $211, and $170 for 2003, 2002 and 2001, respectively.

        In addition, the Company has established a stock ownership plan and stock purchase plan. Under an Employee Stock Ownership Plan for Sawtek employees, the Company made contributions of approximately $209, $223, and $237 during 2003, 2002 and 2001, respectively. Share allocation to participants' accounts were 831,599, 887,164, and 942,727 during 2003, 2002 and 2001 respectively. Under an Employee Stock Purchase Plan employees are able to purchase the Company's common stock at 85% of fair market value.

14. Stock Options

  Stock Option Plans

        Under the 1987 and 1996 Stock Incentive Programs, the 1998 Nonstatutory Stock Option Plan, and the acquired Sawtek Stock Option Plan (the "Plans"), the Company has authorized the issuance of 11,386,612, 31,050,000, 4,000,000 and 2,602,827 common shares, respectively, of which a total of 8,091,958 shares were available to grant as of December 31, 2003. The 1987 and 1996 Plans provide for the grant of incentive stock options to officers and other employees of the Company or any parent or subsidiary. The 1998 Plan provides for the grant of non-qualified stock options to non-officer employees of the Company. Subject to the discretion of the Board of Directors, options granted under the Plans generally vest and become exercisable at the rate of 28% at the end of the first year, and thereafter at a rate of 2% per month and have a 10 year term.

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

	Stock Option Plans
	2003	2002	2001
Risk-free interest rate	3.52%	3.82%	4.56%
Expected life in years	5.8	5.4	5.4
Expected volatility	93%	97%	94%
Per share weighted-average fair value	$3	$5	$11
	Employee Stock Purchase Plans
	2003	2002	2001
Risk-free interest rate	1.24%	2.00%	3.49%
Expected life in years	0.5	0.5	0.5
Expected volatility	71%	95%	114%
Per share weighted-average fair value	$2	$2	$6

        Activity under the Company's stock option plans was as follows:

	Number of shares	Weighted- average exercise price
Options outstanding at December 31, 2000	16,657,832	$15.98
Options:
Granted	4,250,219	16.51
Exercised	(2,060,654)	3.59
Canceled	(1,184,993)	23.91

Options outstanding at December 31, 2001	17,662,404	$16.80
Options:
Granted	4,355,426	6.88
Exercised	(1,128,666)	3.06
Canceled	(1,720,900)	21.87

Options outstanding at December 31, 2002	19,168,264	$14.94
Options:
Granted	7,265,033	4.14
Exercised	(527,920)	3.03
Canceled	(1,648,627)	11.36

Options outstanding at December 31, 2003	24,256,750	$12.21

        The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2003:

Range of exercise prices	Number outstanding as of December 31, 2003	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable as of December 31, 2003	Weighted- average exercise price
$0.59 - 3.04	3,222,206	4.87	$2.66	2,906,786	$2.63
3.05 - 3.42	702,978	5.93	3.27	463,081	3.32
3.44 - 3.53	2,644,731	9.23	3.52	145,591	3.53
3.54 - 4.63	1,152,088	5.27	3.95	791,370	3.92
4.66 - 4.66	2,846,169	9.01	4.66	0	0.00
4.67 - 7.21	3,174,078	8.12	6.35	1,221,017	6.29
7.44 - 10.38	2,476,551	7.10	9.85	1,419,825	9.95
10.76 - 21.13	3,965,828	6.65	15.86	3,074,073	16.90
21.28 - 36.50	2,509,036	6.67	32.18	1,588,748	31.66
36.75 - 61.44	1,563,085	6.00	44.74	1,349,591	44.77

	24,256,750	7.09	$12.21	12,960,082	$15.22

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

16. Impairments

        During 2002, the Company recorded charges of $94,740 for impairment of long-lived assets and goodwill to reduce the carrying value for which market values were impaired due to current and projected market conditions resulting in excess capacity. These charges were comprised of:

  •
  The impairment of property, plant and equipment for which carrying value exceeded fair value by $48,984 as supported by independent appraisal. This impairment charge related to excess facility space and equipment in the Company's Oregon operation.

  •
  An impairment charge of $5,829 resulting from a decision to abandon certain production assets associated with one of the Company's 6-inch wafer production lines at the Richardson facility.

  •
  An impairment charge of $30,973 related to the evaluation of the carrying value of the goodwill associated with recent acquisitions. The Company determined that an impairment of this nature existed due to the impairment of the carrying value of the assets assigned to the Oregon operating unit, an event requiring the evaluation of the goodwill associated with these acquisitions assigned to this operating unit. The impairment was determined based upon the Company's estimate of fair value of the Oregon operating unit. In addition, other intangible assets related to these acquisitions were reduced by $8,954 to decrease their carrying value to market value as determined through a present value analysis similar to that prepared for the original purchase price allocation. There was no similar impairment charge recorded in 2003.

        Additionally during 2003, 2002 and 2001, the Company recorded charges of $2,387, $23,778 and $15,057 related to a decline of the carrying value of certain privately held investments. These investments were in small companies whose valuations declined significantly based on factors such as current equity offerings, projected financial conditions and decline in market value of similar companies.

17. Severance Costs

        In June 2003, the Company adopted a plan to reduce its operating costs and streamline its available capacity. As part of this plan, the Company determined that it would terminate approximately

80 employees associated with its optoelectronics business in Breinigsville, Pennsylvania and its design center in Munich, Germany. In June 2003, the Company accrued and recorded as a charge to earnings $2,633 for expected severance costs. An adjustment to reduce this amount by $160 was recorded in September 2003 to reflect a reduction in the number of employees originally expected to be impacted. As of December 31, 2003, a liability of $752, included in "Other accrued liabilities" on the Consolidated Balance Sheets, remains for the unpaid portion of the severance costs. In addition, the Company also assumed accrued severance costs of $1,800 as part of the acquisition of its optoelectronics business from Agere. As of December 31, 2003, a liability of $838, included in "Other accrued liabilities" on the Consolidated Balance Sheets, remains for the unpaid portion of those severance costs.

18. Litigation

        In February 2003, several nearly identical putative civil class action lawsuits were filed in the United States District Court for the Middle District of Florida against Sawtek, Inc., the Company's wholly owned subsidiary since July 2001. The lawsuits also named as defendants current and former officers of Sawtek and the Company. The cases were consolidated into one action, and an amended complaint was filed in this action on July 21, 2003. The amended class action complaint is purportedly filed on behalf of purchasers of Sawtek's stock between January 2000 and May 24, 2001, and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as Securities and Exchange Commission Rule 10b-5, by making false and misleading statements and/or omissions to inflate Sawtek's stock price and conceal the downward trend in revenues disclosed in Sawtek's May 23, 2001 press release. The complaint does not specify the amount of monetary damages sought. Sawtek and the individual defendants filed their motion to dismiss on September 3, 2003, and briefing on the motion was completed on November 19, 2003. The court heard oral argument on November 21, 2003, and issued an order partially denying the motion to dismiss on December 19, 2003. Specifically, the court found that the complaint was not barred by the statute of limitations, but reserved ruling on the other aspects of the motion to dismiss. Because the statute of limitations issue is a novel question of law, the court stayed the proceedings in this case to allow the defendants to file an interlocutory appeal to the Eleventh Circuit Court of Appeals. Defendants duly filed for interlocutory appeal on January 22, 2004. Because the Court of Appeals is considering the identical issue in another matter, the appeal process has been stayed, pending the Court of Appeals' decision in the other matter. The Company denies the allegations contained in the complaint and intends to continue its vigorous defense against these claims.

        In December 2002, the Company filed a lawsuit against Finisar Corporation in Multnomah County Circuit Court of Oregon. The lawsuit alleged that Finisar failed to pay the Company for semiconductor wafers delivered between September 2000 and December 2001. In response to the complaint, Finisar Corporation filed an answer, affirmative defenses and counterclaims alleging that the Company's wafers were defective. Finisar alleged claims for breach of contract, breach of warranty, negligence, and restitution. In 2003, this matter was settled to the satisfaction of both parties.

TRIQUINT SEMICONDUCTOR, INC.
Schedule II—Valuation and Qualifying Accounts
(in thousands)

Years ended December 31,	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
2001
Allowance for doubtful accounts	$1,755	$854	$(44)	$2,565
Inventory valuation reserve	10,645	15,898	(6,372)	20,171
Estimated liability for warranty	1,265	727	(415)	1,577
2002
Allowance for doubtful accounts	$2,565	$1,424	$(122)	$3,867
Inventory valuation reserve	20,171	1,349	(1,734)	19,786
Estimated liability for warranty	1,577	1,388	(806)	2,159
2003
Allowance for doubtful accounts	$3,867	$755	$(3,411)	$1,211
Inventory valuation reserve	$19,786	$6,222	$(9,207)	$16,801
Estimated liability for warranty(1)	2,159	10,621	(3,487)	9,293

(1)
Of the $10,621 additions charged to warranty costs and expenses, $9,300 were acquisition related.

S-1

TRIQUINT SEMICONDUCTOR, INC.

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Certificate of Incorporation of Registrant
3.1.1(2)	Certificate of Amendment to Certificate of Incorporation
3.1.2(11)	Certificate of Correction to Certificate of Incorporation
3.1.3(11)	Certificate of Designation of Series A Participating Preferred Stock
3.1.4(11)	Certificate of Amendment to Certificate of Incorporation
3.2(1)	Bylaws of Registrant
4.1(3)	Preferred Shares Rights Agreement, dated as of June 30, 1998 between Registrant and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.
4.2(4)	Indenture dated February 24, 2000 between the Registrant and State Street Bank and Trust Company of California, N.A.
10.4(5)	Letter Agreement dated November 22, 1991 between Registrant and Steven J. Sharp
10.18(7)	1996 Stock Incentive Program and forms of agreement thereunder
10.19(1)	Form of Indemnification Agreement executed by Registrant and its officers and directors pursuant to Delaware reincorporation
10.22(15)	1998 Nonstatutory Stock Option Plan and forms of agreement thereunder
10.23(9)	1998 Employee Stock Purchase Plan and forms of agreement thereunder
10.33(8)	Sawtek Inc. Employee Stock Ownership and 401(k) Plan
10.34(12)	Sawtek Inc. 2000 Implementation Agreement
10.35(12)	Sawtek Inc. 2000 Modified ESOP Loan Agreement
10.36(12)	Sawtek Inc. 2000 Renewed ESOP Note
10.37(12)	Sawtek Inc. Second Stock Option Plan
10.38(12)	Sawtek Inc. Stock Option Plan for Acquired Companies
10.40(13)*	Amended Sale and Transfer Agreement between Infineon Technologies AG, Infineon Technologies North America Corp., Registrant and TriQuint GmbH dated as of April 29, 2002
10.41(8)	Letter Agreement dated June 28, 2002 between Registrant and Ralph G. Quinsey
10.42(14)	Asset Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of October 21, 2002
10.42.1(14)	Amendment No. 1 to Asset Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003
10.42.2(14)	Assignment and Bill of Sale and Assumption Agreement by and between Agere Systems Inc. and TriQuint Optoelectronics, Inc. dated as of January 2, 2003
10.42.3(14)	Assignment and Bill of Sale and Assumption Agreement by and between Agere Systems Inc. and TriQuint Technology Holding Co. dated as of January 2, 2003
10.43.4(14)	Intellectual Property Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003
10.43.5(14)	Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003
10.43.7(14)	Equity Purchase Agreement by and among Agere Systems Inc., Agere Systems International, LLC, Registrant, TriQuint International Holding Co., TriQuint International Holding LLC and Agere Systems de Mexico, S. DE R.L. DE C.V. dated as of January 2, 2003
10.44(16)	Letter Agreement dated November 20, 2002 between Registrant and Raymond A. Link
12.1	Computation of Ratios of Earnings to Fixed Charges
21.1	Subsidiaries

23.1	Consent of KPMG LLP, Independent Auditors
24.1	Power of Attorney (see page 67)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

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

(5)
Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-70594) as declared effective by the Securities and Exchange Commission on December 13, 1993.

(6)
Incorporated by reference to the exhibits filed with Registrant's Report on Form 8-K (File No. 000-22660) filed with the Securities and Exchange Commission on June 14, 1996.

(7)
Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-81273) as declared effective by the Securities and Exchange Commission on June 22, 1999, as amended by Registrant's Registration Statement on Form S-8 (File No. 333-39730), as declared effective by the Securities and Exchange Commission on June 20, 2000, as amended by Registrant's Registration Statement on Form S-8 (File No. 333-61582), as declared effective by the Securities and Exchange Commission on May 24, 2001, as amended by Registrant's Registration Statement on Form S-8 (File No. 333-105701), as declared effective by the Securities and Exchange Commission on May 30, 2003 and incorporated by reference to Registrant's Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 4, 2003.

(8)
Incorporated by reference to Registrant's Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 13, 2002.

(9)
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

(10)
Incorporated by reference to Registrant's Annual Report on Form 10-K (File No. 000-22660) for the fiscal year ended December 31, 2000 filed with the Securities an Exchange Commission on March 28, 2001.

(11)
Incorporated by reference to Registrant's Registration Statement on Form S-4 (File No. 333-62062) declared effective by the Securities and Exchange Commission on June 13, 2001.

(12)
Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the Securities and Exchange Commission on July 25, 2001.

(13)
Incorporated by reference to the exhibits filed with Registrant's Report on Form 8-K (File No. 000-22660) filed with the Securities and Exchange Commission on July 15, 2002.

(14)
Incorporated by reference to the exhibits filed with Registrant's Report on Form 8-K (File No. 000-22660) filed with the Securities and Exchange Commission on January 17, 2003.

(15)
Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-102085) as declared effective by the Securities and Exchange Commission on December 20, 2002 and incorporated by reference to Registrant's Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 4, 2003.

(16)
Incorporated by reference to Registrant's Annual Report on Form 10-K (File No. 000-22660) filed with the Securities and Exchange Commission on March 27, 2003.

QuickLinks

TRIQUINT SEMICONDUCTOR, INC. 2003 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9(A). CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
TRIQUINT SEMICONDUCTOR, INC. Consolidated Statements of Operations (In thousands, except share and per share information)
TRIQUINT SEMICONDUCTOR, INC. Consolidated Balance Sheets (In thousands, except share and per share information)
TRIQUINT SEMICONDUCTOR, INC. Consolidated Statements of Stockholders' Equity (In thousands, except share information)
TRIQUINT SEMICONDUCTOR, INC. Consolidated Statements of Cash Flows (In thousands)
TriQuint Semiconductor, Inc. Notes to Consolidated Financial Statements (In thousands unless noted otherwise, except share and per share amounts)
TRIQUINT SEMICONDUCTOR, INC. Schedule II—Valuation and Qualifying Accounts (in thousands)
EXHIBIT INDEX