Form 10-Q
period 2004-03-31
TRIQUINT SEMICONDUCTOR INC
filed 2004-05-10
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes  ☒  No  ☐

As of March 31, 2004, there were 136,103,648 shares of the registrant’s common stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

PART I—FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues	$89,903	$71,655
Cost of goods sold	60,423	55,732
Gross profit	29,480	15,923
Operating expenses:
Research, development and engineering	16,075	17,360
Selling, general and administrative	12,305	13,161
In-process research and development	—	500
Total operating expenses	28,380	31,021
Income (loss) from operations	1,100	(15,098)
Other income (expense):
Interest income	1,622	1,854
Interest expense	(3,018)	(3,004)
Other, net	73	(147)
Total other expense, net	(1,323)	(1,297)
Loss before income tax	(223)	(16,395)
Income tax expense (benefit)	(225)	120
Net income (loss)	$2	$(16,515)
Per share data:
Net income (loss) per share—basic	$0.00	$(0.12)
Weighted-average common shares	135,773,298	133,187,766
Net income (loss) per share—diluted	$0.00	$(0.12)
Weighted-average common and common equivalent shares	142,378,672	133,187,766

See Notes to Condensed Consolidated Financial Statements

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$142,743	$222,024
Investments in marketable securities	123,238	80,106
Accounts receivable, net	50,304	41,911
Inventories, net	66,015	65,286
Other current assets	14,153	14,089
Assets held for sale	24,422	24,423
Total current assets	420,875	447,839
Long-term investments in marketable securities	132,211	98,134
Property, plant and equipment, net	217,693	221,678
Other non-current assets, net	24,413	25,149
Total assets	$795,192	$792,800
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$54,788	$55,717
Total current liabilities	54,788	55,717
Other long-term liabilities	8,136	8,207
Convertible subordinated notes	268,755	268,755
Total liabilities	331,679	332,679
Stockholders’ equity:
Common stock	463,944	460,728
Accumulated other comprehensive income	233	59
Accumulated deficit	(664)	(666)
Total stockholders’ equity	463,513	460,121
Total liabilities and stockholders’ equity	$795,192	$792,800

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income (loss)	$2	$(16,515)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,445	9,385
Deferred income taxes	—	22
Acquired in-process research and development	—	500
Loss (gain) on sale or disposal of assets	(756)	64
Changes in assets and liabilities, net of assets acquired:
Receivables	(8,393)	(2,520)
Inventories	(729)	(6,684)
Other assets	(237)	1,656
Accounts payable and accrued expenses	(970)	9,846
Net cash provided by (used in) operating activities	(638)	(4,246)
Cash flows from investing activities:
Purchase of available-for-sale investments	(116,379)	(81,793)
Maturity/sale of available-for-sale investments	39,314	152,670
Business acquisition	—	(35,081)
Proceeds from sale of assets	908	—
Capital expenditures	(5,702)	(9,908)
Net cash provided by (used in) investing activities	(81,859)	25,888
Cash flows from financing activities:
Principal payments under capital lease obligations	—	(121)
Issuance of common stock	3,216	93
Net cash provided by (used in) financing activities	3,216	(28)
Net increase (decrease) in cash and cash equivalents	(79,281)	21,614
Cash and cash equivalents at the beginning of the period	222,024	226,226
Cash and cash equivalents at the end of the period	$142,743	$247,840

See Notes to Condensed Consolidated Financial Statements.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands unless noted otherwise, except share and per share amounts)
 (Unaudited)

1.   Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of TriQuint Semiconductor, Inc. (the “Company”) for the fiscal year ended December 31, 2003, as included in the Company’s 2003 Annual Report on Form 10-K as filed with the SEC on March 11, 2004.

The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarter. For convenience, the Company has indicated that its first quarter ended on March 31. The Company’s fiscal year ends on December 31.

Foreign Currency Exchange and Remeasurement

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Non-monetary assets and liabilities are remeasured using historical rates. Statements of operations are remeasured at an average exchange rate for the period. Foreign currency gains and losses resulting from remeasurement or settlement of receivables and payables denominated in a currency other than the functional currency are included in “Other income (expense)”.

Forward Exchange Contracts

The Company accounts for derivatives and hedging activities in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign-currency fair-value or cash-flow hedge (foreign currency hedge), or a hedge of a net investment in a foreign operation. For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands unless noted otherwise, except share and per share amounts)
 (Unaudited)

1.   Basis of Presentation and Significant Accounting Policies (Continued)

hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Changes in the fair-value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm committement of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of derivatives that are highly effective as hedges and that are designated and qualify foreign-currency hedges are recorded in either earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge or cash-flow hedge.

As of March 31, 2004, the Company had forward currency contracts outstanding of EUR28 million to hedge net balance sheet exposures, of which EUR13 million were to sell euros and EUR15 million to buy euros at varying dates. The Company also has a put option which expires in September 2004 to sell EUR13 million.

Investments in Marketable Securities

The Company classifies its investments as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Investments in marketable securities are comprised of U.S. treasury securities and obligations of U.S. government agencies, municipal notes and bonds, corporate debt securities and other investments. Investments are recorded at fair value. Unrealized gains and losses, net of tax, on investments are included in accumulated other comprehensive income and reported as a separate component of stockholders’ equity.

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

Stock-Based Compensation

The Company accounts for compensation cost related to employee stock options and other forms of employee stock-based compensation plans other than ESOP in accordance with the provisions of

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands unless noted otherwise, except share and per share amounts)
 (Unaudited)

1.   Basis of Presentation and Significant Accounting Policies (Continued)

Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company also applies FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied.

The Company continues to apply the provisions of APB 25 in accounting for its plans. As the fair value was equal to the grant price on the date of grant, no compensation cost has been recognized for its stock-based compensation awards in the financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock-based compensation awards under SFAS 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Net income (loss) as reported	$2	$(16,515)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(10,709)	(14,548)
Pro forma net loss	$(10,707)	$(31,063)
Net income (loss) per share:
Basic and diluted—as reported	$0.00	$(0.12)
Basic and diluted—pro forma	$(0.08)	$(0.23)

2.   Business Combinations

Agere’s Optoelectronics Business

On January 2, 2003, the Company completed an acquisition of a substantial portion of the optoelectronics business of Agere Systems Inc. (“Agere”) for $40 million in cash plus acquisition costs and certain assumed liabilities. The transaction included the products, technology and some facilities related to Agere’s optoelectronics business, which includes active and passive components, amplifiers, transceivers, transponders and other products. As part of the acquisition, the Company has also assumed operation of the back-end assembly and test operations associated with these components at a leased facility in Matamoros, Mexico.

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

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands unless noted otherwise, except share and per share amounts)
 (Unaudited)

2.   Business Combinations (Continued)

Details of the purchase price were as follows (in thousands):

Cash paid at closing	$40,000
Acquisition costs	200
Total purchase price	$40,200

The purchase price was allocated to the assets and liabilities based on fair values as follows:

Inventory	$12,000
Other assets	12,000
Property, plant and equipment	36,271
Identifiable intangibles	2,178
Acquired in-process research and development	500
Liabilities assumed	(22,749)
Allocated purchase price	$40,200

In connection with this acquisition, the Company obtained a third-party valuation of some of the assets for purposes of the purchase price allocation. Acquired IPR&D assets were expensed at the date of acquisition in accordance with FASB Interpretation No. 4 (“FIN 4”), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. The project was analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based upon management’s estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the product’s development and commercialization will meet management’s time schedule. The discount rate was 35% and was based on the novelty of the technology, the risks remaining to complete each project, and the extent of the Company’s familiarity with the technology.

3.   Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”) establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company has aggregated its businesses into a single reportable segment as allowed under SFAS 131 because the segments have similar long-term economic characteristics. In addition, the segments are similar in regards to (a) nature of

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands unless noted otherwise, except share and per share amounts)
 (Unaudited)

3.   Segment Information (Continued)

products and production processes, (b) type of customers and (c) method used to distribute products. Accordingly, the Company describes its reportable segment as high-performance components and modules for communications applications. All of the Company’s revenues result from sales in its product lines.

The Company’s sales outside of the United States comprised 52% of revenues for the three months ended March 31, 2004, and 58% of revenues for the three months ended March 31, 2003, respectively.

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

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Shares for basic net income (loss) per share:
Weighted-average common shares	135,773,298	133,187,766
Effect of dilutive securities:
Stock options	6,605,374	—
Shares for dilutive net income (loss) per share:	142,378,672	133,187,766

Stock options and other exercisable convertible securities totaling approximately 10,219,000 shares for the three months ended March 31, 2004 and 19,622,000 shares for the three months ended March 31, 2003 were not included in the diluted net income per share calculations, because to do so would have been antidilutive.

5.   Inventories

Inventories are stated at the lower of cost or market and consisted of the following at the end of each period:

	March 31, 2004	December 31, 2003
Raw material	$25,320	$22,282
Work in progress	24,839	26,620
Finished goods	15,856	16,384
Total inventories, net	$66,015	$65,286

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands unless noted otherwise, except share and per share amounts)
 (Unaudited)

6.   Goodwill and Other Acquisition-Related Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is no longer amortized. The Company is required to perform impairment tests at least annually or when events and circumstances warrant. The Company intends to perform this test in the fourth quarter of each year. Goodwill and other acquisition-related intangible assets are included in “Other non-current assets, net” on the Company’s condensed consolidated balance sheet. There were no changes in the carrying amount of goodwill for the three months ended March 31, 2004.

Information regarding the Company’s other acquisition-related intangible assets is as follows:

	March 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and other	$10,044	$5,072	$4,972	$10,044	$4,493	$5,551

Amortization expense of other acquisition-related intangible assets was $579 for the three months ended March 31, 2004, and $637 for the three months ended March 31, 2003. The periods over which the Company amortizes these intangible assets range from two to 10 years, depending on the estimated useful life of the intangible asset.

7.   Assets Held for Sale

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company has classified the buildings and land associated with its Pennsylvania operations, totaling $22,291, and certain equipment totaling $2,131 associated with its Texas operations as assets held for sale. The Company is marketing these assets for sale and expects to sell them within a year.

8.   Product Warranty

The Company estimates a liability for costs to repair or replace products under warranties and technical support costs when the related product revenue is recognized. The liability for product warranties is calculated based upon historical experience and specific warranty issues. The liability for product warranties is included in “Accounts payable and accrued expenses” on the Company’s condensed consolidated balance sheet.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands unless noted otherwise, except share and per share amounts)
 (Unaudited)

8.   Product Warranty (Continued)

Product warranty activity consisted of:

Three months ended March 31, 2004
Beginning balance	$9,293
Accruals	144
Deductions	(2,668)
Ending balance	$6,769

9.   Stockholders’ Equity

Selected components of stockholders’ equity are as follows:

	March 31, 2004	December 31, 2003
Common stock, $.001 par value, 600,000,000 shares authorized, 136,103,648 and 135,403,258 outstanding at March 31, 2004 and December 31, 2003, respectively	$136	$135
Additional paid-in capital	$463,808	$460,593

10.   Supplemental Cash Flow Information

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash transactions:
Cash paid for interest	$5,375	$5,384
Cash paid for income taxes	$86	$450

11.   Comprehensive Income (Loss)

The components of comprehensive income (loss) net of tax for 2004 and 2003, are as follows:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net income (loss)	$2	$(16,515)
Net unrealized gain on cash flow hedges	30	—
Net unrealized gain on available-for-sale investments	144	374
Comprehensive income (loss)	$176	$(16,141)

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands unless noted otherwise, except share and per share amounts)
 (Unaudited)

12.   Severance Costs

In June 2003, the Company adopted a plan to reduce its operating costs and streamline its available capacity. As part of this plan, the Company determined that it would terminate approximately 80 employees associated with its optoelectronics business in Breinigsville, Pennsylvania and its design center in Munich, Germany. In June 2003, the Company accrued and recorded as a charge to earnings $2,633 for expected severance costs.  An adjustment to reduce this amount by $160 was recorded in September 2003 to reflect a reduction in the number of employees originally expected to be impacted. As of March 31, 2004, a liability of $196, included in “Other accrued liabilities” on the Condensed Consolidated Balance Sheet, remains for the unpaid portion of the severance costs. In addition, the Company also assumed accrued severance costs of $1,800 as part of the acquisition of its optoelectronics business from Agere. An adjustment to reduce this amount by $614 was recorded in March 2004 to reflect a reduction in the number of employees originally expected to be impacted. As of March 2004, a liability of $157, included in “Other accrued liabilities” on the Condensed Consolidated Balance Sheet, remains for the unpaid portion of these severance costs.

During the three months ended March 31, 2004, the Company recorded a charge of $300 for severance costs associated with a reduction in force of 10 employees assigned to its Texas operation.

13.   Litigation

In February 2003, several nearly identical putative civil class action lawsuits were filed in the United States District Court for the Middle District of Florida against Sawtek, Inc., the Company’s wholly owned subsidiary since July 2001. The lawsuits also named as defendants current and former officers of Sawtek and the Company. The cases were consolidated into one action, and an amended complaint was filed in this action on July 21, 2003. The amended class action complaint is purportedly filed on behalf of purchasers of Sawtek’s stock between January 2000 and May 24, 2001, and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as Securities and Exchange Commission Rule 10b-5, by making false and misleading statements and/or omissions to inflate Sawtek’s stock price and conceal the downward trend in revenues disclosed in Sawtek’s May 23, 2001 press release. The complaint does not specify the amount of monetary damages sought. Sawtek and the individual defendants filed their motion to dismiss on September 3, 2003, and briefing on the motion was completed on November 19, 2003. The court heard oral argument on November 21, 2003, and issued an order partially denying the motion to dismiss on December 19, 2003. Specifically, the court found that the complaint was not barred by the statute of limitations, but reserved ruling on the other aspects of the motion to dismiss. Because the statute of limitations issue is a novel question of law, the court stayed the proceedings in this case to allow the defendants to file an interlocutory appeal to the Eleventh Circuit Court of Appeals.  The defendants duly filed for interlocutory appeal on January 22, 2004. Because the Court of Appeals is considering the identical issue in another matter, the appeal process has been stayed, pending the Court of Appeals’ decision in the other matter.  The Company denies the allegations contained in the complaint and intends to continue its vigorous defense against these claims.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands unless noted otherwise, except share and per share amounts)
 (Unaudited)

14.   Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, in January 2003 and amended the Interpretation in December 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. Development-stage entities that have sufficient equity invested to finance the activities they are currently engaged in and entities that are businesses, as defined in the Interpretation, are not considered VIEs. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company does not currently have any variable interests in VIEs and does not expect the application of FIN 46 to have a significant impact on it.

On March 31, 2004, the FASB issued an exposure draft No. 1102-100, Proposed Statement of Financial Accounting Standards—Share-Based Payment, effective for fiscal periods beginning after December 15, 2004. This exposure draft outlines a methodology for the accounting treatment of stock options and certain other share-based payments. It requires these payments to be recorded as an operating expense. The exposure draft is proposed to supercede Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, which allowed for footnote disclosure of this expense. The exposure draft encourages use of the binomial model for valuing the cost. Previously, the Company used the Black-Scholes model for option expense footnote disclosure. The Company’s proforma expense calculated for this disclosure was $53.6 million for the year ended December 31, 2003. While it is believed that the binomial method may result in a lower charge, the Company believes that the effect of the proposed statement will be significant and will have a material adverse impact on its consolidated financial statements. The Company is currently evaluating its share-based employee compensation programs to determine what action may be required to reduce this potential charge if this exposure draft is enacted.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q.  The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to operating results; demand for integrated circuits, SAW filters and optoelectronic products and the products into which they are manufactured, including wireless phones; critical accounting estimates; sale of excess production assets in our optoelectronic and semiconductor manufacturing operations; any projections of revenue, gross profit, operating expenses, capital resources; and investments in new facilities.. In some cases, you can identify forward-looking statements by terminology such as “anticipates”, “appears”, “believes”, “continue”, “estimates”, “expects”, “hope”, “intends”, “may”, “our future success depends”, “plans”, “potential”, “predicts”, “projects”, “reasonably”, “seek to continue”, “should”, thinks”, “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section of this report titled “Factors Affecting Future Operating Results”. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions to applications in the wireless phone, wireless infrastructure, optical network, and defense markets. Our goal is to build a strong and sustainable business by applying our core competencies and technologies to a diversified portfolio of markets within the communications industry. In wireless phones, we provide high performance RF filters, duplexers, receivers, small signal components, power amplifiers, switches, and integrated passive components. We have also been a leader in the development of RF front-end modules with the goal of maximizing content and minimizing stacked margins. In wireless infrastructure networks, we are a leading supplier of active and passive components for RF communications and we are the dominant supplier of SAW filters to base stations. We expect the global number of subscribers to wireless communications to grow from approximately 1.3 billion in 2002 to approximately 1.7 billion by 2006. In optical networks, we are a leading supplier of laser and detector components and differentiated modules. We believe the total available market for these products will grow from approximately $600 million in 2003 to approximately $1.7 billion by 2006. In the defense market, we are a leading provider of phased array antenna components to the U.S. military. This has been a stable business for us due to the long lead times and long product life cycles.

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

Wireless phone demand, however, generally strengthened during 2003, especially during the seasonally stronger second half of the year. We believe total global unit shipments for the whole market will grow by approximately 10%, resulting in projected shipments approaching 570 million handsets in 2004. We also believe we are positioned for sustained  demand in the wireless phone market for 2004 due to continued demand in China, India and other emerging countries, strong interest in camera phones and color displays worldwide, and increasing acceptance of non-voice applications such as text messaging. As the handset market expands, we expect this to also create increased demand in the wireless infrastructure market for our base station and point-to-point components.

As with the semiconductor industry, the optical communication industry has also suffered since 2001. As restructuring and consolidation in the optical network market continues, we believe strengthening long-term market demand will result. Demand for our products in this market grew during 2003; however, the outlook for 2004 is somewhat mixed.

The defense market is stable and long-term. We are actively engaged with multiple defense industry contractors in the development of next-generation phased array systems. We expect these programs to ramp up over the 2005-2006 timeframe.

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 2300 N.E. Brookwood Parkway, Hillsboro, Oregon 97124 and our telephone number at that location is (503) 615-9000. Information about the company is also available at our website at www.triquint.com, which includes links to reports we have filed with the Securities and Exchange Commission (“SEC”). The contents of our website are not incorporated by reference in this Report on Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make certain estimates, judgements and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgements, often as a result of the need to make estimates of matters that are inherently uncertain. The following accounting policies involve a critical accounting estimate because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period and changes in the accounting estimates we used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations.

Our most critical accounting estimates include the valuation of inventory, which impacts gross margin; assessment of recoverability of long-lived assets, which primarily impacts operating expense when we impair assets or accelerate depreciation; valuation of investments in privately held companies, which impacts net income when we record impairments; deferred income tax assets and liabilities, which impacts our tax provision; and reserve for warranty costs, which impacts gross margin. We also have other policies that we consider to be key accounting policies, such as our policies for revenue recognition, valuation of accounts receivable, reserves for sales returns and allowances, and reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgements, and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

Inventories

We state our inventories at the lower of cost or market. We use a combination of standard cost and moving average cost methodologies to determine our cost basis for our inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to stating our inventory at a lower of cost or market valuation, we also evaluate it each period for excess quantities and obsolescence. This evaluation includes identifying those parts specifically identified as obsolete and reserving for them, analyzing forecasted demand versus quantities on hand and reserving for the excess, identifying and recording other specific reserves, and estimating and recording a general reserve based on historical experience and our judgement of economic conditions. If future demand or market conditions are less favorable than our projections and we fail to reduce manufacturing output accordingly, additional inventory reserves may be required and would have a negative impact on our gross margin in the period the adjustment is made.

Long-Lived Assets

We evaluate long-lived assets for impairment of their carrying value when events or circumstances indicate that the carrying value may not be recoverable. Factors we may consider in deciding when to perform an impairment review include significant negative industry or economic trends, significant changes or planned changes in our use of the assets, plant closure or production line discontinuance, technological obsolescence, or other changes in circumstances which indicate the carrying value of the assets may not be recoverable. If impairment appears probable, we evaluate whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If this is the case, we recognize an impairment loss to the extent that carrying value exceeds fair value. Fair value is determined based on market prices or discounted cash flow analysis, depending on the nature of the asset. The fair value of the asset then becomes the asset’s new carrying value, which is depreciated over the remaining useful life of the asset.

Investments in Privately Held Companies

We have made several investments in small, privately held technology companies in which we hold less than 20% of the capital stock or hold notes receivable. We account for these investments at their cost unless their value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgement. We evaluate the financial condition of the investee, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or poor operating results of the investees could result in additional other-than-temporary losses in future periods. In 2003, we recorded impairment charges of $2.4 million on investments in privately held companies and also recovered a previously impaired investment resulting in a gain of $8.5 million. We recorded no similar charges during the three months ended March 31, 2004.

Income Taxes

We must apply estimates and judgements to determine our provision for income taxes and amounts payable or recoverable in numerous tax jurisdictions around the world. These estimates and judgements involve interpretations of regulations and are inherently complex. If our estimate of tax liabilities proves to be more or less than the ultimate assessment, a benefit or expense, respectively, would be recognized in the period the determination is made. In addition, we must also make a judgement as to the realizability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We evaluate the need for a valuation allowance on a regular basis and adjust as needed. These adjustments have an impact on our financial statements in the periods in which they are recorded. In 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of Statement of Financial Accounting Standards No. 109 (“SFAS109”), “Accounting for Income Taxes.”  As of March 31, 2004, this valuation allowance is still in place.

Warranty Costs

We sell our products with warranties that they will be free of faulty workmanship or defective materials and that they will conform to our published specifications or other specifications mutually agreed to with a customer. In some cases, we have assumed the existing warranties on products previously sold by businesses we have acquired, such as the Agere optoelectronics business. We have also established a reserve for potential catastrophic warranty claims for cases in which our obligation may extend beyond the repair and replacement of a faulty product. We estimate the potential liability associated with these warranties based on a combination of factors including historical product return experience, known product warranty issues with specific customers, and judgement of expected levels of returns based on economic and other factors. An accrual for expected warranty costs results in a charge to the financial results in the period recorded. This liability can be difficult to estimate and, if we experience warranty claims in excess of our projections, additional accruals may need to be recorded which would adversely affect our financial results.

Acquisitions

Acquisition of a Portion of Agere’s Optoelectronics Business

On January 2, 2003, we completed our acquisition of a substantial portion of the optoelectronics business of Agere for $40 million in cash plus acquisition costs and certain assumed liabilities. We acquired this business to expand our market and the product offerings of our optical networks business. The transaction included the products, technology and some facilities related to Agere’s optoelectronics business, which includes active and passive components, amplifiers, transceivers, transponders and other optical products. As part of the acquisition, we have also assumed operation of the back-end assembly and test operations associated with these components and modules at a leased facility in Matamoros, Mexico.

Through a transition services agreement, Agere provided some business infrastructure services to us for a short period following the close of the transaction to ensure seamless transition of the business operations. On May 6, 2003, we sold a portion of the assets acquired in this transaction for $6.6 million in cash.

In connection with this acquisition, we obtained third-party valuations of the assets for purposes of purchase price allocation. Acquired in-process research and development (“IPR&D”) assets were expensed at the date of acquisition in accordance with FASB Interpretation No. 4 (“FIN 4”), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. The projects were analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based upon management’s estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the products’ development and commercialization will meet management’s time schedule. The discount rate is based on the novelty of the technology, the risks remaining to complete each project, and the extent of our familiarity with the technology. Accordingly, we expensed $500,000 of IPR&D based on a discount rate of 35% associated with the portion of the Agere optoelectronics business which we acquired, as of the date of acquisition.

Assets Held for Sale

We have determined that we will sell the land and buildings associated with our optoelectronics operation in Pennsylvania and excess equipment associated with our semiconductor manufacturing operations in Texas and Oregon. The Pennsylvania property consists of several buildings comprising approximately 849,000 square feet of space on 139 acres of land. The buildings contain fab and assembly space, office space, and central services. The excess equipment from our Texas and Oregon operations consists of a variety of equipment used for semiconductor fab and assembly operations. We are actively marketing these assets and have met the accounting criteria for classifying these assets as held for sale; accordingly, they are identified on our balance sheet as assets held for sale. The amount of these assets as of March 31, 2004 was $24.4 million. The carrying value of these assets may have to be further impaired if they cannot be sold at a price equal to or greater than their book value.

Results of Operations

The following table sets forth the results of our operations expressed as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues	100.0%	100.0%
Cost of goods sold	67.2	77.8
Gross profit	32.8	22.2
Operating expenses:
Research, development and engineering	17.9	24.2
Selling, general and administrative	13.7	18.4
In-process research and development	—	0.7
Total operating expenses	31.6	43.3
Income (loss) from operations	1.2	(21.1)
Interest income	1.8	2.6
Interest expense	(3.4)	(4.2)
Other, net	0.1	(0.2)
Other expense, net	(1.5)	(1.8)
Loss before income tax	(0.3)	(22.9)
Income tax expense (benefit)	(0.3)	0.2
Net income (loss)	—%	(23.1)%

Revenues

We derive revenues from the sale of standard and customer-specific products and services. Our revenues also include nonrecurring engineering revenues relating to the development of customer-specific products. Our markets during these comparative periods included wireless phones; infrastructure networks such as base station, satellite, and point-to-point; defense and optical networks. Our distribution channels include our direct sales staff, manufacturers’ representative firms, and distributors. The majority of our shipments are made directly to our customers, with shipments to distributors accounting for only approximately 6% of our total revenues for the three months ended March 31, 2004. Our revenues increased 25.4%, or $18.2 million, to $89.9 million for the three months ended March 31, 2004 from $71.7 million for the three months ended March 31, 2003, due to increased shipments of products to all of our end markets. Demand was solid with a positive book-to-bill ratio, which is a comparison of orders received to products shipped, of 1.07 to 1. Our revenues by end market were:

	% of Total Revenues
	Three Months Ended
	March 31, 2004	March 31, 2003
Wireless phones	37%	41%
Infrastructure networks	33%	30%
Defense	13%	16%
Optical networks	17%	13%
Total	100%	100%

Revenues from products addressing the wireless phone market for the three months ended March 31, 2004 increased on an absolute dollar basis by over $4 million from the three months ended March 31, 2003. This increase was primarily due to the introduction of new products such as our GSM power amplifier modules, duplexers, and a CDMA receiver, as well as increased unit shipments of RF and IF SAW filters. We continue to grow revenue from products for the CDMA market and are gaining share in GSM. Our revenues for products for TDMA applications continue to decline as this standard is widely being replaced by GSM and CDMA. Revenues from some of our small signal devices such as mixers and low noise amplifiers also declined as these products are being phased out in certain phone models. Pricing for our wireless products held firm through the three months ended March 31, 2004 as a result of increasing demand and our continuing shift from small signal devices to module products.

GSM, CDMA, and TDMA refer to the primary wireless air interface standards used throughout the world. GSM is the most prevalent standard, utilized primarily in Europe, Asia, and a growing presence in the United States and accounts for over 60% of total phone sales and subscribers worldwide. CDMA is the standard used principally in North America, Korea, and parts of China and India. We have more sales into CDMA applications as many of our products, such as IF SAW filters, receivers, duplexers, and triplexers are better suited for CDMA and in some cases are not used in GSM. TDMA is an older digital air interface standard that is being phased out. For the three months ended March 31, 2004, our revenue in the wireless phone market was dominated by sales for CDMA applications, accounting for 82% of our wireless phone revenue, followed by GSM applications at 16% and TDMA applications at 2%. For the three months ended March 31, 2003, the same breakdown of revenues by air interface standard was CDMA at 84%, GSM at 12%, and TDMA at 4%. Our continuing effort to design and introduce products based on the GSM standard is an important element in our strategy to gain additional share in this large market.

Our infrastructure network products address a variety of application areas, such as base stations, satellite, point-to-point radios, and WLAN. Demand for these products was very strong for the three months ended March 31, 2004, with a book to bill ratio of 1.12. Our sales of products for the infrastructure networks market grew the most of all of our end markets in absolute dollars for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. These sales grew by approximately $8 million due primarily to increased shipment of base station and WLAN applications. Revenues from WLAN products more than doubled between the comparative periods. We have gained significant share as a supplier of foundry services for the WLAN market. These products are used to develop the cards and circuits based on the 802.11 standard that are embedded in personal computers for wireless access to the Internet. For the three months ended March 31, 2004, base station products, WLAN products, and point-to-point radios products comprised 30%, 26%, and 15%, respectively, of our infrastructure market revenues. For the three months ended March 31, 2003, they comprised 29%, 15%, and 18%, respectively.

Revenues from our defense related business grew slightly for the three months ended March 31, 2004 compared to the quarter ended March 31, 2003. Demand was very strong, however, with a book to bill ratio of 1.20 for the three months ended March 31, 2004 and an increase in bookings of 19% from the three months ended March 31, 2003. This end market is characterized by long lead times, however, and this strong demand did not equate to materially increased revenues during the current period. Our business in this market is very stable and we have a strong position, particularly for phased array antenna and communications systems. The overall growth of this market, however, is currently slight to moderate.

Revenues from our products for the optical network market grew by over $5 million for the three months ended March 31, 2004, compared to the three months ended March 31, 2003. A significant portion of our revenues in this end market have come from our acquisition of the optoelectronics business from Agere Systems, which we completed in early January 2003. For the three months ended March 31, 2004, and 2003, this acquisition accounted for $10.2 million and $8.3 million, of revenue, respectively. The balance of the revenue from this end market is attributable to our legacy optoelectronics products such as multiplexers, demultiplexers and transimpedance amplifiers, which have been declining in recent years but continue to sell in substantial volumes.

Domestic and international revenues were $42.8 million and $47.1 million, respectively, for the three months ended March 31, 2004 as compared to $30.3 million and $41.4 million, respectively, for the three months ended March 31, 2003. International revenues continue to grow due to the increasing demand for wireless phones and infrastructure products from countries in Asia, Africa, and South America, where wireless subscriber penetration rates are cumulatively 20% or less compared to penetration rates in the U.S. and Europe of approximately 50%.

We are projecting our revenues for the three months ending June 30, 2004 to be in the range of $90 million to $92 million. For the full year 2004, we are projecting revenues to be in the range of $365 million to $375 million, an increase of approximately 18% from the full year 2003. We expect revenues from the defense market to be relatively flat, but expect increased demand across most of our other markets.

Gross profit

Gross profit is equal to revenues less cost of goods sold. Cost of goods sold includes direct material, labor and overhead expenses and certain production costs related to nonrecurring engineering revenues. In general, gross profit generated from the sale of customer-specific products and from nonrecurring engineering revenues is typically higher than gross profit generated from the sale of standard products. For the three months ended March 31, 2004, gross profit increased 85.1% to $29.5 million from $15.9 million for the three months ended March 31, 2003. Our gross profit also increased as measured as a percentage of revenue, from 22.2% for the three months ended March 31, 2003 to 32.8% for the three months ended March 31, 2004. This increase in our gross profitability was attributable to the increased demand and production volumes of our products, the benefit of cost and capacity reduction efforts completed during 2003, adjustments to our inventory and warranty reserves, and the reclaim of excess precious metals.

The operation of our own wafer fabrication facilities entails a high degree of fixed costs and requires an adequate volume of production and sales to be profitable. During periods of decreased demand, high fixed wafer fabrication costs have a materially adverse effect on our operating results. Due to the increased demand for our products across most of our end markets, our factory utilization has increased from March 31, 2003 to March 31, 2004.

We routinely review our accounting reserves, including those for excess and obsolete inventory and potential warranty claims, as described under Critical Accounting Policies and Estimates above, and make adjustments as necessary. When we initially acquired the optoelectronics business from Agere Systems in January, 2003, we established inventory and warranty reserves as of the three months ended March 31, 2003 based on the information available at the time. The collection of additional data for over a year has given us the ability to continue to refine our estimates for these reserves. For the three months ended March 31, 2004, we recorded a reduction to the warranty reserve for our optoelectronics business totaling approximately $1.6 million. In addition, we identified a portion of the remaining warranty reserve balance for catastrophic warranty claims. This was done in response to inclusion in our customer agreements of catastrophic warranty clauses that extend our obligation beyond the repair and replacement of a faulty product, to include other losses our customers may experience as a result of failures in our products. We experienced one such warranty claim during 2003. We also recorded combined net reductions of approximately $3.8 million to the warranty and inventory reserves for our other businesses during the three months ended March 31, 2004 as a result of increasing demand, inventory optimization efforts, and the resolution of some warranty claims. This net reduction was primarily the result of a decrease in the inventory reserve for our Oregon operation of approximately $1.9 million. This decrease was due to the disposal of obsolete material and was largely offset by a corresponding decrease in gross inventory.

We recorded a benefit during the three months ended March 31, 2004 of approximately $2.0 million associated with the reclaim of platinum and gold from our Pennsylvania and Texas manufacturing operations. Precious metals are a primary component of the semiconductor fabrication process. Process wastes are routinely collected and processed to reclaim the precious metal component. In the case of our Pennsylvania operation, we reclaimed $1.3 million of platinum that was embedded in equipment that is in excess of our needs. We expect to reclaim a slightly greater amount of precious metals for the three months ended June 30, 2004, but substantially lower amounts in the second half of 2004.

We expect our gross profit, as a percentage of revenue, for the three months ended June 30, 2004 to be in the range of 32% to 34% and for the full year 2004 to be in the range of 33% to 34%.

Operating expenses

Research, development and engineering

Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product research and development expenses. Our research, development and engineering expenses for the three months ended March 31, 2004 decreased 7.4% to $16.1 million from $17.4 million for the three months ended March 31, 2003. Research, development and engineering expenses as a percentage of revenues decreased to 17.9% for the three months ended March 31, 2004 from 24.2% for the three months ended March 31, 2003.

The decrease in research, development and engineering expenses on an absolute dollar basis was primarily the result of our cost reduction programs implemented during 2003. The three months ended March 31, 2003 was the first period to reflect the impact of the incremental costs associated with our acquisition of the Agere optoelectronics business. Since that time, we have achieved significant cost savings and improvement in capacity utilization across our business operations. As a percentage of revenue, the decrease from the three months ended March 31, 2003 to the three months ended March 31, 2004 is also attributable to the increase in revenue between these two periods.

We intend to continue our investment in research, development, and engineering in our market areas of wireless phones, wireless infrastructure, defense, and optical networks. We are committed to substantial investments in research, development and engineering to continue to improve our product offerings, expand market opportunities, and address the needs of our customers. We expect these expenses will continue at comparable levels in the future.

Selling, general and administrative

Selling, general and administrative expenses include commissions, labor expenses for marketing and administrative personnel, and other corporate administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2004 decreased 6.5% to $12.3 million from $13.2 million for the three months ended March 31, 2003. Selling, general and administrative expenses as a percentage of revenues decreased to 13.7% for the three months ended March 31, 2004 from 18.4% for the three months ended March 31, 2003. On an absolute dollar basis, this decrease in selling, general and administrative expense was primarily the result of our cost reduction programs implemented during 2003. In addition, we recorded benefits of approximately $614,000 and $938,000 from the reduction of our reserve for expected severance costs and from the gain on sale of excess assets, respectively, associated with our optoelectronics business. This adjustment was made as normal attrition of our workforce has reduced the level of our originally estimated involuntary workforce reductions. This benefit was offset by a charge of approximately $300,000 we recorded for severance costs associated with a reduction in force of approximately 10 employees assigned to our Texas operations. This is the result of our ongoing efforts to align our costs and capacity with our levels of production and revenues. As a percentage of revenue, the decrease from the three months ended March 31, 2003 to the three months ended March 31, 2004 is also attributable to the increase in revenue between these two periods. We expect our selling, general and administrative costs in 2004 to be generally equivalent to those in 2003.

Acquisition related charges

During the three months ended March 31, 2003, we recorded a charge of $500,000 for the write-off of acquired IPR&D associated with our acquisition of the Agere optoelectronics business. We had no similar charge during the three months ended March 31, 2004.

Interest income (expense) and Other

Interest income (expense) and other was a net expense of $1.3 million for both of the three month periods ended March 31, 2004 and March 31, 2003. For both periods, this amount is primarily due to the excess of interest expense over interest income for the period.

Income tax expense (benefit)

We recorded an income tax benefit of $225,000 for the three months ended March 31, 2004 compared to an income tax expense of $120,000 for the three months ended March 31, 2003. For the three months ended March 31, 2004, the income tax benefit was the result of recording a receivable of $300,000 for a refund due of an amount paid in a prior year, offset by tax accruals associated with our Mexico and Germany entities. For the three months ended March 31, 2003, the income tax expense was attributable to taxes associated with our Pennsylvania and Germany entities. In 2002 and 2003, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of SFAS 109 concerning whether it is more likely than not that our deferred tax assets may not be realized. For the three months ended March 31, 2004, we also determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of SFAS 109.

Outlook for the Three Months Ending June 30, 2004

Based upon our forecasts of revenues and operating costs for the three months ending June 30, 2004, we expect our profitability for this period to be in the range of a loss per share of $0.01 to earnings per share of $0.01. This forecast is based on our expectation of revenues for the three months ending June 30, 2004 to increase slightly from those for the three months ended March 31, 2004, primarily due to expected increasing demand. We expect our gross margin for the three months ending June 30, 2004 to be similar to that for the three months ended March 31, 2004. We are also projecting our operating and nonoperating costs for the three months ending June 30, 2004 to be similar to our operating costs for the three months ended March 31, 2004, with a small net tax expense for the period. This forecast is based on our expectation of continued new product success and increased demand.

Liquidity and Capital Resources

As of March 31, 2004, we had cash, cash equivalents and short-term investments of $266.0 million, a decrease from $302.1 million as of December 31, 2003. In addition, we had $132.2 million of investments in long-term marketable securities, which are investments in high-grade securities that mature after one year but within 42 months, as of March 31, 2004;  an increase from $98.1 million as of December 31, 2003. As of March 31, 2004, long-term liabilities were $277.0 million and represented 59.7% of stockholders’ equity. As of December 31, 2003, long-term liabilities were also $277.0 million and represented 60.2% of stockholders’ equity. Our long-term liabilities as of March 31, 2004 were comprised of $268.8 million of our convertible subordinated notes, $7.6 million of long-term tax accruals, and $500,000 of long-term accruals associated with our acquisition of the Agere optoelectronics business. This decrease, on a percent of stockholders’ equity basis, is the result of the increase in stockholders’ equity from the receipt of additional paid in capital during the three months ended March 31, 2004. As of March 31, 2004, working capital decreased to $366.1 million from $392.1 million as of December 31, 2003. This decrease in working capital was primarily attributable to a shift of approximately $34.1 million of our investments in marketable securities from short-term instruments to long-term instruments. This decrease was partially offset by an increase in accounts receivable, which was the result of a higher proportion of shipments occurring later in the period.

For the three months ended March 31, 2004, cash provided by operating activities was $270,000. For the three months ended March 31, 2003, cash used in operating activities was $4.2 million. Cash was provided by a small net income, adjusted for non-cash related items, as well as by increases in current assets and decreases in current liabilities. The biggest increase in current assets was in accounts receivable as described above, due to the timing of sales during the period. Days sales outstanding increased from 44 days as of December 31, 2003 to 50 days as of March 31, 2004. Inventories increased by approximately $700,000 primarily as the result of the use of reserves and increased production volumes. Our inventory turns remained flat from December 31, 2003 at 3.7 times. Accounts payable and accrued expenses decreased by approximately $1.0 million primarily as a result of adjustments to warranty reserves.

For the three months ended March 31, 2004, cash used in investing activities was $82.8 million. For the three months ended March 31, 2003, cash provided by investing activities was $25.9 million. The change from cash provided by investing activities for the three months ended March 31, 2003 to cash used in investing activities for the three months ended March 31, 2004 was primarily due to a shift in the flow of our cash and cash equivalents to and from our investments in marketable securities. In the current period, we purchased more investments than we sold or that matured. In the same period a year ago, we purchased fewer investments than we sold or that matured. The cash provided by investing activities for the three months ended March 31, 2003 was also offset by expenditures of $35.1 million for our acquisition of the Agere optoelectronics business and capital expenditures of $9.9 million. During the three months ended March 31, 2004, we used $5.7 million of cash for capital expenditures primarily for production-related machinery and equipment.

Cash provided by financing activities for the three months ended March 31, 2004 was $3.2 million, compared to cash used in financing activities for the three months ended March 31, 2003 of $28,000. The cash provided by financing activities for the three months ended March 31, 2004 was sourced from stock issuances from employee stock option exercises.

Recent  Transactions Affecting Liquidity

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

Capital Resources

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

Factors that May Affect Future Results

An investment in our common stock is extremely risky. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such statements reflect management’s current expectations, assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The following are some of the factors we believe could cause our actual results to differ materially from expected and historical results. The trading price of our common stock could decline due to any of these risks and you may lose part or all of your investment. Other factors besides those listed here could also adversely affect us.

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

Our financial statements will have a significant material adverse charge if we are required to expense share-based payment to employees.

If we are required to expense stock options and other share-based payments to employees and directors, we will record a significant charge to earnings. On March 31, 2004, the FASB issued an exposure draft No. 1102-100, “Proposed Statement of Financial Accounting Standards—Share-Based Payment,” effective for fiscal periods beginning after December 15, 2004. This exposure draft outlines a methodology for the accounting treatment of stock options and certain other share-based payments. It requires these payments to be recorded as an operating expense. It will supercede SFAS 123 which allowed for footnote disclosure of this expense. The exposure draft encourages uses of the binomial model for valuing the cost. Previously, we have used the Black-Scholes model for proforma stock-based compensation expense footnote disclosure. This amount was $53.6 million for our year ended December 31, 2003. While it is believed that the binomial method may result in a lower charge, we believe that the change will be significant and will have a material adverse impact on the consolidated financial statements. We are currently evaluating our stock-based compensation programs to determine what actions may need to be taken to reduce this potential charge if this exposure draft is enacted. If we cannot issue stock options at the levels we have in the past, we believe we will face a more difficult time in attracting and retaining the talented employees necessary for our business to grow and prosper.

Our operating results may suffer due to fluctuations in demand for semiconductors and electronic communications components.

From time to time, the wireless phone, infrastructure network, optical network, and defense markets have experienced significant downturns and wide fluctuations in product supply and demand, often in connection with, or in anticipation of, maturing product cycles, capital spending cycles and declines in general economic conditions. This cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We have experienced, and may experience again, periodic fluctuations in our financial results because of these or other industry-wide conditions. For example, if demand for communications applications were to decrease substantially, demand for the integrated circuits and modules, optical components and modules and SAW filter components in these applications would also decline, which would negatively affect our operating results. Conversely, we believe that current trends such as wireless phone portability, color screens and digital photo capability, and the development of wireless infrastructure in countries such as India and China will increase the demand for our products. We do not know, however, if this will lead to a sustained level of increased demand.

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

Historically, the average selling prices of our products have decreased over the products’ lives and we expect them to continue to do so. To offset these decreases, we rely primarily on achieving yield improvements and other cost reductions for existing products and on introducing new products that can be manufactured at lower costs. Selling prices for our SAW products have declined due to competitive pricing pressures and to the use of newer surface mount package devices that are smaller and less expensive than previous generation filters. For example, we have experienced declines in average selling prices for RF filters for wireless phones due to competitive pressure and filters for base stations due to the use of surface mount packages. We believe our future success depends, in part, on our timely development and introduction of new products that compete effectively on the basis of price and performance and adequately address customer requirements. The success of new product and process introductions depends on several factors, including:

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

Our business could be harmed if systems manufacturers do not use components made of GaAs or other alternative materials we utilize.

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

New products have been introduced in the marketplace that use a direct conversion architecture in wireless phones. A direct conversion architecture reduces the number of components needed in the receiver portion of wireless phones. Sales of our SAW IF filter products along with some of our receiver products would be negatively impacted by wireless phone manufacturers’ use of a direct conversion chipset as new phone models are developed. Direct conversion architecture has been available since the mid-1990’s for GSM phones and wireless phone manufacturers are increasing the use of this process in new phones. For 2003, sales of SAW IF filters and receiver products for GSM phones accounted for less than 1% of our total sales. Several companies have recently introduced a direct conversion chipset for CDMA phones which would impact our future revenues from SAW IF filters and receiver products for CDMA phones. Our revenues from SAW IF filters for CDMA phones were approximately 7% of our total revenues and sales of receiver and related products for CDMA phones were approximately 10% of our total revenues for 2003. In addition, we continue to sell products for TDMA wireless phones, which are increasingly migrating to the GSM standard. Our sales of products for TDMA phones were approximately 3% of our total sales for 2003.

Other competitive filtering technologies including film bulk resonator (“FBAR”) and bulk acoustic wave (“BAW”) have been introduced and have gained market acceptance in certain applications. This could have a negative impact on our SAW filter sales in certain applications.

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

Our strategy for wireless phone products depends in large part upon the success of our design and marketing of wireless phone modules. Wireless phone modules represent the incorporation of some or all of the components of the wireless phone radio into a single product. If we are unable to design these modules in a manner acceptable to our customers or have incorrectly anticipated our customers’ demand for these products, our operating results will be adversely affected. In addition, manufacturing module products represents a departure from our present component manufacturing business. Production of module products entails different processes, costs, yields, and lead times. If we fail to successfully transition manufacturing resources to produce these products or are unable to do so cost-effectively, our operating results will be adversely affected.

If we fail to sell a high volume of products, our operating results will be harmed.

Because large portions of our manufacturing costs are relatively fixed, our manufacturing volumes are critical to our operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed. During periods of decreased demand, our high fixed manufacturing costs negatively effect our results of operations. We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed in the short-

term. However, if the rate of growth of demand decreases, we will not be able to grow our revenue. If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs in the short-term and our operating results would be harmed. In addition, we are selling products to an increasing number of our customers on a consignment basis, which can limit our ability to forecast revenues.

If we do not sell our customer-specific products in large volumes, our operating results may be harmed.

We manufacture a substantial portion of our products to address the needs of individual customers. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select development projects, which will result in sufficient volumes to enable us to achieve manufacturing efficiencies. Because customer-specific products are developed for unique applications, we expect that some of our current and future customer-specific products may never be produced in sufficient volume and may impair our ability to cover our fixed manufacturing costs. Furthermore, if customers cancel or delay orders for these customer-specific products, our inventory of these products may become unmarketable or obsolete, which would negatively affect our operating results.

In addition, if we experience delays in completing designs, fail to obtain development contracts from customers whose products are successful, or fail to have our product designed into the next generation product of existing volume production customers, our revenues could be harmed.

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

In January 2003, we completed the acquisition of a substantial portion of the optoelectronics business of Agere for $40 million in cash plus acquisition costs and certain assumed liabilities. The transaction included the products, technology and some facilities related to Agere’s optoelectronics business, which includes active and passive components, transceivers, transponders and other optical products.

We face risks associated with this acquisition such as:

•       our ability to conduct business successfully selling products which we have not previously sold and to support these markets with a substantially smaller sales force than that of Agere;

•       our ability to successfully consolidate manufacturing operations;

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

•       our ability to retain Agere’s employees and to integrate them into our corporate culture;

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

In addition, the maintenance of our fabrication facilities and our assembly facilities is subject to risks, including:

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

Although we have manufacturing and assembly capabilities for our Sawtek products in both Apopka, Florida and San Jose, Costa Rica, we are only capable of fabricating wafers for those products in our Apopka facility and rely on our San Jose facility for the majority of our assembly operations. As a result, any disruption to either facility would have a material adverse impact on our operations and financial results.

A disruption in our Costa Rican or Mexican operations would have an adverse impact on our operating results.

Operating facilities in Costa Rica and Mexico presents risks of disruption such as government intervention, currency fluctuations, labor disputes, limited supplies of labor, power interruption, civil unrest, or war. Any such disruptions could have a material adverse effect on our business, results of operations and financial condition.

Our Costa Rican operation has been a significant contributor to our operating results in the past. We expect our Costa Rican operations to continue to account for a significant proportion of our SAW operations in the future and our Mexican operation to be an important part of our optoelectronics component business.  Any disruption in these operations would have a significant negative impact on our operating results.

We face risks from changes in tax regulations and a change in our Costa Rican subsidiary’s favorable tax status would have an adverse impact on our operating results.

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

We have engineering and marketing operations in Korea and Taiwan. In addition, we have subcontract assembly and test operations in Malaysia and Singapore. We also have customers in these and other countries in the Asia/Pacific region where recent health issues have occurred. For the three months ended March 31, 2004, 32% of our sales were to customers in countries in the Asia/Pacific region. If our operations or our subcontractors’ operations are curtailed because of these health issues, it may interrupt our shipments to our customers, which would adversely affect our results of operations. If our customers’ businesses are affected by these health issues, it might delay or reduce their purchases from us, which would also adversely affect our results of operations.

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

For our integrated circuit devices, we compete primarily with both manufacturers of high-performance silicon integrated circuits as well as manufacturers of GaAs integrated circuits. Our silicon-based competitors include companies such as Applied Micro Circuits Corporation, Maxim Integrated Products Inc., Motorola, Philips, STMicroelectronics N.V and others. Our GaAs-based competitors include companies such as Anadigics Inc., Fujitsu Microelectronics, Inc., Raytheon, RF Micro Devices, Skyworks Solutions, Inc., and others. For our SAW devices our competitors include companies such as CTS Wireless Components, Micro Networks, Phonon, RF Monolithics, Vectron, EPCOS AG, Temex, Fujitsu, Murata, Toyocom and others. For our optoelectronics business, competitors include companies such as JDS Uniphase, Bookham, Eudyna, OCP, Excelight, Agilent, Finisar, and Avanex, and others. Competition could also come from companies ahead of us in developing alternative technologies such as InP integrated circuits and digital filtering and direct conversion devices.

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

•       ability to obtain raw materials at lower costs due to larger purchasing volumes or other advantageous supply relationships;

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

Our sales outside of the United States were 52% of revenues for three months ended March 31, 2004 and 58% of revenues for the three months ended March 31, 2003. We face inherent risks from these sales, including:

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

In February 2003, several nearly identical putative civil class action lawsuits were filed in the United States District Court for the Middle District of Florida against Sawtek, Inc., our wholly owned subsidiary since July 2001. The lawsuits also named as defendants current and former officers of Sawtek and our company. The cases were consolidated into one action, and an amended complaint was filed in this action on July 21, 2003. The amended class action complaint is purportedly filed on behalf of purchasers of Sawtek’s stock between January 2000 and May 24, 2001, and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as Securities and Exchange Commission Rule 10b-5, by making false and misleading statements and/or omissions to inflate Sawtek’s stock price and conceal the downward trend in revenues disclosed in Sawtek’s May 23, 2001 press release. The complaint does not specify the amount of monetary damages sought. Sawtek and the individual defendants filed their motion to dismiss on September 3, 2003, and briefing on the motion was completed on November 19, 2003. The court heard oral argument on November 21, 2003, and issued an order partially denying the motion to dismiss on December 19, 2003. Specifically, the court found that the complaint was not barred by the statute of limitations, but reserved ruling on the other aspects of the motion to dismiss. Because the statute of limitations issue is a novel question of law, the court stayed the proceedings in this case to allow the defendants to file an interlocutory appeal to the Eleventh Circuit Court of Appeals.  Defendants duly filed for interlocutory appeal on January 22, 2004. Because the Court of Appeals is considering the identical issue in another matter, the appeal process has been stayed, pending the Court of Appeals’ decision in the other matter. We deny the allegations contained in the complaint and intend to continue our vigorous defense against these claims. This litigation may, however, require us to spend a substantial amount of time and money and could distract management from our day to day operations. In addition, there can be no assurance as to our success in defending ourselves against these charges. This and any future securities class action litigation could be expensive and divert our management’s attention and harm our business, regardless of its merits.

Our stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $9.93 to a low of approximately $2.83 during the 52 weeks ended March 31, 2004. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

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

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Equivalents, Short-term and Long-term Investments

Our investments in cash equivalents, short-term investments and long-term investments are classified as available-for-sale securities and are comprised of highly rated, short and medium-term investments, such as U. S. government agencies, corporate debt securities and other such low risk investments, in accordance with an investment policy approved by our Board of Directors. All of these investments are held at fair value. Although we manage investments under an investment policy, economic, market and other events may occur which we cannot control. Although the risks are minimal, fixed rate securities may have their fair value adversely impacted because of changes in interest rates and credit ratings. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer principal losses if we were to sell securities that have declined in value because of changes in interest rates or issuer credit ratings. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes. We do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.

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

The following table shows the fair values of our investments and convertible subordinated notes as of March 31, 2004  (in thousands):

	Cost	Fair Value
Cash and cash equivalents	$142,743	$142,743
Available-for-sale investments (including unrealized gains of $247)	$255,202	$255,449
Convertible subordinated notes	$268,755	$264,388

Foreign Currency Risk

We are exposed to currency exchange fluctuations, as we sell our products internationally and have operations in Costa Rica, Germany and Mexico. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We do engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments and to hedge material cash flows that are not denominated in U.S. dollars, in accordance with a foreign exchange risk management policy approved by our Board of Directors. We primarily use currency forward contracts for this purpose. This hedging activity will reduce, but may not always entirely eliminate, the impact of currency exchange movements. As of March 31, 2004, we had $14.8 million open commitments to purchase foreign currency and $13.0 million open commitments to sell foreign currency.

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

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In February 2003, several nearly identical putative civil class action lawsuits were filed in the United States District Court for the Middle District of Florida against Sawtek, Inc., our wholly owned subsidiary since July 2001. The lawsuits also named as defendants current and former officers of Sawtek and our company. The cases were consolidated into one action, and an amended complaint was filed in this action on July 21, 2003. The amended class action complaint is purportedly filed on behalf of purchasers of Sawtek’s stock between January 2000 and May 24, 2001, and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as Securities and Exchange Commission Rule 10b-5, by making false and misleading statements and/or omissions to inflate Sawtek’s stock price and conceal the downward trend in revenues disclosed in Sawtek’s May 23, 2001 press release. The complaint does not specify the amount of monetary damages sought. Sawtek and the individual defendants filed their motion to dismiss on September 3, 2003, and briefing on the motion was completed on November 19, 2003. The court heard oral argument on November 21, 2003, and issued an order partially denying the motion to dismiss on December 19, 2003. Specifically, the court found that the complaint was not barred by the statute of limitations, but reserved ruling on the other aspects of the motion to dismiss. Because the statute of limitations issue is a novel question of law, the court stayed the proceedings in this case to allow the defendants to file an interlocutory appeal to the Eleventh Circuit Court of Appeals.  The defendants duly filed for interlocutory appeal on January 22, 2004. Because the Court of Appeals is considering the identical issue in another matter, the appeal process has been stayed, pending the Court of Appeals’ decision in the other matter. We deny the allegations contained in the complaint and intend to continue our vigorous defense against these claims.

In addition, from time to time we are involved in judicial and administrative proceedings incidental to our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

10.44.1         Letter Agreement dated November 19, 2003 between Registrant and Raymond A. Link

10.45                   Letter Agreement dated April 9, 2004 between Registrant and Todd A. Debonis

31                                    Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a - 14(a)

32                                    Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a - 14(b)

(b)          Reports on Form 8-K

On February 5, 2004, we furnished a Current Report on Form 8-K reporting under Item 9 of Form 8-K that on February 5, 2004, we were issuing a press release and holding a conference call regarding our financial results for the three months and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriQuint Semiconductor, Inc.
Dated: May 10, 2004	/s/ Ralph G. Quinsey
Ralph G. Quinsey
President and Chief Executive Officer
(Principal Executive Officer)
Dated: May 10, 2004	/s/ Raymond A. Link
Raymond A. Link
Vice President, Finance and Administration
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.44.1	Letter Agreement dated November 19, 2003 between Registrant and Raymond A. Link
10.45	Letter Agreement dated April 9, 2004 between Registrant and Todd A. Debonis
31	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a - 14(a)
32	Certification of Chief Executive Officer and Chief Financial officer under Rule 13a - 14(b)