Form 10-Q
period 2004-06-30
TRIQUINT SEMICONDUCTOR INC
filed 2004-08-06
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Yes   ☒     No   ☐

As of June 30, 2004, there were 137,305,999 shares of the registrant’s common stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.
INDEX

PART I—FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues	$92,648	$72,815	$182,551	$144,470
Cost of goods sold	62,610	54,090	123,033	109,822
Gross profit	30,038	18,725	59,518	34,648
Operating expenses:
Research, development and engineering	15,340	17,702	31,415	35,062
Selling, general and administrative	13,458	14,404	25,468	27,415
In-process research and development	—	—	—	500
Severance costs	133	2,643	428	2,793
Lease termination costs	—	41,962	—	41,962
Total operating expenses	28,931	76,711	57,311	107,732
Income (loss) from operations	1,107	(57,986)	2,207	(73,084)
Other income (expense):
Interest income	1,694	1,635	3,316	3,489
Interest expense	(2,712)	(3,023)	(5,731)	(6,027)
Gain on retirement of debt	539	—	539	—
Other, net	(220)	(139)	(146)	(286)
Total other expense, net	(699)	(1,527)	(2,022)	(2,824)
Income (loss) before income tax	408	(59,513)	185	(75,908)
Income tax expense (benefit)	121	47	(104)	167
Net income (loss)	$287	$(59,560)	$289	$(76,075)
Per share data:
Basic net income (loss)	$—	$(0.45)	$—	$(0.57)
Weighted-average common shares	136,592,457	133,554,233	136,176,235	133,374,070
Diluted net income (loss)	$—	$(0.45)	$—	$(0.57)
Weighted-average common and common equivalent shares	140,665,960	133,554,233	141,573,267	133,374,070

See accompanying notes to condensed consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$91,537	$222,024
Investments in marketable securities	57,896	58,106
Accounts receivable, net	49,406	41,911
Inventories, net	66,547	65,286
Other current assets	26,694	14,089
Assets held for sale	23,323	24,423
Total current assets	315,403	425,839
Long-term investments in marketable securities	211,188	120,134
Property, plant and equipment, net	216,663	221,678
Other noncurrent assets, net	9,797	25,149
Total assets	$753,051	$792,800
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$55,287	$55,717
Total current liabilities	55,287	55,717
Other long-term liabilities	8,079	8,207
Convertible subordinated notes	223,755	268,755
Total liabilities	287,121	332,679
Stockholders’ equity:
Common stock	468,223	460,728
Accumulated other comprehensive income	(1,916)	59
Accumulated deficit	(377)	(666)
Total stockholders’ equity	465,930	460,121
Total liabilities and stockholders’ equity	$753,051	$792,800

See accompanying notes to condensed consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income (loss)	$289	$(76,075)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,812	18,534
Deferred income taxes	—	22
Acquired in-process research and development	—	500
Lease termination costs	—	41,962
Impairment of assets	389	—
Loss on disposal of assets	344	209
Gain on retirement of debt	(539)	—
Changes in assets and liabilities, net of assets acquired:
Receivables	(5,250)	(5,707)
Inventories	(1,261)	(9,765)
Other assets	414	1,190
Accounts payable and accrued expenses	(2,782)	10,080
Net cash provided by (used in) operating activities	12,416	(19,050)
Cash flows from investing activities:
Purchase of available-for-sale investments	(234,507)	(212,927)
Maturity/sale of available-for-sale investments	141,666	315,939
Business acquisition	—	(40,151)
Proceeds from sale of assets	67	10,242
Capital expenditures	(13,749)	(19,729)
Net cash provided by (used in) investing activities	(106,523)	53,374
Cash flows from financing activities:
Principal payments under capital lease obligations	—	(341)
Repurchase of convertible subordinated notes	(43,875)	—
Issuance of common stock	7,495	3,541
Net cash provided by (used in) financing activities	(36,380)	3,200
Net increase (decrease) in cash and cash equivalents	(130,487)	37,524
Cash and cash equivalents at the beginning of the period	222,024	226,226
Cash and cash equivalents at the end of the period	$91,537	$263,750

See accompanying notes to condensed consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands unless noted otherwise, except share and per share amounts)
(Unaudited)

1.   Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include the valuation of inventory, the assessment of recoverability of long-lived assets, the valuation of investments in privately held companies, the recognition and measurement of income tax assets and liabilities, and the establishment of reserves for potential warranty costs. In the opinion of management, the condensed consolidated financial statements include all normal adjustments necessary for the fair presentation of the results of the interim periods presented.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2003, as included in the Company’s 2003 Annual Report on Form 10-K as filed with the SEC on March 11, 2004.

The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarter. For convenience, the Company has indicated that its second quarter ended on June 30. The Company’s fiscal year ends on December 31.

Reclassifications

Where necessary, prior period amounts have been reclassified to conform to the current period presentation.

Stock-Based Compensation

The Company accounts for compensation cost related to employee stock options and other forms of employee stock-based compensation plans other than ESOP in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company also applies FASB Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS 123 had been applied.

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

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income (loss) as reported	$287	$(59,560)	$289	$(76,075)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(9,362)	(12,270)	(20,033)	(26,818)
Pro forma net loss	$(9,075)	$(71,830)	$(19,744)	$(102,893)
Earnings per share:
Basic and diluted—as reported	$0.00	$(0.45)	$0.00	$(0.57)
Basic and diluted—pro forma	$(0.07)	$(0.54)	$(0.14)	$(0.77)

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

3.   Segment Information

FASB Statement No. 131 (“SFAS 131”), Disclosures About Segments of an Enterprise and Related Information establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company has aggregated its businesses into a single reportable segment as allowed under SFAS 131 because the segments have similar long-term economic characteristics. In addition, the segments are similar in regards to (a) nature of products and production processes, (b) type of customers and (c) method used to distribute products. Accordingly, the Company describes its reportable segment as high-performance components and modules for communications applications. All of the Company’s revenues result from sales in its product lines.

The Company’s sales outside of the United States comprised 60% and 58% of revenues for the three and six months ended June 30, 2004, and 60% and 58% of revenues for the three and six months ended June 30, 2003, respectively.

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

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Shares for basic net income (loss) per share:
Weighted-average common shares	136,592,457	133,554,233	136,176,235	133,374,070
Effect of dilutive securities:
Stock options	4,073,503	—	5,397,032	—
Shares for dilutive net income (loss) per share:	140,665,960	133,554,233	141,573,267	133,374,070

Stock options and other exercisable convertible securities totaling approximately 16,886,000 and 15,000,000 shares for the three and six months ended June 30, 2004, respectively, and 18,031,000 and 18,276,000 shares for the three and six months ended June 30, 2003, respectively, were not included in the diluted net income per share calculations, because to do so would have been antidilutive.

5.   Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	June 30, 2004	December 31, 2003
Raw material	$28,297	$22,282
Work in progress	23,622	26,620
Finished goods	14,628	16,384
Total inventories, net	$66,547	$65,286

6.   Goodwill and Other Acquisition-Related Intangible Assets

In accordance with FASB Statement No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, the Company is required to perform impairment tests of goodwill at least annually or when events and circumstances warrant. The Company intends to perform this test in the fourth quarter of each year. Goodwill and other acquisition-related intangible assets are included in “Other non-current assets, net” on the Company’s condensed consolidated balance sheet. There were no changes in the carrying amount of goodwill for the six months ended June 30, 2004.

Information regarding the Company’s other acquisition-related intangible assets is as follows:

	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and other	$10,044	$5,652	$4,392	$10,044	$4,493	$5,551

Amortization expense of other acquisition-related intangible assets was $580 and $1,159 for the three and six months ended June 30, 2004, respectively, and $459 and $1,097 for the three and six months ended June 30, 2003, respectively. The periods over which the Company amortizes these intangible assets range from two to 10 years, depending on the estimated useful life of the intangible asset.

7.   Assets Held for Sale

In accordance with FASB Statement No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has classified as of June 30, 2004, the buildings and land associated with its Pennsylvania operations, totaling $22,305, and certain equipment totaling $1,018 located in Texas as assets held for sale. The Company is marketing these assets for sale and expects to sell them within a year. During the three months ended June 30, 2004, assets held for sale at the Texas operation totaling approximately $1,075 were reclassified at their carrying value as held and used. No adjustment for depreciation expense for the period of time these assets were classified as held for sale was required as these assets had never originally been placed into service.

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

Product warranty activity consisted of:

Six months ended June 30, 2004
Beginning balance	$9,293
Accruals	2,565
Deductions	(4,872)
Ending balance	$6,986

9.   Stockholders’ Equity

Selected components of stockholders’ equity are as follows:

	June 30, 2004	December 31, 2003
Common stock, $.001 par value, 600,000,000 shares authorized, 137,305,999 and 135,403,258 outstanding at June 30, 2004 and December 31, 2003, respectively	$137	$135
Additional paid-in capital	$468,086	$460,593

10.   Supplemental Cash Flow Information

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash transactions:
Cash paid for interest	$5,750	$5,386
Cash paid for income taxes	$271	$688

11.   Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax for 2004 and 2003, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$287	$(59,560)	$289	$(76,075)
Net unrealized loss on cash flow hedges	(10)		20
Net unrealized loss on available-for-sale investments	(2,138)	22	(1,994)	(265)
Comprehensive loss	$(1,861)	$(59,538)	$(1,685)	$(76,340)

12.   Severance Costs

In June 2003, the Company adopted a plan to reduce its operating costs and streamline its available capacity. As part of this plan, the Company determined that it would terminate approximately 80 employees associated with its optoelectronics business in Breinigsville, Pennsylvania and its design center in Munich, Germany. In June 2003, the Company accrued and recorded as a charge to earnings $2,633 for expected severance costs. As of June 30, 2004, a liability of $61, included in “Other accrued liabilities” on the Condensed Consolidated Balance Sheet, remains for the unpaid portion of the severance costs related to the German operation.

The Company also assumed accrued severance costs of $1,800 as part of the acquisition of its optoelectronics business from Agere. As of June 30, 2004, no liability remains on the Condensed Consolidated Balance Sheet remains for these severance costs due to usage and to adjustment for attrition.

During the three and six months ended June 30, 2004, the Company recorded charges of $133 and $428, respectively, for severance costs associated with a reduction in force of 11 and 21 employees, respectively, assigned to its Texas operation. As of June 30, 2004, a liability of $107, included in “Other accrued liabilities” on the Condensed Consolidated Balance Sheet, remains for the unpaid portion of this liability.

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

14.   Recent Accounting Pronouncements

The FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, in January 2003 and amended the Interpretation in December 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. Development-stage entities that have sufficient equity invested to finance the activities they are currently engaged in and entities that are businesses, as defined in the Interpretation, are not considered VIEs. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company does not currently have any variable interests in VIEs and does not expect the application of FIN 46 to have a significant impact on it.

On March 31, 2004, the FASB issued an exposure draft No. 1102-100, Proposed Statement of Financial Accounting Standards—Share-Based Payment, effective for fiscal periods beginning after December 15, 2004. This exposure draft outlines a methodology for the accounting treatment of stock options and certain other share-based payments. It requires these payments to be recorded as an operating expense. The exposure draft is proposed to supercede SFAS 123, which allowed for footnote disclosure of this expense. The exposure draft encourages use of the binomial model for valuing the cost. Currently, the Company uses the Black-Scholes model for option expense calculation for footnote disclosure. The Company’s proforma expense calculated for this disclosure was $53.6 million for the year ended December 31, 2003. While it is believed by some that the binomial method may result in a lower charge, the Company believes that the effect of the proposed statement will be significant and will have a material adverse impact on its consolidated financial statements. The Company is currently evaluating its share-based employee compensation programs to determine what action, if any, may be required to reduce this potential charge if this exposure draft is enacted.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to operating results; demand for integrated circuits, SAW filters and optoelectronic products and the products into which they are manufactured, including wireless phones; critical accounting estimates; sale of excess production assets in our optoelectronic and semiconductor manufacturing operations; any projections of revenue, gross profit, operating expenses, capital resources; and investments in new facilities. In some cases, you can identify forward-looking statements by terminology such as “anticipates”, “appears”, “believes”, “continue”, “could”, “estimates”, “expects”, “goal”, “hope”, “intends”, “may”, “our future success depends”, “plans”, “potential”, “predicts”, “projects”, “reasonably”, “seek to continue”, “should”, “thinks”, “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section of this report titled “Factors Affecting Future Operating Results”. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions to applications in the wireless phone, wireless infrastructure, optical network, and defense markets. Our goal is to build a strong and sustainable business by applying our core competencies and technologies to a diversified portfolio of markets within the communications industry. In wireless phones, we provide high performance RF filters, duplexers, receivers, small signal components, power amplifiers, switches, and integrated passive components. We have also been a leader in the development of RF front-end modules with the goal of maximizing content and minimizing stacked margins. In wireless infrastructure networks, we are a leading supplier of active and passive components for RF communications and we are the dominant supplier of SAW filters to base stations. We expect the global number of subscribers to wireless communications to grow from approximately 1.3 billion in 2002 to approximately 1.7 billion by 2006. In optical networks, we are a leading supplier of laser and detector components and differentiated modules. We believe the total available market for these products will grow from approximately $600 million in 2003 to over $1.0 billion by 2006. In the defense market, we are a leading provider of phased array antenna components to the U.S. military. This has been a stable business for us due to the long lead times and long product life cycles.

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

Wireless phone demand, however, generally strengthened during 2003, especially during the seasonally stronger second half of the year. We believe total global unit shipments for the whole market will grow by more than 10%, resulting in projected shipments approaching 600 million handsets in 2004. We also believe we are positioned for sustained demand in the wireless phone market for 2004 due to continued demand in China, India and other emerging countries, strong interest in camera phones and color displays worldwide, and increasing acceptance of non-voice applications such as text messaging. As the handset market expands, we expect this to also create increased demand in the wireless infrastructure market for our base station and point-to-point components.

As with the semiconductor industry, the optical communication industry has also suffered since 2001. As restructuring and consolidation in the optical network market continues, we believe strengthening long-term market demand will result. Demand for our products in this market grew during 2003; however, the outlook for 2004 is somewhat mixed. Revenues in the first half of 2004 were up only slightly from the first half of 2003 due to increased shipments of legacy products such as optical amplifiers. We expect revenues to grow slightly in the second half of 2004 based on the expected launch of new products and continued penetration with current and new customers.

The defense market is stable and long-term. Revenues in the first half of 2004 were down slightly from the first half of 2003, however, we are actively engaged with multiple defense industry contractors in the development of next-generation phased array systems, have key design wins in major projects such as the Joint Strike Fighter and F-22, and expect to participate in other large projects such as the B-2 radar upgrade. We expect these programs to ramp up over the 2005-2006 timeframe.

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

Investments in Privately Held Companies

We have made several investments in small, privately held technology companies in which we hold less than 20% of the capital stock or hold notes receivable. We account for these investments at their cost unless their value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgement. We evaluate the financial condition of the investee, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or poor operating results of the investees could result in additional other-than-temporary losses in future periods. In 2003, we recorded impairment charges of $2.4 million on investments in privately held companies and also recovered a previously impaired investment resulting in a gain of $8.5 million. We recorded no similar charges or gains during the three and six months ended June 30, 2004.

Income Taxes

We must apply estimates and judgements to determine our provision for income taxes and amounts payable or recoverable in numerous tax jurisdictions around the world. These estimates and judgements involve interpretations of regulations and are inherently complex. If our estimate of tax liabilities proves to be more or less than the ultimate assessment, a benefit or expense, respectively, would be recognized in the period the determination is made. In addition, we must also make a judgement as to the realizability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We evaluate the need for a valuation allowance on a regular basis and adjust as needed. These adjustments have an impact on our financial statements in the periods in which they are recorded. In 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of Statement of Financial Accounting Standards No. 109 (“SFAS109”), Accounting for Income Taxes. As of June 30, 2004, this valuation allowance is still in place.

Warranty Costs

We sell our products with warranties that they will be free of faulty workmanship or defective materials and that they will conform to our published specifications or other specifications mutually agreed to with a customer. In some cases, we have assumed the existing warranties on products previously sold by businesses we have acquired, such as the Agere optoelectronics business. We have also established a reserve for potential catastrophic warranty claims for cases in which our obligation may extend beyond the repair and replacement of a faulty product. We estimate the potential liability associated with these warranties based on a combination of factors including historical product return experience, known product warranty issues with specific customers, and judgement of expected levels of returns based on economic and other factors. An accrual for expected warranty costs results in a charge to the financial results in the period recorded. This liability can be difficult to estimate and, if we experience warranty claims in excess of our projections, we may need to record additional accruals which would adversely affect our financial results.

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

Through a transition services agreement, Agere provided some business infrastructure services to us for a short period following the close of the transaction to ensure seamless transition of the business operations. Further details regarding the allocation of the purchase price to the acquired assets and liabilities can be found at Note 2 of the accompanying Condensed Consolidated Financial Statements. On May 6, 2003, we sold a portion of the assets acquired in this transaction for $6.6 million in cash.

Assets Held for Sale

We intend to sell the land and buildings associated with our optoelectronics operation in Pennsylvania and excess equipment associated with our semiconductor manufacturing operations. The Pennsylvania property consists of several buildings comprising approximately 849,000 square feet of space on 139 acres of land. The buildings contain fab and assembly space, office space, and central services. The excess equipment associated with our semiconductor manufacturing operations consists of a variety of equipment used for semiconductor fab and assembly operations. We are actively marketing these assets and have met the accounting criteria for classifying these assets as held for sale; accordingly, they are identified on our balance sheet as assets held for sale. The amount of these assets as of June 30, 2004 was $23.3 million. We may have to impair the carrying value of these assets if we cannot sell them at a price equal to or greater than their book value.

During the three months ended June 30, 2004, assets held for sale associated with our semiconductor manufacturing operations totaling approximately $1,075 were reclassified at their carrying value as held and used. No adjustment for depreciation expense for the period of time these assets were classified as held for sale was required as these assets had never originally been placed into service.

Results of Operations

The following table sets forth the results of our operations expressed as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.6	74.3	67.4	76.0
Gross profit	32.4	25.7	32.6	24.0
Operating expenses:
Research, development and engineering	16.6	24.3	17.2	24.3
Selling, general and administrative	14.5	19.8	14.0	19.1
In-process research and development	—	—	—	0.3
Severance costs	0.1	3.6	0.2	1.9
Lease termination costs	—	57.6	—	29.0
Total operating expenses	31.2	105.3	31.4	74.6
Income (loss) from operations	1.2	(79.6)	1.2	(50.6)
Interest income (expense), net	(1.1)	(1.9)	(1.3)	(1.8)
Gain on retirement of debt	0.6	—	0.3	—
Other, net	(0.3)	(0.2)	(0.1)	(0.2)
Income (loss) before income tax	0.4	(81.7)	0.1	(52.6)
Income tax expense	0.1	0.1	(0.1)	0.1
Net income (loss)	0.3%	(81.8)%	0.2%	(52.7)%

Revenues

We derive revenues from the sale of standard and customer-specific products and services. Our revenues also include nonrecurring engineering revenues relating to the development of customer-specific products. Our markets during these comparative periods included wireless phones; infrastructure networks such as base station, satellite, and point-to-point radios; defense and optical networks. Our distribution channels include our direct sales staff, manufacturers’ representative firms, and distributors. The majority of our shipments are made directly to our customers, with shipments to distributors accounting for only approximately 7% of our total revenues for both the three and six months ended June 30, 2004, respectively. Our revenues increased 27.2%, or $19.8 million, to $92.6 million for the three months ended June 30, 2004 and 26.4%, or $38.1 million, to $182.6 million from $72.8 million and $144.5 million for the three and six months ended June 30, 2003, respectively. These increases in revenues from the prior year comparative periods are due to increased shipments of products to all of our end markets. Demand was steady with a book-to-bill ratio, which is a comparison of orders received to products shipped, of 0.99 to 1.00 for the three months ended June 30, 2004. Our revenues by end market were:

	% of Total Revenues
	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Wireless phones	40%	37%	39%	39%
Infrastructure networks	36%	32%	35%	31%
Defense	12%	16%	12%	16%
Optical networks	12%	15%	14%	14%
Total	100%	100%	100%	100%

Revenues from products addressing the wireless phone market for the three and six months ended June 30, 2004 increased on an absolute dollar basis by over $10 million and $16 million, respectively, from the three and six months ended June 30, 2003. This increase has been due to the successful introduction of new products such as our GSM power amplifier modules and CDMA duplexers, receivers and switches, as well as increased unit shipments of RF SAW filters. We continue to grow revenues from products for the CDMA market and are gaining market share in the GSM market. Our GSM power amplifier modules are now designed into over 20 phone platforms. During June 2004, we also introduced our new Quad-Band GSM transmit module, which fully integrates the complete power amplifier and switch function into one product that is 60% smaller than competitive offerings. Our revenues for the three months ended June 30, 2004 from our products for GSM handsets were up 67% over the three months ended March 31, 2004. We have received the first orders for our new CDMA switch from two major Korean phone manufacturers and revenues from CDMA duplexers exceeded revenues from SAW IF filters for the first time. We shipped a record number of SAW filters during the three months ended June 30, 2004 and exceeded the volume shipped during the three months ended June 30, 2003 by 74%. Our revenues from products for TDMA applications continue to decline as this standard is widely being replaced by GSM and CDMA. Our revenues from some of our small signal devices such as mixers and low noise amplifiers have also declined as these products are being phased out in certain phone models.

GSM, CDMA, and TDMA refer to the primary wireless air interface standards used throughout the world. GSM is the most prevalent standard, utilized primarily in Europe and many parts of Asia with a growing presence in the United States. This standard accounts for over 60% of total phone sales and subscribers worldwide. CDMA is the standard used principally in North America, Korea, and parts of China and India. We historically have more sales into CDMA applications as many of our products, such as IF SAW filters, receivers, duplexers, and triplexers are better suited for CDMA and in some cases are not used in GSM. TDMA is an older digital air interface standard that wireless phone manufacturers are phasing out. For the three and six months ended June 30, 2004, our revenues in the wireless phone market were dominated by sales for CDMA applications, accounting for 75% and 78%, respectively, of our wireless phone revenues, followed by GSM applications comprising 23% and 20%, respectively, and TDMA applications comprising 2% and 2%, respectively. For the three and six months ended June 30, 2003, the same breakdown of revenues by air interface standard was CDMA comprising 82% and 83%, respectively, GSM comprising 8% and 8%, respectively, and TDMA comprising 10% and 9%, respectively. Our efforts to design and introduce products based on the GSM standard is an important element in our strategy to continue to gain additional share in this large market.

Our infrastructure network products address a variety of application areas, such as base stations, satellite, point-to-point radios, and WLAN. Our sales of products for the infrastructure networks market grew in excess of 40% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. For the six months ended June 30, 2004, our sales of products into this market grew by over $19 million, over 40%, compared to the six months ended June 30, 2003, which represents the highest growth rate of all of our end markets. Our sales in this end market have grown primarily due to increased shipments of products for base station and WLAN applications. We have gained significant market share as a supplier of foundry services for the WLAN market. These products are used to develop the cards and circuits based on the 802.11 standard that are embedded in personal computers for wireless access to the Internet. For the three and six months ended June 30, 2004, base station products accounted for 34% and 32%, respectively, of our infrastructure market revenues, with WLAN products comprising 22% and 24%, respectively, and point-to-point radios products comprising 16% and 16%, respectively. For the three months and six months ended June 30, 2003, base station products comprised 24% and 26%, respectively, WLAN products comprised 21% and 18%, respectively, and point-to-point radios comprised 15% and 16%, respectively.

Revenues from our defense related business decreased slightly in both absolute dollars and as a percentage of revenues for the three and six months ended June 30, 2004 compared to the three and six month periods ended June 30, 2003. We are actively engaged with defense contractors in the development of systems and have key design wins in major projects such as the Joint Strike Fighter and F-22. This end market is characterized by long lead times, however, and design wins can take a substantial amount of time to equate to materially increased revenues. Our business in this market is very stable and we have a strong position, particularly for phased array antenna and communications systems. We believe the overall growth of this market, however, is currently slight to moderate.

Revenues from our products for the optical networks market were essentially unchanged for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. For the six months ended June 30, 2004, however, these revenues increased approximately $5.5 million, or 27%, from those for the six month period ended June 30, 2003. A significant portion of our revenues in this end market have come from our acquisition of the optoelectronics business from Agere Systems, which we completed in early January 2003. The balance of the revenues from this end market are attributable to our legacy optoelectronics products such as multiplexers, demultiplexers and transimpedance amplifiers, which have been declining in recent years but continue to sell in substantial volumes.

Domestic revenues were $37.5 million and $76.8 million for the three and six months ended June 30, 2004, respectively, as compared to $29.4 million and $59.8 million for the three and six months ended June 30, 2003, respectively. International revenues continue to grow due to the increasing demand for wireless phones and infrastructure products from countries in Asia, Africa, and South America, where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. and Europe of approximately 50%.

We are projecting our revenues for the three months ending September 30, 2004 to be in the range of $92 million to $94 million. For the full year 2004, we are projecting revenues to be in the range of $370 million to $375 million, an increase of approximately 19% from the full year 2003. We expect revenues from the defense and optical networks markets to be relatively flat, but expect increased demand from our other markets.

Gross profit

Gross profit is equal to revenues less cost of goods sold. Cost of goods sold includes direct material, labor and overhead expenses and certain production costs related to nonrecurring engineering revenues. In general, gross profit generated from the sale of customer-specific products and from nonrecurring engineering revenues is typically higher than gross profit generated from the sale of standard products. For the three months ended June 30, 2004, gross profit increased 60.4% to $30.0 million from $18.7 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, gross profit increased 71.8% to $59.5 million from $34.6 million for the six months ended June 30, 2003. Our gross profit also increased as a percentage of revenues, from 25.7% and 24% for the three and six months ended June 30, 2003, respectively, to 32.4% and 32.6% for the three and six months ended June 30, 2004. This increase in our gross profitability was attributable to the increased demand and production volumes of our products, the benefit of cost and capacity reduction efforts completed during 2003, elimination of transition services associated with the acquisition of the optoelectronics business from Agere that we incurred in the first half of 2003, adjustments to our inventory and warranty reserves, the reclaim of excess precious metals, and the sale of excess assets.

The operation of our own wafer fabrication facilities entails a high degree of fixed costs and requires an adequate volume of production and sales to be profitable. During periods of decreased demand, high fixed wafer fabrication costs have a materially adverse effect on our operating results. Due to the increased demand for our products across most of our end markets, our factory utilization has increased from June 30, 2003 to June 30, 2004.

We routinely review our accounting reserves, including those for excess and obsolete inventory and potential warranty claims, as described under “Critical Accounting Policies and Estimates” above, and make adjustments as necessary. When we initially acquired the optoelectronics business from Agere Systems in January, 2003, we established inventory and warranty reserves as of the three months ended March 31, 2003 based on the information available at the time. We have continued to refine our estimates for these reserves using additional data available since that time. For the three months ended March 31, 2004, we recorded a reduction to the warranty reserve for our optoelectronics business totaling approximately $1.6 million. In addition, we identified a portion of the remaining warranty reserve balance for catastrophic warranty claims. This was done in response to increasing requests by our customers for catastrophic warranty clauses that extend our obligation beyond the repair and replacement of a faulty product, to include other losses our customers may experience as a result of failures in our products. We experienced one such warranty claim during 2003. We also recorded combined net reductions of approximately $3.8 million to the warranty and inventory reserves for our other businesses during the three months ended March 31, 2004 as a result of increasing demand, inventory optimization efforts, and the resolution of some warranty claims. This net reduction was primarily the result of a decrease in the inventory reserve for our Oregon operation of approximately $1.9 million. This decrease was due to the disposal of obsolete material and was largely offset by a corresponding decrease in gross inventory. No adjustments of this magnitude were made to inventory and warranty reserves during the three months ended June 30, 2004.

We recorded benefits during the three months ended March 31, 2004 of approximately $2.0 million and during the three months ended June 30, 2004 of approximately $3.1 million associated with the reclaim of platinum and gold from our Pennsylvania and Texas manufacturing operations. Precious metals are a primary component of the semiconductor fabrication process. Process wastes are routinely collected and processed to reclaim the precious metal component. In the case of our Pennsylvania operation, we reclaimed $4.5 million of platinum during the six months ended June 30, 2004 that was embedded in equipment that was in excess of our needs. We do not expect any significant amounts of platinum to be reclaimed in the second half of 2004.

We expect our gross profit, as a percentage of revenue, for the three months ended September 30, 2004 to be in the range of 29% to 32% and for the full year 2004 to be in the range of 31% to 33%.

Operating expenses

Research, development and engineering

Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product research and development expenses. Our research, development and engineering expenses for the three months ended June 30, 2004 decreased 13.3% to $15.3 million from $17.7 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, these costs were 10.4% lower than for the comparable period ended June 30, 2003 at $31.4 million and $35.1 million, respectively. Research, development and engineering expenses as a percentage of revenues decreased to 16.6% and 17.2% for the three and six months ended June 30, 2004, respectively, from 24.3% for both the three and six month periods ended June 30, 2003.

The decrease in research, development and engineering expenses on an absolute dollar basis was primarily the result of our cost reduction programs implemented during 2003. The three months ended March 31, 2003 was the first period to reflect the impact of the incremental costs associated with our acquisition of the Agere optoelectronics business. Since that time, we have achieved significant cost savings and improvement in capacity utilization across our business operations. As a percentage of revenues, the decrease from the three and six months ended June 30, 2003 to the three months ended June 30, 2004 is also attributable to the increase in revenues between these two periods.

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

Selling, general and administrative

Selling, general and administrative expenses include commissions, labor expenses for marketing and administrative personnel, and other corporate administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2004 decreased 6.6% to $13.5 million from $14.4 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, these costs were 7.1% lower than for the comparable period ended June 30, 2003 at $25.5 million and $27.4 million, respectively. Selling, general and administrative expenses as a percentage of revenues decreased to 14.5% and 14.0% for the three and six months ended June 30, 2004 from 19.8% and 19.1% for the three and six months ended June 30, 2003. On an absolute dollar basis, this decrease in selling, general and administrative expense was primarily the result of our cost reduction programs implemented during 2003. In addition, during the six months ended June 30, 2004, we recorded benefits of approximately $762,000 and $1.4 million from the reduction of our reserve for expected severance costs and from the gain on sale of excess assets, respectively, associated with our optoelectronics business. We made the adjustment to the reserve for expected severance costs as normal attrition of our workforce has reduced the level of our originally estimated involuntary workforce reductions. Additionally, during the three months ended June 30, 2004, we recorded selling, general and administrative costs of approximately $389,000 associated with the closure of our Tianjin, China facility. We have terminated our plan to assemble SAW devices in China and will continue to do most of our assembly of SAW devices in Costa Rica. As a percentage of revenues, the decrease from the three months ended June 30, 2003 to the three months ended June 30, 2004 is also attributable to the increase in revenues between these two periods. We expect our selling, general and administrative costs in 2004 to be generally equivalent to those in 2003.

In-process research and development

During the six months ended June 30, 2003, we recorded a charge of $500,000 for the write-off of acquired IPR&D associated with our acquisition of the Agere optoelectronics business. We had no similar charge during the six months ended June 30, 2004.

Severance costs

During the three and six months ended June 30, 2004, we recorded charges of $133,000 and $428,000, respectively, for severance costs associated with a reduction in force of approximately 21 employees assigned to our Texas operation. This is the result of our ongoing efforts to align our costs and capacity with our levels of production and revenues. For the three months and six months ended June 30, 2003, we recorded severance costs of $2.6 million and $2.8 million, respectively. These reductions primarily impacted the workforce of our newly acquired optoelectronics business and our German engineering and marketing operation.

Lease termination costs

During the three months ended June 30, 2003, we recorded a charge of approximately $42.0 million for the termination of the lease on our Texas facility in conjunction with our acquisition of that facility. We had no similar charge during the three months ended June 30, 2004.

Interest income (expense) and other

Interest income (expense) and other was a net expense of $1.2 million and $2.6 million for the three and six month periods ended June 30, 2004, respectively. For the three and six months periods ended June 30, 2003, net interest expense and other was $1.5 million and $2.8 million, respectively. For both periods, this amount is primarily due to the excess of interest expense over interest income for the period.

Gain on retirement of debt

During the three months ended June 30, 2004, a gain on retirement of debt resulted from our repurchase of $45 million principal amount of our convertible subordinated notes at prices resulting in a gain of approximately $539,000, net of the writeoff of associated capitalized bond issuance costs of approximately $586,000. No similar benefit was recorded during the comparable period of a year ago.

Income tax expense (benefit)

We recorded income tax expense of $121,000 for the three months ended June 30, 2004 and a benefit of $104,000 for the six months ended June 30, 2004, This compares to income tax expense of $47,000 and $167,000 for the three and six months ended June 30, 2003. For the three and six months ended June 30, 2004, the income tax expense was the result of accruals for foreign taxes, offset by the receipt of various refunds. For the three and six months ended June 30, 2003, the income tax expense was attributable to taxes associated with our Pennsylvania and Germany entities. In 2002 and 2003, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of SFAS 109 concerning whether it is more likely than not that our deferred tax assets may not be realized. For the three and six months ended June 30, 2004, we also determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of SFAS 109.

Outlook for the Three Months Ending September 30, 2004

Based upon our forecasts of revenues and operating costs for the three months ending September 30, 2004, we expect our profitability for this period to be in the range of a loss per share of $0.01 to breakeven. This forecast is based on our expectation of revenues for the three months ending September 30, 2004 to be flat to slightly up from those for the three months ended June 30, 2004, primarily due to expected increasing demand. We expect our gross margin for the three months ending September 30, 2004 to be flat to slightly down from that for the three months ended June 30, 2004. We are also projecting our operating and nonoperating costs for the three months ending September 30, 2004 to be similar to our operating costs for the three months ended June 30, 2004. This forecast is based on our expectation of continued new product success and increased demand.

Liquidity and Capital Resources

As of June 30, 2004, we had cash, cash equivalents and short-term investments of $149.4 million, a decrease from $280.1 million as of December 31, 2003. In addition, we had $211.2 million of investments in long-term marketable securities, which are investments in high-grade securities that mature after one year but within 42 months, as of June 30, 2004; an increase from $120.1 million as of December 31, 2003. As of June 30, 2004, long-term liabilities were $231.8 million and represented 49.8% of stockholders’ equity. As of December 31, 2003, long-term liabilities were $277.0 million and represented 60.2% of stockholders’ equity. Our long-term liabilities as of June 30, 2004 were comprised of $223.8 million of our convertible subordinated notes, $7.6 million of long-term tax accruals, and approximately $500,000 of long-term accruals associated with our acquisition of the Agere optoelectronics business. This decrease in long-term liabilities, on a percent of stockholders’ equity basis, is the result of our repurchase of $45.0 million face value of our convertible subordinated notes and the increase in stockholders’ equity from earnings and the receipt of additional paid in capital during the six months ended June 30, 2004. As of June 30, 2004, working capital decreased to $260.1 million from $370.1 million as of December 31, 2003. This decrease in working capital was primarily attributable to our use of $43.9 million to repurchase $45.0 million face value of our convertible subordinated notes, as well as a shift of a portion of our investments in marketable securities from short-term instruments to long-term instruments. This decrease was partially offset by an increase in accounts receivable resulting from a higher proportion of shipments occurring later in the period and an increase in other current assets resulting from the reclass of a noncurrent refundable deposit to current.

For the six months ended June 30, 2004, cash provided by operating activities was $12.4 million. For the six months ended June 30, 2003, cash used in operating activities was $19.1 million. Cash was provided by a small net income, adjusted for non-cash related items, as well as by increases in current assets and decreases in current liabilities. The biggest increase in current assets was in accounts receivable as described above, due to the timing of sales during the period. Days sales outstanding increased from 42 days as of December 31, 2003 to 48 days as of June 30, 2004. Inventories increased approximately $1.3 million, primarily as the result of the use of reserves and increased production volumes. Our inventory turns increased slightly from 3.7 times at December 31, 2003 to 3.8 times at June 30, 2004.

For the six months ended June 30, 2004, cash used in investing activities was $106.5 million. For the six months ended June 30, 2003, cash provided by investing activities was $53.4 million. The change from cash provided by investing activities for the six months ended June 30, 2003 to cash used in investing activities for the six months ended June 30, 2004 was primarily due to a shift in the flow of our cash and cash equivalents to and from our investments in marketable securities. In the current period, we purchased more investments than we sold or that matured. In the same period a year ago, we purchased fewer investments than we sold or that matured. The cash provided by investing activities for the six months ended June 30, 2003 was also offset by expenditures of $40.2 million for our acquisition of the Agere optoelectronics business and net capital expenditures of $9.5 million. During the six months ended June 30, 2004, we used $13.7 million of cash for capital expenditures primarily for production-related machinery and equipment.

Cash used in financing activities for the six months ended June 30, 2004 was $36.4 million, compared to cash provided by financing activities for the six months ended June 30, 2003 of $3.2 million. The cash used in financing activities for the six months ended June 30, 2004 was the result of our use of $43.9 million to repurchase $45 million face value of our convertible subordinated notes, offset by $7.5 million of receipts from stock issuances.

Transactions Affecting Liquidity

On January 2, 2003, we completed our acquisition of a substantial portion of the optoelectronics business of Agere for $40.0 million in cash plus acquisition costs of approximately $200,000 and certain assumed liabilities. Through a transitional manufacturing agreement, Agere supplied components for us for a short period following the close of the transaction to ensure seamless service to customers. Agere also provided some business infrastructure services to us for a short period following the close of the transaction to provide for an uninterrupted transition of the business operations.

On May 18, 2004, we completed the repurchase of $45 million face value of our convertible subordinated notes for $43.9 million before accrued interest. We regularly evaluate the market pricing of these notes in comparison to our cash flow forecast to determine the value to the company of repurchasing a portion of them. Since 2001, we have repurchased $121.2 million face value of the original $345 million issuance.

Capital Resources

Our current cash, cash equivalent and short-term investment balances, together with cash anticipated to be generated from operations are currently our principal sources of liquidity and we believe these will satisfy our projected working capital, capital expenditure, and possible investment needs, at a minimum, through the next 12 months. We expect our needs for capital expenditures in 2004 to be between $20.0 million and $25.0 million. The principal risks to these sources of liquidity would be capital expenditure or investment needs in excess of our expectations, in which case we may be required to finance any additional requirements through additional equity offerings, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

Impact of Inflation

We believe that inflation has not had a material impact on operating costs and expenses.

Recent Accounting Pronouncements

See Note 14 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Factors that May Affect Future Results

An investment in our common stock is extremely risky. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such statements reflect management’s current expectations, assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The following are some of the factors we believe could cause our actual results to differ materially from expected and historical results. The trading price of our common stock could decline due to any of these risks and you may lose part or all of your investment. Other factors besides those listed here could also adversely affect us.

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

•       continued softness in the optical networks market;

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

If we are required to expense stock options and other share-based payments to employees and directors, we will record a significant charge to earnings. On March 31, 2004, the FASB issued an exposure draft No. 1102-100, “Proposed Statement of Financial Accounting Standards—Share-Based Payment,” effective for fiscal periods beginning after December 15, 2004. This exposure draft outlines a methodology for the accounting treatment of stock options and certain other share-based payments. It requires these payments to be recorded as an operating expense. It will supercede SFAS 123 which allowed for footnote disclosure of this expense. The exposure draft encourages uses of the binomial model for valuing the cost. Previously, we have used the Black-Scholes model for proforma stock-based compensation expense footnote disclosure. This amount was $53.6 million for our year ended December 31, 2003. While it is believed by some that the binomial method may result in a lower charge than the Black-Scholes model, the complexity of the binomial model would result in a more subjective and more difficult to audit valuation. We are evaluating which method to use should we be required to expense stock options and other share-based payments to employees. We believe that the charge will be significant and will have a material adverse impact on the consolidated financial statements. We are currently evaluating our stock-based compensation programs to determine what actions, if any, need to be taken to reduce this potential charge if this exposure draft is enacted. If we cannot issue stock options at the levels we have in the past, we believe we will face a more difficult time in attracting and retaining the talented employees necessary for our business to grow and prosper.

Our operating results may suffer due to fluctuations in demand for semiconductors and electronic communications components.

From time to time, the wireless phone, infrastructure networks, optical networks, and defense markets have experienced significant downturns and wide fluctuations in product supply and demand, often in connection with, or in anticipation of, maturing product cycles, capital spending cycles and declines in general economic conditions. This cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We have experienced, and may experience again, periodic fluctuations in our financial results because of these or other industry-wide conditions. For example, if demand for communications applications were to decrease substantially, demand for the integrated circuits and modules, optical components and modules and SAW filter components in these applications would also decline, which would negatively affect our operating results. Conversely, we believe that current trends such as wireless phone portability, color screens and digital photo capability, and the development of wireless infrastructure in countries such as India and China will increase the demand for our products. We do not know, however, if this will lead to a sustained level of increased demand.

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

Historically, the average selling prices of our products have decreased over the products’ lives and we expect them to continue to do so. To offset these decreases, we rely primarily on achieving yield improvements and other cost reductions for existing products and on introducing new products that can be manufactured at lower costs. Selling prices for our SAW products have declined due to competitive pricing pressures and to the use of newer surface mount package devices that are smaller and less expensive than previous generation filters. For example, we have experienced declines in average selling prices for RF filters for wireless phones due to competitive pressure and for filters for base stations due to the use of surface mount packages. We believe our future success depends, in part, on our timely development and introduction of new products that compete effectively on the basis of price and performance and adequately address customer requirements. The success of new product and process introductions depends on several factors, including:

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

New products have been introduced in the marketplace that use a direct conversion architecture in wireless phones. A direct conversion architecture reduces the number of components needed in the receiver portion of wireless phones. Sales of our SAW IF filter products along with some of our receiver products would be negatively impacted by wireless phone manufacturers’ use of a direct conversion chipset as new phone models are developed. Direct conversion architecture has been available since the mid-1990’s for GSM phones and wireless phone manufacturers are increasing the use of this process in new phones. For the second quarter of 2004, sales of SAW IF filters and receiver products for GSM phones accounted for less than 1% of our total sales. Several companies have introduced a direct conversion chipset for CDMA phones which would impact our future revenues from SAW IF filters and receiver products for CDMA phones. Our revenues from SAW IF filters for CDMA phones were approximately 6% of our total revenues and sales of receiver and related products for CDMA phones were approximately 7% of our total revenues for the second quarter of 2004. In addition, we continue to sell products for TDMA wireless phones, which are increasingly migrating to the GSM standard. Our sales of products for TDMA phones were under 1% of our total sales for the second quarter of 2004.

Other competitive filtering technologies, including film bulk resonator (“FBAR”) and bulk acoustic wave (“BAW”), have been introduced and have gained market acceptance in certain applications. This could have a negative impact on our SAW filter sales in certain applications.

We are actively pursuing new products such as RF filters, duplexers, power amplifiers, and modules to offset the decline in sales of products affected by direct conversion architecture and the loss of revenues from products for TDMA phones. If we are not successful in introducing competitive or alternative products, our business, financial condition and results of operation will suffer.

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

Our business will be adversely impacted if we do not continue to gain market acceptance of our wireless phone module products or develop effective manufacturing processes to produce them.

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

Manufacturing module products represents a departure from our traditional component manufacturing business. Production of module products entails different processes, costs, yields, and lead times. If we fail to successfully transition manufacturing resources to produce these products or are unable to do so cost-effectively, our operating results will be adversely affected. Our current experience is that increased module sales are having a negative impact on gross margins. If we are unable to reduce the costs of producing modules, total gross margin will decrease as the proportion of module sales increase.

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

We have converted our Hillsboro facility from four-inch wafer production to six-inch wafer production and have expanded the capacity of our Texas operation with the acquisition of the Richardson facility. In addition, we have acquired additional manufacturing facilities and personnel in connection with our acquisition of businesses from Infineon and Agere.

These increases in capacity directly relate to significant increases in fixed costs and operating expenses. These increased costs could have an adverse effect on our results of operations during economic downturns. If the current economic improvement does not continue and if we are unable to successfully sell the land and buildings associated with our optoelectronics operation in Pennsylvania and excess equipment associated with our semiconductor manufacturing operations in Texas and Oregon, decreased levels of demand and production in conjunction with these increased expense levels will have an adverse effect on our business, financial condition and results of operations.

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

•       our ability to successfully reduce manufacturing costs;

•       our ability to manage a facility in Mexico and our ability to absorb the incremental costs and regulatory compliance required for an additional foreign subsidiary;

•       our ability to integrate and continue manufacturing processes substantially different from our current processes;

•       our ability to generate sufficient revenues to offset the operating costs of this business due to a continued depressed market for optoelectronics products;

•       our ability to reduce the fixed costs of the business to a level supportable by the lower revenue expectations compared to past levels;

•       our ability to identify and attract partners to share or acquire some or all of the assets to help utilize the available capacity;

•       the costs we may face from warranty claims associated with products shipped by Agere prior to our acquisition of the business;

•       our ability to retain existing partners and customers of this business;

•       our ability to retain the employees and to integrate them into our corporate culture;

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

As we continue to expand our operations, an increasing number of our employees and operations are located in countries other than the United States. The laws and governance of these countries may differ substantially from that of the United States and may expose us to increased risks of adverse impacts on our operations and results of operations. These risks could include: loss of protection of proprietary technology, disruption of production processes, interruption of freight channels and delivery schedules, currency exposure, financial institution failure, government expropriation, labor shortages, political unrest, and fraud.

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

In addition, the U.S. Internal Revenue Service could assert additional taxes associated with our subsidiary due to differing interpretations of transfer pricing and other intercompany transactions.

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

A widespread outbreak of an infectious disease or illness could adversely affect our operations as well as demand from our customers. A number of countries in the Asia/Pacific region have experienced outbreaks of different infectious diseases and illnesses. As a result of these outbreaks, businesses can be shut down temporarily and individuals can become ill or quarantined.

We have engineering and marketing operations in Korea, Japan, China, and Taiwan. In addition, we have subcontract assembly and test operations in Malaysia and Singapore. We also have customers in these and other countries in the Asia/Pacific region where recent health concerns have occurred. For the three and six months ended June 30, 2004, 37% and 35%, respectively, of our sales were to customers in countries in the Asia/Pacific region. If our operations or our subcontractors’ operations are curtailed because of these health issues, it may interrupt our shipments to our customers, which would adversely affect our results of operations. If our customers’ businesses are affected by these health issues, it might delay or reduce their purchases from us, which would also adversely affect our results of operations.

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

We have substantial indebtedness.

We have $223.8 million of indebtedness remaining in the form of our convertible subordinated notes due in 2007. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

Our sales outside of the United States were 60% and 58% of revenues for the three and six months ended June 30, 2004, respectively, and 60% and 58% of revenues for the three and six months ended June 30, 2003, respectively. We face inherent risks from these sales, including:

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

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $9.93 to a low of approximately $3.96 during the 52 weeks ended June 30, 2004. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

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

ITEM 3:   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Equivalents, Short-term and Long-term Investments

Our investments in cash equivalents, short-term investments and long-term investments are classified as available-for-sale securities and are comprised of highly rated, short and medium-term investments, such as U.S. government agencies, corporate debt securities and other such low risk investments, in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. Although we manage investments under an investment policy, economic, market and other events may occur which we cannot control. Although the risks are minimal, fixed rate securities may have their fair value adversely impacted because of changes in interest rates and credit ratings. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer principal losses if we were to sell securities that have declined in value because of changes in interest rates or issuer credit ratings. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes. We do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates. The impact of wider fluctuations would be greater, but would depend on the length of time of the change in rates.

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

The following table shows the fair values of our investments and convertible subordinated notes as of June 30, 2004 (in thousands):

	Cost	Fair Value
Cash and cash equivalents	$91,537	$91,537
Available-for-sale investments (including unrealized losses of $1,892)	$270,976	$269,084
Convertible subordinated notes	$223,755	$217,846

Foreign Currency Risk

We are exposed to currency exchange fluctuations, as we sell our products internationally and have operations in Costa Rica, Germany and Mexico. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We do engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments and to hedge material cash flows that are not denominated in U.S. dollars, in accordance with a foreign exchange risk management policy approved by our Board of Directors. We primarily use currency forward contracts for this purpose. This hedging activity will reduce, but may not always entirely eliminate, the impact of currency exchange movements. As of June 30, 2004, we had $15.3 million open commitments to purchase foreign currency and $13.0 million open commitments to sell foreign currency.

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

On May 14, 2004, we held our Annual Meeting of Stockholders in Hillsboro, Oregon. We solicited votes by proxy pursuant to proxy solicitation materials first distributed to our stockholders on or about April 5, 2004. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for and against and the number of abstentions:

1.                 The election of Francisco Alvarez, Dr. Paul A. Gary, Charles Scott Gibson, Nicolas Kauser, Ralph G. Quinsey, Dr. Walden C. Rhines, Steven J. Sharp, Edward F. Tuck and Willis C. Young as directors of the Company until the next Annual Meeting of Stockholders or until their successors are elected.

NOMINEE	For	Withheld
Francisco Alvarez	118,486,847	1,142,502
Dr. Paul A. Gary	117,919,511	1,709,838
Charles Scott Gibson	114,970,374	4,658,975
Nicolas Kauser	116,480,380	3,148,969
Ralph G. Quinsey	118,553,808	1,075,541
Dr. Walden C. Rhines	116,597,599	3,031,750
Steven J. Sharp	117,537,673	2,091,676
Edward F. Tuck	117,570,874	2,058,502
Willis C. Young	118,005,276	1,624,073

2.                 The amendment of the 1996 Stock Incentive Program to increase the aggregate number of shares of our common stock that may be issued thereunder by 5,000,000 to a total of 36,050,000 shares:

For	Against	Abstain
48,832,982	20,545,048	1,459,413

3.      The ratification of the appointment of KPMG LLP as independent accountants of the Company for the fiscal year ending December 31, 2004:

For	Against	Abstain
118,379,039	1,075,541	174,769

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a—14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a—14(b)

(b)   Reports on Form 8-K

On April 22, 2004, we furnished a Current Report on Form 8-K reporting under Item 12 of Form 8-K that on April 22, 2004, we were issuing a press release and holding a conference call regarding our financial results for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriQuint Semiconductor, Inc.
Dated: August 6, 2004	/s/ Ralph G. Quinsey
Ralph G. Quinsey
President and Chief Executive Officer
(Principal Executive Officer)
Dated: August 6, 2004	/s/ Raymond A. Link
Raymond A. Link
Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial officer under Rule 13a-14(b)