Form 10-Q
period 2004-09-30
TRIQUINT SEMICONDUCTOR INC
filed 2004-11-12
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File Number 0-22660

TRIQUINT SEMICONDUCTOR, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3654013
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
2300 N.E. Brookwood Parkway, Hillsboro, Oregon 97124
(Address of principal executive offices) (Zip code)
(503) 615- 9000
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

As of October 30, 2004, there were 137,541,830 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$89,729	$78,794	$272,280	$223,264
Cost of sales	68,510	55,351	191,543	165,173
Gross profit	21,219	23,443	80,737	58,091
Operating expenses:
Research, development and engineering	14,820	15,834	46,235	50,896
Selling, general and administrative	11,612	11,696	37,081	39,111
In-process research and development	—	—	—	500
Reduction in workforce	—	(160)	428	2,633
Lease termination costs	—	—	—	41,962
Total operating expenses	26,432	27,370	83,744	135,102
Loss from operations	(5,213)	(3,927)	(3,007)	(77,011)
Other income (expense):
Interest income	1,825	1,303	5,141	4,792
Interest expense	(2,505)	(2,974)	(8,236)	(9,001)
Gain on retirement of debt	—	—	539	—
Other, net	1,988	(9)	1,842	(295)
Total other income (expenses), net	1,308	(1,680)	(714)	(4,504)
Loss before income tax	(3,905)	(5,607)	(3,721)	(81,515)
Income tax expense	182	157	78	324
Net loss	$(4,087)	$(5,764)	$(3,799)	$(81,839)
Loss per common share:
Basic and Diluted	$(0.03)	$(0.04)	$(0.03)	$(0.61)
Common equivalent shares:
Basic and Diluted	137,432	134,187	136,590	133,648

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$113,573	$222,024
Investments in marketable securities	57,633	58,106
Accounts receivable, net	49,631	41,911
Inventories, net	62,599	65,286
Assets held for sale	24,037	24,423
Prepaid expenses	5,452	8,592
Other current assets	22,393	5,497
Total current assets	335,318	425,839
Long-term investments in marketable securities	191,654	120,134
Property, plant and equipment, net	213,689	221,678
Other noncurrent assets, net	8,590	25,149
Total assets	$749,251	$792,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$54,393	$55,717
Deferred tax liability	7,607	7,607
Total current liabilities	62,000	63,324
Long-term liabilities:
Convertible subordinated notes	223,755	268,755
Other long-term liabilities	564	600
Total liabilities	286,319	332,679
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $.001 par value, 600,000,000 shares authorized, 137,521,778 shares and 135,403,258 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	138	135
Additional paid-in capital	468,526	460,593
Accumulated other comprehensive income (loss)	(1,267)	59
Accumulated deficit	(4,465)	(666)
Total stockholders’ equity	462,932	460,121
Total liabilities and stockholders’ equity	$749,251	$792,800

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,799)	$(81,839)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	31,189	28,317
Deferred income taxes	—	22
Acquired in-process research and development	—	500
Lease termination costs	—	41,962
Impairment of long-lived assets	389	—
Loss on disposal of assets	502	314
Gain on retirement of debt	(539)	—
Unrealized loss on cash equivalents	(4)	—
Impairment charge—investments in other companies	404	150
Unrealized ESOP compensation	—	195
Changes in assets and liabilities, net of assets acquired:
Accounts receivable, net	(7,720)	(11,588)
Inventories, net	2,687	(15,793)
Other assets	(773)	826
Accounts payable and accrued expenses	(1,304)	762
Net cash provided by (used in) operating activities	21,032	(36,172)
Cash flows from investing activities:
Purchase of available-for-sale investments	(223,124)	(303,551)
Maturity/sale of available-for-sale investments	150,701	384,993
Business acquisition	—	(40,151)
Proceeds from sale of assets	67	10,597
Capital expenditures	(21,188)	(26,177)
Net cash provided by (used in) investing activities	(93,544)	25,711
Cash flows from financing activities:
Principal payments under capital lease obligations	—	(341)
Repurchase of convertible subordinated notes	(43,875)	—
Issuance of common stock, net	7,936	3,703
Net cash provided by (used in) financing activities	(35,939)	3,362
Net decrease in cash and cash equivalents	(108,451)	(7,099)
Cash and cash equivalents at beginning of period	222,024	226,226
Cash and cash equivalents at end of period	$113,573	$219,127
Supplemental disclosures:
Cash paid for interest	$10,225	$10,761
Cash paid for income taxes	$588	$868

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1.   Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the assessment of recoverability of long-lived assets, the valuation of investments in privately held companies, the recognition and measurement of income tax assets and liabilities, the accounting for stock-based compensation and the establishment of reserves for potential warranty costs. In the opinion of management, the condensed consolidated financial statements include all normal adjustments necessary for the fair presentation of the results of the interim periods presented.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2003, as included in the Company’s 2003 Annual Report on Form 10-K as filed with the SEC on March 11, 2004.

The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarter, which was October 2, 2004. For convenience, the Company has indicated that its third quarter ended on September 30. The Company’s fiscal year ends on December 31.

Reclassifications

Where necessary, prior period amounts have been reclassified to conform to the current period presentation.

Stock-Based Compensation

The Company accounts for compensation cost related to employee stock options and other forms of employee stock-based compensation plans other than ESOP in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company also applies Financial Accounting Standards Board (“FASB”) Statement of Financial Account Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied.

The Company continues to apply the provisions of APB No. 25 in accounting for its plans. As the fair value was equal to the grant price on the date of grant, no compensation cost has been recognized for its stock-based compensation awards in the financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock-based compensation awards under SFAS No. 123, the Company’s net loss would have been adjusted to the pro forma amounts indicated in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(4,087)	$(5,764)	$(3,799)	$(81,839)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(7,458)	(10,952)	(27,490)	(37,607)
Pro forma net loss	$(11,545)	$(16,716)	$(31,289)	$(119,446)
Earnings per share:
Basic and Diluted—as reported	$(0.03)	$(0.04)	$(0.03)	$(0.61)
Basic and Diluted—pro forma	$(0.08)	$(0.12)	$(0.23)	$(0.89)

2.   Business Combinations

Agere’s Optoelectronics Business

On January 2, 2003, the Company completed an acquisition of a substantial portion of the optoelectronics business of Agere Systems Inc. (“Agere”) for $40,000 in cash plus acquisition costs and certain assumed liabilities. The transaction included the products, technology and some facilities related to Agere’s optoelectronics business, which included components, amplifiers, transceivers, transponders and other products. As part of the acquisition, the Company has also assumed operation of the back-end assembly and test operations associated with these components at a leased facility in Matamoros, Mexico.

The Company acquired this business to expand its market and product offerings in its optical networks business. Through a transition services agreement, Agere provided some business infrastructure services to the Company for a short period following the close of the transaction to ensure seamless transition of the business operations. On May 6, 2003, the Company sold a portion of the assets acquired in this transaction for $6,600 in cash.

Details of the purchase price were as follows:

Cash paid at closing	$40,000
Acquisition costs	200
Total purchase price	$40,200

The purchase price was allocated to the assets and liabilities based on fair values as follows (in thousands):

Inventory	$12,000
Product line held for sale	6,600
Equipment held for sale	1,000
Precious metals held for sale	3,295
Property, plant and equipment	36,271
Identifiable intangibles	2,178
Other assets	1,105
Acquired in-process research and development	500
Liabilities assumed	(22,749)
Allocated purchase price	$40,200

In connection with this acquisition, the Company considered a number of factors, including valuations of some of the assets, when determining the purchase price allocation. Acquired in-process research and development (“IPR&D”) assets were expensed at the date of acquisition in accordance with FASB Interpretation (“FIN”) No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. The project was analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based upon management’s estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the products’ development and commercialization will meet management’s time schedule. The discount rate was 35% and was based on the novelty of the technology, the risks remaining to complete each project, and the extent of the Company’s familiarity with the technology.

As part of the purchase, the Company assumed $22,749 of liabilities, which included a warranty liability estimated to be $9,300. The warranty liability was valued at this amount based on the historical levels of shipments and long warranty periods offered by Agere in periods prior to the acquisition. Warranty periods ranged from one year to lifetime.

3.   Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company has aggregated its businesses into a single reportable segment as allowed under SFAS No. 131 because the segments have similar long-term economic characteristics. In addition, the segments are similar in regards to (a) nature of products and production processes, (b) type of customers and (c) method used to distribute products. Accordingly, the Company describes its reportable segment as high-performance components and modules for communications applications. All of the Company’s revenues result from sales in its product lines.

The Company’s sales outside of the United States for the three and nine months ended September 30, 2004 were approximately 60% and 56%, respectively, of total revenues as compared to approximately 63% and 60%, respectively, for the comparable periods in 2003.

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

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Shares for basic net income (loss) per share:
Weighted-average shares outstanding—Basic	137,432	134,187	136,590	133,648
Dilutive securities	—	—	—	—
Weighted-average shares outstanding—Dilutive	137,432	134,187	136,590	133,648

For the three months ended September 30, 2004 and 2003, options and other exercisable convertible securities totaling 22,618 and 13,696 shares, respectively, were excluded from the calculation as their effect would have been antidilutive. For nine months ended September 30, 2004 and 2003, options and other exercisable convertible securities totaling 16,242 and 17,244 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

5.   Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	September 30, 2004	December 31, 2003
Inventories, net:
Raw materials	$25,948	$22,282
Work-in-process	20,019	26,620
Finished goods	16,632	16,384
	$62,599	$65,286

6.   Goodwill and Other Acquisition-Related Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to perform impairment tests of goodwill at least annually or when events and circumstances warrant. The Company intends to perform this test in the fourth quarter of each year. Goodwill and other acquisition-related intangible assets are included in “Other non-current assets, net” on the Company’s condensed consolidated balance sheet. There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2004.

Information regarding the Company’s other acquisition-related intangible assets is as follows:

	Useful	September 30, 2004			December 31, 2003
	Life (Years)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Patents, trademarks and other	2 - 10	$10,044	$6,231	$3,813	$10,044	$4,493	$5,551

Amortization expense of other acquisition-related intangible assets was $579 and $1,738 for the three and nine months ended September 30, 2004, respectively, and $377 and $1,474 for the three and nine months ended September 30, 2003, respectively.

7.   Assets Held for Sale

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has classified as held for sale, the buildings and land associated with its Pennsylvania operations totaling $23,043 and certain equipment located at our Texas facility totaling $994 as of September 30, 2004. The Company is marketing these assets for sale; however, the Company will likely incur a non-cash impairment charge in the fourth quarter of fiscal year 2004 to reflect the current market value of the Pennsylvania assets due to events that arose subsequent to September 30, 2004 (see Note 18).

During the three and nine month ended September 30, 2004, assets held for sale at the Texas operations of $24 and $1,099 respectively, were reclassified at their carrying value as held and used. This is the result of assets being transferred to other locations to replace or enhance existing capability. No adjustment for depreciation expense for the period of time these assets were classified as held for sale was necessary as these assets had never originally been placed into service.

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

The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Beginning balance	$6,986	$11,312	$9,293	$2,159
Acquisition related(1)	—	—	—	9,300
Accruals	384	115	950	940
Deductions	(332)	(1,073)	(3,205)	(2,045)
Ending balance	$7,038	$10,354	$7,038	$10,354

(1)                 As part of the Agere acquisition in 2003, the Company assumed the existing warranties on products previously sold by Agere.

9.   Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2004	December 31, 2003
Land	$19,691	$19,691
Buildings	90,994	89,226
Leasehold improvements	1,930	2,014
Machinery and equipment	252,739	236,017
Furniture and fixtures	6,340	6,972
Computer equipment and software	22,336	20,269
Assets in process	3,968	6,385
	397,998	380,574
Accumulated depreciation	(184,309)	(158,896)
	$213,689	$221,678

10.   Comprehensive Loss

The components of other comprehensive loss, net of tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(4,087)	$(5,764)	$(3,799)	$(81,839)
Other comprehensive income (loss):
Net unrealized gain on cash flow hedges	36	—	56	—
Net unrealized gain (loss) on available for sale investments	612	(277)	(1,382)	(543)
Comprehensive loss	$(3,439)	$(6,041)	$(5,125)	$(82,382)

11.   Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations are remeasured at the prior months balance sheet rate. Additionally, the Company uses derivative financial instruments to manage its exposure to foreign currency exchange rates. The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized into earnings. During the three and nine months ended September 30, 2004, the Company reported foreign currency gains from remeasurement and hedging activity of $2,189 and $1,913, respectively, primarily due to the reclassification of the Infineon receivable (see Note 16). For the three and nine months ended September 30, 2003, the Company reported foreign currency gains from remeasurement and hedging activity of $3 and $219, respectively. The foreign currency gains are included in the “Other, net” line item on the condensed consolidated balance sheets.

12.   Severance Costs

In 2003, the Company adopted a plan to reduce its operating costs and streamline its available capacity. As part of this plan, the Company determined that it would terminate approximately 80 employees associated with its optoelectronics business in Breinigsville, Pennsylvania and its design center in Munich, Germany. During the nine months ended September 30, 2003, the Company accrued and recorded as a charge to earnings $2,633 for expected severance costs related to the plan. This amount includes an adjustment to the charge of $160 during the third quarter of 2003 to reflect a reduction in the number of employees originally expected to be impacted from the reduction in workforce due to greater than expected attrition of the workforce which reduced the estimated involuntary workforce reductions. As of September 30, 2004, a liability of $61, included in “Accounts payable and accrued expenses” on the condensed consolidated balance sheet, remains for the unpaid portion of the severance costs related to the German operations. As of December 31, 2003, the liability for the unpaid portion of the severance costs was $752.

As part of the Agere purchase in the first quarter of 2003, the Company recorded an accrued severance liability of $1,800 as part of the acquisition. This amount was reduced $614 during the first quarter of fiscal year 2004 to reflect a reduction in the number of employees originally expected to be impacted from the acquisition due to normal attrition of the workforce which reduced the estimated involuntary workforce reductions. Additionally, in the second quarter of fiscal year 2004, the remaining liability of $147 was eliminated due to continued attrition and the reversal of the decision to lay off certain individuals. As of September 30, 2004, no liability remained for these severance costs. As of December 31, 2003, the liability for the unpaid portion of the severance costs was $838.

During the nine months ended September 30, 2004, the Company accrued and recorded as a charge to earnings $428 for severance costs associated with a reduction in force of approximately 30 employees assigned to its Texas operations. The charge was a result of the Company’s ongoing efforts to align costs and capacity with its levels of production and revenue. During the three and nine months ended September 30, 2004, $87 and $408, respectively, of the accrued charges were utilized. No additional charges were recorded for the three months ended September 30, 2004. As of September 30, 2004, a liability of $20 remains for the unpaid portion of these severance costs.

The following table details the severance activity for periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Beginning severance liability	$168	$4,484	$1,590	$—
Severance charges incurred	—	—	428	2,793
Severance liability assumed from acquisition(1)	—	—	(761)	1,800
Severance disbursements	(87)	(297)	(1,176)	(406)
Adjustments severance liability	—	(160)	—	(160)
Ending severance liability	$81	$4,027	$81	$4,027

(1)                 As part of the Agere acquisition in 2003, the Company recorded an accrued severance liability of $1,800 during the first quarter of 2003. During the first half of 2004 the Company reduced the liability due to attrition and the reversal of a decision to lay off certain employees.

13.   Commitments and Contingencies

Legal Matters

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

14.   Impairments

During the three months ended September 30, 2004 and 2003, the Company recorded impairment charges on its investments in privately held companies of $404 and $150, respectively, due to the deteriorating financial condition of these privately held companies. The charges were derived through analysis of such companies’ current operating results, anticipated future results and discussions such companies’ representatives. Additionally, in the second quarter of 2004, the Company recorded an impairment charge of $389, associated with the closure the Company’s Tianjin, China facility. All charges are included in the “Selling, general and administrative” line item on the income statement. No other impairment charges were incurred during the three and nine months ended September 30, 2004 and 2003. Due to events that arose subsequent to September 30, 2004, the Company will likely incur additional non-cash impairment charges in the fourth quarter of fiscal year 2004 (see Note 18).

15.   Income Taxes

The net income tax expense for the three and nine months ended September 30, 2004 was $182 and $78, respectively, primarily from foreign taxes, net of tax refunds. The Company currently receives tax benefits due to a partial tax holiday associated with its Costa Rican operation. For the quarter and year to date periods ended September 30, 2004, this benefit was approximately $410 and $2,034, respectively. The tax holiday expires in 2007. The net tax expense for the three and nine months ended September 30, 2003 was $157 and 324, respectively, primarily due to the recognition of estimated tax liabilities from the Company’s German and Mexican entities. The current deferred tax liability relates primarily to management’s estimate of income tax expense in the jurisdictions of the Company’s operations.

16.   Infineon Receivable

As part of the Infineon purchase in 2002, the price paid by the Company included a €10,000 (approximately $9,920) contingent earnout deposit. The earnout deposit required certain sales goals to be met for products acquired as part of the acquisition for Infineon to retain the deposit. If the sales goals were not met by September 30, 2004, Infineon was to reimburse the Company the entire amount. At the time of the purchase, the earnout deposit was recorded by the Company as a non-monetary long-term asset at its historical value of $9,920. The Company has continued to monitor the sales of the products associated with the deposit to determine if the expense has been incurred. On September 30, 2004, the Company determined that the sales goals had not been met and notified Infineon that repayment of the earnout deposit was required by December 31, 2004, in accordance with the terms of the purchase agreement. During 2004, the Company reclassified the deposit as a non-monetary short-term asset. During the third quarter of 2004, the earnout period expired and the Company reclassified the deposit as a monetary asset and recorded a foreign currency gain of $2,480.

In addition, on October 1, 2002 the time period lapsed for the Company to reach a subsequent agreement with Infineon’s Hi Rel business as part of the acquisition. As a result, the purchase price was reduced in the amount of €3,000 (approximately $3,528) and the Company recorded a receivable for the amount previously paid. As of September 30, 2004, the Company had not received payment and during the three months ended September 30, 2004, the Company recorded a foreign currency gain of $192. No other foreign currency gains were recorded on the receivable.

17.   Recent Accounting Pronouncements

On September 30, 2004 , the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share. EITF No. 04-08 provides that the shares issuable upon conversion of these debt instruments be included in the earnings per share computation, if dilutive, regardless of whether the contingent conditions for their conversion have been met. This change does not have any effect on net income, however it may affect the related earnings per share amounts. EITF No. 04-08 will be effective for reporting periods ending after December 15, 2004, however the adoption of EITF No. 04-08 is not expected to have an impact on the Company’s earnings per share as the Company’s outstanding convertible debt is not contingently convertible debt.

On March 31, 2004, the FASB issued an exposure draft No. 1102-100, Proposed Statement of Financial Accounting Standards—Share-Based Payment, effective for fiscal periods beginning after December 15, 2004. On October 13, 2004, the FASB delayed the effective date of this proposed standard and concluded that it would be effective for annual or interim periods beginning after June 15, 2005 and would be applicable to awards that are granted, modified, or settled in cash in the interim or annual periods beginning after the effective date. The statement is proposed to be adopted by one of two transition methods: one that provides for prospective application and one that provides for retrospective application. The exposure draft outlines a methodology for the accounting treatment of stock options and certain other share-based payments. It requires these payments to be recorded as an operating expense. The exposure draft is proposed to supercede SFAS No. 123, which allowed for footnote disclosure of this expense. The exposure draft encourages use of the binomial model for valuing the cost. Currently, the Company uses the Black-Scholes model for option expense calculation for footnote disclosure only. The Company’s pro forma expense calculated for this disclosure was $53,559 for the year ended December 31, 2003. While it is believed by some that the binomial method may result in a lower charge, the Company believes that the effect of the proposed statement will be significant and will have a material adverse impact on its consolidated financial statements. The Company is currently evaluating its share-based employee compensation programs to determine what action, if any, may be required to reduce this potential charge if this exposure draft is enacted. The FASB is expected to issue its final standard before December 31, 2004.

In January 2003, the FASB released Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The provisions of FIN No. 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. In December 2003, the FASB published a revision of FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46 and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that did not have interests in structures that are commonly referred to as special-purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. Based on the provisions of FIN 46 and FIN 46R, the Company does not have any variable interests in VIEs, and therefore, FIN 46 and FIN 46R has not had an impact on the Company in fiscal years 2003 or 2004.

18.   Subsequent Events

The Company has been in negotiations to sell its optoelectronics fabrication facility located in Breinigsville, Pennsylvania, for more than one year with an agency of the Commonwealth of Pennsylvania. On October 18, 2004, the Company was informed that this agency was not going to buy the facility. The Company acquired the building as part of its acquisition of a portion of the optoelectronics business from Agere Systems in January 2002. At the time of the acquisition, the Company had an appraised value of the facility of $30,000, and the Company recorded it on its books after a reduction due to purchase accounting adjustments at $22,307. In May of 2003, the Company engaged a national real estate agency to market the facility with an asking price of $30,000. At that time, the Company reclassified the facility to assets held for sale. The facility is still for sale, and the Company continues to conduct an active marketing campaign. The market for large specialized facilities such as this is difficult and the Company believes that an impairment in the valuation of the facility may have occurred as the Company is no longer in negotiations with an agency of the Commonwealth of Pennsylvania. As a result, it is likely that the Company will record a non-cash impairment charge in the fourth quarter of 2004 to reflect the current market value of the building. The new valuation will be based on an updated market analysis, which will be completed in the fourth quarter of fiscal year 2004.

In a press release issued by the Company on October 21, 2004, the Company stated that it is exploring alternatives to reduce the losses associated with the optoelectronics business acquired in January 2003, and this may include the elimination of certain product lines, sale of excess equipment, streamlining the operation, strategic alliances with other optoelectronic companies and other solutions. As a result, the Company is reviewing the carrying value of all of its optoelectronics related assets as well as costs to streamline the operations, and the Company expects to record substantial costs in the fourth quarter of fiscal year 2004 as a result of these actions. At this time, the amount of these charges is not known pending an analysis of various potential outcomes as well as an updated appraisal of the assets.

The Company continues to have excess capacity in its gallium arsenide (“GaAs”) fabrication plants. The Company is in the process of evaluating its excess capacity and the carrying value of these facilities, which may result in a non-cash impairment charge in the fourth quarter of fiscal year 2004.

On November 1, 2004, the Company received notice from a private company, which the Company holds an outstanding $1,500 note receivable stating that the company is planning to liquidate and will not be able to meet its obligation under such note. As a result, the Company will record an impairment charge on the outstanding receivable in the fourth quarter of fiscal year 2004.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to expected demand in the wireless phone market, optical network market and defense market; critical accounting estimates; sale of excess production assets in our optoelectronic and semiconductor manufacturing operations; any projections of revenue, market penetration, gross profit, operating expenses, outlook for the three months ended December 31, 2004 and capital resources. In some cases, you can identify forward-looking statements by terminology such as “anticipates”, “appears”, “believes”, “continue”, “could”, “estimates”, “expects”, “goal”, “hope”, “intends”, “may”, “our future success depends”, “plans”, “potential”, “predicts”, “projects”, “reasonably”, “seek to continue”, “should”, “thinks”, “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section of this report titled “Factors Affecting Future Operating Results”. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

We are a supplier of high-performance components and modules for communications applications. Our focus is on the specialized expertise, materials and know-how for radio frequency (“RF”), intermediate frequency (“IF”) and optical applications. We enjoy diversity in our markets, applications, products, technology and customer base. Our markets include wireless phones, wireless infrastructure networks, optical networks, and defense. We provide customers with standard and custom product solutions as well as foundry services. Our products are designed on various wafer substrates including compound semiconductor materials such as gallium arsenide (“GaAs”) and indium phosphate (“InP”) and other materials such as quartz, as well as using a variety of semiconductor device process technologies and surface acoustic wave (“SAW”) technology. Using these materials, devices and our proprietary technology, our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. Our customers include major communication companies worldwide.

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions to applications in the wireless phone, wireless infrastructure, optical network, and defense markets. Our goal is to build a strong and sustainable business by applying our core competencies and technologies to a diversified portfolio of markets within the communications industry. In wireless phones, we provide high performance RF filters, duplexers, receivers, small signal components, power amplifiers, switches, and integrated passive components. We have also been a leader in the development of RF front-end modules with the goal of maximizing content and minimizing stacked margins. In wireless infrastructure networks, we are a leading supplier of active and passive components for RF communications and we are the dominant supplier of SAW filters to base stations. We estimate the global number of subscribers to wireless communications to grow from approximately 1.3 billion in 2002 to approximately 1.7 billion by 2006. In optical networks, we are a supplier of laser and detector components. In the defense market, we are a provider of phased array antenna components to the U.S. military. This has been a stable business for us due to the long lead times and long product life cycles.

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

Wireless phone demand, however, generally strengthened during 2003, especially during the seasonally stronger second half of the year, and has continued during the first nine months of 2004, although we are expecting a slow down with our products for this market for the fourth quarter of 2004. We project the total global unit shipments for the whole market will grow by more than 10%, resulting in projected shipments of over 600 million handsets in 2004. We also believe we are positioned for sustained demand in the wireless phone market for 2004 due to continued demand in China, India and other emerging countries, strong interest in camera phones and color displays worldwide, and increasing acceptance of non-voice applications such as text messaging. As the handset market expands, we expect this to also create increased demand in the wireless infrastructure market for our base station and point-to-point components.

As with the semiconductor industry, the optical communication industry has also suffered since 2001. As restructuring and consolidation in the optical network market continues, we believe strengthening long-term market demand will result. Demand for our products in this market grew during 2003; however, the outlook for the remainder of 2004 and fiscal year 2005 is somewhat mixed. Revenues in the third quarter of 2004 were down from the comparative quarter in 2003, however revenues for the first nine months of 2004 were up from the first nine months of 2003. The nine-month increase is primarily due to increased shipments of legacy products and lifetime buys of discontinued products.

The defense market is stable and long-term. Revenues in the nine months of 2004 were down from the first nine months of 2003, however, we are actively engaged with multiple defense industry contractors in the development of next-generation phased array systems, have key design wins in major projects such as the Joint Strike Fighter and F-22, and expect to participate in other large projects such as the B-2 radar upgrade. We expect these programs to ramp up over the fiscal years 2005 and 2006.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The following accounting policies involve a critical accounting estimate because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period and changes in the accounting estimates we used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations.

Our most critical accounting estimates include revenue recognition, the valuation of inventory, which impacts gross margin; assessment of recoverability of long-lived assets, which primarily impacts operating expense when we impair assets or accelerate depreciation; valuation of investments in privately held companies, which impacts net income when we record impairments; deferred income tax assets and liabilities, which impacts our tax provision; reserve for warranty costs, which impacts gross margin; and stock-based compensation. We also have other policies that we consider to be key accounting policies, such as our policies for the valuation of accounts receivable, reserves for sales returns and allowances, and reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

Revenue Recognition

We derive revenues primarily from the sale of standard and custom specific products. We also receive revenues from foundry services, non-recurring engineering fees and cost plus contracts for development work, which collectively are generally less than 5% of consolidated revenues in any period. We sell our products generally through our sales force and manufacturers’ representatives and through a distribution network. Sales of our products through the distribution network are generally less than 10% of consolidated sales in any period. Revenues from the sale of standard and customer specific products are recognized when title to the products pass to the buyer. Revenues from foundry services and non-recurring engineering fees are recorded when the service is completed or upon certain milestones as provided for in the agreements. Revenues from cost plus contracts are recognized on the percentage of completion method based on the costs incurred to date and the total contract amount, plus the contractual fee. Revenues from distributors are recognized when the product is sold to the distributor. Our distribution agreements provide for selling prices that are generally fixed at the date of sale; the distributor is obligated to pay the amount and it is not contingent on reselling the product; the distributor takes title to the product and bears substantially all of the risks of ownership; the distributors have economic substance; we have no significant obligations for future performance to bring about resale; and the amount of future returns can be reasonably estimated. We allow only distributors to return products for other than warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

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

Long-Lived Assets

We evaluate long-lived assets for impairment of their carrying value when events or circumstances indicate that the carrying value may not be recoverable. Factors we may consider in deciding when to perform an impairment review include significant negative industry or economic trends, significant changes or planned changes in our use of the assets, plant closure or production line discontinuance, technological obsolescence, or other changes in circumstances which indicate the carrying value of the assets may not be recoverable. If impairment appears probable, we evaluate whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If this is the case, we recognize an impairment loss to the extent that carrying value exceeds fair value. Fair value is determined based on market prices or discounted cash flow analysis, depending on the nature of the asset. Any estimate of future cash flows is inherently uncertain. The factors we take into consideration in making estimates of future cash flows include product life cycles, pricing trends, future capital needs, cost trends, product development costs, competitive factors and technology trends as they each affect cash inflows and outflows. Technology markets are highly cyclical and are characterized by rapid shifts in demand that are difficult to predict in terms of direction and severity. If an asset is written down to fair value that becomes the asset’s new carrying value, which is depreciated over the remaining useful life of the asset.

Investments in Privately Held Companies

We have made a number of several investments in small, privately held technology companies in which we hold less than 20% of the capital stock or hold notes receivable. We account for these investments at their cost unless their value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. We evaluate the financial condition of the investee, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or poor operating results of the investees could result in additional other-than-temporary losses in future periods.

See Note 18 of the accompanying Condensed Consolidated Financial Statements for a discussion of recent events regarding the Company’s investments in privately held companies.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. A significant amount of management judgment is involved with our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and international tax jurisdictions. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of September 30, 2004, we were not currently under audit by the taxing authorities. We concluded federal income tax audits for the U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate liability has been established for estimated exposures, though the potential exists for results to materially vary from these estimates.

We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We evaluate the need for a valuation allowance on a regular basis and adjust as needed. These adjustments have an impact on our financial statements in the periods in which they are recorded. In 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. As of September 30, 2004, this valuation allowance is still in place.

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

We allow only distributors to return product for other than warranty reasons. If we are unable to repair or replace a product returned under warranty, we will issue a credit for a warranty return.

Stock-Based Compensation

We account for compensation cost related to employee stock options and other forms of employee stock-based compensation plans other than ESOP in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market prices of the underlying stock exceeded the exercise price. We apply Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provision of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied.

The accounting for stock-based compensation involves a number of estimates about the expected lives of stock options, interest rates, stock volatility, and assumptions as well as the selection of a valuation model. We have selected to use the Black Scholes option valuation model. A change in any of these estimates or a selection of a different option pricing model could have a material impact on our pro forma net income (loss) disclosures.

Acquisition of a Portion of Agere’s Optoelectronics Business

On January 2, 2003, we completed our acquisition of a substantial portion of the optoelectronics business of Agere for $40.0 million in cash plus acquisition costs and certain assumed liabilities. We acquired this business to expand our market and the product offerings of our optical networks business. The transaction included the products, technology and some facilities related to Agere’s optoelectronics business, which included components, amplifiers, transceivers, transponders and other optical products. As part of the acquisition, we have also assumed operation of the back-end assembly and test operations associated with these components and modules at a leased facility in Matamoros, Mexico.

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

Assets Held for Sale

We intend to sell the land and buildings associated with our optoelectronics operation in Pennsylvania and excess equipment associated with our Texas semiconductor manufacturing operations. The Pennsylvania property consists of several buildings comprising approximately 849,000 square feet of space on 139 acres of land. The buildings contain fabrication and assembly space, office space, and central services. The excess equipment associated with our semiconductor manufacturing operations consists of a variety of equipment used for semiconductor fabrication and assembly operations. We are actively marketing these assets and have met the accounting criteria for classifying these assets as held for sale; accordingly, they are identified on our balance sheet as assets held for sale. We considered a number of factors in determining the fair value, including valuations of some of the assets and internal testing. During the three and nine months ended September 30, 2004, we recorded gains of $1.4 million and $2.8 million, respectively, on assets held for sale that were sold during the periods and included the gains in our loss from operations. The amount of the assets held for sale as of September 30, 2004 and December 31, 2003 was $24.0 million and $24.4 million, respectively. However, we expect to record a substantial non-cash impairment charge in the three months ending December 31, 2004 to reflect the current market value of the Pennsylvania assets due to the eroding market for large specialized facilities (see Note 18 of the accompanying Condensed Consolidated Financial Statements).

During the nine months ended September 30, 2004, approximately $1.1 million of assets held for sale associated with our Texas operations were reclassified at their carrying value as held and used. This is a result of assets being transferred to other operations to replace or enhance existing capability. No adjustment for depreciation expense for the period of time these assets were classified as held for sale was required as these assets had never originally been placed into service.

Results of Operations

The following table sets forth the results of our operations expressed as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.4	70.2	70.3	74.0
Gross profit	23.6	29.8	29.7	26.0
Operating expenses:
Research, development and engineering	16.5	20.1	17.0	22.8
Selling, general and administrative	12.9	14.8	13.6	17.4
In-process research and development	—	—	—	0.2
Reduction in workforce	—	(0.2)	0.2	1.3
Lease termination costs	—	—	—	18.8
Total operating expenses	29.4	34.7	30.8	60.5
Loss from operations	(5.8)	(4.9)	(1.1)	(34.5)
Other income (expense):
Interest income	2.0	1.6	1.9	2.1
Interest expense	(2.8)	(3.8)	(3.0)	(4.0)
Gain on retirement of debt	—	—	0.2	—
Other, net	2.2	—	0.6	(0.1)
Total other income (expense), net	1.4	(2.2)	(0.3)	(2.0)
Loss before income tax	(4.4)	(7.1)	(1.4)	(36.5)
Income tax expense	0.2	0.2	—	0.1
Net loss	(4.6)%	(7.3)%	(1.4)%	(36.6)%

Revenues

We derive revenues from the sale of standard and customer-specific products and services. We also receive revenues from foundry services, non-recurring engineering fees, and cost plus contracts for development work, which collectively are generally less than 5% of consolidated revenues for any period. Our revenues also include nonrecurring engineering revenues related to the development of customer-specific products. Our markets during these comparative periods included wireless phones, infrastructure networks such as base station, satellite, and point-to-point radios; defense and optical networks. Our distribution channels include our direct sales staff, manufacturers’ representative firms, and distributors. The majority of our shipments are made directly to our customers, with shipments to distributors for the three and nine months ended September 30, 2004, accounting for approximately 10% and 8%, respectively, of our total revenues as compared to 8% and 5%, respectively, for comparable periods in 2003. Our revenues increased 14%, or $10.9 million, to $89.7 million for the three month period ended September 30, 2004, and 22%, or $49.0 million to $272.3 million for the nine month period ended September 30, 2004. The increase in revenues for the quarter ended September 30, 2004 compared to the same quarter last year is due to increased shipments of products for the wireless phone and the infrastructure networks markets, specifically for applications for base stations for wireless communications, wireless local area networks (“WLAN”), point-to-point radios, and broadband cable. The increase in revenues more than offsets declines in defense related products and products for optical networks. Revenues for the nine months ended September 30, 2004 increased over the same period in 2003 due to increased shipments of products for wireless phones and infrastructure networks, and to a slight increase in products for optical networks which more than offset a decline in the defense market.

Overall demand was strong in the first six months of 2004 compared to the same period last year, but started to diminish in the latter part of the third quarter of 2004, specifically in products for wireless phones, satellite communications, base stations and WLAN. For the quarter ended September 30, 2004, our book-to-bill ratio was 0.81 to 1.00, compared to a book-to-bill ratio of 1.05 to 1.00 for the same quarter last year. Our revenues by end market were as follows:

	% of Total Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Wireless phones	43%	43%	41%	40%
Infrastructure networks	33	26	33	29
Defense	12	15	12	16
Optical networks	12	16	14	15
Total	100%	100%	100%	100%

Wireless Phones

GSM, CDMA, and TDMA refer to the primary wireless air interface standards used throughout the world. GSM (Global System for Mobile communications) is the most prevalent standard, utilized primarily in Europe and many parts of Asia with a growing presence in the United States. This standard accounts for over 60% of total phone sales and subscribers worldwide. CDMA (Code Division Multiple Access) is the standard used principally in North and South America, Korea, and parts of China and India. We historically have more sales into CDMA applications as many of our products, such as IF SAW filters, receivers, duplexers, and triplexers are better suited for CDMA and in some cases are not used in GSM. TDMA (Time Division Multiple Access) is an older digital air interface standard that wireless phone manufacturers are phasing out. Our efforts to design and introduce products based on the GSM standard are an important element in our strategy and we believe we are gaining share in this large market.

Revenues from products for wireless phones increased in both the three and nine month periods ended September 30, 2004 compared to the same periods last year, due to the overall strength in end market demand for wireless phones where overall unit shipments have increased, especially in Asia. We experienced an increase in revenues from new products, specifically power amplifier modules for wireless phones which grew from approximately $1.0 million in revenues for the nine months ended September 30, 2003, to approximately $13.7 million for the same period in 2004 and from approximately $0.4 million in the three months ended September 30, 2003 to approximately $6.4 million in the three months ended September 30, 2004. Our new integrated RF front end module also experienced a significant increase in revenues over the comparable periods as did our receiver products for CDMA phones and our RF filter products for both CDMA and GSM applications. Revenues from IF filters, low noise amplifiers and mixers declined in 2004 compared to the same periods in 2003 as these products are older products and are being phased out by direct conversion architectures in newer phone models which do not need these products. Overall, revenues for CDMA based applications accounted for about 74% of our revenues from wireless phones in the three months ended September 30, 2004, compared to 84% for the same quarter last year, but our GSM based products are growing and now account for 25% of our wireless phone revenues up from 8% a year ago. Revenues from TDMA based phones are declining rapidly and now accounts for only about 1% of our wireless phone revenues in the quarter ended September 30, 2004, compared to approximately 8% for the same quarter last year.

Unit shipments remain high and we shipped our third highest ever quantity of devices for the wireless phone market in the quarter ended September 30, 2004. Pricing, which at times may be under severe competitive pressure, was relatively stable and our average selling prices for products for wireless phones actually increased slightly over the second quarter of 2004 as we shipped more higher dollar value module based products such as GSM power amplifier and RF front end modules.

Infrastructure Networks

The infrastructure networks market includes a variety of applications such as base stations, point-to-point radios, satellite systems, broadband cable, WLAN, automotive, and standard products. This end market has been the fastest growing for us over the past year due in part to an overall recovery in infrastructure spending, new applications and new products.

Our largest source of revenues in this market is from base stations, which doubled in the quarter ended September 30, 2004, compared to the same period last year and is up approximately 86% for the year to date period ended September 30, 2004, compared to the same period last year. While shipments were extremely robust for base station products in the first three quarters of this year, the book-to-bill ratio for these products in the third quarter of 2004 was about 0.69 to 1.00 and we expect revenues to decline in the fourth quarter. Orders for these products were lower than in prior periods due to a decrease in base station development after a strong first half of 2004 orders for base station and WLAN applications. Other markets that experienced an increase in revenues in 2004 over the comparable periods last year include point-to-point radios, WLAN, broadband cable, and satellite systems. However, in the third quarter we began to see decreased bookings in WLAN and broadband cable and are expecting fourth quarter revenues to be below the third quarter.

Defense

Revenues from our defense related market decreased slightly for the three and nine month periods ended September 30, 2004 compared to the same periods last year, due to the timing and roll out of large scale defense programs. Our products for this market typically are for phased array antenna and similar applications for fighter jets and these programs normally have long lead times but are somewhat stable. Recently, we have experienced an increase in orders in this market and expect a slight increase in revenues in the near term.

Optical Networks

Revenues from products for optical networks decreased in the third quarter of 2004 compared to the same quarter last year due to a delay in the launch of certain new products and reduced revenues from legacy and discontinued products.

Domestic and International Revenues

Domestic revenues were $35.9 million and $120.5 million for the three and nine months ended September 30, 2004, respectively, as compared to $29.4 million and $89.8 million for the three and nine months ended September 30, 2003, respectively. International revenues continue to grow due to the increasing demand for wireless phones and infrastructure products from countries in Asia and South America, where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. and Europe.

Revenue Outlook

Due to the decrease in orders in the third quarter, we are projecting our revenues for the three months ending December 31, 2004 to decline from the third quarter and be in the range of $76 million to $80 million.

Gross Profit

Gross profit is defined as revenues less cost of goods sold. Cost of goods sold includes direct material, labor and overhead expenses and certain production costs related to non-recurring engineering revenues. In general, we derive a higher gross profit margin on lower volume products for the infrastructure network market products such as base stations, point-to-point radios, satellite systems and sophisticated radar based systems for the defense industry, whereas products for the wireless phone and WLAN market are higher volume, price sensitive, and generally lower margin products. Our gross profit margin as a percentage of revenues declined to 24% during the quarter ended September 30, 2004, compared to 30% for the quarter ended September 30, 2003. The decrease was primarily due to increased sales of new products such as modules for wireless phone which typically have lower margins in the early phase of production, a reduction in production through-put during the quarter which resulted in less absorption of fixed factory costs into inventory, and a write off of certain excess and obsolete inventory for the optical networking market which had a negative effect on the third quarter margin of over 3%. For the nine month period ended September 30, 2004, our gross profit margin increased in both absolute dollar and as a percentage of revenues compared to the same period last year due to increased sales in 2004 and due to the fact that the results for 2003 included numerous transition related costs associated with the purchase of the optoelectronics business from Agere Systems in early 2003 which negatively affected gross margin. No such charges were incurred in 2004.

The operation of our own wafer fabrication facilities entails a high degree of fixed costs and requires an adequate volume of production and sales to be profitable. During periods of decreased demand, high fixed wafer fabrication costs have a materially adverse effect on our operating results. Currently three of our four fabrication facilities are running at under 35% utilization capacity. Our SAW filter fabrication facility is running at over 70% utilization capacity.

We routinely review our accounting reserves, including those for excess and obsolete inventory and potential warranty claims, as described under “Critical Accounting Policies and Estimates” above, and make adjustments as necessary. When we initially acquired the optoelectronics business from Agere Systems in January 2003, we established warranty reserves during the three months ended March 31, 2003, using engineering failure rate data obtained from Agere. We have continued to refine our estimates for warranty reserves and have developed data from returns during the course of 2003. Accordingly, during the three months ended March 31, 2004, we recorded a reduction to the warranty reserve for our optoelectronics business totaling approximately $1.6 million. In addition, we identified a portion of the remaining warranty reserve balance for catastrophic warranty claims. This was done in response to increasing requests by our customers for catastrophic warranty clauses that extend our obligation beyond the repair and replacement of a faulty product, to include other losses our customers may experience as a result of failures in our products. We experienced one such warranty claim during 2003. During the nine months ended September 30, 2004, warranty reserves decreased $2.3 million, largely due to the resolution of certain warranty claims. During the nine months ended September 30, 2004, gross inventory decreased $6.0 million and corresponding inventory reserves decreased $3.3 million. The decrease in the warranty reserve corresponds to a charge we recorded during the three months ended September 30, 2004 of approximately $3.0 million for excess and obsolete inventory related to certain slow selling products for the optical networking market consistent with our policy on excess inventory.

We recorded a benefit of approximately $5.1 million during the nine months ended September 30, 2004 associated with the reclaim of platinum and gold from our Pennsylvania and Texas manufacturing operations. Precious metals are a primary component of our semiconductor fabrication process. Process wastes are routinely collected and processed to reclaim the precious metal component. In the case of our Pennsylvania operation, we reclaimed $4.5 million of platinum during the nine months ended September 30, 2004 that was embedded in equipment that was in excess of our needs. We did not reclaim any platinum in the third quarter of 2004, but we now expect to reclaim some platinum in the three months ending December 31, 2004 which could result in a benefit of approximately $1.0 million.

We expect our gross profit as a percentage of revenues, for the three months ended December 31, 2004, to be in the range of 25% to 28% driven by lower revenues in this quarter compared to the third quarter but inclusive of an expected benefit from the reclaim of platinum discussed above.

Operating expenses

Research, development and engineering

Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product research and development expenses. Our research, development and engineering expenses for the three months ended September 30, 2004, decreased 6.4% to $14.8 million from $15.8 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, these costs were 9.2% lower than for the comparable period ended September 30, 2003, at $46.2 million and $50.9 million, respectively. These expenses also declined as a percentage of revenues from the comparable periods last year.

The decrease in research, development and engineering expenses on an absolute dollar basis was primarily the result of our cost reduction programs implemented during 2003 which included reductions in our workforce, a change in our procedures on development of wafers, a consolidation of vendors for certain purchases, use of common computer aided design tools and reduced work hours. As a percentage of revenues, the decrease from the three and nine months ended September 30, 2003, to the three and nine months ended September 30, 2004, is also attributable to the increase in revenues between these two periods.

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

Selling, general and administrative

Selling, general and administrative expenses include commissions, labor expenses for marketing and administrative personnel, and other corporate administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2004, decreased less than 1% to $11.6 million from $11.7 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, these costs were 5.2% lower than for the comparable period ended September 30, 2003, at $37.1 million and $39.1 million, respectively. Selling, general and administrative expenses as a percentage of revenues also decreased in 2004 compared to 2003. During the three and nine months ended September 30, 2004, we recorded benefits of approximately $1.4 million and $2.8 million, respectively, from the gain on sale of excess assets that were obtained as part of the Agere purchase and had been classified as held for sale. Further, during the nine months ended September 30, 2004, we adjusted the previously recorded charges associated with the Agere purchase of approximately $0.8 million due to greater than expected attrition of the workforce which reduced the estimated involuntary workforce reductions. We expect selling, general and administrative expenses to increase in the fourth quarter as gains on sale of equipment may not recur and we expect to incur additional expenses associated with audits related to Section 404 of the Sarbanes-Oxley Act of 2002.

In-process research and development

During the nine months ended September 30, 2003, we recorded a charge of $0.5 million for the write-off of acquired IPR&D associated with our acquisition of the Agere optoelectronics business. We had no similar charge during the nine months ended September 30, 2004.

Reduction in workforce

During the nine months ended September 30, 2004, we recorded a charge of $0.4 million, for severance costs associated with a reduction in force of approximately 30 employees assigned to our Texas operation. This is the result of our ongoing efforts to align our costs and capacity with our levels of production and revenues. For the nine months ended September 30, 2003, we recorded severance costs of $2.6 million primarily associated with the reduction in workforce of our newly acquired optoelectronics business and our German engineering and marketing operation. During the three months ended September 30, 2003, we adjusted the previously recorded charge approximately $0.2 million to reflect a reduction in the number of employees originally expected to be impacted from the reduction in workforce due to normal attrition of the workforce which reduced the estimated involuntary workforce reductions.

Lease termination costs

During the nine months ended September 30, 2003, we recorded a charge of approximately $42.0 million for the termination of the lease on our Texas facility in conjunction with our acquisition of that facility. We had no similar charge during the three and nine months ended September 30, 2004.

Interest income (expense) and other

Interest income (expense) and other, excluding gain on retirement of debt, was a net income of $1.3 million and net expense of $1.3 million for the three and nine month periods ended September 30, 2004, respectively. For the three and nine month periods ended September 30, 2003, net interest expense and other was $1.7 million and $4.5 million, respectively. The net income for the three months ended September 30, 2004, was primarily due to a foreign currency gain of $2.2 million, primarily related to a euro based non-trade receivable of €13.0 million (approximately $13.4 million at the exchange rate in effect at the time of the transactions). We had no similar foreign currency gains in the other periods. Net interest expense continues to decline as interest rates on our short and long term investments continue to rise and we have reduced the amount of fixed rate debt outstanding over time.

Gain on retirement of debt

During the nine months ended September 30, 2004, a gain on retirement of debt resulted from our repurchase of $45.0 million principal amount of our convertible subordinated notes at prices resulting in a gain of $0.5 million, net of the write off of associated capitalized bond issuance costs of $0.6 million. No similar benefit was recorded during the comparable period of a year ago and all of this gain was recorded in the second quarter of 2004.

Income Tax Expense

We recorded income tax expense in all reported periods primarily from tax expense related to certain foreign operations, net of tax refunds received. In 2002 and 2003, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of SFAS No. 109 concerning whether it is more likely than not that our deferred tax assets may not be realized. For the three and nine months ended September 30, 2004, we also determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of SFAS No. 109.

Outlook for the Three Months Ending December 31, 2004

Based on our forecasts of revenues and operating costs for the three months ending December 31, 2004, we expect to incur an operating loss and a loss per share larger than the three months ended September 30, 2004. Revenues are projected to be between $76 million and $80 million and the net loss per share is projected to range from $0.05 to $0.07. This projected loss is exclusive of potential impairments and other charges we may incur during the fourth quarter that could be significant, however at this time we are not able to estimate those amounts (see Note 18 to the accompanying Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

Liquidity

As of September 30, 2004, we had cash, cash equivalents and short-term investments of $171.2 million, a decrease from $280.1 million as of December 31, 2003. In addition, we had $191.7 million of investments in long-term marketable securities, which are investments in high-grade securities that mature after one year but within 42 months, as of September 30, 2004, an increase from $120.1 million as of December 31, 2003. As of September 30, 2004, long-term liabilities were $224.3 million and represented 48.5% of stockholders’ equity. As of December 31, 2003, long-term liabilities were $269.4 million and represented 58.5% of stockholders’ equity. Our long-term liabilities as of September 30, 2004 were comprised of $223.8 million of our convertible subordinated notes and $0.6 million of other long-term liabilities. This decrease in long-term liabilities, as a percent of stockholders’ equity, is the result of our repurchase of $45.0 million face value of our convertible subordinated notes that occurred in the second quarter of 2004. As of September 30, 2004, working capital decreased to $273.3 million from $362.5 million as of December 31, 2003. This decrease in working capital was primarily attributable to our use of $43.9 million to repurchase $45.0 million face value of our convertible subordinated notes, as well as a shift of a portion of our investments in marketable securities from short-term instruments to long-term instruments. This decrease was partially offset by an increase in accounts receivable resulting from higher revenues and an increase in other current assets resulting from the reclassification of a noncurrent refundable deposit to current.

For the nine months ended September 30, 2004, cash provided by operating activities was $21.0 million as compared to cash used in operating activities of $36.2 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, cash was provided by a smaller net loss, adjusted for depreciation and amortization, of $27.4 million combined with a decrease in inventories of $2.7 million, partially offset by an increase in accounts receivable of $7.2 million.. The decrease in inventory was primarily due to increased sales and an increase in our inventory turns from 3.7 times at December 31, 2003, to 4.4 times at September 30, 2004. The increase in accounts receivable was primarily due to an increase in sales combined with an increase in days sales outstanding from 42 days as of December 31, 2003, to 50 days as of September 30, 2004. During the nine months ended September 30, 2003, the our cash flow from operations was negatively affected by a larger net loss, adjusted for depreciation and amortization and the non-cash lease termination costs, of $11.6 million combined with increases in inventories of $15.8 million and accounts receivable of $11.6 million. The non-cash lease termination costs of $42.0 million were associated with the purchase of the Richardson, Texas facility during the second quarter of 2003. The increase in inventory during the nine months ended September 30, 2003 was primarily due to a decrease in our inventory turns from 5.2 times at December 31, 2002, to 3.5 times at September 30, 2003. The increase in accounts receivable was primarily due to an increase in days sales outstanding from 43 days as of December 31, 2002, to 53 days as of September 30, 2003.

For the nine months ended September 30, 2004, cash used in investing activities was $93.5 million as compared to cash provided by investing activities of $25.7 million for the nine months ended September 30, 2003. The change from cash provided by investing activities for the nine months ended September 30, 2003, to cash used in investing activities for the nine months ended September 30, 2004, was primarily due to a shift in the flow of our cash and cash equivalents to and from our investments in marketable securities. In the current period, we purchased more investments than we sold or that matured. In the same period a year ago, we purchased fewer investments than we sold or that matured. The cash provided by investing activities for the nine months ended September 30, 2003 was also offset by expenditures of $40.2 million for our acquisition of the Agere optoelectronics business and net capital expenditures of $26.2 million. During the nine months ended September 30, 2004, we used $21.2 million of cash for capital expenditures primarily for production-related machinery and equipment.

Cash used in financing activities for the nine months ended September 30, 2004, was $35.9 million as compared to cash provided by financing activities of $3.4 million for the nine months ended September 30, 2003. The cash used in financing activities for the nine months ended September 30, 2004, was the result of our use of $43.9 million to repurchase $45.0 million face value of our convertible subordinated notes, partially offset by $7.9 million of receipts from stock issuances.

Transactions Affecting Liquidity

On January 2, 2003, we completed our acquisition of a substantial portion of the optoelectronics business of Agere for $40.0 million in cash plus acquisition costs of approximately $0.2 million and certain assumed liabilities. Through a transitional manufacturing agreement, Agere supplied components for us for a short period following the close of the transaction to ensure seamless service to customers. Agere also provided some business infrastructure services to us for a short period following the close of the transaction to provide for an uninterrupted transition of the business operations.

On May 18, 2004, we completed the repurchase of $45.0 million face value of our convertible subordinated notes for $43.9 million before accrued interest. We regularly evaluate the market pricing of these notes in comparison to our cash flow forecast to determine the value to the company of repurchasing a portion of them. Since 2001, we have repurchased $121.2 million face value of the original $345.0 million issuance.

Capital Resources

Our current cash, cash equivalent and short-term investment balances, together with cash anticipated to be generated from operations are currently our principal sources of liquidity and we believe these will satisfy our projected working capital, capital expenditure, and possible investment needs, at a minimum, through the next 12 months. We expect our needs for capital expenditures to be between $3 million and $5 million for the three months ending December 31, 2004. The principal risks to these sources of liquidity would be capital expenditure or investment needs in excess of our expectations, in which case we may be required to finance any additional requirements through additional equity offerings, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms. Our convertible subordinated notes are due in 2007.

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

•       impairments of our assets;

•       the long sales cycles associated with our customer-specific products;

•       the timing and level of product and process development costs;

•       availability of materials used in the assembly of our products;

•       performance of vendors and subcontractors;

•       realization of research and development efforts;

•       variations in raw material quality and costs;

•       delays in new process qualification or delays in transferring processes;

•       the cyclical nature of the semiconductor and electronic communications component industries;

•       continued softness in the optical components and networks market;

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

If we are required to expense stock options and other share-based payments to employees and directors, we will record a significant charge to earnings. On March 31, 2004, the FASB issued an exposure draft No. 1102-100, Proposed Statement of Financial Accounting Standards—Share-Based Payment, effective for fiscal periods beginning after December 15, 2004. On October 13, 2004, the FASB delayed the effective date of this proposed standard and concluded that it would be effective for annual or interim periods beginning after June 15, 2005, and would be applicable to awards that are granted, modified, or settled in cash in the interim or annual periods beginning after the effective date. The statement is proposed to be adopted by one of two transition methods: one that provides for prospective application and one that provides for retrospective application. The exposure draft outlines a methodology for the accounting treatment of stock options and certain other share-based payments and requires payments to be recorded as an operating expense. It will supercede SFAS No. 123 which allowed for footnote disclosure of this expense. The exposure draft encourages uses of the binomial model for valuing the cost. Previously, we have used the Black-Scholes model for pro forma stock-based compensation expense footnote disclosure. This amount was $53.6 million for our year ended December 31, 2003. While it is believed by some that the binomial method may result in a lower charge than the Black-Scholes model, the complexity of the binomial model would result in a more subjective and more difficult to value. We are evaluating which method to use should we be required to expense stock options and other share-based payments to employees. We believe that the charge will be significant and will have a material adverse impact on the consolidated financial statements. We are currently evaluating our stock-based compensation programs to determine what actions, if any, need to be taken to reduce this potential charge if this exposure draft is enacted. If we cannot issue stock options at the levels we have in the past, we believe we will face a more difficult time in attracting and retaining the talented employees necessary for our business to grow and prosper. The FASB is expected to issue its final standard before December 31, 2004.

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

The electronic communications markets recovered some of their previous pattern of growth during the first half of 2004; however the markets softened during the third quarter. These markets may not resume historical growth rates and if the current market softness continues and demand for electronic communications applications declines, our operating results could suffer.

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

New products have been introduced in the marketplace that use a direct conversion architecture in wireless phones. A direct conversion architecture reduces the number of components needed in the receiver portion of wireless phones. Sales of our SAW IF filter products along with some of our receiver products would be negatively impacted by wireless phone manufacturers’ use of a direct conversion chipset as new phone models are developed. Direct conversion architecture has been available since the mid-1990’s for GSM phones and wireless phone manufacturers are increasing the use of this process in new phones. For the three and nine months ended September 30, 2004, and 2003, sales of SAW IF filters and receiver products for GSM phones accounted for less than 1% of our total revenues. In addition, several companies have introduced a direct conversion chipset for CDMA phones which would impact our future revenues from SAW IF filters and receiver products for CDMA phones. For the three and nine months ended September 30, 2004, sales from SAW IF filters for CDMA phones were approximately 5% and 6%, respectively, of our total revenues and sales of receiver and related products for CDMA phones were approximately 8% and 7% of our total revenues, respectively. For the three and nine months ended September 30, 2003, sales from SAW IF filters for CDMA phones were approximately 7% and 6%, respectively, of our total revenues and sales of receiver and related products for CDMA phones were approximately 9% and 10% of our total revenues, respectively. Further, we continue to sell products for TDMA wireless phones, which are increasingly migrating to the GSM standard. Our sales of products for TDMA phones for the three and nine months ended September 30, 2004, were less than 1% of our total revenue compared to approximately 4% of our total revenue in the comparable periods in 2003.

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

Our excess manufacturing capacity may adversely affect our operating results if current market softness does not improve and if we are unable to sell our assets held for sale.

We have converted our Hillsboro facility from four-inch wafer production to six-inch wafer production and have expanded the capacity of our Texas operation with the acquisition of the Richardson facility. In addition, we have acquired additional manufacturing facilities and personnel in connection with our acquisition of businesses from Infineon and Agere.

These increases in capacity directly relate to significant increases in fixed costs and operating expenses. These increased costs could have an adverse effect on our results of operations during economic downturns. If the current market softness does not improve, and if we are unable to successfully sell the land and buildings associated with our optoelectronics operation in Pennsylvania and excess equipment associated with our semiconductor manufacturing operations in Texas and Oregon, the decreased levels of demand and production in conjunction with these increased expense levels will have an adverse effect on our business, financial condition and results of operations.

We face challenges and risks associated with our acquisition of the optoelectronics business of Agere and, as a result, may not realize the expected benefit of this acquisition.

In January 2003, we completed the acquisition of a substantial portion of the optoelectronics business of Agere for $40.0 million in cash plus acquisition costs and certain assumed liabilities. The transaction included the products, technology and some facilities related to Agere’s optoelectronics business, which includes components, transceivers, transponders and other optical products.

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

•       our ability to successfully run this business that has a recent history of operating losses. If we are unsuccessful, this operation could generate quarterly losses ranging from $5 million to $10 million;

•       our ability to sell the fabrication facility in Pennsylvania. If we are unsuccessful, we may incur a write down of up to $22.3 million; and

•       increased complexity of our corporate structure requiring additional resources for such responsibilities as tax planning, foreign currency management, financial reporting and risk management.

Further, the optoelectronics market remains a very competitive market and we are currently forecasting an operating loss for the optoelectronics business in fiscal year 2005. As a result we began an initiative to identify potential partners to implement an asset consolidation effort or to restructure our operations by the end of 2004. Failure to secure a partner or restructure our operations could negatively impact our results of operations in future periods. We are developing contingency plans that we may implement in the fourth quarter of 2004 to substantially reduce the expected losses in 2005, in the event a partnership to share and consolidate assets does not materialize.

We face risks of a loss of revenues as we are dependent on U.S. government and military contracts for a portion of our revenues.

While the U.S. government and military programs we are involved in generally have long lead times such as the B-22 aircraft program, they are also subject to delays or cancellation. Additionally, changes in government funding for defense or the loss of a significant defense program or contract would have a material adverse impact on our company. For the nine months ended September 30, 2004, we received approximately 12% of our revenues from the U.S. government or from prime contractors on U.S. government sponsored programs principally for defense applications. Further, spending on defense contracts can vary significantly depending on funding from the U.S. government. As of September 30, 2004, our government and military contracts have not been significantly affected by the war in Iraq.

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

We have a SAW manufacturing and assembly facility located in Apopka, Florida. We also have assembly facilities for SAW products in San Jose, Costa Rica and for optoelectronics products in Matamoros, Mexico. Hurricanes, tropical storms, flooding, tornadoes, and other natural disasters are common events for the southeastern and Gulf of Mexico regions of the United States and in Central America which could affect our operations in these areas. Additionally, mud slides, earthquakes and volcanic eruptions could also affect our Costa Rican and Oregon facilities. Any disruptions from these or other events would have a material adverse impact on our operations and financial results.

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

The hurricanes encountered in the southeastern United States during the third quarter of 2004 did not cause any significant damage to our facilities.

The following table indicates the approximate exposure we believe we have with respect to natural disasters:

	Type of	Approximate Percent of Total*
Location	Disaster	Fixed Assets	Revenues
Apopka, Florida	H	10% - 15%	30%
Dallas, Texas	H	40% - 50%	Under 20%
Hillsboro, Oregon	E, V	10% - 15%	30%
Matamoros, Mexico	H	Under 10%	Under 10%
San Jose, Costa Rica	E, V, H	10% - 15%	20%

E—Earthquake/mudslide

V—Volcanic eruption

H—Hurricane and/or tornado and flooding

* Based on revenues or fixed assets for the quarter ended September 30, 2004

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

Our Costa Rican operations have been a significant contributor to our operating results in the past. We expect our Costa Rican operations to continue to account for a significant proportion of our SAW operations in the future and our Mexican operation to be an important part of our optoelectronics component business. Any disruption in these operations would have a significant negative impact on our operating results.

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

For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 75% exemption from Costa Rican income taxes through 2007. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative impact on our net income. For the nine months ended September 30, 2004, the 75% tax exemption reduced our income tax expense by $2.0 million.

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

A widespread outbreak of an infectious disease or illness could adversely affect our operations as well as demand from our customers. A number of countries in the Asia/Pacific region have experienced outbreaks of different infectious diseases and illnesses in the past and the United States has reported a current shortage in the influenza vaccine. As a result of widespread outbreaks, businesses can be temporarily affected and individuals can become ill or quarantined.

Our operating results could be harmed if we lose access to sole or limited sources of materials, equipment or services.

We currently obtain some components, equipment and services for our products from limited or single sources, such as certain ceramic packages and chemicals. Approximately 30% of our purchases are from sole sources. We purchase these components, equipment, supplies and services on a purchase order basis, do not carry significant inventories and generally do not have long-term supply contracts with these vendors. Our requirements are relatively small compared to silicon semiconductor manufacturers. Because we often do not account for a significant part of our vendors’ business, we may not have access to sufficient capacity from these vendors in periods of high demand. If we were to change any of our sole or limited source vendors, we would be required to requalify each new vendor. Requalification could prevent or delay product shipments, which could negatively affect our results of operations. In some cases, it would be difficult to replace these suppliers and requalification could take up to 12 months.

Our reliance on a limited number of suppliers for certain raw materials and parts may impair our ability to produce our products on time and in acceptable yields. For example, at times in the past, we have experienced difficulties in obtaining ceramic packages and lids used in the production of bandpass filters. At other times, the acquisition of relatively simple devices, such as capacitors, has been problematic because of the large demand swings that can occur in the cellular handset market for such components. Our optical components group is dependent upon a large number of suppliers, some of which are very small companies, for components that make up their components and sub-system product offerings such as transceivers and transponders. The success of these products is critical to the overall success of our business. The primary risk to our source of supply to manufacture these products is the currently depressed state of the optical network market and its potential impact on smaller vendors in terms of possible bankruptcy or inability to meet delivery schedules. In addition, our reliance on these vendors may negatively affect our production if the components, equipment or services vary in reliability or quality. If we are unable to obtain timely deliveries of sufficient quantities of acceptable quality or if the prices increase, our results of operations could be harmed.

Our operating results could be harmed if our subcontractors and partners are unable to fulfill our requirements.

We currently utilize subcontractors for the majority of our integrated circuit and module assemblies. Approximately 30% of our revenue is derived from components in which we utilize subcontractors for some portion of the production process. There are certain risks associated with dependence on third party providers, such as minimal control over delivery scheduling, adequate capacity during demand peaks, warranty issues and protection of intellectual property. Additionally, if these subcontractors are unable to meet our needs, it could prevent or delay production shipments that could negatively affect our results of operations. If we were to change any of our subcontractors, we would be required to requalify each new subcontractor, which could also prevent or delay product shipments that could negatively affect our results of operations. In addition, our reliance on these subcontractors may negatively affect our production if the services vary in reliability or quality. If we are unable to obtain timely service of acceptable quality or if the prices increase, our results of operations could be harmed.

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

If technologies or standards supported by our or our customers’ products become obsolete or fail to gain widespread commercial acceptance, our results of operations may be materially impacted. Because of continual improvements in semiconductor technology, including those in high-performance silicon technologies such as CMOS, where substantially more resources are invested than in other technologies such as GaAs or SAW products, we believe that our future success will depend, in part, on our ability to continue to improve our product and process technologies. We must also develop new technologies in a timely manner. In addition, we must adapt our products and processes to technological changes and to support emerging and established industry standards. We have and must continue to perform significant research and development into advanced material development such as InP, gallium nitride (“GaN”), and silicon carbide (“SiC”) to compete with future technologies of our competitors. These research and development efforts may not be accepted by our customers, and therefore may not achieve sustained production in the future. We may not be able to improve our existing products and process technologies, develop new technologies in a timely manner or effectively support industry standards. If we fail to do so, our customers may select another GaAs or SAW product or move to an alternative technology.

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

For products in depressed or flat markets, such as for optical components and modules, competition can be even more intense as companies attempt to maximize their revenue to cover as much of their fixed cost base as possible, even if it means selling products at a loss. There is no guarantee that pricing will stay at a level where we can sell our products on a profitable basis.

For our integrated circuit devices, we compete primarily with both manufacturers of high-performance silicon integrated circuits as well as manufacturers of GaAs integrated circuits. Our silicon-based competitors include companies such as Applied Micro Circuits Corporation, Maxim Integrated Products Inc., Motorola, Philips, STMicroelectronics N.V and others. Our GaAs-based competitors include companies such as Anadigics Inc., Fujitsu Microelectronics, Inc., Raytheon, RF Micro Devices, Skyworks Solutions, Inc., and others. For our SAW devices our competitors include companies such as CTS Wireless Components, Micro Networks, Phonon, RF Monolithics, Vectron, EPCOS AG, Temex, Fujitsu, Murata, Toyocom and others. For our optoelectronics business, competitors include companies such as JDS Uniphase, Bookham, Eudyna, OCP, Excelight, Agilent, Finisar, Avanex and others.

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

We compete with both GaAs and silicon suppliers in all of our target markets. In microwave and millimeter wave applications, our competition is primarily from a limited number of GaAs suppliers, which are in the process of expanding their product offerings to address commercial applications other than aerospace. We currently have excess capacity in our GaAs fabrication plants and are in the process of evaluating the carrying value of these facilities, which may result in a potential impairment charge.

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

If we do not hire and retain key employees, our business will suffer

Our future success depends in large part on the continued service of our key technical, marketing and management personnel. We also depend on our ability to continue to identify, attract and retain qualified technical employees, particularly highly skilled design, process and test engineers involved in the manufacture and development of our products and processes. We must also recruit and train employees to manufacture our products without a substantial reduction in manufacturing yields. There are many other semiconductor companies located in the communities near our facilities and, as the economy improves, it may become increasingly difficult for us to attract and retain those employees. The competition for key employees is intense, and the loss of key employees could negatively affect us. Only two employees, our Chief Executive Officer and Chief Financial Officer, have employment agreements, and we currently do not have key man life insurance on any employee.

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

We have approximately 130 patents that expire from 2005 to 2023, with most expiring between 2015 and 2023. We currently do not have any significant revenue related to a patent that will soon expire.

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

Our ability to accurately predict revenues could deteriorate if we generate additional sales through inventory hubbing distribution facilities.

Several of our larger customers have requested that we send our products to independent warehouses known as inventory hubbing distribution facilities to assist them in inventory control. We do not recognize revenues from these hubbing arrangements until the customer takes delivery of the inventory and title of the goods passes to the customer. As a result, increased shipments to these facilities make it more difficult for us to predict short-term revenues as customers can take delivery of the products with little lead-time.

Our business may suffer due to risks associated with international sales.

Our sales outside of the United States were 60% and 58% of revenues for the three and nine months ended September 30, 2004, respectively, and 63% and 60% of revenues for the three and nine months ended September 30, 2003, respectively. We face inherent risks from these sales, including:

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

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $9.93 to a low of approximately $3.20 during the 52 weeks ended September 30, 2004. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business and our stock price could suffer.

Section 404 of Sarbanes-Oxley requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, during our fiscal year ending December 31, 2004, we will be required to perform an evaluation of our internal controls over financial reporting and have our auditor publicly attest to such evaluation. We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities with respect to preparation of such evaluation. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation, we could be subject to regulatory investigations or sanctions, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

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

Item 3:   Qualitative and Quantitative Disclosure about Market Risk

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

Debt

Our convertible subordinated notes due 2007 have a fixed interest rate of 4%. Consequently, we do not have significant interest rate cash flow exposure on our long-term debt. However, the fair value of the convertible subordinated notes is subject to significant fluctuations due to their convertibility into shares of our stock and other market conditions. The fair value of these convertible subordinated notes is also sensitive to fluctuations in the general level of the U.S. interest rates. We would be exposed to interest rate risk, if we used additional financing to fund capital expenditures. The interest rate that we may be able to obtain on financings will depend on market conditions at that time and may differ from the rates we have secured in the past. The notes do not contain significant restrictive covenants.

The following table shows the fair values of our investments and convertible subordinated notes as of September 30, 2004 (in thousands):

	Cost	Fair Value
Cash and cash equivalents (including unrealized losses of $4)	$113,577	$113,573
Available-for-sale investments (including unrealized losses of $1,276)	250,563	249,287
Convertible subordinated notes	223,755	215,551
	$587,895	$578,411

Foreign Currency Risk

We are exposed to currency exchange fluctuations, as we sell our products internationally and have operations in Costa Rica, Germany and Mexico. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We do engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments and to hedge material cash flows that are not denominated in U.S. dollars, in accordance with a foreign exchange risk management policy approved by our Board of Directors. We primarily use currency forward contracts for this purpose. This hedging activity will reduce, but may not always entirely eliminate, the impact of currency exchange movements. As of September 30, 2004, we had $16.5 million open commitments to purchase foreign currency and $26.0 million open commitments to sell foreign currency.

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

Scope of the Controls Evaluation.   The quarterly management review of controls included consideration of design and operational effectiveness. Controls are evaluated across significant locations and business processes based upon management’s assessment of risk. We sought to identify errors, omissions and fraud. Where lapses of control were identified, corrective action was recommended. Those recommendations will be monitored for completion. In addition to management’s review of controls, our internal auditor makes independent evaluations of controls and reports lapses to management. Management then makes recommendations for corrective action which are monitored for completion. Management reports all findings to the Audit Committee.

Limitations on the Effectiveness of Controls.   The company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal control over financial reporting.   Apart from the process of review and correction described above there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Based on this evaluation and subject to the limitations noted above, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

PART II. OTHER INFORMATION

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

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3:   Defaults Upon Senior Securities

None

Item 4:   Submission of Matters to a Vote of Security Holders

None

Item 5:   Other Information

None

Item 6:   Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.
Dated: November 12, 2004	By:	/s/ RALPH g. QUINSEY
Ralph G. Quinsey
President and Chief Executive Officer (Principal Financial and Accounting Officer)
Dated: November 12, 2004	By:	/s/ RAYMOND A. LINK
Raymond A. Link
Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.