Form 10-K
period 2004-12-31
TRIQUINT SEMICONDUCTOR INC
filed 2005-03-15
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number 0-22660

TRIQUINT SEMICONDUCTOR, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3654013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 N.E. Brookwood Parkway,
Hillsboro, Oregon 97124
(503) 615- 9000

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 2, 2004, the last day of our second fiscal quarter reported on the Nasdaq Stock Market’s National Market, was approximately $692,054,747. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. The registrant does not have any non-voting common equities.

As of February 28, 2005, there were 138,785,145 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2005 Annual Meeting of Stockholders, which is scheduled to be held on May 12, 2005. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2004.

Important Notice to Investors:

This Annual Report on Form 10-K contains both historical information and forward-looking statements about TriQuint Semiconductor, Inc. (“TriQuint”, “we”, “us”, “our” or “our company”). A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results, including, but not limited to, those related to our product strategy; demand for wireless phones and our product offerings in this market; our competitive product offerings in the infrastructure networks market and our outlook for this market; our revenue outlook for our defense business; our outlook for the optical networks market; our expectations regarding certain customer-specific products; our competitive advantages in design and process; our ability to manufacture and sell in international markets; our plans for our manufacturing facilities; risks associated with manufacturing yields, costs and subcontractor services; risks associated with our production outside of the U.S.; our reliance on certain suppliers; risks associated with our backlog; our expectations regarding research and development expenses; our ability to improve our products and processes and develop new products; our expectations regarding the selling prices for our optoelectronic products; our expectations regarding our competitors and pricing levels; our goal to reduce production costs and improve performance value for our products; risks associated in protecting our intellectual property interests; impact of environmental regulations on our business; and other comments that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “anticipates”, “appears”, “believes”, “continue”, “estimates”, “expects”, “hope”, “intends”, “may”, “our future success depends”, “plans”, “potential”, “predicts”, “reasonably”, “seek to continue”, “should”, thinks”, “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section of this report titled “Factors that May Affect Future Results.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

TRIQUINT SEMICONDUCTOR, INC.
INDEX

PART I

Item 1.                        Business

Overview

TriQuint Semiconductor, Inc. (“TriQuint,” “we,” us,” “our,” or “our company”) is a supplier of high performance components and modules for communications applications. Our focus is on the specialized expertise, materials and know-how for radio frequency (“RF”), intermediate frequency (“IF”) and optical applications. We were incorporated in California in 1991 and reincorporated in Delaware on September 26, 1996. We have the following wholly-owned operating subsidiaries, TriQuint Optoelectronics, Inc., TriQuint Semiconductor GMBH, TriQuint Semiconductor Texas LP, Sawtek, Inc. and Sawtek SRL.

We provide customers with standard and custom product solutions as well as foundry services in the wireless phones, wireless infrastructure networks, optical networks, and defense markets. Our products are designed on various wafer substrates including compound semiconductor materials such as gallium arsenide (“GaAs”) and indium phosphate (“InP”), lithium niobate (“LiNbO3”), lithium tantalate (“LiTaO3”) and quartz, using a variety of device technologies, including pseudomorphic high electron mobility transistor (“pHEMT”), metamorphic high electron mobility transistor (“mHEMT”), heterojunction bipolar transistor (“HBT”), heterostructure field effect transistor (“HFET”), metal semiconductor field effect transistor (“MESFET”), surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”). Using these materials, devices and our proprietary technology, our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. We sell our products to companies worldwide with our top ten customers in 2004 as follows (in alphabetical order): Curitel Communications, Inc., Ericsson, Kyocera Corporation, LG Group, Motorola, Inc., Nokia Corporation, Nortel Networks Corporation, Northrop Grumman Corporation, Raytheon Company, and Samsung Electronics Company.

In the U.S., we have design and manufacturing facilities in Oregon, Texas, Florida and Pennsylvania and design facilities in New England. We also have production plants in Costa Rica and Mexico, a design facility in Germany and application sales support offices in Taiwan, Korea and China. We own and operate our own wafer fabrication and product test facilities and use our proprietary processes to produce RF, analog and mixed-signal components, lasers, detectors, and modules cost-effectively in high volumes. We believe that control of these manufacturing processes provides us with a reliable source of supply and greater opportunities to enhance quality, reliability and manufacturing efficiency. In addition, control of our manufacturing process and our combined research and design capabilities assists us in developing new processes and products and in being more responsive to customer requirements. We have also established a strategic foundry business serving leading communications companies.

Our principal executive offices are located at 2300 N.E. Brookwood Parkway, Hillsboro, Oregon 97124 and our telephone number at that location is (503) 615-9000. Information about our company is also available at our website at www.triquint.com, which includes links free of charge to reports and amendments to those reports we have filed with the Securities and Exchange Commission (“SEC”). The contents of our website are not incorporated by reference in this Annual Report on Form 10-K. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

The wireless communications industry is constantly changing with the advent of new applications such as digital wireless telephones, personal communication systems (“PCS”), handheld navigation products based on the global positioning satellite (“GPS”) standard, satellite communications, wireless local area networks (“WLANs”) and wireless internet. Wireless communications systems can offer the functional advantages of wired systems without the costly and time-consuming development of an extensive wired infrastructure, which is of particular importance in developing parts of the world. In addition, many of these new applications require battery-powered portability. The proliferation of some of these new applications, combined with a demand for higher data rates, have led to increased communication traffic resulting in congestion of the existing assigned frequency bands. As a consequence, wireless communications are moving to higher, less congested frequency bands and are implementing new, advanced communication standards. The advantages of wireless communications systems as well as the increasing demand for wireless communications at higher frequencies continue to drive worldwide growth in existing systems and continue to drive the emergence of new markets and applications.

The telecommunications and data communications industries are encountering increasing demand for higher transmission rates and increased capacity to accommodate traditional voice traffic as well as higher levels of traffic arising from widely used internet service applications. Today’s advanced telecommunications systems employ high speed switching networks and fiber optic cable operating in accordance with high frequency standards such as synchronous optical network (“SONET”), synchronous digital hierarchy (“SDH”), integrated services digital network (“ISDN”) and fiber to the premise (“FTTP”). For example, high performance SONET telecommunications systems can operate at frequencies of 10 gigabits per second (“Gbits/sec”) per optical wavelength and can multiplex 80 wavelengths optically to provide data capacity to 800 Gbits/sec per individual fiber. The advent of video communications and multimedia services, which combine voice, video and data, are placing further demands on these systems for even higher data transmission capacity. This is especially true in the local and end user arenas, which are often referred to as the metropolitan area networks (“MANs”) and last mile networks, respectively.

The microwave and millimeter wave communications industry utilizes advanced monolithic microwave integrated circuits (“MMIC”) and SAW filter products for aerospace, defense and commercial applications. Aerospace and defense applications include high power amplifiers, low noise amplifiers, switches, voltage controlled oscillators (“VCOs”) and attenuators for use in a variety of advanced systems such as active array radar, missiles, electronic warfare and space communications systems. Commercial applications for products and services in this frequency range include wireless telephone applications, optical fiber links and switching networks, millimeter wave (“mmW”) radios for point-to-point and point to multipoint systems, phased-array radar and satellite links both on the orbiting payload and for earth station transmitters.

To address the market demands for higher levels of performance, electronic communications systems manufacturers have relied heavily on advances in high performance components and modules such as those we produce. Until recently, the predominant semiconductor technologies used in advanced electronic systems have been silicon based complementary metal oxide semiconductor (“CMOS”), bipolar complementary metal oxide semiconductor (“BiCMOS”) and emitter coupled logic (“ECL”) process technologies. In addition, traditional signal processing technologies included lumped element filters, ceramic filters, crystal filters, resonators and oscillators. However, today’s high performance electronic systems require performance beyond that achievable with these technologies.

One way to improve performance is to combine analog and digital circuitry on the same device. This combination, known as mixed signal technology, can provide higher levels of integration (smaller size and increased functionality), reduced power consumption and higher operating frequencies. Higher levels of integration can result in smaller devices with increased functionality. Notwithstanding the benefits of mixed signal technology, the performance requirements of certain critical system functions generally cannot be achieved using silicon based semiconductors or filters, resonators and oscillators based on traditional technologies. As a result, systems manufacturers are seeking components and modules which can overcome these performance limitations. GaAs and InP semiconductor technology has become an effective alternative or complement to silicon solutions in many high performance applications. The higher electron mobility of GaAs permits GaAs integrated circuits to operate at higher speeds than silicon devices or at the same speeds with lower power consumption. In addition, SAW technology offers a number of advantages over traditional filter technologies, including precise frequency control and selectivity, reduced size and weight, high reliability, environmental stability and the ability to pass RF signals with minimal distortion.

In many new applications, GaAs integrated circuits and SAW filters enable high performance systems to process signals and information more quickly and more precisely. In addition, the use of these components in high performance communications systems can reduce system power requirements and the physical size and weight of the system, important elements in battery powered or portable applications. These characteristics, combined with the systems requirements of the communications industry, have led to the use of our components in high volumes to complement silicon devices in a wide range of commercial and aerospace systems.

Electronic communications systems manufacturers, particularly wireless handset manufacturers, are also moving increasingly toward designing integrated radio modules into their phones, rather than the individual components comprising these modules. By doing this, the handset manufacturers can continue to achieve cost reductions, optimization of design and increasingly smaller size of their phones while accelerating design cycles and improving time to market. Our high performance GaAs integrated circuits and our SAW filters, duplexers and oscillators comprise some of the primary components in these radio modules. Further, during the first quarter of 2005 we completed the acquisition of TFR Technologies, Inc. (“TFR”), which provides us with BAW technology. We believe that BAW is critical to developing higher frequency filters for next generation wireless communication products and is a natural complement to our SAW filters. Because of these factors, we believe we are well positioned to continue to support the growth and performance level demands of the electronic communications system industry.

TriQuint Strategy

We are a global supplier to the communications industry with a focus on media interface applications of RF and optical communications systems. Our mission is, “Connecting the Digital World to the Global Network”, and we accomplish this through a diversified product portfolio. We strive to be a premier supplier of solutions based on complex materials such as GaAs, InP and other compound semiconductor materials and SAW and BAW based products. The key elements of our strategy include:

Diversification of Business Models, Market Applications, Technologies and Customers.

We offer a broad range of standard and customer-specific products, as well as manufacturing, design and foundry services, which address numerous end-user applications in a variety of communications markets. We provide a balanced product offering ranging from foundry services to die level products, packaged components, and integrated modules. Our primary application areas are wireless phones, infrastructure networks, optical networks and defense. Our products are designed on various wafer substrates using a variety of technologies. We delivered products and services to over 430 customers during 2004. In addition, we had 42 customers that each contributed $1.0 million or more to our revenues in 2004.

Focusing on RF Power, Filtering and Switching Design Excellence.

We have made substantial investments in our RF power, filtering and switching design capabilities. Our design teams have specialized expertise to address the needs of each of our target markets. The foundation of our design resources is an extensive library of cells and associated software tools and databases necessary to develop new products rapidly and cost-effectively. We believe that our RF power filtering and switching design capabilities provide us with a competitive advantage in designing and developing integrated circuit modules and SAW-based products for standard or customer-specific products in our target markets.

Targeting High-Growth Markets with High Performance Solutions.

We plan to continue to develop and produce high performance RF, optical, analog and mixed-signal electronic components and modules. In 2001, we added SAW filters to our portfolio of high performance solutions by merging with Sawtek, which enabled us to offer a complete array of RF products for wireless phones. Our new products are focused on modules for both GSM/GPRS/EDGE (global system for mobile communications/general packet radio service/enhanced data rates for global evolution), CDMA (code division multiple access) and WDCMA (wide band code division multiple access) wireless phones, WLANs, new SAW filter applications and new applications for broadband and microwave equipment. In January 2005, we completed the acquisition of TFR, which brings BAW filtering expertise to TriQuint.

Create the smallest, highest performance and lowest cost components and modules for the front-end of various communication systems.

We have introduced a series of new products focused on the RF front-end of wireless applications. One of these new products is the world’s smallest GSM transition module for wireless phones in production which eliminates all surface mounted devices to lower cost and improve performance for our customers. Another new product is a switch for GSM/EDGE wireless phones that frees up space on circuit boards and reduces costs to our customers.

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

Wireless Phones.

This business accounted for approximately 40% of our total revenues in 2004, 41% of revenues in 2003 and 45% of revenues in 2002. The demand for wireless phones has evolved over the past several years as a result of increased demand for portable voice and data communication capabilities. Implementation of new standards such as CDMA, 1xRTT (single carrier radio transmission technology), GSM, and GPRS are taking advantage of all allocated frequency bands around the world and supporting the growing demand for wireless data communications. In addition to portability, there has also been increasing demand for wireless phones to provide signal quality similar to wired communication systems, be smaller and lighter, accommodate longer talk time and standby time and contain complex functionality such as digital cameras, color displays, GPS, Bluetooth and internet access. In addition, this increase in wireless phone communication traffic has resulted in congestion of the assigned frequency bands, creating capacity issues for network operators. As a consequence, wireless communications standards are evolving to more efficiently utilize the available spectrum and demand has increased for handsets that work across multiple standards and frequency bands. Phones of this complexity provide new technical challenges that our products are well suited to address. The wireless phone market grew to industry estimates of over 680 million unit sales in 2004 and industry projections are for approximately 730 million units in 2005 according to Strategy Analytics. The mobile phone market has experienced growth in each of the past 15 years, except for 2001 due to a slowdown in the overall economy. In 2004, demand for these products strengthened particularly in the first nine months of the year due to growth in both Asia and India as well as the increase in demand for new phones with new features. We expect to see continued strengthening during 2005.

Our use of various wafer substrates and a variety of technologies provides us with the ability to satisfy these market demands. In many wireless phone applications, a specific substrate material and device design can provide key performance advantages over silicon, such as higher frequency operation, improved signal reception and transmission, better signal processing in congested bands and greater power efficiency for longer battery life. Access to varied technologies enables us to combine them in applications to optimize both product performance and cost.

We believe that we provide not only the broadest product offering for the RF front-end portion of wireless phones, but also the capability to integrate many of the functions into module form. We offer a full range of duplexers, RF and IF SAW filters and pHEMT switches that can be sold independently or integrated into modules along with our various receiver and power amplifier products. During 2004, we introduced many new products for this market, including a family of GSM power amplifier modules, our first GSM transmit module and quad band filter bank, as well as duplexers and power amplifier modules (“PAMs”) for CDMA phones.

We experience seasonal fluctuations in our business, primarily in the wireless phone market. Our revenues are historically, but not always, the strongest in the fourth quarter of each year in response to the holiday selling season. The first quarter of each year is historically, but not always, the weakest quarter for revenues, due to reduced consumer demand subsequent to the holiday selling season.

Infrastructure Networks.

This business accounted for approximately 33% of our total revenues in 2004, as compared to 29% of our total revenues in 2003 and 31% in 2002. Infrastructure networks include a variety of applications and products such as base stations, point-to-point radio, WLANs, satellite communication, cable and other products. The largest portion of the infrastructure end market for us is the base station market. Base stations are necessary to operate wireless phone networks. The demand for base station equipment is related to network build-out plans of network operators and is highly dependent upon the capital equipment budgets of those operators. In 2004, demand in the base station market was up substantially due to increased capital spending by network operators, including EDGE rollouts in the U.S., WCDMA rollouts in Europe and initial network build outs in Asia and India.

We believe we are the leading supplier of SAW filters for both GSM/GPRS/EDGE, CDMA and WCDMA base stations. We believe that our long relationships with the major base station equipment providers and our design and manufacturing capabilities put us in a unique position to continue to support this market with innovative SAW solutions. In addition, we are utilizing our GaAs expertise to expand our product portfolio for this market.

Looking forward, we believe there are three major drivers to the base station equipment market. The first is the continued deployment of base stations in China and other emerging markets such as India. The second is the build-out of GSM/EDGE networks for the U.S. and Latin America to upgrade and expand existing networks, however this projected growth could offset, in part, by the consolidation of network operators which could reduce the demand of infrastructure build out in the future. The third is the build-out of WCDMA systems.

We participate in the satellite communications market in both orbiting payload and ground station uplinks for satellite communication systems. Demand in this market was largely flat in 2004. We believe that the VSAT (very small aperture terminal) ground station market will grow as home based satellite systems, similar to satellite television, evolve for the internet. Other broadband products include products for cable and wireless high-speed internet services and wireless distribution of phone, video and interactive cable television services. The fastest growing products in this end market are products for WLAN applications. Our sales of products for WLANs nearly doubled in 2004 and we continued to be a supplier of foundry services for GaAs-based power amplifiers for this application.

Less than 2% of our total revenues stem from sales of our products through our stocking distributor. Substantially all of these distributor sales are grouped into the infrastructure networks end market.

Defense.

Our defense business accounted for approximately 13% of our total revenues in 2004, as compared to approximately 16% in 2003 and 19% in 2002. Our largest customers in this market are defense subcontractors to the U.S. government. These subcontractors use our products in phased-array radar to identify, track and target aircraft and threats of unknown origin. The capability to track multiple targets simultaneously is one of the key enhancements found on the new generation of fighters such as the F-22 Raptor and Joint Strike Fighter (“JSF”). We are teamed with the prime contractors on both of these programs. Our microwave power amplifiers (“PAs”) will provide the capability to transmit the microwave power that is at the heart of the radar’s operation. These radars are comprised of large arrays of elements, each with its own PA. This is a very stable business and our products are used in long lead-time, large-scale programs. We do not expect our revenues to increase materially as a result of any near-term conflicts with foreign nations. The current conflict in Iraq is consuming a significant portion of the military budget that may have otherwise been available for advanced aircraft upgrades and deployments and there is some risk that programs such as the F-22 Raptor and JSF could be delayed.

Optical Networks.

This business accounted for approximately 14% of our total revenues in 2004 and 2003 and 5% in 2002. The optical networking market grew significantly in the late 1990’s with increased demand for the transmission and manipulation of large amounts of information at high speeds and with high integrity. In 2001, as a result of overbuilt capacity, the optical networking market fell sharply. Fiber optic network demand continues to occur for both the telecommunications and data communications markets, with the majority of bandwidth demand coming from data communications markets. The overall expansion has been driven by increasing internet usage, e-commerce, email, business networking, video conferencing and voice traffic, as well as the ongoing upgrade of existing systems to fiber optics.

Fiber optic cables can transmit data at rates far greater than copper lines. A single fiber can cost-effectively replace hundreds or thousands of copper lines. Optical networks operate in accordance with high frequency standards such as SONET, SDH, Gigabit Ethernet (“GbE”), and FibreChannel (“FC”).

For example, high performance SONET telecommunications systems can operate at frequencies of 10 Gb/s or higher per wavelength. Dense Wave Division Multiplexing (“DWDM”) can then be used to combine 80 or more of these 10 Gb/s signals to be carried down a single fiber, for a total of 800 Gb/s capacity. During the previously high levels of this market, most capital spending went to long haul/long distance networks. To increase the capacity of these networks, technologies used in long haul systems will migrate to metropolitan network equipment. An example of this is the trend to using DWDM technology in MANs.

To fully utilize the benefits of fiber optic cable, the electronic processors and modules in these networks must be able to operate at speeds from 155 Mb/s to 40 Gb/s cost-effectively and efficiently and still meet established signal quality and data integrity standards. Our optical networking products specifically target the need for these high performance, integrated devices and support all major optical network standards such as SONET, SDH, GbE and FC. We offer a variety of products that include multiplexers and demultiplexers, laser/modulator drivers, photo detectors, transimpedance amplifiers, high performance lasers, electroabsorption modulated lasers (“EMLs”), receivers and transceivers. Our overall revenue in this end market was relatively flat in 2004 as compared to 2003.

Products

We offer a broad array of RF, analog and mixed-signal integrated circuits, lasers, detectors, optical transceivers and SAW products to address the needs of our target markets. We utilize high-frequency substrate materials and high performance technologies such as pHEMT, HBT, HFET, MESFET and SAW to design and manufacture products which overcome the performance barriers of silicon devices. Our products offer other key advantages such as steeper selectivity, lower distortion, higher power and power added efficiency, reduced size and weight and more precise frequency control. We believe efficient manufacturing facilities and processes result in products that provide our customers a favorable price/performance trade-off. Our broad range of standard and customer-specific integrated circuits, optical components and modules, and SAW duplexers and filters, combined with our manufacturing and design services, allow customers to select the specific product solution which best fulfills their technical and time-to-market requirements.

Standard Products

We offer families of standard products for the following target market application areas. These include:

Wireless Phones.

Our products include receivers, power amplifier modules, filter banks, switches, low-loss transversal filters, reflective low-loss filters, duplexers, triplexers, resonator filters and front-end modules. These products address the needs of system designers for low noise, power efficient amplification, low loss switching and efficient and accurate frequency conversion.

Infrastructure Networks.

Our products include bi-directional transversal filters, low-loss transversal filters, LNA’s, mixers, reflective low-loss filters and oscillators. We believe that we are the leading supplier of SAW filters for base stations. Our products support GSM, EDGE, CDMA and 3G networks. We also provide products that serve as the high data rate backhaul paths for base stations. These include integrated circuits for millimeter wave (“mmW”) radios and optical components for optical communication links. Our products also include high power amplifiers, low noise amplifiers, switches, attenuators and discrete integrated circuits. We support numerous additional applications in this market including WLAN, radar systems, satellite, point-to-point radios, point to multipoint and cable.

Defense.

Our products for this market include PAs for phased-array antenna and similar applications for airborne systems allowing them the capability to track multiple targets simultaneously. These programs normally have long lead times.

Optical Networks.

Our products include laser/modulator drivers, photo detectors and transimpedance amplifiers along with lasers, EMLs, detectors and transceivers. For some of our products, we are compliant to industry Multi-Source Agreements (“MSA”). These optical products also support the high performance system standards such as SONET, SDH, DWDM, GbE and FC.

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

Customer-specific designs are generally implemented by one of two methods. Under the first method, the customer supplies us with detailed performance specifications and we design, develop and manufacture the integrated circuits. These designs are generated using either our in-house design engineering group or independent third-party design organizations which have been qualified by us. Under the second method, we supply circuit design and process rules to our customer and the customer’s internal engineering staff designs and develops the product, which we then manufacture.

Design and Process Technology

In order to rapidly develop and cost-effectively introduce new products which address the needs of our customers, we have made substantial investments in building our capabilities in RF, analog and mixed-signal circuit design, and optical component process technologies. We have developed an extensive library of digital and analog cells and associated software tools and databases which we use to facilitate the design of our integrated circuits and optical components. We have developed techniques for material design as well. The advancement of both our electrical and optical components is highly dependent on our ability to quickly and accurately produce the proper material structure to meet the targeted end device performance. We have also developed and documented process and design rules which allow customers to design proprietary integrated circuits themselves. Mixed-signal and optical products, which generally involve varied and complex functions operating at high frequencies, generally present the most complex design and testing challenges. We believe that our extensive cell library, device simulation models, optimized mixed-signal process technology and design and test engineering expertise in high performance mixed-signal integrated circuits and optical components address these challenges and provide a competitive advantage.

Our manufacturing strategy is to use high volume process technologies when possible to enable us to provide cost-effective, stable, uniform and repeatable solutions for our customers. We provide advanced wafer manufacturing processes and we have pursued core process technologies that are cost-effective for RF, analog and mixed-signal electronic applications as well as for lasers and detectors in the optical component market. As a result, we are able to enjoy the cost advantages associated with standard high volume semiconductor manufacturing practices. The core process technology in our Oregon wafer fabrication operation employs both implanted and epitaxial structures, 4 micron metal pitch, typically 0.5 or greater micron geometries, involves 10 to 18 mask steps, has a cutoff frequency of up to 21 GHz and is scalable. This scalability facilitates further cost reduction and performance improvement. The process technology employed in our Texas wafer fabrication operation includes eight advanced performance production processes: 0.5 micron gate length MESFET for amplifier applications; two 0.15, a 0.25 and a 0.5 micron gate length pHEMT for high power and high frequency applications; a 0.15 micron gate length mHEMT process for ultra-high frequency and low noise applications; HBT for high voltage, high linearity and high power density; 0.5 micron gate length HFET for high voltage, high power amplifiers and switches and Vertical P-I-N diode (VPIN) for signal control devices such as switches, limiters and attenuators. In our Florida wafer fabrication operation, we use manufacturing techniques to produce our SAW devices that are very similar to those for integrated circuits. Our Pennsylvania optical components wafer fabrication operation uses multi-wafer low pressure Metal Organic Chemical Vapor Deposition (“MOCVD”) growth technologies and low K dielectrics with planar selective area growth of material for high performance Fabry Perot (“FP”), Distributed Feedback (“DFB”), and EML lasers, along with PIN and Avalanche Photo Diode (“APD”) detectors.

Customers

We have a broad customer base of leading systems manufacturers. In 2004, we shipped products or provided manufacturing services to over 430 end-user customers. Our top customers include Motorola, which accounted for 10%, 14% and 16% of our revenues in 2004, 2003 and 2002, respectively. Additionally in 2002, Nokia accounted for approximately 10% of our revenue. No other single customer accounted for greater than 10% of our revenues during these periods, an indication of our strong and diverse customer base.

Our sales to customers outside the U.S. accounted for approximately 56%, 61% and 56% of revenues in 2004, 2003 and 2002, respectively. Sales to customers in Korea represent the largest portion of our international sales in 2004. Customers in Korea accounted for approximately 10%, 16% and 13% of our revenues in 2004, 2003 and 2002, respectively. No other country represented 10% or more of our revenues in any of those periods.

Some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce. Protectionist trade legislation in either the U.S. or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism, or other trade policies could adversely affect our ability to sell or to manufacture in international markets. Furthermore, revenues from outside the U.S. are subject to inherent risks, including the general economic and political conditions in each country.

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

Our Texas facility is located in Richardson. It comprises approximately 540,000 square feet, of which 48,000 is a Class 1 performance clean room. We currently operate that clean room as a Class 10 performance clean room. In July 2002, we successfully moved our manufacturing operations from our former Dallas facility, which we leased from Raytheon under a sublease, solely to the Richardson facility. We no longer lease any portion of our former Dallas facility.

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

In connection with our acquisition of the Agere optoelectronics business, we acquired facilities in Breinigsville, Pennsylvania and Matamoros, Mexico. The Breinigsville, Pennsylvania facility contains approximately 849,000 square feet of manufacturing and office space located on 139 acres. Pennsylvania is the headquarters and wafer fabrication operation for our optoelectronics operations. We intended to reduce capacity at this site shortly after acquiring it and subsequently listed the Pennsylvania facility for sale in the second quarter of 2003 (see Notes 4 and 10 to our Consolidated Financial Statements for further discussion). During 2003 and 2004 we had been in negotiations to sell the Pennsylvania facility to an agency of the Commonwealth of Pennsylvania. On October 18, 2004, we were informed that this agency was not going to purchase the facility. At December 31, 2004, we classified the facility as held for sale, and in the first quarter of 2005 entered into an agreement to sell the facility to a real estate investment firm and lease back approximately 80,000 square feet of the facility for continuing operations (see Note 21 to our Consolidated Financial Statements). The Matamoros, Mexico facility is approximately 81,750 square feet and is responsible for the final assembly and test of both optical component and module products. The operating entity in Matamoros, Mexico is a Maquiladora entity, which qualifies it for duty-free trade. We are continuing the process of scaling and integrating designated manufacturing assets from the Pennsylvania facility into Mexico. We should complete the move in the first half of 2005 to further improve our manufacturing efficiencies and recognize additional cost savings.

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

We incur a high level of fixed costs to operate our own manufacturing facilities. These fixed costs consist primarily of facility occupancy costs, investment in manufacturing equipment, repair, maintenance and depreciation costs related to equipment and fixed labor costs related to manufacturing and process engineering. Our manufacturing yields vary significantly among our products, depending upon a given product’s complexity and our experience in manufacturing it. We have in the past and may in the future experience substantial delays in product shipments due to lower than expected production yields. In addition, during periods of low demand, high fixed wafer fabrication costs and/or assembly costs could have a material adverse effect on our operating results.

For integrated circuit products made by our Oregon facility, we assemble our products using outside assembly contractors. Our Texas facility manufactures and sells packaged products, which are also assembled by outside contractors. Our Pennsylvania operation has also used outside contract assembly facilities as well as the facility in Matamoros, Mexico. We are in the process of consolidating these assembly needs as we evaluate ongoing product offerings. Outside assembly services are contracted to 19 vendors, nine of which are located in the U.S. In addition, we have moved some of our assembly and test operations to a vendor in Malaysia. We perform some of our own tape and reel operations internally; however, we have four vendors, three of which are located in the U.S., qualified for this service should we need to use them. A reduction or interruption in the performance of assembly services by subcontractors or a significant increase in the price charged for such services could adversely affect our operating results.

Production Outside of the U.S.

Because of the significant fixed costs associated with the manufacture of our products and components and our industry’s history of declining prices, we must continue to produce and sell our integrated circuits, optical components and SAW components in significant volume, continue to lower manufacturing costs and carefully monitor inventory levels. We continually evaluate our integrated circuit and SAW components manufacturing processes as well as the desirability of transferring volume production of those products between facilities, including transfer overseas to countries where labor costs and other manufacturing costs are significantly lower than in the U.S., principally Costa Rica and Matamoros, Mexico. The functional currency for both our Costa Rican and Mexican subsidiaries is the U.S. dollar since sales and most material cost and equipment are U.S. dollar denominated. The effects of currency fluctuations of the local currencies are not considered significant and are not hedged.

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

Raw Materials and Sources of Supply

We generally maintain alternative sources for our principal raw materials to reduce the risk of supply interruptions or price increases. We purchase these materials on a purchase order basis. The raw materials used are available from several suppliers for our integrated circuit, SAW filter and optical components/modules manufacturing operations. For our GaAs integrated circuit manufacturing operations, we currently have approximately 23 fully qualified wafer vendors, at least nine of which are located in the U.S., and five fully qualified mask set vendors, all of which are located in the U.S. We purchase high performance, multilayer ceramic packages from two vendors, both of which are located in the U.S. We currently purchase plastic packaging from approximately 15 suppliers, three of which are located in the U.S. We also utilize nonqualified vendors for these and other materials for use in nonproduction research and test activities.

For our SAW filter manufacturing operations, we use several raw materials, including wafers made from quartz, LiNbO3 or LiTaO3 and ceramic or metal packages. Relatively few companies produce these piezoelectric wafers and metal and ceramic packages. Our most significant suppliers of ceramic surface mount packages are three companies based in Japan. For our SAW operations, we also utilize three qualified wafer vendors, one of which are located outside the U.S., and two qualified mask set vendors, both of which are domestic companies.

For our optical components products, we depend upon a large number of suppliers for raw materials and components that make up the bill of materials (“BOMs”) for its product offerings such as lasers, detectors and transceivers. The success of these products is critical to the overall success of our business. For this business, we utilize three qualified wafer vendors and three qualified ceramic package vendors, all of which are located outside of the U.S. For mask sets and plastic packages, we have three qualified vendors for each and all are located in the U.S.

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

Marketing, Sales and Distribution

We sell our products through independent manufacturers’ representatives, our distributor and our direct sales staff. As of December 31, 2004, we had 29 independent manufacturers’ representative firms and one distributor worldwide. Of the independent manufacturers’ representative firms, 17 are based in the U.S. and 12 are located in Europe, the Pacific Rim and South America. Our direct sales staff provides sales direction and support to the manufacturers’ representatives and our distributor, which is based in the U.S. We have domestic sales management offices in the metropolitan areas of Los Angeles, California; San Diego, California; San Jose, California; Boston, Massachusetts; Portland, Oregon; Chicago, Illinois; Breinigsville, Pennsylvania; and Raleigh, North Carolina. We have also established foreign sales and marketing offices in Finland, Germany, Japan, Korea, Sweden and Taiwan.

Backlog

As of December 31, 2004, our backlog was approximately $60.7 million compared to approximately $77.0 million as of December 31, 2003. We include in our backlog all purchase orders and contracts for products requested by the customer for delivery within approximately 12 months. We expect to ship nearly all of our backlog by December 31, 2005. The backlog is not necessarily indicative of future product sales, and a delay or cancellation of a small number of purchase orders may materially adversely affect us.

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

Frequently, we can ship our standard products from inventory shortly after receipt of an order, referred to as “turns business”, and these orders may not be reflected in backlog. Accordingly, backlog as of any particular date may not necessarily be representative of actual sales for any future period.

Research and Development

Our research and development efforts are directed towards developing integrated circuits, SAW devices and optoelectronics products. We are also focused on improvement of our existing products’ performance, development of new processes, reductions of manufacturing process costs and improvements in device packaging.

In 2004, we introduced many new key products, such as our family of GSM PAMs, our filter bank and family of GSM SAW filters, a number of discrete filters for base stations and handsets including a family for GPS, a GSM/GPRS transmit module CDMA PAMs and a CDMA switch, a family of WLAN products, and other products.

Our research, development and engineering expenses in 2004, 2003 and 2002 were approximately $60.8 million, $65.0 million and $58.5 million, respectively. As of December 31, 2004, approximately 642 of our employees were engaged in activities related to process and product research and development. We expect that we will continue to spend substantial funds on research and development.

We are continually designing new and improved products to maintain our competitive position. While we have patented a number of aspects of our process technology, the market for our products is characterized by rapid changes in technologies. Because of continual improvements in these technologies, we believe that our future success will depend on our ability to continue to improve our products and processes and develop new technologies in order to remain competitive. Additionally, our future success will depend on our ability to develop and introduce new products for our target markets in a timely manner. The success of new product introductions is dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable fabrication yields and market acceptance. The development of new products by us and their design into customers’ systems can take as long as three years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs. Furthermore, the successful introduction of our ongoing products may be adversely affected by competing products or technologies. In addition, new product introductions frequently depend on our development and implementation of new process technologies. If we are unable to design, develop, manufacture and market new products successfully, our future operating results will be adversely affected. We cannot assure you that our product and process development efforts will be successful or that our new products will be available on a timely basis or achieve market acceptance.

As is characteristic of the integrated circuit and SAW filter component industries, the average selling prices of our products have historically decreased over the products’ life cycles and we expect this pattern to continue. We also expect the same pattern to continue with our optoelectronics products. To offset these decreasing selling prices, we rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and can be sold at higher average selling prices. We also work closely with our suppliers to obtain continual improvement on pricing of key raw materials and components. As more of our product offerings migrate toward integrated assemblies requiring the acquisition of outside manufactured components, we will have to effectively work with our suppliers to reduce the total cost of the respective BOMs. To the extent that our cost reduction efforts or new product introductions do not occur in a timely manner or our or our customers’ products do not achieve market acceptance, our operating results could be adversely affected.

Competition

The markets for our products are characterized by price competition, rapid technological change, short product life cycles, and heightened global competition. Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources. Due to the increasing requirements for high-speed, high-frequency components, we expect intensified competition from existing integrated circuit and SAW device suppliers, as well as from the entry of new competitors to our target markets and from the internal operations of some companies producing products similar to ours for their internal requirements. Several key customers in our optoelectronics operations have either captive internal suppliers or long-term contractual relationships with suppliers based on factors other than cost and quality.

For products in depressed or flat markets, such as for optical components, competition can be even more intense as companies attempt to maximize their revenues to cover as much of their fixed cost base as possible, even if it means selling products at a loss. There is no guarantee that pricing will stay at a level where we can sell our products on a profitable basis.

For our integrated circuit devices, we compete primarily with manufacturers of GaAs integrated circuits. Our GaAs-based competitors include companies such as Anadigics Inc., Eudyna, Inc., Freescale Semiconductor, Inc., Raytheon, RF Micro Devices, Skyworks Solutions, Inc., Renesas Technology Corp. and others. For our SAW devices our competitors include companies such as ICS, Phonon, RF Monolithics, Vectron International, EPCOS AG, Temex, TST, Fujitsu Microelectronics, Inc., Murata, Panasonic and others. Our major competitors across the optical markets include JDS Uniphase, Bookham Technologies, Avanex, Eudyna, OpNext, Mitsubishi, Sumitomo and others. Competition could also come from companies ahead of us in developing alternative technologies such as silicon germanium (“SiGe”) and InP integrated circuits and digital filtering and direct conversion devices.

Our prospective customers are typically systems designers and manufacturers that are considering the use of GaAs integrated circuits, optoelectronics devices, or SAW filters, as the case may be, for their high performance systems. Competition is primarily based on performance elements such as speed, complexity and power dissipation, as well as price, product quality and ability to deliver products in a timely fashion. We believe that we currently compete favorably with respect to these factors. Due to the proprietary nature of our products, competition occurs almost exclusively at the system design stage. As a result, a design win by our competitors or by us often limits further competition with respect to manufacturing a given design. While our GaAs integrated circuit products have inherent speed advantages over silicon devices, the speed of products based upon silicon processes is continually improving and may displace some of our GaAs products in the future. Our products are often sole sourced to our customers and our operating results could be adversely affected if our customers were to develop other sources for our products.

The production of GaAs integrated circuits has been and continues to be more costly than the production of silicon devices. This cost differential relates primarily to higher costs of the raw wafer material and higher unit costs associated with lower production volumes. Although we have reduced production costs through decreasing raw wafer costs, increasing fabrication yields and achieving higher volumes, there can be no assurance that we will be able to continue to decrease production costs. Due to the current weakness in some of our target markets, we have underutilized capacity in some of our plants. However, we believe that we are well positioned to meet the demands of these markets when they strengthen. In addition, we believe our costs of producing GaAs integrated circuits will continue to exceed the costs associated with the production of silicon devices. As a result, we must offer devices which provide superior performance to that of silicon such that the perceived price/performance of our products is competitive with silicon devices. There can be no assurance that we can continue to identify markets which require performance superior to that offered by silicon solutions or that we will continue to offer products which provide sufficiently superior performance to offset the cost differentials.

Intellectual Property Matters

We rely on a combination of patents, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents granted and pending in the U.S. and elsewhere and intend to seek further international and U.S. patents on our technology. In addition to our own inventions, we have acquired a substantial portfolio of U.S. and foreign patent applications in the optoelectronics area of technology. Many of these patent applications have issued as patents and will have lives that will extend 20 years from their respective filing dates, while others are still pending. We cannot be certain that patents will be issued from any of our pending applications or that patents will be issued in all countries where our products can be sold or that any claims allowed from pending applications or will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, may not protect our products or intellectual property rights to the same extent as do the laws of the U.S., increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

Employees

As of December 31, 2004, we employed a total of approximately 2,072 persons, including 1,120 in manufacturing and support related positions, 46 in quality and reliability, 642 in process, product and development engineering, 113 in marketing and sales and 151 in general and administration functions. Included in these figures are approximately 119 employees located at our optoelectronics facilities that have been given a 60 day notice of termination under the Federal WARN Act due to our announced restructuring of our optoelectronics product strategy (see Note 4 to our Consolidated Financial Statements). These employees will be terminated in the first and second quarters of 2005. As of December 31, 2004, none of our domestic employees were represented by a collective bargaining agreement. At our German operation, approximately 28 of our employees are represented by a collective bargaining agreement and at our Mexico operations, approximately 78 of our employees work under a union contract. We consider our relations with employees to be good and we have not experienced a work stoppage due to labor issues.

Executive Officers

Biographical information concerning our executive officers as of March 15, 2005 is set forth below:

Name	Age	Current Position(s) with Company	Position Held Since
Steven J. Sharp	63	Chairman of the Board of Directors	1992
Ralph G. Quinsey	49	President and Chief Executive Officer	2002
Raymond A. Link	50	Vice President, Finance and Administration, Chief Financial Officer and Secretary	2001
Brian P. Balut	39	Vice President, Sawtek Inc.	2004
Thomas V. Cordner	60	Vice President, TriQuint Texas	1998
Todd A. Debonis	40	Vice President, Sales	2004
Bruce R. Fournier	48	Vice President, TriQuint Oregon	2002
J. David Pye	54	Vice President, TriQuint Oregon	2002
Glen A. Riley	42	Vice President, TriQuint Optoelectronics	2003
J. Michael Sanna	52	Vice President, TriQuint Texas	2002
Azhar Waseem	51	Vice President, Sawtek Inc.	2002
Stephanie J. Welty	49	Vice President, Finance, Controller and Assistant Secretary	1999

Steven J. Sharp joined TriQuint in September 1991 as Director, President and Chief Executive Officer. In May 1992 he became Chairman of TriQuint’s Board of Directors. In July 2002, Mr. Sharp stepped down as President and Chief Executive Officer and remains as Chairman of the Board. Previously, Mr. Sharp was the founder and served as Chief Executive Officer of Power Integrations, Inc., a semiconductor manufacturing company. Prior to that time, Mr. Sharp was employed for 14 years by Signetics Corporation (since acquired by Philips Electronics N.V.), a semiconductor manufacturer and for nine years by Texas Instruments, Incorporated, a semiconductor manufacturer. Mr. Sharp also serves as a director of Power Integrations and Pixelworks, Inc. He received a B.S. degree in Mechanical Engineering from Southern Methodist University, a M.S. degree in Engineering Science from California Institute of Technology and a M.B.A. from Stanford University.

Ralph G. Quinsey joined TriQuint in July 2002 as President and Chief Executive Officer. From September 1999 to January 2002, Mr. Quinsey was with ON Semiconductor, a manufacturer of semiconductors for a wide array of applications, as Vice President and General Manager of the Analog Division. Prior to that, Mr. Quinsey was with Motorola, a manufacturer of semiconductors and communications equipment, from 1979 to September 1999, holding various positions including Vice President and General Manager of the RF/IF Circuits Division, which developed both silicon and gallium aresnide technologies for wireless phone applications. Mr. Quinsey received a B.S. degree in Electrical Engineering from Marquette University.

Raymond A. Link joined TriQuint in July 2001 as Vice President, Finance and Administration, Chief Financial Officer and Secretary as a result of TriQuint’s merger with Sawtek. Mr. Link joined Sawtek in September 1995 as Vice President, Finance and Chief Financial Officer and was promoted to Senior Vice President and Chief Financial Officer in October 1999. From 1987 to September 1995, Mr. Link was Vice President, Finance and Chief Financial Officer of Hubbard Construction Company, a heavy/highway construction company. From 1980 to 1987, he was with Harris Corporation, a manufacturer of electronic communication equipment, in various financial capacities. Mr. Link also serves as a director of Cascade Microtech, Inc., a manufacturer of wafer probing solutions. Mr. Link received a B.S. degree from the State University of New York at Buffalo and a M.B.A. from the Wharton School at the University of Pennsylvania. He is a Certified Public Accountant.

Brian P. Balut joined TriQuint in July 2001 as Vice President, Sales and Marketing, Sawtek Inc. as a result of TriQuint’s merger with Sawtek and was promoted to Vice President, Sales and Marketing of

TriQuint from 2002 to May 2004. In May 2004, Mr. Balut was promoted to Vice President of Sawtek. Mr. Balut joined Sawtek in October 1994 as Sales Manager. He was promoted to Director of Sales and Marketing in November 1996 and to Vice President Sales and Marketing in September 1998 and assumed overall corporate responsibility for this function in July 2002. From 1987 to 1994, Mr. Balut held various positions in sales, marketing and engineering with REMEC, a manufacturer of electronic components. Mr. Balut received a B.S. degree in Electrical Engineering from the Massachusetts Institute of Technology and a M.B.A. from Rollins College.

Thomas V. Cordner joined TriQuint in January 1998 as Vice President and General Manager, Millimeter Wave Communications as a result of TriQuint’s acquisition of Raytheon’s MMIC operations and was promoted to Vice President, TriQuint Texas in May 2002. From July 1997 to January 1998, Mr. Cordner served as Operations Manager for Raytheon, heading its GaAs MMIC operations. Prior to that time, Mr. Cordner was an employee of Texas Instruments, a semiconductor and communications equipment manufacturer, for 32 years, most recently as the Operations Manager for its GaAs Operations Group from January 1991 to July 1997. Mr. Cordner received a B.S. degree in Mathematics from the University of Texas at Arlington.

Todd A. DeBonis joined TriQuint in April 2004 as Vice President, Sales. Prior to joining TriQuint, Mr. DeBonis held the position of Vice President, Worldwide Sales and Marketing at Centillium Communications. Mr. DeBonis also served in other sales and management positions at ISHONI Networks and Infineon Technologies. Mr. DeBonis has a B.S degree in electrical engineering from the University of Nevada.

Bruce R. Fournier joined TriQuint in June 1987 as Area Sales Manager. Since that time, he has held a variety of positions including National Sales Manager, Wireless Products from 1991 to 1994, Director of Worldwide Sales from early 1994 to September 1994 and Vice President, Worldwide Sales from September 1994 to June 1998. From June 1998 until May 2002, Mr. Fournier held the position of Vice President and General Manager, Foundry Services. He currently holds the position of Vice President, TriQuint Oregon. Prior to joining TriQuint, Mr. Fournier held engineering, sales and marketing management positions with Fairchild Semiconductor, Weitek Corporation and Honeywell, Inc. Mr. Fournier received an A.S. degree in Electrical Engineering and a B.S. degree in Business Administration from the University of Maine and a M.B.A. from the University of Southern Maine.

J. David Pye joined TriQuint in May 1996 as Vice President, Manufacturing and in May 2002 was named Vice President, TriQuint Oregon. From 1983 until 1996, Mr. Pye was Vice President and General Manager at VLSI Technology, Inc., a semiconductor company, where he served in various capacities. From 1973 to 1983, Mr. Pye served in various roles in process engineering and process development at Texas Instruments. Mr. Pye received a B.A. degree from Napier College of Science and Technology, Edinburgh, Scotland.

Glen A. Riley joined TriQuint in January 2003 as Vice President, TriQuint Optoelectronics. From December 2001 to August 2002, he was President and CEO of Opticalis, a venture-funded start-up company developing optical communication sub-systems. Prior to that, he spent six years with Agere Systems, a semiconductor and optical component manufacturer, as Vice President of Optical Core Networks, Vice President of Sales for the Asia-Pacific region, and as General Manager of the Storage Products group. Before Agere, he worked in various management, marketing and sales roles at Philips Semiconductors, AT&T Microelectronics and Texas Instruments. Mr. Riley holds a B.S. degree in Electrical Engineering from the University of Maine and has completed the General Manager Program at Harvard Business School.

J. Michael Sanna joined TriQuint in January 1998 as Director of Business Development for the Texas operation as a result of TriQuint’s acquisition of Raytheon’s MMIC operations. In May 2002 he was promoted to Vice President, TriQuint Texas. From July 1997 to January 1998, Mr. Sanna served as the

Wafer Fabrication Operations Manager for Raytheon, heading its GaAs MMIC manufacturing operations. Prior to that time, Mr. Sanna was an employee of Texas Instruments for 17 years, most recently as the Wafer Fabrication Operations manager for its GaAs Operations Group from January 1994 to July 1997. Mr. Sanna received B.S. and M.S. degrees in Electrical Engineering from the University of Wisconsin and Southern Methodist University, respectively, and a Masters Degree in Administrative Studies from Southeastern Oklahoma State University.

Azhar Waseem joined TriQuint in July 2001 as Vice President, Sawtek Inc. as a result of TriQuint’s merger with Sawtek. Mr. Waseem joined Sawtek in March 1995 as Director of Wafer Fabrication and was promoted to Vice President of Manufacturing in April 1998 and to Vice President of Operations in October 1999. In May 2002 he was promoted to Vice President, Sawtek, Inc. From 1989 to 1994, Mr. Waseem held various operations and engineering positions with Siliconix, Inc., a microelectronics manufacturer based in Santa Clara, California. From 1986 to 1989, Mr. Waseem held various engineering positions with General Electric. Mr. Waseem received B.S. and M.S. degrees in Electrical Engineering and a M.B.A., all from the University of Minnesota.

Stephanie J. Welty joined TriQuint in 1994. Since September 1999, Ms. Welty has been TriQuint’s Vice President, Finance and in 2004 she was given the additional responsibility of Controller. Ms. Welty served as Accounting Manager from 1994 to 1996 and served as Director of Information Systems from 1996 to September 1999. Prior to joining TriQuint, Ms. Welty held accounting and controller positions at other high technology firms. Ms. Welty holds a B.S. degree from the University of Washington and she is a Certified Public Accountant.

Item 2.                        Properties

Location	Purpose	Approximate Building Size in Square Feet	Approximate Land in Acres	Leased or Owned
Breinigsville, Pennsylvania(1)	Wafer fabrication, engineering, administration, test, technical	849,000	139	Owned
Hillsboro, Oregon	Headquarters, administration, test, technical, wafer fabrication, engineering	254,000	52	Owned
Richardson, Texas	Wafer fabrication, engineering, administration, test, technical	540,000	38	Owned
Apopka, Florida	Wafer fabrication, engineering, administration, test, technical	92,100	16	Owned
San Jose, Costa Rica	Test and assembly	61,300	2	Owned
Matamoros, Mexico	Test and assembly	81,750	—	Leased
Munich, Germany	Engineering, marketing	21,054	—	Leased
Taipei, Taiwan	Engineering, marketing	11,000	—	Leased
Lowell, Massachusetts	Engineering	9,141	—	Leased
Seoul, Korea	Engineering, marketing	5,307	—	Leased
Nashua, New Hampshire	Engineering	5,035	—	Leased
Various field offices each less than 1,000 sq ft

(1)      On March 7, 2005, we entered into an agreement to sell the facility and lease back approximately 80,000 square feet of the facility for continuing operations. The transaction is expected to be completed within 90 days of signing the agreement and is subject to customary closing procedures. See Note 21 to our Consolidated Financial Statements for further discussion.

Except for the facility in Breinigsville, Pennsylvania, we believe these properties are suitable for our current operations. We are running below capacity in our Texas and Oregon facilities and are exploring ways to increase capacity, reduce costs and utilize excess space. At December 31, 2004, we had listed the Breinigsville, Pennsylvania property for sale and recorded an impairment on the carrying value in the fourth quarter of 2004 to reduce its book value to estimated market value (see Note 15 to our Consolidated Financial Statements). On March 7, 2005, we entered into an agreement to sell the facility to a real estate investment firm and lease back approximately 80,000 square feet of the facility for continuing operations. The sale is subject to customary closing procedures and is expected to be completed with 90 days of signing the agreement (see Note 21 to our Consolidated Financial Statements).

Item 3.                        Legal Proceedings

In February 2003, several nearly identical putative civil class action lawsuits were filed in the U.S. District Court for the Middle District of Florida against Sawtek, Inc., our wholly owned subsidiary since July 2001. The lawsuits also named as defendants current and former officers of Sawtek and our company. The cases were consolidated into one action, and an amended complaint was filed in this action on July 21, 2003. The amended class action complaint is purportedly filed on behalf of purchasers of Sawtek’s stock between January 2000 and May 24, 2001, and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as Securities and Exchange Commission Rule 10b-5, by making false and misleading statements and/or omissions to inflate Sawtek’s stock price and conceal the downward trend in revenues disclosed in Sawtek’s May 23, 2001 press release. The complaint does not specify the amount of monetary damages sought. Sawtek and the individual defendants filed their motion to dismiss on September 3, 2003, and briefing on the motion was completed on November 19, 2003. The court heard oral argument on November 21, 2003, and issued an order partially denying the motion to dismiss on December 19, 2003. Specifically, the court found that the complaint was not barred by the statute of limitations, but reserved ruling on the other aspects of the motion to dismiss. Because the statute of limitations issue is a novel question of law, the court stayed the proceedings in this case to allow the defendants to file an interlocutory appeal to the Eleventh Circuit Court of Appeals. Defendants duly filed for interlocutory appeal on January 22, 2004. Because the Court of Appeals is considering the identical issue in another matter, the appeal process has been stayed, pending the Court of Appeals’ decision in the other matter. We deny the allegations contained in the complaint and intend to continue our vigorous defense against these claims.

On February 16, 2005, we received notice that a summons of civil action was filed in the Court of Common Pleas of Lehigh County, Pennsylvania by Preferred Real Estate Investments, Inc. against our subsidiary, TriQuint Optoelectronics, Inc. relating to negotiations for the sale of our facility in Breinigsville, Pennsylvania. We deny any wrongdoing and intend to vigorously defend ourselves against this action.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq National Market under the symbol “TQNT”. As of February 28, 2005, there were 138,785,145 shares of common stock outstanding held by approximately 530 stockholders of record. Many stockholders hold their shares in street name. We believe that there are more than 63,000 beneficial owners of our common stock. The following table sets forth the high and low price per share of our common stock for the periods indicated as reported on the Nasdaq National Market:

	Years Ended December 31,
	2004		2003
Period:	High	Low	High	Low
First Quarter	$9.93	$6.52	$4.79	$2.70
Second Quarter	$7.91	$4.96	$5.50	$2.80
Third Quarter	$5.07	$3.20	$6.90	$3.96
Fourth Quarter	$4.71	$3.43	$8.74	$5.57

The closing price of our common stock on the Nasdaq National Market on December 31, 2004 was $4.45 per share.

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

The information required by this item regarding equity compensation plans is incorporated by reference under the section entitled Executive Compensation and Other Matters contained in our Proxy Statement for our 2005 Annual Meeting of Stockholders.

Item 6.                        Selected Financial Data

The following statements of operations data and balance sheet data for the five years ended December 31, 2004 were derived from our audited consolidated financial statements. Consolidated balance sheets at December 31, 2004 and 2003 and the related consolidated statements of operations and of cash flows for each of the three years in the period ended December 31, 2004 and notes thereto appear elsewhere in this Annual Report on Form 10-K. The historical selected consolidated financial data has been derived from the audited historical financial statements for 2000 of TriQuint and Sawtek, which were audited by KPMG LLP and Ernst & Young, LLP, respectively. The 2004, 2003, 2002 and 2001 selected consolidated financial data has been derived from the audited historical financial statements which were audited by KPMG LLP. The data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share data)	Years Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenue	$347,005	$312,272	$267,313	$334,972	$460,590
Cost of goods sold	246,576	225,264	172,197	198,537	203,971
Gross profit	100,429	87,008	95,116	136,435	256,619
Research, development and engineering	60,779	65,033	58,547	51,685	39,753
Selling, general and administrative	53,261	51,415	42,889	46,718	45,980
In-process research and development	—	500	8,575	7,546	—
Reduction in workforce	2,005	2,484	1,011	1,077	—
Impairment of long-lived assets and goodwill	15,533	—	94,740	76,933	—
Gain on disposal of equipment	(4,492)	—	—	—	—
Lease termination costs	—	41,962	—	—	—
Income (loss) from operations	(26,657)	(74,386)	(110,646)	(47,524)	170,886
Interest income (expense), net	(3,604)	(5,874)	(815)	12,792	25,474
Foreign currency gain (loss)	2,121	(250)	(37)	—	—
Impairment charge—investments in other companies	(1,189)	(2,387)	(23,778)	(15,057)	—
Gain on recovery of previously impaired investment	—	8,450	—	—	—
Gain on retirement of debt	539	—	6,009	9,401	—
Other, net	161	(75)	4,948	(155)	118
Income (loss) before income tax	(28,629)	(74,522)	(124,319)	(40,543)	196,478
Income tax expense (benefit)	425	(1,544)	34,241	(14,332)	45,785
Net income (loss)	$(29,054)	$(72,978)	$(158,560)	$(26,211)	$150,693
Earnings (loss) per common share data:
Basic	$(0.21)	$(0.54)	$(1.20)	$(0.20)	$1.19
Diluted	$(0.21)	$(0.54)	$(1.20)	$(0.20)	$1.10

(In thousands)	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$388,337	$400,264	$467,040	$581,531	$604,972
Accounts receivable, net	$40,131	$41,911	$34,977	$34,532	$76,398
Inventories, net	$59,746	$65,286	$36,283	$34,836	$52,325
Total assets	$722,400	$792,800	$840,666	$1,020,873	$1,084,904
Working capital	$271,320	$362,515	$370,555	$560,613	$690,125
Long-term liabilities	$224,371	$269,355	$268,755	$296,859	$346,991
Total stockholders’ equity	$441,387	$460,121	$525,672	$682,774	$674,123

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the “Important Notice to Investors” that appear elsewhere in this report.

Overview

We are a supplier of high performance components and modules for communications applications. Our focus is on the specialized expertise, materials and know-how for radio frequency (“RF”), intermediate frequency (“IF”) and optical applications. We enjoy diversity in our markets, applications, products, technology and customer base. Our markets include wireless phones, wireless infrastructure networks, optical networks, and defense. We provide customers with standard and custom product solutions as well as foundry services. Our products are designed on various wafer substrates including compound semiconductor materials such as gallium arsenide (“GaAs”) and indium phosphate (“InP”) and other materials such as quartz, as well as using a variety of semiconductor device process technologies and surface acoustic wave (“SAW”) technology. Using these materials, devices and our proprietary technology, our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. Our customers include major communication companies worldwide.

Strategy and Industry Considerations

Our business strategy is to provide our customers with high performance, low-cost solutions to applications in the wireless phone, wireless infrastructure, optical network, and defense markets. Our goal is to build a strong and sustainable business by applying our core competencies and technologies to a diversified portfolio of markets within the communications industry. In wireless phones, we provide high performance RF filters, duplexers, receivers, small signal components, power amplifiers, switches, and integrated passive components. We have also been a developer of RF front-end modules with the goal of maximizing content and minimizing stacked margins. In wireless infrastructure networks, we are a supplier of active and passive components for RF communications and we are the dominant supplier of SAW filters to base stations. We estimate the global number of subscribers to wireless communications to grow from approximately 1.3 billion in 2002 to approximately 1.7 billion by 2006. In optical networks, we are a supplier of laser and detector components. In the defense market, we are a provider of phased-array antenna components to the U.S. military. This has been a stable business for us due to the long lead times and long product life cycles.

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

Wireless phone demand, however, generally strengthened during 2003, especially during the seasonally stronger second half of the year, and has continued during the first nine months of 2004, although we experienced a slowdown with our products for this market for the fourth quarter of 2004. The total global unit shipments for the whole market grew by more than 20%, resulting in projected shipments of over 680 million handsets in 2004. We also believe we are positioned for sustained demand in the wireless phone market for 2005 due to continued demand in China, India and other emerging countries, strong interest in camera phones and color displays worldwide, and increasing acceptance of non-voice applications such as text messaging. As the handset market expands, we expect this to also create increased demand in the wireless infrastructure market for our base station and point-to-point components.

As with the semiconductor industry, the optical communication industry has also suffered since 2001. As restructuring and consolidation in the optical network market continues, we believe strengthening long-term market demand may result. However, over the past year demand has been relatively stable and the near term outlook appears flat.

The defense market is stable and long-term. Revenues from this market decreased approximately 8% in 2004 from 2003 and accounted for approximately 13% of our revenues for fiscal year 2004 as compared to 16% of our revenues in fiscal year 2003. However, we are actively engaged with multiple defense industry contractors in the development of next-generation phased-array systems, have key design wins in major projects such as the Joint Strike Fighter and F-22, and expect to participate in other large projects such as the B-2 radar upgrade. We expect these programs to ramp up over 2005 and 2006, however, there remains uncertainty about long-term defense projects funding due to the negative impact that the war in Iraq continues to have on defense related spending for large scale programs in which we participate.

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

Recognition of Revenue

We derive revenues primarily from the sale of standard and customer-specific products and services in the wireless phone, infrastructure network (such as base station, satellite, and point-to-point radios), defense and optical networks. We also receive revenues from foundry services, non-recurring engineering fees and cost-plus contracts for research and development work, which collectively are less than 5% of consolidated revenues for any period. Sales of our products are generally done through either our sales force and independent manufacturers’ representatives or through our stocking distributor. The majority of our shipments are made directly to our customers, with shipments to our manufacturing representatives and stocking distributor accounting for less than 10% of total revenues in 2004 and 2003, respectively.

Revenues from the sale of standard and customer-specific products are recognized when title to the products pass to the buyer. Revenues from foundry services and non-recurring engineering fees are recorded when the service is completed or upon certain milestones as provided for in the agreements. Revenues from cost plus contracts are recognized on the percentage of completion method based on the costs incurred to date and the total contract amount, plus the contractual fee. Revenues from our distributor are recognized when the product is sold to the distributor. Our distribution agreements provide for selling prices that are fixed at the date of sale, although we occasionally offer price concessions which are specific, of a fixed duration and are reserved for. Further, the distributor is obligated to pay the amount and it is not contingent on reselling the product; the distributor takes title to the product and bears substantially all of the risks of ownership; the distributor has economic substance; we have no significant obligations for future performance to bring about resale; and the amount of future returns can be reasonably estimated. We allow our distributor to return products for warranty reasons as well as exchange products, within certain limitations. Customers can only return product for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

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

Investments in Privately Held Companies

We have made a number of investments in small, privately held technology companies in which we hold less than 20% of the capital stock or hold notes receivable. We account for these investments at their cost unless their value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. We evaluate the financial condition of the investee, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or poor operating results of the investees could result in additional other-than-temporary losses in future periods.

See Note 15 of the accompanying Condensed Consolidated Financial Statements for a discussion of recent events regarding our investments in privately held companies.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. A significant amount of management judgment is involved with our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and international tax jurisdictions. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of December 31, 2004, we were not currently under audit by the taxing authorities. We concluded federal income tax audits for the U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. We are scheduled for an audit of our German subsidiary (TriQuint Semiconductor GmbH) in 2005. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate liability has been established for estimated exposures, though the potential exists for results to materially vary from these estimates.

We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We evaluate the need for a valuation allowance on a regular basis and adjust as needed. These adjustments have an impact on our financial statements in the periods in which they are recorded. In 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. As of December 31, 2004, this valuation allowance is still in place.

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

We allow only our stocking distributor to exchange product for other than warranty reasons. If we are unable to repair or replace a product returned under warranty, we will issue a credit for a warranty return.

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

The accounting for stock-based compensation involves a number of estimates about the expected lives of stock options, interest rates, stock volatility, and assumptions as well as the selection of a valuation model. We have selected to use the Black-Scholes option valuation model. A change in any of these estimates or a selection of a different option pricing model could have a material impact on our pro forma net income (loss) disclosures. Beginning in the third quarter of 2005, we will be required to account for stock-based compensation under SFAS No. 123(R), Share-Based Payment’, which will require us to recognize the estimate on our financial statements. See “Recent Accounting Pronouncements” below for a further discussion.

2003 Acquisitions

Agere’s Optoelectronics Business

On January 2, 2003, we completed an acquisition of a substantial portion of the optoelectronics business of Agere Systems Inc. (“Agere”) for $40.0 million in cash plus acquisition costs and certain assumed liabilities. The transaction included the products, technology and some facilities related to Agere’s optoelectronics business, which includes active and passive components, amplifiers, transceivers and other products. As part of the acquisition, we also assumed operation of the back-end assembly and test operations associated with these components at a leased facility in Matamoros, Mexico.

We acquired this business to expand its market and product offerings in its optical networks business. Through a transition services agreement, Agere provided some business infrastructure services to us for a short period following the close of the transaction to ensure seamless transition of the business operations. On May 6, 2003, we sold a portion of the assets acquired in this transaction for $6.6 million in cash. Further, during the fourth quarter of 2004, we initiated a repositioning of our optoelectronics operation strategy and incurred charges of $3.4 million related to the restructuring (see Note 4 to our Consolidated Financial Statements).

In connection with this acquisition, we considered a number of factors, including valuations of some of the assets, when determining the purchase price allocation. Acquired in-process research and development

(“IPR&D”) assets were expensed at the date of acquisition in accordance with FASB Interpretation (“FIN”) No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. The project was analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based upon management’s estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the product’s development and commercialization will meet management’s time schedule. The discount rate was 35% and was based on the novelty of the technology, the risks remaining to complete each project, and the extent of our familiarity with the technology.

As part of the purchase, we assumed $22.7 million of liabilities, which included a warranty liability estimated to be $9.3 million. This amount was based upon Agere’s engineering data that forecasted product failure rates applied to historical revenue. Agere had offered extended product warranties that ranged from three years to lifetime. Additionally, Agere had a robust process for preparing returned product that we were not able to duplicate because we discontinued a significant number of product lines and did not hire the employees that performed the repairs for the discontinued product lines.

2002 Acquisitions

IBM’s Wireless Phone Chipset Business

On July 1, 2002, we completed the acquisition of a portion of the assets of IBM’s wireless phone chipset business to increase our product line for wireless phone handsets. The acquisition was accounted for as a purchase transaction and the results of operations are included in the consolidated financial statements from the date of acquisition. At the closing date, we paid $21.8 million to IBM for the related assets, of which $5.0 million represented an earnout deposit which was returned to us in 2003. We acquired this business to expand its market and product offerings in the wireless communications industry and to strengthen its capabilities in silicon germanium process technology.

In a transaction related to this acquisition, we transferred $1.3 million of the acquired machinery and equipment, $1.0 million of the technology licenses, $0.7 million of acquired workforce and $11.0 million in cash to a privately held technology company in exchange for a note receivable of $14.0 million.

In connection with this acquisition, we considered a number of factors, including valuations of some of the assets, when determining the purchase price allocation. Acquired IPR&D assets, a primary component of the purchase which included wide band code division multiple access (“WCDMA”), receivers and voltage controlled oscillators (“VCOs”) that are based on a wafer substrate different from gallium arsenide and developed technology related to the VCOs and low noise amplifiers, were expensed at the date of acquisition in accordance with FIN 4. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. Each project was analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based upon management’s estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the product’s development and commercialization will meet management’s time schedule. The discount rate utilized was 29% and was based on the novelty of the technology, the risks remaining to complete each project, and the extent of our familiarity with the technology. The goodwill acquired in this transaction was allocated to the Oregon operating unit.

In late 2002, we evaluated its product strategy and revenue projections related to the acquired products as well as its overall strategy and determined that the forecasts for these products were substantially lower. Further, we concluded that further investment would not earn a satisfactory return, and the product lines were abandoned. As a result, we wrote off all goodwill associated with this acquisition (see Note 15 to our Consolidated Financial Statements).

Infineon Technologies AG GaAs Business

On July 1, 2002, we completed the acquisition of the GaAs Business of Infineon Technologies AG (“Infineon”) to strengthen our European presence and to expand its market and product offerings in the wireless communications industry. The acquisition was accounted for as a purchase transaction and the results of operations are included in the consolidated financial statements from the date of acquisition. At the closing date, we paid Infineon €50.0 million (approximately $53.6 million), of which €10.0 million (approximately $9.9 million) represented an earnout deposit. Subsequent to the close of the acquisition, certain fixed assets were also purchased for €5.5 million less €1.5 million in funded liabilities acquired ($4.0 million at various spot rates). Additionally, the minimum purchase price of the acquisition was subsequently adjusted to €42.0 million from €45.0 million (approximately a $3.5 million reduction) in the fourth quarter of 2002. In the fourth quarter of 2004, Infineon repaid the contingent earnout deposit €10.0 million (approximately $13.3 million at the exchange rate at the time of receipt) and refunded us for the €3.0 million reduction in the purchase price (approximately $4.0 million at the exchange rate at the time of receipt).

In connection with this acquisition, we considered a number of factors, including valuations of some of the assets, when determining the purchase price allocation. Acquired IPR&D assets were expensed at the date of acquisition in accordance with FIN 4. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. Each project was analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based upon management’s estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The discount rates utilized ranged from 25% to 50% and were based on the novelty of the technology, the risks remaining to complete each project, and the extent of our familiarity with the technology. The goodwill acquired in this transaction was allocated to the Oregon operating unit. In addition, as of December 31, 2002, we wrote off all goodwill associated with this acquisition.

In late 2002, we evaluated the product strategy and revenue projections related to the acquired products as well as our overall strategy and determined that the forecasts for these products were substantially lower. Furthermore, we concluded that further investment would not earn a satisfactory return. As a result, we wrote off all goodwill associated with this acquisition (see Note 15 to our Consolidated Financial Statements ).

Assets Held for Sale

During 2004 and 2003, we determined that we will sell the land, building and certain assets associated with our optoelectronics operation in Pennsylvania, excess equipment associated with our semiconductor manufacturing operations in Texas and Oregon and assets obtained from the liquidation of an investment we had in another company. The Pennsylvania property consists of several buildings comprising approximately 849,000 square feet of space on approximately 139 acres of land that we classified as held for sale in the second quarter of 2003. The buildings contain fabrication and assembly space, office space, and central services. During 2003 and 2004 we were in negotiations to so sell the Pennsylvania facility, however in the fourth quarter of 2004, we were notified by the potential buyer that it was not going to purchase the facility. We subsequently recorded an impairment charge of $14.3 million to reduce the value of the building to its current market value of $8.0 million. On March 7, 2005, we entered into an agreement to sell the Pennsylvania facility to a real estate investment firm and lease back approximately 80,000 square feet of the facility for continuing operations. The sale is subject to customary closing procedures and is expected to be completed with 90 days of signing the agreement (see Note 21 to our Consolidated Financial Statements). The assets associated with our optoelectronics operations consists of a variety of equipment used for optoelectronics fabrication and assembly operations as well as intangible assets that we classified as held for sale in the fourth quarter of 2004 as a result for our optoelectronics restructuring (approximately $8.1 million at December 31, 2004). The assets in Texas and Oregon consist of a variety of equipment used for semiconductor and fabrication and assembly operations ($0.7 million). Additionally, we received $0.9 million of assets from the liquidation of a company in which we had an investment. We are actively marketing these assets and have met the accounting criteria for classifying these assets as held for sale; accordingly, they are identified on our balance sheet as assets held for sale. The carrying value of assets held for sale at December 31, 2004 and 2003 was $17.7 million and $24.4 million, respectively (see Note 10 of our Consolidated Financial Statements for further discussion).

Results of Operations

The following table sets forth the results of our operations expressed as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Years Ended December 31,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	71.1%	72.1%	64.4%
Gross profit	28.9%	27.9%	35.6%
Operating expenses:
Research, development and engineering	17.5%	20.8%	21.9%
Selling, general and administrative	15.3%	16.5%	16.0%
In-process research and development	—	0.2%	3.2%
Reduction in workforce	0.6%	0.8%	0.4%
Impairment of long-lived assets and goodwill	4.5%	—	35.5%
Gain on disposal of equipment	(1.3)%	—	—
Lease termination costs	—	13.4%	—
Total operating expenses	36.6%	51.7%	77.0%
Loss from operations	(7.7)%	(23.8)%	(41.4)%
Other income (expense):
Interest income	2.1%	1.9%	4.4%
Interest expense	(3.1)%	(3.8)%	(4.7)%
Foreign currency gain (loss)	0.6%	(0.1)%	(0.0)%
Impairment charge—investments of other companies	(0.3)%	(0.8)%	(8.9)%
Gain on recovery of previously impaired investment	—	2.7%	—
Gain on retirement of debt	0.1%	—	2.2%
Other, net	0.0%	(0.0)%	1.9%
Total other income (expenses), net	(0.6)%	(0.1)%	(5.1)%
Loss before income tax	(8.3)%	(23.9)%	(46.5)%
Income tax expense (benefit)	0.1%	(0.5)%	12.8%
Net loss	(8.4)%	(23.4)%	(59.3)%

Years Ended December 31, 2004 and 2003

Revenues

Our operating results improved significantly during 2004, from a net loss of $73.0 million for the year ended December 31, 2003 to a net loss of $29.1 million for the year ended December 31, 2004. Our 2004 total operating results were primarily influenced by improvements in total revenues from strengthening demand in most of our markets, our introduction of and customer acceptance of new products, improvements in gross margin and reductions in operating expenses resulting from our cost reduction efforts, increased capacity utilization from increased demand and the absence of lease termination costs which were incurred in 2003. These improvements were partially offset by greater losses of our optoelectronics products in 2004 as compared to 2003.

Our revenues increased 11%, or $34.7 million, to $347.0 million for the year ended December 31, 2004 compared $312.3 million for the year ended December 31, 2003. This increase in revenues is primarily due to increased shipments of products for the infrastructure networks markets, specifically for applications for base stations for wireless communications, wireless local area networks (“WLAN”), point-to-point radios, and satellite, and increased revenue for products for wireless phones. The increase in revenues more than offsets declines in defense related products and flat revenue for products for optical networks.

The overall demand for our products was strong in the first six months of 2004, but started to diminish in the latter part of the third quarter of 2004, and continued at a lower level in the fourth quarter of 2004, specifically in products for wireless phones, satellite communications, base stations and WLAN. Our book-to-bill ratio for the full year ended December 31, 2004 was 0.94 to 1.00, compared to a book-to-bill ratio of 1.03 to 1.00 for the year ended December 31, 2003. Our revenues by end market for the years ended December 31, 2004 and 2003 were as follows:

	Years Ended December 31,
	2004	2003
Revenues:
Wireless phones	40%	41%
Infrastructure networks	33%	29%
Defense	13%	16%
Optical networks	14%	14%
	100%	100%

Wireless Phones

Our wireless phone market revenues are from electronic components for mobile phones including filters, amplifiers, receivers, duplexers, switches, mixers and other related items. We sell these parts to phone manufactures worldwide. The demand for components parts has been historically driven by the increasing usage of wireless phones and due to the complexity of wireless phones utilizing features such as multiband and global positioning systems which require more components. Worldwide, the total number of wireless phones in use continues to grow with Asia and Eastern Europe growing at the fastest rates. There are a number of wireless phone standards in use. GSM, CDMA, and TDMA refer to the primary wireless air interface standards used throughout the world. GSM (Global System for Mobile communications) is the most prevalent standard, utilized primarily in Europe and many parts of Asia with a growing presence in the U.S. This standard accounts for over 60% of total phone sales and subscribers worldwide. CDMA (Code Division Multiple Access) is the standard used principally in North and South America, Korea, and parts of China and India. Historically, we have more sales into CDMA applications as many of our products, such as IF SAW filters, receivers, duplexers, and triplexers are better suited for CDMA and in some cases are not used in GSM. TDMA (Time Division Multiple Access) is an older digital air interface standard that wireless phone manufacturers are phasing out. Our efforts to design and introduce products based on the GSM standard are an important element in our strategy and we believe we are gaining share in this large market.

Our revenues from products for wireless phones increased approximately 8% in 2004, due to the overall strength in end market demand for wireless phones, especially in Asia. We experienced an increase in revenues from new products, specifically PAs and PAMs for wireless phones, which grew from approximately $7.6 million in revenues last year, to approximately $19.8 million in 2004. Our new integrated RF front end module also experienced a significant increase in revenues compared to 2003 as did our duplexer products for CDMA phones and our RF filter products for both CDMA and GSM applications. Revenues from IF filters, low noise amplifiers and mixers declined in 2004 compared to 2003 as these products are older products and are being phased out by direct conversion architectures in newer phone models which do not need these products. Overall, revenues for CDMA based applications accounted for about 78% of our revenues from wireless phones in 2004, compared to 84% last year, but our GSM based products are growing and now account for 21% of our wireless phone revenues, up from 9% a year ago. Revenues from TDMA based phones are declining rapidly and now account for only about

1% of our wireless phone revenues in 2004, compared to approximately 7% for last year. Unit shipments remain high and we shipped our highest ever quantity of devices for the wireless phone market in 2004. Pricing, which at times may be under severe competitive pressure, was relatively stable and our average selling prices for products for wireless phones were flat overall compared to 2003. We shipped more higher dollar value module based products such as GSM power amplifier and RF front-end modules, which offset price declines for our other wireless phone products.

Infrastructure Networks

The infrastructure networks market includes a variety of applications such as base stations, point-to-point radios, satellite systems, broadband cable, WLAN, automotive, and standard products. This end market has been the fastest growing for us over the past year due in part to an overall recovery in infrastructure spending, new applications and new products. Overall, our revenues in this market increased by approximately 28% in 2004 compared to 2003.

Our largest source of revenues in this market is from base stations, which increased by approximately 60% in 2004, compared to 2003. Base station revenues increased due to increased volumes of filters and other devices for this market. Base stations are used to handle calls from wireless phones and, as usage of mobile phones increases, the demand for more and better base stations grows. While shipments were extremely robust for base station products in the first three quarters of 2004, the bookings for these products in the third and fourth quarter of 2004 declined. Other applications in this market that experienced an increase in revenues in 2004 compared to 2003 include point-to-point radios, WLAN, and satellite systems.

Defense

Revenues from our defense related market decreased by approximately 8% in 2004 compared to 2003, due to the timing and roll out of large scale defense programs and the negative impact that the war in Iraq has had on defense related spending for fighter jets and research and development. The defense department has allocated more of its budget for current operations and has deferred some orders for longer-term programs. Our products for this market typically are for phased-array antenna and similar applications for airborne systems and these programs normally have long lead times.

Optical Networks

Revenues from products of optical networks were essentially unchanged in 2004 compared to 2003. However, our revenues in this market declined in the second half of 2004 and fell below our expectations. The optical component market continues to suffer from excess capacity, sluggish demand and price competition. On November 29, 2004, we announced that we are repositioning our strategy to address this market. As part of the announcement, we are exiting certain module related products for this market which may result in lower projected revenue for 2005 for this market.

Domestic and International Revenues

Revenues from domestic customers were $151.7 million in 2004, compared to $122.9 million in 2003. Revenues from international customers were $195.3 million in 2004 compared to $189.4 million in 2003. Revenues continue to grow due to the increasing demand for wireless phones and infrastructure products from countries in Asia, South America, and Eastern Europe where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. and Western Europe. Revenues from Korea, the only foreign country which represented 10% or more of revenues, were $35.0 million in 2004 and $49.1 million in 2003, respectively.

Revenues generated from U.S. operations were $304.1 million in 2004 and $258.5 million in 2003, respectively. Revenues generated from our international operations were $80.5 million in 2004 and $84.4 million in 2003, respectively. Transfers between these operations were $37.6 million in 2004 and $30.7 million in 2003, respectively. Our U.S. operations accounted for $174.0 million of our long-lived assets in 2004 and $202.6 million in 2003. Our international operations accounted for $27.8 million of our long-lived assets in 2004 and $24.7 million in 2003.

Gross Profit

Gross profit is defined as revenues less cost of goods sold. Cost of goods sold includes direct material, labor and overhead expenses and certain production costs related to non-recurring engineering revenues. In general, we derive a higher gross profit margin on lower volume products for the infrastructure network market products such as base stations, point-to-point radios and satellite systems, whereas products for the wireless phone and WLAN market are higher volume, price sensitive, and generally lower margin products. Our gross profit margin as a percentage of revenues increased to 28.9% in 2004, compared to 27.9% in 2003. The increase was primarily due to increased sales of products for the network infrastructure market such as filters and components for base stations, point-to-point radio, and satellite systems which have higher gross profit margins than our consumer driven products such as wireless phones. In addition, the higher overall revenues in 2004 compared to 2003 allows for more absorption of fixed costs. Additionally, the results for 2003 included numerous transition related costs associated with the purchase of the optoelectronics business from Agere Systems in early 2003 which negatively affected gross margins. We incurred no such charges in 2004.

We also recorded a benefit of approximately $7.3 million in 2004 associated with the reclaim of platinum and gold from our Pennsylvania and Texas manufacturing operations. Precious metals are a primary component of our semiconductor fabrication process. Process wastes are routinely collected and processed to reclaim the precious metal component. In the case of our Pennsylvania operation, we reclaimed $6.1 million of platinum in 2004 that was embedded in equipment that was in excess of our needs. We did not recognize any gain on reclamation of platinum in 2003.

The operation of our own wafer fabrication facilities entails a high degree of fixed costs and requires an adequate volume of production and sales to be profitable. During periods of decreased demand, high fixed wafer fabrication costs have a materially adverse effect on our operating results. As of the end of 2004, three of our four fabrication facilities are running at under 30% utilization capacity. Our SAW filter fabrication facility was running at over 60% utilization capacity.

We routinely review our accounting reserves, including those for excess and obsolete inventory and potential warranty claims, as described under “Critical Accounting Policies and Estimates” above, and make adjustments as necessary. When we initially acquired the optoelectronics business from Agere Systems in January 2003, we established warranty reserves during the three months ended March 31, 2003, using engineering failure rate data obtained from Agere. We have continued to refine our estimates for warranty reserves and have developed data from returns during the course of 2003. Accordingly, during 2004, we recorded a reduction to the warranty reserve for our optoelectronics operations totaling approximately $1.6 million due to a change in the methodology we use to estimate the reserve. In addition, we identified a portion of the remaining warranty reserve balance for catastrophic warranty claims. This was done in response to increasing requests by our customers for catastrophic warranty clauses that extend our obligation beyond the repair and replacement of a faulty product, to include other losses our customers may experience as a result of failures in our products. We experienced one such warranty claim during 2003. During 2004, warranty reserves decreased $2.9 million, largely due to the resolution of certain warranty claims. Also, during 2004, gross inventory decreased $1.7 million and corresponding inventory reserves decreased $3.9 million as compared to 2003. The decrease in the warranty reserve was primarily due to consumption of previously reserved inventories by the optoelectronics operations.

Research, development and engineering expenses

Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product research and development expenses. Our research, development and engineering expenses for the year ended December 31, 2004 decreased $4.3 million (7%) to $60.8 million, as compared to $65.0 million for the year ended December 31, 2003. This decrease was primarily the result of our cost reduction programs implemented during 2003, which included reductions in our workforce, a change in our procedures on development of wafers, a consolidation of vendors for certain purchases, use of common computer aided design tools and reduced work hours.

Selling, general and administrative expenses

Selling, general and administrative expenses include commissions, labor expenses for marketing and administrative personnel, and other corporate administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2004 increased $1.8 million (4%) to $53.3 million, as compared to $51.4 million for the year ended December 31, 2003. The increase was primarily due to the commission and sales related expenses associated with our higher revenues in 2004, as well as increased administrative costs to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

In-process research and development

In 2003, we recorded a charge of $0.5 million for the write-off of acquired in-process research and development associated with our acquisition of the Agere optoelectronics business. We recorded no similar charge during 2004.

Reduction in workforce

In 2004, we recorded net severance costs of $2.0 million related to reductions in our workforce of approximately 110 employees in Pennsylvania and approximately 90 employees in Mexico associated with our optoelectronics operations and approximately 30 employees assigned to our Texas operations. Included in this amount is a credit of $0.8 million to reflect a reduction in the number of employees originally expected to be impacted from the Agere acquisition. During 2003, we recorded severance costs of $2.5 million. These costs related to reductions in our workforce of approximately 80 employees, resulting from our efforts to align our costs and capacity with our levels of production and revenues. These reductions primarily impacted the workforce of our newly acquired optoelectronics operations and our German engineering and marketing operations.

Impairment of long-lived assets and goodwill

In 2004, we recorded impairments to long-lived assets of $15.5 million. We did not have any charges for impairments in 2003. The impairments recorded in 2004 include impairments of our optoelectronics facility in Pennsylvania ($14.3 million), optoelectronic module manufacturing equipment ($0.5 million), excess six-inch wafer fabrication equipment ($0.3 million), and a charge associated with the closing of our Tianjin, China facility ($0.4 million). In regard to the optoelectronics facility, we were in negotiations to sell the fabrication facility located in Breinigsville, Pennsylvania for more than one year with an agency of the Commonwealth of Pennsylvania. We acquired the building as part of our acquisition of a portion of the optoelectronics business from Agere Systems in January 2003. At the time of the acquisition, we determined the value of the facility to be $30.0 million, and recorded it on our books after a reduction due to purchase accounting adjustments at $22.3 million. On October 18, 2004, we were informed that this agency was not going to purchase the facility. In May of 2003, we engaged a national real estate agency to market the facility with an asking price of $30.0 million. At that time, we reclassified the facility to assets held for sale. At December 31, 2004, we continued to hold the facility as held for sale, and in the first quarter of 2005 we entered into an agreement to sell the facility to a real estate investment firm and lease back approximately 80,000 square feet of the facility for continuing operations (see Note 21 to our Consolidated Financial Statements).

As a result of the optoelectronics restructuring we announced in October 2004, we reviewed the carrying value of all of our optoelectronics related assets and recorded an impairment of $0.5 million related to specialized module manufacturing equipment during the fourth quarter of 2004. Additionally, we recorded an impairment charge of $0.3 million on certain six-inch wafer fabrication equipment to current market values. The equipment was in excess of our needs and had been classified as held for sale. The $0.4 million charge associated with the Tianjin, China facility was related to leasehold and other assets. The closure was made as our primary customer in the region no longer required a manufacturing presence in the region and is expected to reduce employee expenses approximately $0.5 million per year.

Gain on disposal of equipment

In 2004, we recorded a $4.5 million gain on the disposal of equipment, primarily related to the sale of equipment at our optoelectronics facility. The optoelectronic equipment sold had been classified as held for sale. We recorded no similar gains in 2003.

Lease termination costs

In 2003, we recorded a charge of $42.0 million for costs associated with the termination of the lease on our wafer fabrication facility located in Richardson, Texas. Under the original lease agreement sponsored by a financial institution, we were required to make lease payments through August 2005 or purchase the property at that time. In June 2003, we notified the lender of our intention to terminate the lease and purchase the property. The purchase was completed in July 2003. We incurred no similar costs in 2004 and have no similar lease agreements in place at December 31, 2004.

Interest income (expense), net

Interest income (expense), net decreased as an expense $2.3 million (39%) to $3.6 million for the year ended December 31, 2004, as compared to $5.9 million in 2003. This change was attributable to higher interest rates earned on our short and long-term investments as interest rates on these investments rose in 2004 as compared to 2003. For example, in 2004 the average commercial paper interest rate was 1.41% compared to 1.11% in 2003. Further, we repurchased $45.0 million of our subordinated debt in 2004 which also reduced our interest expense.

Foreign currency gain (loss)

In 2004, we recorded a foreign currency gain of $2.1 million, as compared to a foreign currency loss of $0.3 million for the year ended December 31, 2003. The gain in 2004 was primarily attributable to foreign currency receivables of €13.0 million (approximately $13.4 million at the exchange rate in effect at the time of the transactions) that were reclassified as short-term monetary asset in the third quarter. As a result of the reclassification, we recorded a foreign currency gain of $2.5 million on the remeasurment of the receivables as the Euro strengthened relative to the U.S. dollar. In November 2004, we received payment on the receivable.

Impairment charge—Investment in other companies

In 2004, we recorded impairment losses of $1.2 million as a result of either cessation of operations, deteriorating financial condition or a reduction in our pro-rata ownership of the privately held company in which we had invested. In 2003, we recorded impairment losses of $2.4 million, respectively, as a result of either deteriorating financial condition or cessation of operations of the privately held company in which we had invested. Additionally in 2003, we received a cash settlement on a previously impaired promissory note from one of the privately held investees, resulting in a gain of $8.5 million.

The following table provides a summary of the impairments during fiscal years 2004 and 2003 (in millions)

Year	Description		Impairment
2004	•	Impairment of investment in an optoelectronics company that ceased operations, net of expected proceeds from recovered assets	$0.7
	•	Impairment of investments in two privately held companies based on deteriorating financial conditions and/or reduction in our pro-rata ownership	0.5
	Total impairments in 2004		$1.2
2003	•	Impairment of investments in privately held semiconductor companies based on deteriorating financial conditions	$1.4
	•	Impairment of investments in privately held companies that ceased operations	0.3
	•	Impairment of investment in privately held optoelectronics company based on its deteriorating financial condition	0.7
	Total impairments in 2003		$2.4

Gain on retirement of debt

In 2004, we recorded a gain on the retirement of debt resulting from our repurchase of $45.0 million principal amount of our convertible subordinated notes at the then current market prices resulting in a gain of $0.5 million, net of the write off of associated capitalized bond issuance costs of $0.6 million. We recorded no similar benefit in 2003 as we did not repurchase any debt during that fiscal year. From time to time, we may repurchase additional notes in the open market.

Income tax expense (benefit)

In 2004, we recorded income tax expense of $0.4 million as compared to an income tax benefit of $1.5 million in 2003. The income tax expense in 2004 was primarily the result of income taxes in foreign jurisdictions. The income tax benefit in 2003 was primarily the result of the settlement of certain prior year tax accruals and refunds.

Years Ended December 31, 2003 and 2002

Our operating results improved significantly from a net loss of $158.6 million in 2002 to a net loss of $73.0 million in 2003. Our total operating results were influenced during 2003 primarily by improvements in total revenues from strengthening demand in most of our markets, our introduction of and customer acceptance of new products, and the addition of the newly acquired optoelectronics operations, reductions in operating expenses primarily due to the elimination of a lease obligation associated with our Texas facility in 2002, and increased capacity utilization from increased demand. These gains were partially offset by losses of our newly acquired optoelectronics operations. The optoelectronics operation was acquired with more capacity than necessary to support the size of the business and have subsequently repositioned our strategy in the optoelectronics market.

Revenues

Our revenues increased 16.8% to $312.3 million in 2003 from $267.3 million in 2002. Of this increase from 2002 to 2003, $36.5 million was attributable to the optoelectronics operations we acquired from Agere in January 2003. Our revenues in 2003, as compared to 2002, increased for wireless phone and WLAN products, but decreased for other infrastructure network products and decreased slightly for defense related products. The majority of our shipments are made directly to our customers, with shipments to distributors accounting for only approximately 6% of our total revenues in 2003. Our revenues by end market for the years ended December 31, 2003 and 2002 were as follows:

	Years Ended December 31,
	2003	2002
Revenues:
Wireless phones	41%	45%
Infrastructure networks	29%	31%
Defense	16%	19%
Optical networks	14%	5%
	100%	100%

Wireless Phones

On an absolute dollar basis, our revenues from the wireless phone market increased from 2002 to 2003. This increase was driven by increased end market demand due to new phone subscribers in Asia, the popularity of new feature-rich phones which include color screens and digital photography, and our new product introductions. The worldwide sales of wireless phones grew by over 10% to approximately 500 million phones in 2003. Pricing on component parts, such as the products that we sell, declined generally, while our unit shipments increased. For example, we increased our total shipments of RF SAW filters by nearly 70% in 2003 compared to 2002, while average selling prices for these products declined over 20% over the same time period. We shipped a record number of SAW filters, began shipments of a new power amplifier module for the GSM market, and have increased sales of a new receiver product for CDMA phones. Our revenue in the wireless phone market is dominated by sales for CDMA applications, accounting for 84% of our wireless phone revenue, followed by GSM applications at 9% and TDMA at 7% in 2003. This in comparison to 2002, in which CDMA accounted for 68%, GSM 9%, and TDMA 23% of total wireless phone revenues. TDMA is an older digital air interface standard that is being phased out. In the fourth quarter of 2003, our sales into TDMA applications were only 4% of our total wireless phone revenue and we expect this level to further decline over time. We have more sales into CDMA applications as many of our products, such as IF SAW filters, receivers, duplexers, and triplexers are better suited for CDMA and in some cases are not used in GSM. GSM is the world’s largest air interface standard, accounting for over 60% of total phone sales and subscribers.

Infrastructure Networks

Our infrastructure network products address a variety of application areas, such as base stations, satellite, point-to-point radios, and WLAN. Base station products comprise our largest proportion of this business, but decreased significantly in 2003 to 25% of network infrastructure revenue from 39% in 2002 due to price declines and continued softness in this market. WLAN product revenues increased in proportion from 10% of infrastructure revenue in 2002 to 19% in 2003. This increase was driven by increasing demand for 802.11 standard products used in many of the new personal computer and laptop computer for wireless access to the internet. We maintain a very high market share for many of the products we supply to the infrastructure network market. This is a highly competitive market, however, and is characterized by intense pressure on selling prices.

Defense

Revenues from our defense business declined slightly from 2002 to 2003. We believe this was caused by a temporary shift of government funding from research and development and long-term programs toward short-term spending related to conflicts in Iraq and Afghanistan. Our business in this market is very stable and we have a strong position, particularly for phased-array antenna and communications systems.

Optical Networks

Products addressing optical network applications have become a much bigger part of our overall revenues since our acquisition of Agere’s optoelectronics business in early January 2003, growing from 5% of our total revenues in 2002 to 14% in 2003. Revenues from our legacy optoelectronics products such as multiplexers, demultiplexers, and transimpedence amplifiers have been declining in recent years and that trend continued in 2003.

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

Gross Profit

Gross profit decreased 8.5% to $87.0 million in 2003 from $95.1 million in 2002. Our gross profit also decreased as measured as a percentage of revenues, from 35.6% in 2002 to 27.9% in 2003. This decline in our gross profitability was attributable primarily to the following factors: excessive cost structure and an extremely competitive pricing environment in the optoelectronics business we acquired from Agere in early January 2003, continued underutilization of our Oregon and Texas wafer fabrication plants, and lower prices for our products for wireless phones and base stations.

As of the end of 2003, our Oregon GaAs fabrication facility was operating at only 35% utilization, our Texas fabrication facility was operating at less than 30% utilization, and our optoelectronics manufacturing facility in Pennsylvania was operating at less than 10% of its capacity. Our SAW filter factories were operating at over 80% utilization as of the end of 2003. During 2003, we implemented several measures to reduce our cost and capacity levels to more closely match demand. We reduced ongoing operating expenses by approximately $1.2 million by disposing of non-strategic elements of the optoelectronics business acquired from Agere, saved approximately $0.9 million by transferring the manufacturing associated with the products we acquired from Infineon to our fabrication facility in Oregon, saved approximately $2.0 million by reducing work schedules, and reduced operating expenses by approximately $0.8 million by moving the majority of the assembly and test operations associated with our optoelectronics products in Pennsylvania to our plant in Matamoros, Mexico. Other efforts aimed at improving utilization of our manufacturing facilities included shipping a record number of 150mm GaAs wafers from our Oregon fabrication facility and record yields in our Pennsylvania and Texas fabrication facilities.

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

Research, development and engineering expenses

Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product research and development expenses. Our research, development and engineering expenses increased 11.1% in 2003 to $65.0 million from $58.5 million in 2002. Research, development and engineering expenses as a percentage of revenues decreased to 20.8% in 2003 from 21.9% in 2002. The increase in research, development and engineering expenses on an absolute dollar basis was primarily due to the additional research, development and engineering activities associated with our newly acquired businesses from Infineon and Agere and to the ongoing costs associated with our ongoing investment in wireless, broadband, microwave, and optoelectronics products and technologies. We introduced 173 new products in 2003, including several key products, such as our GSM module products, a family of WLAN products, and a family of small form factor optical transceiver products. As a percentage of revenue, the decrease from 2002 to 2003 was attributable to the increase in revenues from 2002 to 2003.

Selling, general and administrative expenses

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

In-process research and development

In 2003, we recorded a charge of $0.5 million for the write-off of acquired IPR&D associated with our acquisition of the Agere optoelectronics business. During 2002, we recorded a charge of $8.6 million for the write-off of acquired IPR&D and other costs associated with our acquisition of the Infineon and IBM businesses.

Reduction in workforce

In 2003, we recorded severance costs of $2.5 million. These costs relate to reductions in our workforce of approximately 80 employees, resulting from our efforts to align our costs and capacity with our levels of production and revenues. These reductions primarily impacted the workforce of our newly acquired optoelectronics operations and our German engineering and marketing operations. During 2002, we reduced our workforce by approximately 117 employees also as a result of the decreased demand for our products and the underutilization of our fabrication facilities. We recorded a charge of $1.0 million associated with this reduction in workforce.

Impairment of long-lived assets and goodwill

We recorded no charges from the impairment of long-lived assets in 2003, however, in 2002 we recorded impairment charges of $94.7 million. The impairment charge in 2002 was the result of the abandonment of $5.8 million of certain production assets associated with one of our six-inch wafer productions lines at our Richardson facility, the writedown of $49.0 million of certain equipment and facilities associated with excess capacity at our Oregon facility and the impairment of $39.9 million of goodwill and other intangibles associated with our acquisitions of businesses from IBM and Infineon. The businesses acquired from IBM and Infineon were assigned to the Oregon operating unit when purchased. The determination and recording of an impairment of the value of certain assets associated with the Oregon operating units was an event which also required the evaluation of the carrying value of goodwill associated with the acquisition of the IBM and Infineon businesses, since these businesses are associated with the Oregon operating unit. The anticipated effect on depreciation expense of the impairment was approximately $6.5 million per year.

Lease termination costs

In 2003, we recorded a charge of $42.0 million for costs associated with the termination of the lease on our wafer fabrication facility located in Richardson, Texas. Under the original lease agreement sponsored by a financial institution, we were required to make lease payments through August 2005 or purchase the property at that time. In June 2003, we notified the lender of our intention to terminate the lease and purchase the property. The purchase was completed in July 2003. We incurred no similar costs in 2002 and have no similar lease agreements in place at December 31, 2003.

Interest income (expense), net

Interest income (expense), net increased as an expense to $5.9 million in 2003 compared to an expense of approximately $0.8 million in 2002. This change was attributable to lower interest rates earned on investments and a lower level of cash and short and long-term investments due to our recent capital investments and acquisitions.

Impairment charge—Investment in other companies

In 2003 and 2002, we recorded impairment losses of $2.4 million and $23.8 million, respectively, on impairments of investments we have made in small, privately held technology companies. The impairments in 2003 were the result of either deteriorating financial condition of the company or cessation of operations of the company. Additionally in 2003, we received a cash settlement on a previously impaired promissory note from one of the privately held investees described above, resulting in a gain of $8.5 million. We had no similar gain in 2002.

The following table provides a summary of the impairments during fiscal years 2003 and 2002 (in millions):

Year	Description		Impairment
2003	•	Impairment of investments in privately held semiconductor companies based on deteriorating financial conditions	$ 1.4
	•	Impairment of investments in privately held companies that ceased operations	0.3
	•	Impairment of investment in privately held optoelectronics company based on its deteriorating financial condition	0.7
	Total impairments in 2003		$ 2.4
2002	•	Impairment of investments in privately held technology companies based on deteriorating financial conditions that subsequently either were liquidated or filed for bankruptcy	$ 9.9
	•	Impairment of investment in privately held RF integrated circuit company based on its deteriorating financial condition due to lack of revenue and reduced cash position. Company later was sold in 2003 and investment was largely recovered.	11.2
	•	Impairment of investments in privately held technology companies based on deteriorating financial conditions	2.7
	Total impairments in 2002		$23.8

Gain on retirement of debt

In 2002 we recorded a gain on retirement of debt resulted from our repurchase of $27.7 million principal amount of our convertible subordinated notes at the then current market prices resulting in a gain of $6.0 million. We repurchased no additional debt in 2003 and recorded no similar gain.

Other, net

Other, net for the year ended December 31, 2003 was a net expense of $0.1 million as compared to net income of $4.9 million for the year ended December 31, 2002. The income in 2002 was primarily due to a realized gain of $4.6 million on a forward currency contract associated with the Infineon acquisition. We had no similar gain in 2003.

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

Outlook for 2005

We expect revenues for 2005 to be similar to 2004 and operating losses to be less than those in 2004. We are anticipating growth in handsets, driven by our continued penetration of the GSM market. However, the impact of direct conversion architectures, which reduce the need for some of our products in CDMA handsets in 2005, is expected to reduce our revenues by $20.0 million to $26.0 million in 2005 as compared to 2004. We are also anticipating growth in defense related revenues, due to our planned program ramps and the integration of our newly acquired subsidiary, TFR. Base station and broadband revenues are expected to be flat to slightly down and we believe optoelectronics revenues will decrease in 2005 as compared to 2004 due to discontinued product offerings. We expect improved profitability in 2005 as compared to 2004 due to the elimination of certain expenses related to the optoelectronics restructuring announced on November 29, 2004.

Liquidity and Capital Resources

As of December 31, 2004, our cash, cash equivalents and marketable securities decreased $12.0 million (3%) to $388.3 million, from $400.3 million at December 31, 2003. The net decrease in cash, cash equivalents, and marketable securities was primarily related to the repurchase of a portion of our subordinated notes ($43.9 million) and our capital expenditures ($25.3 million), partially offset by cash provided by operating activities ($45.8 million) and the issuance of common stock ($12.1 million). Cash flows provided by operating activities in 2004 reflect net income adjusted for depreciation and amortization ($12.1 million) and decreases in prepaid expenses and other assets ($15.5 million), inventories ($5.5 million) and receivables ($1.8 million), partially offset by increases in accounts payable and accrued expenses ($6.6 million). The adjusted net income for 2004 was negatively affected by losses from the impairment of assets ($15.5 million), net losses from the sale of assets ($1.4 million) and impairment charges from investments in other companies ($1.2 million).

The $41.5 million of cash provided by operations in 2004 represents a $69.3 million change from the cash used in operating activities during 2003 ($27.8 million). This variance from 2003 is primarily related to a net loss adjusted for depreciation and amortization ($33.5 million) in 2003 and increases in inventories ($17.0 million), receivables ($7.0 million), account payable and accrued expenses ($5.1 million) and prepaid expenses ($2.6 million) during 2003. The adjusted net loss in 2003 was primarily due to a non-cash lease termination costs ($42.0 million) and impairment charges from investments in other companies ($2.4 million), partially offset by a gain on the recovery of a previously impaired investment ($8.5 million).

At December 31, 2004, our net accounts receivable decreased $1.8 million (4%) to $40.1 million, from $41.9 million at December 31, 2003. The decrease is primarily due to a decrease in sales during the fourth quarter of 2004 as compared to the fourth quarter of 2003, partially offset by an increase in our days sales outstanding as of December 31, 2004 of 48 days, compared to 44 days as of December 31, 2003.

At December 31, 2004, our net inventory balance decreased $5.6 million (8%) to $59.7 million, from $65.3 million at December 31, 2003. This decrease is primarily due to decreases in inventory values from our optoelectronics repositioning. At December 31, 2004, our inventory turnover ratio was 3.7 times, consistent with December 31, 2003.

At December 31, 2004, our assets held for sale balance decreased $6.7 million (28%) to $17.7 million, from $24.4 million at December 31, 2003. This decrease is primarily due to a $14.3 million impairment of our optoelectronics facility we recorded in the fourth quarter of 2004 (see Note 15 to our Consolidated Financial Statements), partially offset by $7.2 million of net transfers of equipment from property, plant and equipment to held for sale as a result of the optoelectronics restructuring, also in the fourth quarter of 2004 (see Note 4 to our Consolidated Financial Statements).

At December 31, 2004, our net property, plant and equipment balance decreased $22.2 million (10%) to $199.5 million, from $221.7 million at December 31, 2003. This decrease is primarily due to current-year depreciation expense of $37.7 million, the transfer of $7.2 million of assets to held for sale as a result of the optoelectronics restructuring and disposals of equipment of $2.8 million. The decrease was partially offset by current-year capital expenditures of $25.3 million.

Recent Transactions Affecting Liquidity

On May 18, 2004, we completed the repurchase of $45.0 million (face value) of our convertible subordinated notes for $43.9 million before accrued interest. We regularly evaluate the market pricing of these notes in comparison to our cash flow forecast to determine the value to us of repurchasing a portion of them. Since 2001, we have repurchased $121.2 million face value of the original $345.0 million issuance.

On July 16, 2003, we terminated the lease on our wafer fabrication facility located in Richardson, Texas and took ownership of the facility. In association with the termination of this lease, we released the $17.4 million to the financial institution sponsoring the lease and incurred various legal fees associated with the title transfer.

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

Sources of Liquidity

Our current cash, cash equivalent and short-term investment balances, together with cash anticipated to be generated from operations are currently our principal sources of liquidity and we believe these will satisfy our projected working capital, capital expenditure, and possible investment needs, at a minimum, through the next 12 months. We expect our need for capital expenditures in 2005 to be between $20.0 million and $26.0 million. The principal risks to these sources of liquidity would be capital expenditures or investment needs in excess of our expectations, in which case we may be required to finance any additional requirements through additional equity offerings, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

Other Significant Cash Obligations

The following table summarizes our scheduled contractual commitments that will affect our future liquidity as of December 31, 2004:

		Payments Due By Period
(In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Convertible Subordinated Notes(1)	$246.1	$8.9	$237.2	$—	$—
Operating Leases(2)	5.7	1.8	3.4	0.5	—
Capital Lease(3)	0.3	0.3	—	—	—
Unconditional Purchase Obligations(4)	5.6	0.5	0.7	0.7	3.7
Deferred Compensation(5)	0.1	—	—	—	0.1
Other Obligations(6)	3.0	—	—	—	3.0
Total	$260.8	$11.5	$241.3	$1.2	$6.8

(1)                 The notes are due on March 1, 2007 and have a fixed interest rate of 4%. We have repurchased a total of $121.2 million of the original $345.0 million obligation in the open market during 2004, 2002 and 2001, to reduce our obligation and we may repurchase additional notes in the future.

(2)                 The amounts presented represent leases of certain equipment, office and manufacturing space under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.

(3)                 The amounts presented represent leased computer equipment under a capital lease. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable capital leases.

(4)                 The purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on TriQuint and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(5)                 The amount presented represents the liability for our Non-Qualified Deferred Compensation Plan (the “Plan”) established in October 2004. The Plan provides employees who are eligible to participate and the members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The deferred earnings are invested at the discretion of each participating employee or director and the deferred compensation we are obligated to deliver is adjusted for increases or decreases in the deferred amount due to such investment. We include the asset deferred by the participants ($0.1 million) in the “Other noncurrent assets, net” line item and our obligation to deliver the deferred compensation in the “Other long-term liabilities” line item on our consolidated balance sheet.

(6)                 The balance represents the pension liability of our German subsidiary ($2.2 million) and our termination liability to certain officers if they are terminated for other than cause ($0.8 million). The pension liability is associated with our German subsidiary, which becomes payable when the covered employees reach the age of 60 or 65. The liability was acquired through our purchase of Infineon in 2002. We elected to secure the liability through a reinsurance program supported by us. No individual is eligible within the next five years. We included the reinsurance receivables ($2.1 million) in the “Other current assets, net” line item and our obligation to deliver the pension obligation in the “Accrued Payroll” line item on our consolidated balance sheet.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment’, which replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flow. Currently, we use the Black-Scholes model for option expense calculation and present pro forma disclosure of the income statement effect in financial statement footnotes only under APB No. 25. However, under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative and all share-based payments to employees, including grants of employee stock options will be recognized in the financial statements based on their fair values. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning June 15, 2005. We are currently evaluating our share-based employee compensation programs to determine what action, if any, we may make to these programs. As part of an overall review of our compensation and benefits program we made a number of changes to these programs, including the acceleration of the vesting of options, excluding option grants to our board members and chief executive officer, with an option price equal or greater to $9.00 per share (see Note 2 to our Consolidated Financial Statements). We expect the adoption of SFAS 123(R) will have a material impact on our results of operations; however, we have not yet determined the method of adoption, the effect of adopting SFAS 123(R), or whether adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, in an effort to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have historically applied these principles to our costing methods and are currently in compliance with the standard. As such, the standard is not expected to have a material impact on our financial statements.

On September 30, 2004 , the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share. EITF No. 04-08 provides that the shares issuable upon conversion of these debt instruments be included in the earnings per share computation, if dilutive, regardless of whether the contingent conditions for their conversion have been met. This change does not have any effect on net income, however it may affect the related earnings per share amounts. EITF No. 04-08 will be effective for reporting periods ending after December 15, 2004, however the adoption of EITF No. 04-08 is not expected to have an impact on our earnings per share as our outstanding convertible debt is not contingently convertible debt.

In January 2003, the FASB released Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The provisions of FIN No. 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. In December 2003, the FASB published a revision of FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46 and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that did not have interests in structures that are commonly referred to as special-purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. Based on the provisions of FIN 46 and FIN 46R, we do not have any variable interests in VIEs, and therefore, FIN 46 and FIN 46R has not had an impact on us in fiscal years 2003 or 2004.

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

•       delayed consolidations of the optoelectronics industry, continuing a state of the industry oversupply and pricing below acceptable margins;

•       the timing and level of nonrecurring engineering revenues and expenses relating to customer-specific products;

•       our ability to successfully integrate the operations of acquired businesses and to retain the customers of acquired businesses;

•       significantly higher costs associated with integrating the operations of acquired businesses than we anticipated;

•       significant changes in our and our customers’ inventory levels;

•       longer payment terms; and

•       delivery terms requiring that we cover shipment and insurance costs as well as request that we cover duty costs.

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

New competitive products and technologies have been announced which could reduce demand for our SAW filter products and our receiver and related products for wireless phones.

New products have been introduced in the marketplace that use a direct conversion architecture in wireless phones, which reduces the number of components needed in the receiver portion of wireless phones. Sales of our SAW IF filter products along with some of our receiver products would be negatively impacted by wireless phone manufacturers’ use of a direct conversion chipset as new phone models are developed. Direct conversion architecture has been available since the mid-1990’s for GSM phones and wireless phone manufacturers are increasing the use of this process in new phones. In 2004 and 2003, sales of SAW IF filters and receiver products for GSM phones accounted for less than 1% of our total revenues. In addition, several companies have introduced a direct conversion chipset for CDMA phones which will impact our future revenues from SAW IF filters and receiver products for CDMA phones. In 2004 and 2003, sales from SAW IF filters for CDMA phones were approximately 5% and 7%, respectively, of our total revenues and sales of receiver and related products for CDMA phones were approximately 8% and 10% of our total revenues, respectively. Further, we continue to sell products for TDMA wireless phones, which are increasingly migrating to the GSM standard. Our sales of products for TDMA phones for year ended December 31, 2004 was less than 1% of our total revenue as compared to approximately 3% of our total revenue for 2003. In 2005, we are anticipating this conversion for all standards to have a negative impact on our SAW filter revenue in certain applications of $20.0 million to $26.0 million as compared to 2004.

Other competitive filtering technologies, including film bulk acoustic resonator (“FBAR”) and bulk acoustic wave (“BAW”), have been introduced and have gained market acceptance in certain applications.

We are actively pursuing new products such as RF filters, duplexers, power amplifiers, modules and BAW filtering to offset the decline in sales of products affected by direct conversion architecture and the loss of revenues from products for TDMA phones. If we are not successful in introducing competitive or alternative products, our business, financial condition and results of operation will suffer.

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

Our financial statements will have a significant material adverse charge when we are required to expense share-based payment to employees.

On December 16, 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), Share-Based Payment, which replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flow. Currently, we use the Black-Scholes model for option expense calculation and present pro forma disclosure of the income statement effect in financial statement footnotes only under APB No. 25. However, under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based payments will no longer an alternative and all share-based payments to employees, including grants of employee stock options will be recognized in the financial statements based on their fair values. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning June 15, 2005. We are currently evaluating our share-based employee compensation programs to determine what action, if any, may be required to reduce this potential charge when this statement becomes effective. In anticipation of the effective date, we have accelerated the vesting of options, excluding option grants to our board members and chief executive officer, with an option price equal or greater to $9.00 per share. The adoption of the standard is expected to have a material adverse impact on our financial statements.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business and our stock price could suffer.

Section 404 of Sarbanes-Oxley requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, during 2004, we were required to perform an evaluation of our internal controls over financial reporting and have our auditor publicly attest to such evaluation. At December 31, 2004, management asserted, and our auditors attested, that we had no material weaknesses over internal controls over financial reporting and were in full compliance of Section 404. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not arise. If a material weakness is discovered, we could be subject to regulatory investigations or sanctions, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

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

•       their unfamiliarity with our design and manufacturing processes; and

•       uncertainties about the relative cost effectiveness of our products compared to high performance silicon components.

Systems manufacturers may not use GaAs components because the production of GaAs integrated circuits has been, and continues to be, more costly than the production of silicon devices. Systems manufacturers may also be reluctant to rely on a jointly produced product because future supplies may depend on our continued good relationships with those vendors. As a result, we must offer devices that provide superior performance to that of traditional silicon based devices.

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

Because large portions of our manufacturing costs are relatively fixed, our manufacturing volumes are critical to our operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed. During periods of decreased demand, our high fixed manufacturing costs negatively affect our results of operations. We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed in the short-term. However, if the rate of growth of demand decreases, we will not be able to grow our revenue. If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs in the short-term and our operating results would be harmed. In addition, we are selling products to an increasing number of our customers on a consignment basis, which can limit our ability to forecast revenues.

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

We have converted our Hillsboro facility from four-inch wafer production to six-inch wafer production and have expanded the capacity of our Texas operation with the acquisition of the Richardson facility. In addition, we have acquired additional manufacturing facilities and personnel in connection with our acquisition of businesses from Infineon and Agere. However, in the first quarter of 2005, we entered into an agreement to sell our Breinigsville, Pennsylvania facility to a real estate investment firm and lease back approximately 80,000 square feet of the 849,000 square foot facility to reduce excess manufacturing capacity (see Note 21 to our Consolidated Financial Statements).

These increases in capacity directly relate to significant increases in fixed costs and operating expenses. These increased costs could have an adverse effect on our results of operations during economic downturns. If the current market softness does not improve, and if we are unable to successfully complete the sale of our Pennsylvania facility and, to sell excess equipment associated with our manufacturing operations in Pennsylvania, Texas and Oregon, the decreased levels of demand and production in conjunction with these increased expense levels will have an adverse effect on our business, financial condition and results of operations.

We face challenges and risks associated with our acquisition of TFR Technologies, Inc. and, as a result, may not realize the expected benefit of this acquisition.

On January 5, 2005, we completed the acquisition of TFR Technologies, Inc., (“TFR”), a manufacturer and developer of thin film resonator filters for communication applications using bulk acoustic wave (“BAW”) or film bulk acoustic resonator (“FBAR”) technology.

We face risks associated with this acquisition such as:

•       our ability to develop new products and generate new design wins;

•       our ability to retain the employees and to integrate them into our corporate culture;

•       our ability to retain existing partners and customers of this business;

•       our ability to cost-effectively develop commercial products using BAW technology; and

•       our ability to successfully integrate the BAW applications into our products.

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

While the U.S. government and military programs we are involved in generally have long lead times such as the F-22 and B-2 aircraft programs, they are also subject to delays or cancellation. Additionally, changes in government funding for defense or the loss of a significant defense program or contract would have a material adverse impact on our company. In 2004 and 2003, we received approximately 12% of our revenues from the U.S. government or from prime contractors on U.S. government sponsored programs principally for defense applications. Further, spending on defense contracts can vary significantly depending on funding from the U.S. government. During 2004, our government and military contracts were negatively impacted by the war in Iraq as the government allocated more business to funding the war and less on new development and long-term programs, such as the ones we are dependent upon.

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

We face risks from an increasing proportion of our operations and employees being located outside of the U.S.

As we continue to expand our operations, an increasing number of our employees and operations are located in countries other than the U.S. The laws and governance of these countries may differ substantially from that of the U.S. and may expose us to increased risks of adverse impacts on our operations and results of operations. These risks could include: loss of protection of proprietary technology, disruption of production processes, interruption of freight channels and delivery schedules, currency exposure, financial institution failure, government expropriation, labor shortages, political unrest, and fraud.

Some of our manufacturing facilities are located in areas prone to natural disasters.

We have a SAW manufacturing and assembly facility located in Apopka, Florida. We also have assembly facilities for SAW products in San Jose, Costa Rica and for optoelectronics products in Matamoros, Mexico. Hurricanes, tropical storms, flooding, tornadoes, and other natural disasters are common events for the southeastern and Gulf of Mexico regions of the U.S. and in Central America which could affect our operations in these areas. Additionally, mud slides, earthquakes and volcanic eruptions could also affect our Costa Rican and Oregon facilities. Any disruptions from these or other events would have a material adverse impact on our operations and financial results.

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

The hurricanes encountered in the southeastern U.S. during the third quarter of 2004 did not cause any significant damage to our facilities.

The following table indicates the approximate exposure we believe we have with respect to natural disasters:

	Type of	Approximate Percent of Total*
Location	Disaster	Fixed Assets	Revenues
Apopka, Florida	H	10% - 15%	25%
Dallas, Texas	H	40% - 45%	20%
Hillsboro, Oregon	E, V	15% - 20%	30%
Matamoros, Mexico	H	Under 5%	5%
San Jose, Costa Rica	E, V, H	10% - 15%	25%

E—Earthquake/mudslide

V—Volcanic eruption

H—Hurricane and/or tornado and flooding

*                    Figures are based on revenues for the year ended December 31, 2004 or fixed assets as of December 31, 2004. Additionally, the sum may be greater than 100% due to shared risks between locations.

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

For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 75% exemption from Costa Rican income taxes through 2007. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative impact on our net income. In 2004, the 75% tax exemption reduced our income tax expense by $2.7 million.

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

A widespread outbreak of an infectious disease or illness could adversely affect our operations as well as demand from our customers. A number of countries in the Asia/Pacific region have experienced outbreaks of different infectious diseases and illnesses in the past and the U.S. has reported a current shortage in the influenza vaccine. As a result of widespread outbreaks, businesses can be temporarily affected and individuals can become ill or quarantined.

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

Our reliance on a limited number of suppliers for certain raw materials and parts may impair our ability to produce our products on time and in acceptable yields. For example, at times in the past, we have experienced difficulties in obtaining ceramic packages and lids used in the production of bandpass filters. At other times, the acquisition of relatively simple devices, such as capacitors, has been problematic because of the large demand swings that can occur in the cellular handset market for such components. Our optical components group is dependent upon a large number of suppliers, some of which are very small companies, for components that make up their components and sub-system product offerings such as transceivers. The success of these products is critical to the overall success of our business. The primary risk to our source of supply to manufacture these products is the currently depressed state of the optical network market and its potential impact on smaller vendors in terms of possible bankruptcy or inability to meet delivery schedules. In addition, our reliance on these vendors may negatively affect our production if the components, equipment or services vary in reliability or quality. If we are unable to obtain timely deliveries of sufficient quantities of acceptable quality or if the prices increase, our results of operations could be harmed.

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

The fabrication of integrated circuits and SAW filters from substrate materials such and the modules containing these components is a highly complex and precise process. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to rework or replace the products. Our products may contain undetected defects or failures that only become evident after we commence volume shipments. We have experienced product quality, performance or reliability problems from time to time. We are currently experiencing field failures and returns on some components and are collecting data for analysis and evaluation as to the extent of the problem. Other defects or failures may also occur in the future. If failures or defects occur, we could:

•       lose revenues;

•       incur increased costs such as warranty expense and costs associated with customer support;

•       experience delays, cancellations or rescheduling of orders for our products; or

•       experience increased product returns or discounts.

We may face fines or our facilities could be closed if we fail to comply with environmental regulations.

Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in our manufacturing process. For our manufacturing facilities, we generally provide our own manufacturing waste treatment and contract for disposal of some materials. We are required to report usage of environmentally hazardous materials. The failure to comply with present or future regulations could result in fines being imposed on us and we could be required to suspend production or cease our operations. These regulations could require us to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Any failure by us to control the use of, or to adequately restrict the discharge of, hazardous substances could subject us to future liabilities and harm our results of operations. Further, new environmental initiatives could affect the materials we currently use in production.

We have substantial indebtedness.

We have $223.8 million of indebtedness remaining in the form of our convertible subordinated notes due in 2007. We have additional indebtedness for operating and capital leases. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

If technologies or standards supported by our or our customers’ products become obsolete or fail to gain widespread commercial acceptance, our results of operations may be materially impacted. Because of continual improvements in semiconductor technology, including those in high performance silicon technologies such as CMOS, where substantially more resources are invested than in other technologies such as GaAs or SAW products, we believe that our future success will depend, in part, on our ability to continue to improve our product and process technologies. We must also develop new technologies in a timely manner. In addition, we must adapt our products and processes to technological changes and to support emerging and established industry standards. We have and must continue to perform significant research and development into advanced material development such as InP, gallium nitride (“GaN”), and silicon carbide (“SiC”) to compete with future technologies of our competitors. These research and development efforts may not be accepted by our customers, and therefore may not achieve sustained production in the future. We may not be able to improve our existing products and process technologies, develop new technologies in a timely manner or effectively support industry standards. If we fail to do so, our customers may select another GaAs or SAW product or move to an alternative technology.

Our results of operations may suffer if we do not compete successfully.

The markets for our products are characterized by price competition, rapid technological change, short product life cycles, and heightened global competition. Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources. Due to the increasing requirements for high-speed, high-frequency components, we expect intensified competition from existing integrated circuit and SAW device suppliers, as well as from the entry of new competitors to our target markets and from the internal operations of some companies producing products similar to ours for their internal requirements. Several key customers in the optoelectronics market have either captive internal suppliers or long-term contractual relationships with suppliers based on factors other than cost and quality.

For products in depressed or flat markets, such as for optical components, competition can be even more intense as companies attempt to maximize their revenue to cover as much of their fixed cost base as possible, even if it means selling products at a loss. There is no guarantee that pricing will stay at a level where we can sell our products on a profitable basis.

For our integrated circuit devices, we compete primarily with both manufacturers of high performance silicon integrated circuits as well as manufacturers of GaAs integrated circuits. Our silicon based competitors include companies such as Applied Micro Circuits Corporation, Maxim Integrated Products Inc., Motorola, Philips, STMicroelectronics N.V and others. Our GaAs-based competitors include companies such as Anadigics Inc., Eudyna, Inc., Raytheon, RF Micro Devices, Skyworks Solutions, Inc., Vitesse Semiconductor Corp. and others. For our SAW devices our competitors include companies such as ICS, Phonon, RF Monolithics, Vectron, EPCOS AG, Temex, TST, Fujitsu Microelectronics, Inc., Murata, Panasonic and others. Our major competitors across the optical markets include JDS Uniphase, Bookham Technologies, Avanex, Eudyna, OpNext, Mitsubishi, Sumitomo and others. Competition could also come from companies ahead of us in developing alternative technologies such as silicon germanium (“SiGe”) and InP integrated circuits and digital filtering and direct conversion devices.

Competition from existing or potential competitors may increase due to a number of factors including, but not limited to, the following:

•       offering of new or emerging technologies in integrated circuit or optical component design using alternative materials such as InP;

•       offering of new or emerging technologies such as digital filtering, BAW or direct conversion as alternatives to SAW filters;

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

Additionally, manufacturers of high performance silicon integrated circuits have achieved greater market acceptance of their existing products and technologies in some applications.

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

If we fail to integrate any future acquisitions, such as TFR Technologies, Inc., or successfully invest in privately held companies, our business will be harmed.

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

•       we may not be able to cost-effectively develop commercial products using the newly acquired technology, including the new acquired BAW technology used in military applications;

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

We face risks from equity investments in privately held companies, such as:

•       we may not realize the expected benefits associated with the investment resulting in a partial or total write-off of this investment;

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

If we do not hire and retain key employees, our business will suffer

Our future success depends in large part on the continued service of our key technical, marketing and management personnel. We also depend on our ability to continue to identify, attract and retain qualified technical employees, particularly highly skilled design, process and test engineers involved in the manufacture and development of our products and processes. We must also recruit and train employees to manufacture our products without a substantial reduction in manufacturing yields. There are many other semiconductor companies located in the communities near our facilities and, as the economy improves, it may become increasingly difficult for us to attract and retain those employees. The competition for key employees is intense, and the loss of key employees could negatively affect us. Only four employees have employment agreements; our Chief Executive Officer, Chief Financial Officer, Vice President of Sales and the founder of TFR Technologies, Inc. (“TFR”), a company acquired on January 5, 2005. The founder of TFR is the only individual for whom we currently have key man life insurance in place.

Our business may be harmed if we fail to protect our proprietary technology.

We rely on a combination of patents, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents granted and pending in the U.S. and elsewhere and intend to seek further international and U.S. patents on our technology. In addition to our own inventions, we have acquired a substantial portfolio of U.S. and foreign patent applications in the optoelectronics area of technology. Many of these patent applications have issued as patents and will have lives that will extend 20 years from their respective filing dates, while other are still pending. We cannot be certain that patents will be issued from any of our pending applications or that patents will be issued in all countries where our products can be sold or that any claims allowed from pending applications or will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, may not protect our products or intellectual property rights to the same extent as do the laws of the U.S., increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

Our sales outside of the U.S. comprised approximately 56% and 61% of revenues during 2004 and 2003, respectively. As a result, we face inherent risks from these sales, including:

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

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $9.93 to a low of approximately $3.20 during the fiscal year ended December 31, 2004. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

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

Item 7A.                Quantitative and Qualitative Disclosure about Market Risk

Cash Equivalents, Short-term and Long-term Investments

Our investments in cash equivalents, short-term investments and long-term investments are classified as available-for-sale securities and are comprised of highly rated, short and long-term investments, such as U.S. government agencies, corporate debt securities, commercial paper and other such low risk investments, in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. Although we manage investments under an investment policy, economic, market and other events may occur which we cannot control. Although the risks are minimal, fixed rate securities may have their fair value adversely impacted because of changes in interest rates and credit ratings. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer principal losses if we were to sell securities that have declined in value because of changes in interest rates or issuer credit ratings. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading speculative purposes. We do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.

Debt

Our convertible subordinated notes due in 2007 have a fixed interest rate of 4%. Consequently, we do not have significant interest rate cash flow exposure on our long-term debt. However, the fair value of the convertible subordinated notes is subject to significant fluctuations due to their convertibility into shares of our stock and other market conditions. The fair value of these convertible subordinated notes is also sensitive to fluctuations in the general level of the U.S. interest rates. We would be exposed to interest rate risk, if we used additional financing to fund capital expenditures. The interest rate that we may be able to obtain on financings will depend on market conditions at that time and may differ from the rates we have secured in the past. The notes do not contain significant restrictive covenants.

The following table shows the fair values of our investments and convertible subordinated notes as of December 31, 2004:

(in thousands)	Cost	Fair Value
Cash and cash equivalents (including unrealized gains of $0)	$90,004	$90,004
Available-for-sale investments (including unrealized losses of $1,990)	300,323	298,333
Convertible subordinated notes	223,755	217,042

Foreign Currency Risk

We are exposed to currency exchange fluctuations, as we sell our products internationally and have operations in Costa Rica, Germany and Mexico. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We do engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments and to hedge material cash flows that are not denominated in U.S. dollars, in accordance with a foreign exchange risk management policy approved by our board of directors. We primarily use currency forward contracts for this purpose. This hedging activity will reduce, but may not always entirely eliminate, the impact of currency exchange movements. As of December 31, 2004 and 2003, we had forward currency contracts outstanding of approximately $39.5 million and

$18.4 million, respectively. The contracts designated as cash flow hedges at December 31, 2004 and 2003, were approximately $7.3 million and $2.4 million, respectively. The contracts designated as balance sheet hedges at December 31, 2004 and 2003, approximately $32.2 million and $16.0 million, respectively.

Item 8.                        Financial Statements and Supplementary Financial Data

Our consolidated financial statements at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, together with the reports of our independent registered public accounting firm, are included in this Annual Report on Form 10-K on pages F-1 through F-40.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) as defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management has adopted the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

Management’s evaluation of the results of testing included consideration of susceptibility to loss or fraud, subjectivity, complexity, the extent of judgment, the amount and volume of the transactions exposed to the deficiency, the existence of mitigating controls, the cause of detected exceptions, how the exception was detected, the pervasiveness of the exception, the significance of the deviation from policy, and the frequency of exceptions relative to the frequency of operation.

Indicators of deficiencies that may be material weakness and are at least significant include restatement, material misstatement in the current period, ineffective Audit Committee oversight, ineffective internal audit function, identification of fraud of any magnitude by management, significant deficiencies that remain uncorrected for some period of time, ineffective control environment, and the aggregate effect of all deficiencies.

As of December 31, 2004, management has assessed the effectiveness of the Company’s internal control over financial reporting, and has concluded that such control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by management and there were no changes in our internal control over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

The Company’s independent registered public accounting firm, KPMG LLP has audited the consolidated financial statements of the Company for the year ended December 31, 2004 and has issued their reports on the consolidated financial statements and management’s assessment as to the effectiveness of internal controls over financial reporting under Auditing Standard No. 2 of the Public Company Accounting Oversight Board. Their report on the effectiveness of internal controls over financial reporting is included below. Their report on our consolidated financial statements is included in Item 8.

Report of Independent Registered Public Accounting Firm

The Board of Directors
TriQuint Semiconductor, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that TriQuint Semiconductor, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TriQuint Semiconductor, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that TriQuint Semiconductor, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, TriQuint Semiconductor, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TriQuint Semiconductor, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon
March 14, 2005

Item 9B.               Other Information

None

PART III

ITEM 10.         Directors and Executive Officers of the Registrant

Information required by this item is included in our definitive Proxy Statement under the captions Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance, to be filed with the Commission within 120 days after the conclusion of our fiscal year ended December 31, 2004 (April 30, 2005) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by this reference.

ITEM 11.         Executive Compensation

We maintain employee benefit plans and programs in which our executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 is included in our definitive Proxy Statement under the caption Executive Compensation and Other Matters, Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values, Employment Contracts and Termination of Employment and Change-of-Control Arrangements, Compensation Committee Interlocks and Insider Participation, Report of the Compensation Committee and Stock Price Performance Graph, to be filed with the Commission within 120 days after the conclusion of our fiscal year ended December 31, 2004 (April 30, 2005) pursuant to Regulation 14A, which information is incorporated herein by this reference.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is included under the caption Common Stock Ownership of Certain Beneficial Owners and Management contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our fiscal year ended December 31, 2004 (April 30, 2005) pursuant to Regulation 14A, which information is incorporated herein by this reference.

ITEM 13.         Certain Relationships and Related Transactions

Information required by this item is included under the caption Certain Relationships and Related Transactions contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our fiscal year ended December 31, 2004 (April 30, 2005) pursuant to Regulation 14A, which information is incorporated herein by this reference.

ITEM 14.         Principal Accountant Fees and Services

Information required by this item is included under the caption Ratification of Independent Auditors contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our fiscal year ended December 31, 2004 (April 30, 2005) pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV

ITEM 15.         Exhibits and Financial Statement Schedules

(a)           Documents filed as part of this report:

1.     Consolidated Financial Statements.   The following consolidated financial statements of TriQuint Semiconductor and its subsidiaries, together with the report thereon of KPMG LLP, required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K on pages F-1 through F-40:

Report of Independent Registered Public Accounting Firm;
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002;
Consolidated Balance Sheets at December 31, 2004 and 2003;
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002;
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002; and
Notes to Consolidated Financial Statements.

2.     Consolidated Financial Statement Schedule.   The following consolidated financial statement schedule of TriQuint Semiconductor and its subsidiaries required to be filed pursuant to Part IV, Item 15 of this Form 10-K, is included in this Annual Report on Form 10-K on pages S-1 and S-2:

Schedule II—Consolidated Valuation and Qualifying Accounts; and
Report and Consent of Independent Registered Public Accounting Firm.

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.     Exhibits.

Exhibit No.	Description
3.1

Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form 8-B (File No. 000-22660) as declared effective by the SEC on February 18, 1997.

3.1.1

Certificate of Amendment to Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2000 filed with the SEC on November 13, 2000.

3.1.2

Certificate of Correction to Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-62062) declared effective by the SEC on June 13, 2001.

3.1.3

Certificate of Designation of Series A Participating Preferred Stock, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-62062) declared effective by the SEC on June 13, 2001.

3.1.4

Certificate of Amendment to Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-62062) declared effective by the SEC on June 13, 2001.

3.2

Bylaws of Registrant, incorporated herein by this reference to the corresponding exhibit to the Registrant’s Registration Statement on Form 8-B (File No. 000-22660) as declared effective by the SEC on February 18, 1997.

4.1

Preferred Shares Rights Agreement, dated as of June 30, 1998 between Registrant and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-A (File No. 000-22660) as declared effective by the SEC on July 24, 1998.

4.2

Indenture dated February 24, 2000 between the Registrant and State Street Bank and Trust Company of California, N.A., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-36112) as declared effective by the SEC on May 16, 2000.

10.4

Letter Agreement dated November 22, 1991 between Registrant and Steven J. Sharp, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-70594) as declared effective by the SEC on December 13, 1993.

10.18

1996 Stock Incentive Program and forms of agreement thereunder, incorporated herein by this reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-81273) as declared effective by the SEC on June 22, 1999, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-39730), as declared effective by the SEC on June 20, 2000, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-61582), as declared effective by the SEC on May 24, 2001, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-105701), as declared effective by the SEC on May 30, 2003 and incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2003 filed with the SEC on November 4, 2003.

10.19

Form of Indemnification Agreement executed by Registrant and its officers and directors pursuant to Delaware reincorporation, incorporated herein by this reference to the corresponding exhibit to the Registrant’s Registration Statement on Form 8-B (File No. 000-22660) as declared effective by the SEC on February 18, 1997.

10.22

1998 Nonstatutory Stock Option Plan and forms of agreement thereunder, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-102085) as declared effective by the SEC on December 20, 2002 and incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2003 filed with the SEC on November 4, 2003.

10.23

1998 Employee Stock Purchase Plan and forms of agreement thereunder, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-66707) as declared effective by the SEC on November 3, 1998, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-39732), as declared effective by the SEC on June 20, 2000, and by the Registrant’s Registration Statement on Form S-8 (File No. 333-61582), as declared effective by the SEC on May 24, 2001.

10.33

Sawtek Inc. Employee Stock Ownership and 401(k) Plan, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 30, 2002 filed with the SEC on August 13, 2002.

10.34

Sawtek Inc. 2000 Implementation Agreement, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.

10.35

Sawtek Inc. 2000 Modified ESOP Loan Agreement, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.

10.36

Sawtek Inc. 2000 Renewed ESOP Note, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.

10.37

Sawtek Inc. Second Stock Option Plan, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.

10.38

Sawtek Inc. Stock Option Plan for Acquired Companies, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.

10.40*

Amended Sale and Transfer Agreement between Infineon Technologies AG, Infineon Technologies North America Corp., Registrant and TriQuint GmbH dated as of April 29, 2002, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on July 15, 2002.

10.41

Letter Agreement dated June 28, 2002 between Registrant and Ralph G. Quinsey, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 30, 2002 filed with the SEC on August 13, 2002.

10.42

Asset Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of October 21, 2002, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.

10.42.1

Amendment No. 1 to Asset Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.

10.42.2

Assignment and Bill of Sale and Assumption Agreement by and between Agere Systems Inc. and TriQuint Optoelectronics, Inc. dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.

10.42.3

Assignment and Bill of Sale and Assumption Agreement by and between Agere Systems Inc. and TriQuint Technology Holding Co. dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.

10.43.4

Intellectual Property Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.

10.43.5

Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.

10.43.7

Equity Purchase Agreement by and among Agere Systems Inc., Agere Systems International, LLC, Registrant, TriQuint International Holding Co., TriQuint International Holding LLC and Agere Systems de Mexico, S. DE R.L. DE C.V. dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.

10.44

Letter Agreement dated November 20, 2002 between Registrant and Raymond A. Link, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2002 filed with the SEC on March 27, 2003.

10.44.1

Letter Agreement dated November 19, 2003 between Registrant and Raymond A. Link, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended March 31, 2004 filed with the SEC on May 10, 2004.

10.45

Letter Agreement dated April 9, 2004 between Registrant and Todd A. Debonis, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended March 31, 2004 filed with the SEC on May 10, 2004.

10.46

TriQuint Semiconductor, Inc. Nonqualified Deferred Compensation Plan,. incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on November 2, 2004.

10.47	Agreement and Plan of Reorganization by and among Sawtek Inc., TFR Acquisition, Inc., and TFR Technologies, Inc., dated as of December 14, 2004.±
10.47.1	Amendment No. 1 to Agreement and Plan of Reorganization by and among Sawtek Inc., TFR Acquisition, Inc., and TFR Technologies, Inc., dated as of January 6, 2005.±
10.48*	Purchase and Sale Agreement by and between TriQuint Optoelectronics, Inc. and Anthem Partners, LLC, dated as of March 7, 2005.±
12.1	Computation of Ratios of Earnings to Fixed Charges±
21.1	Subsidiaries±
23.1	Report and Consent of Independent Registered Public Accounting Firm±
24.1	Power of Attorney±
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended±
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended±
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002±

*                    Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

±                Included in this Report

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.
Dated: March 15, 2005	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey
President and Chief Executive Officer (Principal Executive Officer)
Dated: March 15, 2005	By:	/s/ RAYMOND A. LINK
Raymond A. Link
Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ralph Quinsey and Raymond A. Link, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RALPH G. QUINSEY	President and Chief Executive Officer	March 15, 2005
Ralph G. Quinsey	(Principal Executive Officer)
/s/ RAYMOND A. LINK	Vice President, Finance and Administration,	March 15, 2005
Raymond A. Link	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
/s/ STEVEN J. SHARP	Chairman of the Board	March 15, 2005
Steven J. Sharp
/s/ FRANCISCO ALVAREZ	Director	March 15, 2005
Francisco Alvarez
/s/ PAUL A. GARY	Director	March 15, 2005
Paul A. Gary
/s/ NICOLAS KAUSER	Director	March 15, 2005
Nicolas Kauser
/s/ WALDEN C. RHINES	Director	March 15, 2005
Walden C. Rhines
/s/ EDWARD F. TUCK	Director	March 15, 2005
Edward F. Tuck
/s/ WILLIS C. YOUNG	Director	March 15, 2005
Willis C. Young

TRIQUINT SEMICONDUCTOR, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors
TriQuint Semiconductor, Inc.:

We have audited the accompanying consolidated balance sheets of TriQuint Semiconductor, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriQuint Semiconductor, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TriQuint Semiconductor, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Portland, Oregon
March 14, 2005

TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues	$347,005	$312,272	$267,313
Cost of goods sold	246,576	225,264	172,197
Gross profit	100,429	87,008	95,116
Operating expenses:
Research, development and engineering	60,779	65,033	58,547
Selling, general and administrative	53,261	51,415	42,889
In-process research and development	—	500	8,575
Reduction in workforce	2,005	2,484	1,011
Impairment of long-lived assets and goodwill	15,533	—	94,740
Gain on disposal of equipment	(4,492)	—	—
Lease termination costs	—	41,962	—
Total operating expenses	127,086	161,394	205,762
Loss from operations	(26,657)	(74,386)	(110,646)
Other income (expense):
Interest income	7,126	6,135	11,869
Interest expense	(10,730)	(12,009)	(12,684)
Foreign currency gain (loss)	2,121	(250)	(37)
Impairment charge—investments in other companies	(1,189)	(2,387)	(23,778)
Gain on recovery of previously impaired investment	—	8,450	—
Gain on retirement of debt	539	—	6,009
Other, net	161	(75)	4,948
Total other income (expense), net	(1,972)	(136)	(13,673)
Loss before income tax	(28,629)	(74,522)	(124,319)
Income tax expense (benefit)	425	(1,544)	34,241
Net loss	$(29,054)	$(72,978)	$(158,560)
Loss per common share:
Basic and Diluted	$(0.21)	$(0.54)	$(1.20)
Common equivalent shares:
Basic and Diluted	136,936	133,920	131,969

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$90,004	$125,549
Investments in marketable securities	108,778	154,581
Accounts receivable, net	40,131	41,911
Inventories, net	59,746	65,286
Assets held for sale	17,654	24,423
Prepaid expenses	3,290	8,592
Other current assets	8,359	5,497
Total current assets	327,962	425,839
Long-term investments in marketable securities	189,555	120,134
Property, plant and equipment, net	199,518	221,678
Other noncurrent assets, net	5,365	25,149
Total assets	$722,400	$792,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,792	$18,905
Accrued payroll	11,726	7,668
Deferred tax liability	7,607	7,607
Capital leases, current portion	275	—
Other accrued liabilities	24,242	29,144
Total current liabilities	56,642	63,324
Long-term liabilities:
Convertible subordinated notes	223,755	268,755
Other long-term liabilities	616	600
Total liabilities	281,013	332,679
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $.001 par value, 600,000,000 shares authorized, 138,773,680 shares and 135,403,258 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	139	135
Additional paid-in capital	472,675	460,593
Accumulated other comprehensive income (loss)	(1,707)	59
Accumulated deficit	(29,720)	(666)
Total stockholders’ equity	441,387	460,121
Total liabilities and stockholders’ equity	$722,400	$792,800

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Unearned ESOP	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Compensation	Deficit)	Equity
Balance, December 31, 2001	131,141	$131	$451,703	$458	$(390)	$230,872	$682,774
Issuance of common stock under plans	2,022	2	9,132	—	—	—	9,134
Income tax benefit of stock option plans	—	—	(8,074)	—	—	—	(8,074)
ESOP allocation	—	—	—	—	195	—	195
Accumulated other comprehensive income	—	—	—	203	—	—	203
Net loss	—	—	—	—	—	(158,560)	(158,560)
Balance, December 31, 2002	133,163	133	452,761	661	(195)	72,312	525,672
Issuance of common stock under plans	2,240	2	7,832	—	—	—	7,834
ESOP allocation	—	—	—	—	195	—	195
Accumulated other comprehensive income	—	—	—	(602)	—	—	(602)
Net loss	—	—	—	—	—	(72,978)	(72,978)
Balance, December 31, 2003	135,403	135	460,593	59	—	(666)	460,121
Issuance of common stock under plans	3,371	4	12,082	—	—	—	12,086
Accumulated other comprehensive income	—	—	—	(1,766)	—	—	(1,766)
Net loss	—	—	—	—	—	(29,054)	(29,054)
Balance, December 31, 2004	138,774	$139	$472,675	$(1,707)	$—	$(29,720)	$441,387

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(29,054)	$(72,978)	$(158,560)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,113	39,516	38,312
Income tax benefit of stock option exercises	—	—	(8,074)
Loss (gain) on disposal of assets	(2,987)	856	287
Impairment of long-lived assets and goodwill	15,533	—	94,740
Lease termination costs	—	41,962	—
Acquired in-process research and development	—	500	8,575
Gain on retirement of debt	(539)	—	(6,009)
Realized gain on forward contract	—	—	(4,570)
Gain on recovery of previously impaired investment	—	(8,450)	—
Impairment charge—investments in other companies	1,189	2,387	23,778
Deferred income taxes	—	—	35,120
Unrealized ESOP compensation	—	195	195
Changes in assets and liabilities, net of assets acquired:
Accounts receivable, net	1,780	(7,042)	(445)
Inventories, net	5,540	(17,003)	(1,447)
Other assets	15,499	(2,591)	3,574
Accounts payable and accrued expenses	(6,624)	(5,122)	5,068
Net cash provided by (used in) operating activities	41,450	(27,770)	30,544
Cash flows from investing activities:
Purchase of available-for-sale investments	(526,695)	(1,271,527)	(1,747,399)
Proceeds from note receivable	—	11,250	—
Maturity / sale of available-for-sale investments	500,985	1,279,817	1,873,366
Increase in restricted long-term assets	—	—	(2,861)
Infineon acquisition	—	—	(49,557)
IBM acquisition	—	—	(23,411)
Agere acquisition	—	(40,151)	—
Capital expenditures	(25,288)	(27,934)	(24,185)
Investments in other companies	—	—	(17,103)
Purchase of other investments	—	—	(14,475)
Proceeds from sale of assets	5,792	10,895	—
Book value of assets sold			—
Net cash used in investing activities	(45,206)	(37,650)	(5,625)
Cash flows from financing activities:
Principal payments under capital lease and installment note obligations	—	(341)	(1,598)
Repurchase of convertible subordinated notes	(43,875)	—	(21,137)
Issuance of common stock, net	12,086	7,834	9,089
Net cash provided by (used in) financing activities	(31,789)	7,493	(13,646)
Net decrease in cash and cash equivalents	(35,545)	(57,927)	11,273
Cash and cash equivalents at beginning of period	125,549	183,476	172,203
Cash and cash equivalents at end of period	$90,004	$125,549	$183,476
Supplemental disclosures:
Cash paid for interest	$10,225	$10,762	$11,744
Cash paid for income taxes	$655	$702	$992

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands unless otherwise noted, except share and per share amounts)

Note 1.   The Company

TriQuint Semiconductor, Inc. (the “Company”) is a supplier of high performance components and modules for communications applications. The Company’s focus is on the specialized expertise, materials and know-how for radio frequency (“RF”), intermediate frequency (“IF”) and optical applications. The Company’s markets include wireless phones, wireless infrastructure networks, optical networks, and defense. The Company provides customers with standard and custom product solutions as well as foundry services. The Company’s products are designed on various wafer substrates including compound semiconductor materials such as gallium arsenide (“GaAs”) and indium phosphate (“InP”) and other materials such as quartz, as well as using a variety of semiconductor device process technologies and surface acoustic wave (“SAW”) technology. The Company’s customers include major communication companies worldwide.

Note 2.   Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements for the periods presented include the accounts of the Company and its wholly owned subsidiaries, TriQuint Optoelectronics, Inc., TriQuint Semiconductor Texas LP, TriQuint Semiconductor GMBH, Sawtek, Inc. and Sawtek SRL. Investments in which the Company does not exercise significant influence are recorded at cost (generally less than a 20% interest). The Company has no investments in which it exercises significant influence but which it does not control (generally 20% to 50% ownership interest). All significant intercompany transactions and balances have been eliminated.

Reclassifications

Certain amounts in the December 31, 2003 and 2002 financial statements have been reclassified to conform to the December 31, 2004 presentation. Reclassifications made to the 2003 and 2002 financial statements include adjustments to reclassify auction rate preferred securities from cash and cash equiliviants to short-term investments. For the years ended December 31, 2003, 2002 and 2001, these reclassifications totaled $96,475, $42,750 and $89,525, respectively. Further, purchases and sales of available-for-sale securities were increased $928,800 and $875,075, respectively, for the year ended December 31, 2003, and $1,290,830 and $1,337,605, respectively, for the year ended December 31 2002, to account for the reclassification of the auction rate preferred securities. Additionally, in 2004 $22,000 of securities classified as short-term investments as of December 31, 2003 were reclassified as long-term investments. These reclassifications had no effect on net income or loss or stockholders’ equity as previously reported.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include, but are not limited to, allowance for doubtful accounts, sales returns reserves, inventory reserves, income tax valuation allowance, warranty reserves, investment impairments, impairments of goodwill and long-lived assets and commitments and contingencies. On a regular basis, the Company reviews its estimates to ensure the estimates appropriately reflect changes in its business or as new information becomes available. Management believes that these estimates are reasonable; however, actual results could materially differ from these estimates.

Recognition of Revenues

Revenues are primarily derived from the sale of standard and customer-specific products and services. The Company also receives revenue from foundry services, non-recurring engineering fees and cost-plus contracts for research and development work, which collectively are less than 5% of consolidated revenue for any period. Sales of products are generally done through either the Company’s sales force and manufacturers’ representatives or through a distribution network. Revenues from standard and customer-specific products are recognized when title to the products pass to the buyer. Revenues from foundry services and non-recurring engineering fees are recorded when the service is completed or upon certain milestones as provided for in the agreements. Revenues from cost plus contracts are recognized on the percentage of completion method based on the costs incurred to date and the total contract amount, plus the contractual fee. Revenues from distributor sales are recognized when the product is sold to the distributor. The Company’s distribution agreements provide for selling prices that are fixed at the date of sale, although the Company occasionally offers price concessions which are specific, of a fixed duration and reserved for by the Company. Further, the distributor is obligated to pay the amount and it is not contingent on reselling the product; the distributor takes title to the product and bears substantially all of the risks of ownership; the distributor has economic substance; the Company has no significant obligations for future performance to bring about resale; and the amount of future returns can be reasonably estimated. The Company allows its stocking distributor to return products for warranty reasons as well as exchange products, within certain limitations. Customers can only return product for warranty reasons. If the Company is unable to repair or replace products returned under warranty, the Company will issue a credit for a warranty return. Revenues from stocking distributors in 2004, 2003 and 2002 were $4,679, $4,343 and $5,677, respectively. Additionally, the Company records a general reserve based on historical experience and judgment of expected levels of returns, as well, as the Company becomes aware of potential returns due to warranty or other issues.

Product Warranty

The Company sells product with warranties that the product will be free of faulty workmanship or defective materials and that it will conform to the Company’s published specifications or other specifications mutually agreed to with the customer. The Company has also established a reserve for potential catastrophic warranty claims for cases in which the obligation may extend beyond the repair and replacement of a faulty product. The Company estimates the potential liability associated with these warranties based on a combination of factors including historical product return experience, known product warranty issues with specific customers, and judgment of expected levels of returns based on economic and other factors. An accrual for expected warranty costs results in a charge to the financial results in the period recorded. This liability can be difficult to estimate and, if the Company experiences warranty claims in excess of projections, the Company may need to record additional accruals which would adversely affect the financial results. In some cases, the Company has also assumed the existing warranties on products previously sold by businesses that the Company has acquired, such as the Agere optoelectronics business.

The Company allows only our stocking distributor to return product for other than warranty reasons. If the Company is unable to repair or replace a product returned under warranty, the Company will issue a credit for a warranty return.

The liability for product warranties is included in “Other accrued liabilities” on the Company’s condensed consolidated balance sheet. The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense:

	Years Ended December 31,
	2004		2003	2002
Beginning balance	$9,293		$2,159	$1,577
Additions	(442	)(2)	1,321	1,388
Deductions	(2,427)		(3,487)	(806)
Acquisition related(1)	—		9,300	—
Ending balance	$6,424		$9,293	$2,159

(1)                 As part of the Agere acquisition in 2003, the Company assumed the existing warranties on products previously sold by Agere.

(2)                 During 2004, the Company continued to refine its methodology for determining its estimated warranty liability. As a result, the Company reduced the warranty liability approximately $1,588 in the first quarter of 2004.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables and forward currency contracts. The carrying amounts of these instruments approximate fair value because of their short-term maturities and variable interest rates. The Company also has 4% convertible subordinated notes due in 2007 (Note 11). The fair value of the convertible subordinated notes is subject to significant fluctuations due to their convertibility into shares of the Company’s stock and other market conditions. The fair value of these notes is also sensitive to fluctuations in the general level of the U.S. interest rates.

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt and other instruments purchased with an original maturity of three months or less to be cash equivalents. These investments include obligations of U.S. government agencies, corporate debt securities, commercial paper and money market funds.

Marketable Securities and Other Investments

The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. The Company’s investment policy sets minimum credit quality criteria and maximum maturity limits on its investment to provide for safety of principal, liquidity and a reasonable rate of return. Investments for which maturity from the balance sheet date is greater than one year are classified as long-term investments in marketable securities. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities sold. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. During 2004 the Company determined that its auction preferred securities were short-term investments and reclassified these holdings from cash and cash equilivants to short-term investments for the years ended December 31, 2004, 2003 and 2002.

At December 31, 2004 and 2003 the Company’s investments consisted of U.S. treasury securities and obligations of U.S. government agencies, municipal notes and bonds, corporate debt securities, auction rate preferred securities and other investments. All are classified as available-for-sale.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company establishes an allowance for the trade accounts receivable which represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance by performing on-going evaluations of its customers and their ability to make payments. The Company determines the adequacy of the allowance based on length of time past due, historical experience and judgment of economic conditions. Additionally, the Company has a credit policy that is applied to potential customers. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

The Company states its inventories at the lower of cost or market. The Company uses a combination of standard cost and moving average cost methodologies to determine its cost basis for its inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to stating inventory at a lower of cost or market valuation, the Company also evaluates it each period for excess quantities and obsolescence. This evaluation includes identifying those parts specifically identified as obsolete and reserving for them, analyzing forecasted demand versus quantities on hand and reserving for the excess, identifying and recording other specific reserves, and estimating and recording a general reserve based on historical experience and judgment of economic conditions. If future demand or market conditions are less favorable than projections and the Company fails to reduce manufacturing output accordingly, additional inventory reserves may be required and would have a negative impact on the Company’s gross margin in the period the adjustment is made.

Property, Plant & Equipment

Property, plant and equipment is recorded at cost. Machinery and equipment under capital leases is stated at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value of the leased assets at the inception of the lease.

Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows: three to seven years for machinery and equipment, furniture and fixtures and computer equipment and software and 39 years for buildings. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the term of the related lease, generally three to seven years. Asset lives are reviewed periodically to determine if appropriate and adjustments are made as necessary. Depreciation begins at the time assets are placed in service. Maintenance and repairs are expensed as incurred. For the years ended December 31, 2004, 2003 and 2002, the Company incurred depreciation expense of $37,691, $35,029 and $35,502, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of business acquired. Other intangible assets consists primarily of patents, developed technology and other intangibles with estimable useful lives, ranging from two to 10 years at the time of acquisition. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead reviewed at least annually for impairment. Intangible assets with estimable useful lives are amortized over their respective estimated lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

The Company performs impairment tests annually and when events and circumstances warrant. The amount of other intangible asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. Financing costs related to the issuance of debt are capitalized as other noncurrent assets, net and amortized to interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Intangible assets are included in other non-current assets in the Consolidated Balance Sheet. See Note 9 for additional discussion of goodwill and other intangible assets.

Investments in Privately Held Companies

The Company has made a number of investments in small, privately held technology companies in which the Company holds less than 20% of the capital stock or hold notes receivable. The Company accounts for these investments at their cost unless their value has been determined to be other than temporarily impaired, in which case the investment is impaired to its current value. The investments are included in other noncurrent assets in the Consolidated Balance Sheet. The Company reviews the investments periodically for impairment and makes appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. The Company evaluates the financial condition of the investee, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or poor operating results of the investees could result in additional other-than-temporary losses in future periods. See Note 15 for further discussion of impairments that have been recorded by the Company.

Assets Held for Sale

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has classified as held for sale, certain buildings, land, machinery and equipment, and intangible assets that the Company is marketing and expects to sell within one year.

Research and Development Costs

The Company charges research and development costs associated with the development of new products to expense when incurred. Engineering and design costs related to revenues on nonrecurring engineering services billed to customers are classified as cost of goods sold.

Advertising Costs

The Company expenses advertising costs as incurred.

Comprehensive Income (Loss)

The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. The components of comprehensive income include unrealized holding gains and losses on available-for-sale investments and unrealized gains and losses on cash flow hedges which are included as a separate component of stockholders’ equity until realized. For the years presented, other comprehensive loss approximates net income. The Components of accumulated other comprehensive income (loss) are as follows:

	Years Ended December 31,
	2004	2003	2002
Net loss	$(29,054)	$(72,978)	$(158,560)
Other comprehensive income (loss):
Net unrealized gain on cash flow hedges	326	(43)	—
Net unrealized gain (loss) on available for sale investments	(2,092)	(559)	203
Comprehensive loss	$(30,820)	$(73,580)	$(158,357)

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include options granted pursuant to the Company’s stock option plans and potential shares related to the Employee Stock Purchase Plan and convertible subordinated debt. A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the years ended December 31, 2004, 2003 and 2002 is presented in Note 8.

Income Taxes

The Company is subject to taxation from federal, state and international jurisdictions. A significant amount of management judgment is involved with the Company’s annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. The Company evaluates liabilities for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and international tax jurisdictions. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of December 31, 2004, the Company was not currently under audit by the taxing authorities. The Company concluded federal income tax audits for the U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions. The Company is scheduled for an audit of its German subsidiary (TriQuint Semiconductor GmbH) in 2005. Issues related to the German subsidiary include the Infineon Technologies purchase accounting, intercompany loans and transfer pricing. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate liability has been established for estimated exposures, though the potential exists for results to materially vary from these estimates.

The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. The Company considers future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. The Company evaluates the need for a valuation allowance on a regular basis and adjusts the balance as needed. These adjustments have an impact on the Company’s financial statements in the periods in which they are recorded. In 2002, the Company determined that a valuation allowance should be recorded against all of the Company’s deferred tax assets based on the criteria of SFAS No. 109, Accounting for Income Taxes. As December 31, 2004, this valuation allowance is still in place.

Foreign Currency Remeasurement

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the year-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations are remeasured at an average exchange rate for the year. See Note 13 for additional information about the Company’s foreign currency remeasurement activity.

Derivatives and Hedging

The Company enters into forward currency contracts for hedging purposes and accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The purpose of the forward currency hedges is to minimize the variability of cash flows associated with the anticipated transactions being hedged. As changes in foreign currency rates impact the U.S. dollar value transactions, the fair value of the forward contracts also changes, offsetting the foreign currency rate fluctuations. Changes in the fair value of derivatives are recorded in each period in income or other comprehensive income, depending on the types and effectiveness of the hedges.

On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign currency fair value or cash flow hedge (foreign currency hedge), or a hedge or a net investment in a foreign operation. For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Changes in the fair-value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of derivatives that are highly effective as hedges and that are designated and qualify foreign-currency hedges are recorded in either earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge or cash flow hedge.

Additional information about the Company’s use of derivative instruments is presented in Note 13.

Impairments of Long-lived Assets to be Disposed of

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

ESOP Compensation Expense

The Company has an employee stock ownership plan (“ESOP”), which is described in Note 18. The Company accounts for the ESOP shares acquired prior to January 1, 1993 in accordance with Statement of Position (“SOP”) 76-3, Accounting Practices for Certain Employee Stock Ownership Plans, which requires compensation expense to be measured using the cost basis of the shares when the shares are committed to be released to employees. Compensation expense associated with the allocation of the ESOP shares was $195 for the years ended December 31, 2003 and 2002. There was no allocated compensation expense for the year ended December 31, 2004 as all shares were allocated as of December 31, 2003.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described in Note 18. The Company accounts for compensation cost related to employee stock options and other forms of employee stock-based compensation plans other than ESOP in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company also applies SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. Beginning in the third quarter of 2005, the Company will be required to account for stock-based compensation under SFAS No. 123(R), Share-Based Payment, which will require the Company to recognize the cost on its financial statements. See “Recent Accounting Pronouncements” below for further discussion.

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

(In thousands, except per share amounts)	Years Ended December 31,
	2004	2003	2002
Net loss as reported	$(29,054)	$(72,978)	$(158,560)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards(1)	(37,042)	(53,559)	(56,253)
Pro forma net loss	$(66,096)	$(126,537)	$(214,813)
Loss per share:
Basic and diluted—as reported	$(0.21)	$(0.54)	$(1.20)
Basic and diluted—pro forma	$(0.48)	$(0.94)	$(1.63)

(1)                 On November 11, 2004, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of those employee stock options, excluding option grants to the Company’s board members and chief executive officer, with an option price equal or greater to $9.00 per share. The acceleration was done as part of a comprehensive review of the Company’s entire benefits program. The decision to accelerate some of the Company’s options was made after review of the Company’s current stock price, the competitive standpoint for the Company from the options, the benefit of the options to the employees and the potential effects of SFAS No. 123(R). As a result of this action, approximately 832,793 options with varying remaining vesting schedules were subject to the acceleration provision and became immediately exercisable. The Company’s stock price on the acceleration date was $4.00, as reported on the Nasdaq National Market. The total pro-forma stock-based employee compensation expense stated of $37,042 for the year ended December 31, 2004 includes approximately $4,223 of expense resulting from this acceleration provision.

The pro forma amounts reflected above may not be reflective of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years. The fair value of employee stock options and employee stock purchase plans was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
Stock Option Plans	2004	2003	2002
Risk free interest rates	3.43%	3.52%	3.82%
Expected life in years	4-5 years	5-6 years	5-6 years
Expected volatility	87%	93%	97%
Per share weighted-average grant-date fair value	$4	$3	$5

	Years Ended December 31,
Employee Stock Purchase Plans	2004	2003	2002
Risk free interest rates	1.89%	1.24%	2.00%
Expected life in years	0-1 years	0-1 years	0-1 years
Expected volatility	60%	71%	95%
Per share weighted-average grant-date fair value	$2	$2	$2

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), Share-Based Payment, which replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flow. Currently, the Company uses the Black-Scholes model for option expense calculation and presents pro forma disclosure of the income statement effect in financial statement footnotes only under APB No. 25. However, under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative and all share-based payments to employees, including grants of employee stock options, will be recognized in the financial statements based on their fair values. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning June 15, 2005. In anticipation of the effective date, the Company has accelerated the vesting of options, excluding option grants to the Company’s board members and chief executive officer, with an option price equal or greater to $9.00 per share. (see “Stock-Based Compensation” above for further discussion). The Company expects the adoption of the adoption of SFAS 123(R) will have a material impact on its results of operations however the Company has not yet determined the method of adoption, the effect of adopting SFAS 123(R), or whether adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is to be applied prospectively for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company’s overall results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, in an effort to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently in compliance with the standard and it has not had a material impact on the Company’s financial statements.

In November 2004, the FASB ratified a consensus reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations. A number of issues have arisen in practice in applying the criteria in paragraph 42, and the following broad categories of issues related to the application of both criteria in that paragraph have been identified: (a) whether the intent of the paragraph is that all operations and cash flows of the disposal component be eliminated from the ongoing operations of the entity or whether some minor level of operations or cash flow may remain; (b) if some insignificant level of operations or cash flows of the disposal component can continue without precluding discontinued operations reporting, the level at which “significance” should be measured; and (c) in applying the paragraph, the factors to consider in determining whether the selling entity has retained “significant continuing involvement” in the disposed component. At December 31, 2004, the Company did not have a component that had been identified for disposal. The Company will adopt this EITF January 1, 2005 and do not expect it to have a material effect on the Company’s consolidated financial statements

In October 2004, the FASB ratified the consensus reached by the EITF with respect to EITF No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds, which clarifies the guidance in paragraph 19 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. According to EITF Issue No. 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of SFAS No. 131. The consensus applies to fiscal years ending after October 13, 2004. EITF 04-10 has not resulted in a change to our SFAS No. 131 disclosure.

On September 30, 2004, the EITF reached consensus on Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share. EITF No. 04-08 provides that the shares issuable upon conversion of these debt instruments be included in the earnings per share computation, if dilutive, regardless of whether the contingent conditions for their conversion have been met. This change does not have any effect on the Company’s net income, however it may affect the related earnings per share amounts. EITF No. 04-08 will be effective for reporting periods ending after December 15, 2004, however the adoption of EITF No. 04-08 is not expected to have an impact on the Company’s earnings per share as the Company’s outstanding convertible debt is not contingently convertible debt.

Note 3.   Business Combinations

Agere’s Optoelectronics Business

On January 2, 2003, the Company completed an acquisition of a substantial portion of the optoelectronics business of Agere Systems Inc. (“Agere”) for $40,000 in cash plus acquisition costs and certain assumed liabilities. The transaction included the products, technology and some facilities related to Agere’s optoelectronics business, which includes active and passive components, amplifiers, transceivers and other products. As part of the acquisition, the Company has also assumed operation of the back-end assembly and test operations associated with these components at a leased facility in Matamoros, Mexico.

The Company acquired this business to expand its market and product offerings in its optical networks business. Through a transition services agreement, Agere provided some business infrastructure services to the Company for a short period following the close of the transaction to ensure seamless transition of the business operations. On May 6, 2003, the Company sold a portion of the assets acquired in this transaction for $6,600 in cash. Further, during the fourth quarter of 2004, the Company initiated a repositioning of its optoelectronics business strategy and incurred charges of $3,417 related to the restructuring (see Note 4).

Details of the purchase price were as follows:

Cash paid at closing	$40,000
Acquisition costs	200
Total purchase price	$40,200

The purchase price was allocated to the assets and liabilities based on fair values as follows:

Property, plant and equipment	$36,271
Inventory	12,000
Product line held for sale	6,600
Precious metals held for sale	3,295
Identifiable intangibles	2,178
Equipment held for sale	1,000
Other assets	1,105
Acquired in-process research and development	500
Liabilities assumed	(22,749)
Allocated purchase price	$40,200

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

As part of the purchase, the Company assumed $22,749 of liabilities, which included a warranty liability estimated to be $9,300. The warranty liability was based upon Agere’s engineering data that forecasted product failure rates applied to historical revenue. Agere had offered extended product warranties that ranged from three years to lifetime. Additionally, Agere had a robust process for preparing returned product that TriQuint was not able to duplicate because TriQuint discontinued a significant number of product lines and did not hire the employees that performed the repairs for the discontinued product lines.

IBM’s Wireless Phone Chipset Business

On July 1, 2002, the Company completed the acquisition of a portion of the assets of IBM’s wireless phone chipset business to increase the Company’s product line for wireless phone handsets. The acquisition was accounted for as a purchase transaction and the results of operations are included in the consolidated financial statements from the date of acquisition. At the closing date, the Company paid $21,750 to IBM for the related assets, of which $5,000 represented an earnout deposit which was returned to the Company in 2003. The Company acquired this business to expand its market and product offerings in the wireless communications industry and to strengthen its capabilities in silicon germanium process technology.

Details of the purchase price were as follows:

Cash paid at closing	$21,750
Acquisition costs	1,661
Less: Earnout deposit	(5,000)
Total purchase price	$18,411

The purchase price was allocated to the assets and liabilities based on fair values as follows:

Machinery and equipment	$1,959
Goodwill	7,682
Acquired in-process research and development	5,900
Technology licenses	1,635
Current technology	1,077
Backlog	158
Allocated purchase price	$18,411

In a transaction related to this acquisition, the Company transferred $1.3 million of the acquired machinery and equipment, $1.0 million of the technology licenses, $733 of acquired workforce and $11.0 million in cash to a privately held technology company in exchange for a note receivable of $14.0 million.

In connection with this acquisition, the Company considered a number of factors, including valuations of some of the assets, when determining the purchase price allocation. Acquired IPR&D assets, a primary component of the purchase which included wide band code division multiple access (“WCDMA”), receivers and voltage controlled oscillators (“VCOs”) that are based on a wafer substrate different from gallium arsenide and developed technology related to the VCOs and low noise amplifiers, were expensed at the date of acquisition in accordance with FIN 4. The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. Each project was analyzed to determine the following: the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based upon management’s estimates of revenues expected to be generated upon completion of the projects and the beginning of commercial sales and related operating costs. The projections assume that the technologies will be successful and that the product’s development and commercialization will meet management’s time schedule. The discount rate utilized was 29% and was based on the novelty of the technology, the risks remaining to complete each project, and the extent of the Company’s familiarity with the technology. The goodwill acquired in this transaction was allocated to the Oregon operating unit.

In late 2002, the Company evaluated its product strategy and revenue projections related to the acquired products as well as its overall strategy and determined that the forecasts for these products were substantially lower. Further, the Company concluded that further investment would not earn a satisfactory return, and the product lines were abandoned. As a result, the Company wrote off all goodwill associated with this acquisition (see Note 15).

Infineon Technologies AG GaAs Business

On July 1, 2002, the Company completed the acquisition of the GaAs business of Infineon Technologies AG (“Infineon”) to strengthen its European presence and to expand its market and product offerings in the wireless communications industry. The acquisition was accounted for as a purchase transaction and the results of operations are included in the consolidated financial statements from the date of acquisition. At the closing date, the Company paid Infineon €50,000 ($53,559), of which €10,000 ($9,910) represented an earnout deposit. Subsequent to the close of the acquisition, certain fixed assets were also purchased for €5,500, less €1,500 in funded liabilities acquired ($4,000 at various spot rates). Additionally, the minimum purchase price of the acquisition was subsequently adjusted to €42,000 from €45,000 (a $3,528 reduction) in the fourth quarter of 2002. In the fourth quarter of 2004, Infineon repaid the contingent earnout deposit of €10,000 ($13,288 at the exchange rate at the time of receipt) and refunded the Company for the €3,000 reduction in the purchase price ($3,986 at the exchange rate at the time of receipt). See Note 19 for further discussion of the Infineon receivable.

Details of the purchase price were as follows:

Cash paid at closing	$53,559
Acquisition costs	568
Less: Earnout deposit	(9,910)
Total purchase price	$44,217

The purchase price was allocated to the assets and liabilities based on fair values as follows:

Machinery and equipment	$5,440
Goodwill	24,024
Identifiable intangibles	13,373
Acquired in-process research and development	2,675
Liabilities assumed	(1,295)
Allocated purchase price	$44,217

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

In late 2002, the Company evaluated its product strategy and revenue projections related to the acquired products as well as its overall strategy and determined that the forecasts for these products were substantially lower. Further, the Company concluded that further investment would not earn a satisfactory return. As a result, the Company wrote off all goodwill associated with this acquisition (see Note 15).

Note 4.   Optoelectronics Repositioning

During the fourth quarter of 2004, the Company initiated a repositioning of its optoelectronics product strategy. The repositioning was done to focus on InP components, chips, subassemblies and technology and to discontinue further investment in pluggable optical modules. The Company believes the restructuring will allow the Company to be a more focused supplier of optical components, InP laser and detector chips, optical sub-assemblies and technology to the optical networking market.

As a result of the restructuring, the Company recorded a charge of $2,337 related to severance costs as it will eliminate approximately 110 employees in Pennsylvania and approximately 90 employees in Mexico (see Note 14). The Company also transferred certain optoelectronic assets, including module-related capital equipment ($7,158) and related intangible assets ($972) to held for sale (see Note 10). Additionally, the Company recorded charges of $519 related to the write down of surplus optoelectronics module-related capital assets and $108 related to modules inventory that was scrapped, both results of the restructuring and included in cost of goods sold (see Note 15). Other charges related to the restructuring include a charge of $445 related to purchase order cancellations and $8 for other services also included in costs of goods sold. The restructuring will eliminate significant ongoing costs of the business beginning in mid-2005.

During the fourth quarter, the Company also recorded an impairment charge on the Company’s Pennsylvania facility it had classified as held-for-sale (see Note 15).

Note 5.   Change in Accounting Estimate

In preparing its financial statements, the Company is required to make certain estimates, including those for uncollectible accounts receivable, excess and obsolete inventory and potential warranty claims, and make adjustments as necessary. In connection with the acquisition of the optoelectronics business from Agere Systems in January 2003, the Company established warranty reserves using engineering failure rate data obtained from Agere. Subsequent to the acquisition, the Company continued to refine its estimates for the warranty reserves and developed data from returns during the course of 2003. Accordingly, during fiscal year 2004, the Company recorded a reduction to the warranty reserve of its optoelectronics operation totaling approximately $1,588 due to a change in the methodology we use to estimates reserves. In addition, the Company identified a portion of the remaining warranty reserve balance for catastrophic warranty claims. This was done in response to increasing requests by the Company’s customers for catastrophic warranty clauses that extend the Company’s obligation beyond the repair and replacement of a faulty product, to include other losses the Company’s customers may experience as a result of failures in the Company’s products. The Company experienced one such warranty claim during 2003. During 2004, warranty reserves decreased $2,869, largely due to the $1,588 reduction noted above and the resolution of certain warranty claims.

Note 6.   Selected Financial Statement Information

	December 31, 2004	December 31, 2003
Accounts receivable, net:
Trade accounts receivable	$40,957	$43,122
Allowance for doubtful accounts	(826)	(1,211)
	$40,131	$41,911
Inventories, net:
Raw materials	$25,577	$27,405
Work-in-process	22,850	31,973
Finished goods	24,205	22,709
	72,632	82,087
Reserve for excess and obsolescence	(12,886)	(16,801)
	$59,746	$65,286
Property, plant and equipment, net:
Land	$19,691	$19,691
Buildings	92,113	89,226
Leasehold improvements	1,299	2,014
Machinery and equipment	238,073	236,017
Furniture and fixtures	4,903	6,972
Computer equipment and software	21,042	20,269
Assets in process	3,961	6,385
	381,082	380,574
Accumulated depreciation	(181,564)	(158,896)
	$199,518	$221,678
Accrued payroll:
Accrued payroll and taxes	$7,009	$3,092
Accrued vacation and sick pay	4,717	4,576
	$11,726	$7,668
Other accrued liabilities:
Warranty liability	$6,424	$9,293
Accrued interest payable	2,983	3,583
Sales return reserve	1,287	4,387
Other	13,548	11,881
	$24,242	$29,144

Note 7.   Investments in Marketable Securities

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2004 and 2003 consisted of the following:

At December 31, 2004	Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Available-for-sale:
U.S. treasury securities and obligations of U.S government agencies	$230,829	$15	$1,819	$229,025
Corporate debt securities and other	69,494	1	187	69,308
	$300,323	$16	$2,006	$298,333

At December 31, 2003	Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Available-for-sale:
U.S. treasury securities and obligations of U.S government agencies	$128,280	$257	$208	$128,329
Corporate debt securities and other	146,333	53	—	146,386
	$274,613	$310	$208	$274,715

Investments by contractual maturity are as follows (in thousands):

	December 31, 2004		December 31, 2003
	Cost	Fair Value	Cost	Fair Value
Due or callable in one year or less	$109,151	$108,778	$154,552	$154,581
Due after one year through 42 months	$191,172	$189,555	$120,061	$120,134

Note 8.   Earnings (Loss) Per Share

The schedule below summarizes the elements included in the calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2004, 2003 and 2002.

(in thousands, except per share amounts)	Years Ended December 31,
	2004	2003	2002
Net loss	$(29,054)	$(72,978)	$(158,560)
Weighted-average shares outstanding—Basic	136,936	133,920	131,969
Dilutive securities	—	—	—
Weighted-average shares outstanding—Dilutive	136,936	133,920	131,969
Net loss per shares—Basic and dilututed	$(0.21)	$(0.54)	$(1.20)

For the years ended December 31, 2004, 2003 and 2002, options and other exercisable convertible securities totaling 18,127 shares, 16,600 shares and 14,997 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

Note 9.   Goodwill and Other Acquisition-Related Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to perform impairment tests of goodwill at least annually or when events and circumstances warrant. The Company performs this test in the fourth quarter of each year. At December 31, 2004, there were no events or circumstances warranting impairment and therefore the Company did not record any impairments of intangible assets during the year. However, in late 2002, the Company evaluated its goodwill and intangible assets related to previous acquisitions and, due to revenue projections related to the acquired products as well as its overall strategy and determined that the forecasts for these products being substantially lower than anticipated, the Company concluded that further investment would not earn a satisfactory return. As a result, the Company wrote off all goodwill associated with the acquisitions (see Note 15). Goodwill and other acquisition-related intangible assets, other than those held for sale, are included in “Other non-current assets, net” on the Company’s consolidated balance sheet. IP licenses and sublicenses held for sale are included in “Assets held for sale” on the Company’s consolidated balance sheet.

Information regarding the Company’s other acquisition-related intangible assets is as follows:

	Useful	December 31, 2004			December 31, 2003
	Life (Years)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill		$450	$—	$450	$450	$—	$450
IP licenses and sublicenses held for sale(1)		972	—	972	—	—	—
Amortizing:
Patents, trademarks and other	2 - 10	7,416	5,605	1,811	9,594	4,493	5,101
Total intangible assets		$8,838	$5,605	$3,233	$10,044	$4,493	$5,551

(1)          As part of the Company’s repositioning of its optoelectronics operation in the fourth quarter of 2004, approximately $972 of net intellectual property (“IP”) licenses and sublicenses were reclassified as held for sale.

Amortization expense of intangible assets was approximately $2,318, $3,254 and $1,503 for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense related to intangible assets at December 31, 2004 in each of the next five fiscal years and beyond is expected to be as follows:

2005	$1,007
2006	227
2007	227
2008	175
2009	175
Thereafter	—
$1,811

Note 10.   Assets Held for Sale

At December 31, 2004 the Company had $17,654 of assets held for sale as compared to $24,423 at December 31, 2003. The balance at December 31, 2004 includes $16,130 of assets associated with its optoelectronics operations in Pennsylvania and Mexico, $674 related to certain equipment located at the Company’s Texas facility, and $850 of assets obtained from the liquidation of an investment the Company had in another company. The assets associated with the Company’s optoelectronics operations include the Company’s Pennsylvania facility ($8,000) that the Company had classified as held for sale in the second quarter of 2003. In the fourth quarter 2004, a potential buyer of the facility notified the Company that it was not going to purchase the facility and as a result, the Company recorded an impairment charge of $14,305 to reduce the value of the building to its current level (see Note 15). Other assets associated with the Company’s optoelectronics operations that are classified as held for sale as of December 31, 2004 consists of a variety of equipment used for optoelectronics fabrication and assembly operations at the Company’s Pennsylvania and Mexico facilities ($7,158) and intangible assets related to the optoelectronics business ($972), both of which were classified as held for sale as a result of the Company’s restructuring announced in the fourth quarter of 2004 (see Note 4). During 2004, the Company sold $1,453 of assets classified as held for sale by its optoelectronics operations. The Company also classified $14 of assets at its Texas facility as held for sale and sold $60 of assets classified as held for sale during the year. No gain or loss was recorded on these asset sales. Additionally, in the fourth quarter of 2004, the Company recorded an impairment of $320 on a portion of the assets at its Texas facility classified as held for sale (see Note 15). No assets were sold in 2003 and no gains were recognized

For the year ended December 31, 2004, the Company reclassified $1,092 of assets held for sale to held and used at their carrying value. This reclassification is the result of the assets being transferred to other locations to replace or enhance existing capacity. No adjustment for depreciation expense for the period of time the assets were classified as held for sale was necessary as the assets had never been placed into service. On March 7, 2005, we entered into an agreement to sell the Pennsylvania facility to a real estate investment firm and lease back approximately 80,000 square feet of space for continuing operations. The sale is subject to customary closing procedures and is expected to be completed with 90 days of signing the agreement (see Note 21).

Note 11.   Convertible Subordinated Notes

In February and March 2000, the Company completed the sale of $345,000 aggregate principal amount of 4% convertible subordinated notes due in 2007, raising approximately $333,900 net of fees and expenses. The notes are unsecured obligations of the Company, subordinated to all of the Company’s present and future senior indebtedness and do not contain significant restrictive covenants. Interest on the notes is payable in arrears semiannually on each March 1 and September 1. The notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company’s common stock at a conversion price per share of $67.80, subject to certain adjustments. Financing costs related to the issuance of the debt are capitalized as “Other noncurrent assets, net” on the Company’s condensed balance sheet, and are amortized over the term of the related debt using the straight-line method which approximates the effective interest method.

During 2004, the Company repurchased approximately $45,000 of these notes at a cost of $43,875. The 2004 repurchase resulted in a gain on retirement of long term debt of $539, net of the write-down of associated capitalized bond issuance costs of $586. During 2002, the Company repurchased approximately $27,745 of these notes at a cost of $21,137. The 2002 repurchase resulted in a gain on retirement of long term debt of $6,009, net of the write-down of associated capitalized bond issuance costs of $599. During 2001, the Company repurchased approximately $48,500 of these notes at a cost of $39,100, which includes the write-down of associated capitalized bond issuance cost of $1,228. The 2001 repurchase resulted in a gain of $9,401. At December 31, 2004, the Company had $233,755 of convertible subordinated notes outstanding and net capitalized issuance costs of $2,228 as compared to $268,755 of convertible subordinated notes outstanding and $3,917 of net capitalized issuance costs at December 31, 2003. There were no repurchases during 2003. During the years ended December 31, 2004, 2003 and 2002, the Company amortized $1,104, $1,233 and $1,306, respectively, of the capitalized issuance costs.

Note12.   Income Taxes

Domestic and foreign pre-tax income (loss) for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Years Ended December 31,
	2004	2003	2002
Domestic	$(47,020)	$(88,889)	$(139,158)
Foreign	18,391	14,367	14,839
	$(28,629)	$(74,522)	$(124,319)

Income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002, consisted of the following:

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$(335)	$741	$6,063
State	(53)	(1,916)	1,087
Foreign	813	(369)	—
	425	(1,544)	7,150
Deferred:
Federal	—	—	24,554
State	—	—	2,537
Foreign	—	—	—
	—	—	27,091
Net income tax expense (benefit)	$425	$(1,544)	$34,241

The effective tax rate differed from the federal statutory income tax rate for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Years Ended December 31,
	2004	2003	2002
Tax computed at the federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income tax, net of federal effect	(2.0)	(2.0)	(2.0)
Increase in valuation allowance	19.6	38.1	69.7
Non-deductible merger costs	2.8	—	—
Foreign sales benefit	—	—	(0.8)
Current benefit of tax exemption of Costa Rican subsidiary	(11.2)	(5.7)	(5.6)
Subpart F income	28.6	3.0	—
IRS settlement	—	2.7	—
Other, including credits, tax-exempt interest income and dividend income	(1.3)	(3.2)	1.2
Effective tax rate	1.5%	(2.1)%	27.5%

The tax effects of significant items comprising the Company’s deferred tax asset and liability as of December 31, 2004 and 2003 were as follows:

	December 31,	December 31,
	2004	2003
Deferred tax assets:
Amortization and depreciation	$42,960	$55,323
Capital research and development expenditures	7,147	8,434
Reserves and allowances	2,949	4,215
Accrued liabilities	5,100	1,430
Impairment of investment in other companies	5,697	5,463
Inventory	8,729	6,839
Net operating loss carryforwards	50,360	44,670
Capital loss carryforwards	6,174	6,174
Research and development, and other credits	1,807	2,338
Other	124	—
Total deferred tax asset	131,047	134,886
Valuation allowance	(131,047)	(134,886)
Net deferred tax asset	$—	$—

The Company recorded a tax provision of $425 and $34,241 for the years ended December 31, 2004 and 2002, and a tax benefit of $1,544 for the year ended December 31, 2003. The provision for fiscal year 2004 does not reflect a benefit for current year losses due to a full valuation allowance against deferred tax assets. The net change in total valuation allowance for the deferred tax assets for the year ended December 31, 2004 was a net decrease of $3,839. For the years ended December 31, 2003 and 2002 the net change in the valuation allowance for the deferred tax assets were net increases of $40,868 and $88,003, respectively.

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

Although the Company anticipates future sustained profitability, SFAS No. 109 requires that recent historical operating performance and income projections be considered in assessing the realizability of the deferred tax assets. The more likely than not assessment was principally based upon the losses generated during 2004, 2003 and 2002.

At December 31, 2004, the Company had approximately $133,536 of net operating loss carryforwards to offset future U.S. taxable income, expiring from 2005 through 2024, $101,631 for state tax purposes, expiring 2007 through 2024 and $1,446 for foreign tax purposes, which carry forward indefinitely. Additionally, during 2003 the Company generated $16,248 of capital loss carryforwards to offset future capital gains, which will expire in 2008. The Company has placed a full valuation allowance against the tax effect of all net operating and capital loss carryforwards.

For 2004, the Company generated $5,520 of net operating loss carryforwards resulting from stock option transactions, which were offset by a valuation allowance. The Company will record benefits to additional paid in capital as the net operating losses are realized pursuant to SFAS No 109. Due to the creation of a valuation allowance against deferred tax assets during 2002, the Company recorded a decrease to additional paid-in capital of $8,074 to reverse the benefit of net operating loss carryforwards generated from stock option transaction.

During 2003, the Company settled an IRS tax examination relating to the 2000 and 2001 tax years, which resulted in the reduction of net operating loss carryforwards by $2,292 and $10,105, respectively.

The Company provided for deferred taxes on the non-repatriated earnings of its subsidiary in Costa Rica prior to fiscal 2000. This subsidiary benefited from a complete exemption from Costa Rican income taxes through 2003 and 75% exemption thereafter through 2007. In 2000, the Company determined that its investments in Germany and Costa Rica were permanent and that its earnings are considered indefinitely reinvested; and, accordingly, no provision for U.S. federal and state income taxes has been provided for 2004, 2003 or 2002. In the event the Costa Rican subsidiary remits these earnings to the U.S. parent, the earnings may be subject to U.S. federal and state income taxes. The estimated unrecognized deferred income tax liability on these unremitted earnings at December 31, 2004, 2003 and 2002 was $46,285, $44,300 and $39,600, respectively.

On October 22, 2004, the American Jobs Creation Act was signed into law, which included a deduction of 85% of certain foreign earnings that are repatriated, provided certain restrictions are met. The Company may elect to apply this provision to qualifying earnings repatriations in either 2005 or 2006. The Company has started an evaluation of the effects of the repatriation provisions. The range of possible amounts that the Company is considering for repatriation under the provision is between zero and $80.0 million. The related potential range of income tax is between zero and $4.6 million.

Note 13.   Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations are remeasured at the prior months balance sheet rate. To manage its exposure to foreign currency exchange rate fluctuations, the Company enters into derivative financial instruments, including hedges. The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized into earnings. For the years ended December 31, 2004, the Company reported foreign currency gains from remeasurement and hedging activity of $2,121, compared to foreign currency losses from remeasurement and hedging activity of $250 for the year ended December 31, 2003 and losses from remeasurement of $37 for the year ended December 31, 2002, respectively. The gain recognized in fiscal year 2004 was primarily due to the remeasurement of a Euro receivable during the year (see Note 19 for further discussion).

As of December 31, 2004 and 2003, the Company had forward currency contracts outstanding of $39,492 and $18,438, respectively. The contracts designated as cash flow hedges at December 31, 2004 and 2003 were approximately $7,331 and $2,448, respectively. The contracts designated as balance sheet hedges at December 31, 2004 and 2003, were approximately $32,161 and $15,990, respectively.

Note 14.   Severance Costs

In the fourth quarter of 2004, the Company repositioned its optoelectronics product strategy (see Note 4). As part of this restructuring the Company terminated approximately 110 employees in Pennsylvania and approximately 90 employees in Mexico. At the time of the restructuring, the Company incurred severance and related payroll costs of $2,337 and anticipates recording an additional $908 during the first half of 2005. As of December 31, 2004, a liability of $1,485 was included in “Other Accrued liabilities” related to the severance charges recorded in the fourth quarter of 2004. Also during 2004, the Company accrued and recorded as a charge to earnings $428 for severance costs associated with a reduction in force of approximately 30 employees assigned to its Texas operations. The charge was a result of the Company’s ongoing efforts to align costs and capacity with its levels of production and revenue. As of December 31, 2004, no liability remained for the unpaid portion of these severance costs.

Due to continued losses in the optoelectronics operations and excess design engineering capacity, the Company adopted a plan to reduce its operating costs and streamline its available capacity in June 2003. As part of this plan, the Company determined that it would terminate approximately 80 employees associated with its optoelectronics operation in Breinigsville, Pennsylvania and its design center in Munich, Germany. During the year ended December 31, 2003, the Company accrued and recorded as a charge to earnings $2,633 for expected severance costs related to the plan as an operating expense. This amount was adjusted $160 during the third quarter of 2003 to reflect a reduction in the number of employees originally expected to be impacted from the reduction in workforce due to greater than expected attrition of the workforce which reduced the estimated involuntary workforce reductions. As of December 31, 2004, no liability remained for the unpaid portion of the severance costs related to the German operations. As of December 31, 2003, the liability for the unpaid portion of the severance costs was $752.

As part of the Agere purchase in the first quarter of 2003, the Company recorded an accrued severance liability of $1,800. This amount was reduced by $614 during the first quarter of fiscal year 2004 to reflect a reduction in the number of employees originally expected to be impacted from the acquisition due to normal attrition of the workforce which reduced the estimated involuntary workforce reductions. Additionally, in the second quarter of fiscal year 2004, the remaining liability of $147 was eliminated due to continued attrition and the reversal of the decision to lay off certain individuals. As of December 31, 2004, no liability remained for these severance costs. As of December 31, 2003, the liability for the unpaid portion of the severance costs was $838.

In 2002, the Company reduced its workforce by approximately 117 employees at its Oregon and Texas facilities as a result of the decreased demand for products and the underutilization of its fabrication facilities. The $1,011 charge associated with these reductions was recorded in the third quarter of 2002 and there was no remaining liability at December 31, 2002.

The following table details the severance activity for periods presented:

	Years Ended December 31,
	2004	2003	2002
Beginning severance liability	$1,590	$—	$—
Severance charges incurred	2,766	2,644	1,011
Severance liability assumed from acquisition(1)	—	1,800	—
Severance disbursements	(2,110)	(2,694)	(1,011)
Adjustments to severance liability	(761)	(160)	—
Ending severance liability	$1,485	$1,590	$—

(1)          As part of the Agere acquisition in 2003, the Company recorded an accrued severance liability of $1,800 during the first quarter of 2003. During the first half of 2004 the Company reduced the liability due to attrition and the reversal of a decision to lay off certain employees.

Note 15.   Impairments

Impairments of Long-Lived Assets and Intangibles

During fiscal years 2004 and 2002, the Company recorded impairment charges of $15,533 and $94,740 on long-lived assets and intangible assets to reduce the carrying value of these assets to their current market values. The impairments were due to business decisions, current and projected market conditions resulting in excess capacity and reduced cash flow projection on these assets. Factors incorporated in the projections of future cash flows included reduced revenue projections of future years compared to prior projections, continued excess capacity, the continuation of the trend toward the movement of production to offshore facilities and independent third-party valuations. These factors, combined with further reductions in the demand for, and value of, used semiconductor fabrication equipment resulted in additional impairments over and above those recorded. The impairments taken during 2004 are as follows:

•       An impairment charge of $14,305 was recognized in the fourth quarter of 2004 associated with the Company’s optoelectronics facility located in Pennsylvania. This facility was acquired from Agere Systems in 2003, and was recorded on the Company’s books at approximately $30,000, reduced by purchase accounting adjustments to $22,307. During the second quarter of 2003 the facility was classified as an asset held for sale, and has been actively marketed by a national realtor since May 2003. The Company had been in negotiations to sell this facility to an agency of the Commonwealth of Pennsylvania for more than one year at a price approximating book value. However in October 2004, the Company was informed by the agency that it would not purchase the facility. Concurrently, the market for large specialized high technology manufacturing plants in eastern Pennsylvania declined since the acquisition due to an excess of similar properties available for sale. In December 2004, the Company began negotiating a sale of the facility to a qualified firm that is expected to yield a net cash amount of approximately $8,000, the current estimated market value for this facility. As the facility was classified as held for sale, there is no reduction in anticipated depreciation expense.

•       An impairment charge of $519 was recorded during the fourth quarter of 2004 related to the write down of surplus optoelectronics assets. The charge was a result of the Company’s repositioning of its business strategy, including the exit of certain product lines in the optoelectronics market (see Note 4). The charge taken reduced the carrying value of the assets to their current market value as determined by management, which considered a number of factors including an evaluation by independent equipment experts.

•       An impairment charge of $320 was recorded during the fourth quarter of 2004 related to certain excess gallium arsenide wafer manufacturing equipment that were classified as held for sale during 2002 (see below). The impairment reduced the carrying value of these assets to their market values as determined by management, which considered a number of factors including an independent appraisal. As these assets were classified as held for sale, there is no reduction in depreciation expense.

•       An impairment charge of $389 was recorded in the third quarter of 2004 related to leasehold and other assets associated with the closure of the Company’s operation in Tianjin, China. The closure was made as the Company’s primary customer in the region no longer required a manufacturing presence in China.

During fiscal year 2002, the Company recorded charges for the impairment of long-lived assets and goodwill to reduce the carrying value of assets previously impaired in fiscal year 2001. Continued deterioration in market conditions during fiscal year 2002 resulted in reduced cash flow forecasts used in the evaluation of potential impairments. The reduced cash flow forecasts once again resulted in the carrying value of the assets exceeding the cash flow forecasts. As such, the Company recorded further impairments on the assets. The impairments taken during 2002 are as follows:

•       The Company recorded an impairment charge of $48,984 on property, plant and equipment during the fourth quarter of 2002 related to excess facility space and equipment in the Company’s Oregon operation. In determining the impairment at the Company’s Oregon facility, management considered a number of factors, including appraisals and excess facility space when making these determinations.

•       The Company recorded an impairment charge of $5,829 during the third quarter of 2004 resulting from the Company’s decision to abandon certain production assets associated with one of the Company’s six-inch wafer production lines at the Company’s Richardson, Texas facility. Subsequent to the abandonment, the equipment was either transferred to Company’s Oregon facility, converted for use in the Texas 4-inch wafer line, sold or currently held for sale.

•       The Company recorded impairment charges of $30,973 related to the evaluation of the carrying value of the goodwill associated with acquisitions of technology assets and product lines and $8,954 related to the carrying value of other intangible assets with respect to assets acquired in acquisitions earlier in 2002. The impairment charge recorded on the Company’s goodwill and intangible assets was related goodwill and intangibles obtained during the acquisition of certain assets and product lines from the IBM RF integrated circuits business and certain assets and product lines of the Infineon gallium arsenide semiconductor operation. The decrease in the carrying value to market value was determined through a present value analysis similar to that prepared in the original purchase price allocation for the goodwill and other intangible assets in 2002. In late 2002, the Company evaluated its product strategy and forecasts related to the acquired products as well as its overall strategy and determined that the forecasts for these products were substantially lower. As a result, the Company reassessed the carrying value of the other intangible assets and goodwill from these acquisitions and determined that an impairment had occurred. The Company determined that an impairment of this nature existed due to the impairment of the carrying value of the assets assigned to the Oregon operating unit, an event requiring the evaluation of the goodwill associated with these acquisitions assigned to this operating unit. The impairment was determined based upon the Company’s estimate of fair value of the Oregon operating unit. With respect to the assets acquired from IBM, the Company, after reviewing the products, markets, technologies and costs to further develop these products, determined that a substantial investment would be required and that the core technology of silicon germanium was not cost effective. As a result, the Company concluded that further investment would not earn a satisfactory return, and the product lines were abandoned. With respect to the assets acquired from Infineon, the Company concluded that a decline in the forecast from original expectations due to slower market demand for these products would result in a significant decline in projected revenue. The Company’s valuation methods did not change, but due to overall deteriorating market conditions, a change in strategic direction, and costs to complete the development of some of the acquired products, the Company’s revenue forecasts fell, which triggered an impairment review.

There were no impairments of fixed assets recorded during fiscal year 2003.

Impairments of Investments in Other Companies

During fiscal years 2004, 2003 and 2002, the Company recorded charges of $1,189, $2,387 and $23,778, respectively, related to the deteriorating financial condition of certain investments in privately held technology companies. These investments were in small companies whose valuations declined significantly based on factors such as current equity offerings, projected financial conditions, decline in market value of similar companies, or cessation of operations. The charges were derived through analysis of such companies’ current operating results, anticipated future results and discussions such companies’ representatives. The following table provides a summary of the impairments during each of the fiscal years presented:

Year	Description	Impairment
2004	• Impairment of investment in an optoelectronics company that ceased operations, net of expected proceeds from recovered assets	$652
	• Impairment of investments in two privately held companies based on deteriorating financial conditions and/or reduction in the Company’s pro-rata ownership	537
	Total impairments in 2004	$1,189
2003	• Impairment of investments in privately held semiconductor companies based on deteriorating financial conditions	$1,392
	• Impairment of investments in privately held companies that ceased operations	270
	• Impairment of investment in privately held optoelectronics company based on its deteriorating financial condition	725
	Total impairments in 2003	$2,387
2002	• Impairment of investments in privately held technology companies based on deteriorating financial conditions that subsequently either were liquidated or filed for bankruptcy	$9,867
	• Impairment of investment in privately held RF integrated circuit company based on its deteriorating financial condition due to lack of revenue and reduced cash position. Company later was sold in 2003 and investment was largely recovered(1).	11,200
	• Impairment of investments in privately held technology companies based on deteriorating financial conditions	2,711
	Total impairments in 2002	$23,778

(1)                 In the fourth quarter of 2003, the RF integrated circuit company noted above was sold to a large public semiconductor company and the Company was able to recover $11,250 from the sale, resulting in a net gain of $8,450 in the fourth quarter of 2003.

Note 16.   Commitments and Contingencies

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

On February 16, 2005, the Company received notice that a summons of civil action was filed in the Court of Common Pleas of Lehigh County, Pennsylvania by Preferred Real Estate Investments, Inc. against its subsidiary, TriQuint Optoelectronics, Inc. relating to negotiations for the sale of its facility in Breinigsville, Pennsylvania. The Company denies any wrongdoing and intends to vigorously defend itself in this action.

Lease Commitments

The Company leases certain equipment, office and manufacturing space under operating leases and certain computer equipment under capital leases. Lease terms range from approximately one to ten years, expiring at various dates through 2015 with options to renew at varying terms. At December 31, 2004, the Company had $275 of outstanding capital leases obligations, all of which were current obligations. Commitments for minimum lease payments under non-cancelable leases as of December 31, 2004 were as follows:

2005	$1,822
2006	1,691
2007	1,684
2008	472
2009	—
Thereafter	—
$5,669

The Company also had a $342 per year commitment, through 2015, for materials and services at December 31, 2004. Rent expense under operating leases for the years ended December 31, 2004, 2003 and 2002 was $2,634, $2,672 and $2,168, respectively.

In August 2000, the Company acquired a 420,000 square foot wafer fabrication facility located in Richardson, Texas for $87.0 million. The acquisition was financed by a variable interest entity (“VIE”) sponsored by a financial institution in which the Company contributed $73.0 million and a lender contributed $14.0 million. In September 2002, the Company completed an improvement to the Richardson, Texas facility, of which $18.5 million was financed through the same financial institution-sponsored VIE as part of the original financing agreement. The Company contributed $14.5 million and the lender contributed $4.0 million. Of the total amount contributed to the VIE, the Company was required to collateralize 97% through pledged investment securities and a participation interest in the VIE. Under the agreement, the Company was required to make lease payments through August 2005 or purchase the property at that time. On July 16, 2003, the Company terminated the lease on its wafer fabrication facility located in Richardson, Texas and took ownership of the facility. In association with the termination of this lease, the Company released the $17.4 million on its balance sheet as “Restricted long-term assets” as of December 31, 2002 to the financial institution sponsoring the lease and incurred various legal fees associated with the title transfer. In addition, of the $88.1 million shown on the Company’s balance sheet as “Other investment” as of December 31, 2002, representing the Company’s previous participation in the VIE financing to the facility, $46.1 million was reclassified as “Property, plant and equipment” and $42.0 million was recorded as a noncash charge to earnings during the year ended December 31, 2003 for costs associated with the termination of this lease. Management considered a number of factors, including third-party valuations, in determining the noncash charge and the market value of the building and land of $82.0 million. Of the $82.0 million assigned to the fixed assets, $8.0 million was assigned to the value of the 38 acres of land associated with the building. The remaining $74.0 million was assigned to the building and equipment. The Company recorded these assets at fair market value at the date of the lease termination. The difference between the lease buyout amount and the market value was recorded as a charge to earnings in the second quarter of fiscal year 2003. This charge is classified as “Lease termination costs” on the Consolidated Statements of Operations. There were no related charges during the years ended December 31, 2004 or 2002, respectively.

Note 17.   Concentration of Credit Risk

Suppliers

The Company currently obtains some components, equipment and services for their products from limited or single sources. The Company purchases these components, equipment and services on a purchase order basis, does not carry significant inventories of components and does not have any long-term supply contracts with these vendors. Requirements of the Company are relatively small compared to silicon semiconductor manufacturers. Access to sufficient capacity from these vendors in periods of high demand may be limited, as the Company often does not account for a significant part of the vendor’s business. If the Company were to change any of its sole or limited source vendors, it would be required to requalify each new vendor. Requalification could prevent or delay product shipments that could negatively affect its results of operations. In addition, reliance on these vendors may negatively affect the Company’s production if the components, equipment or services vary in reliability or quality. If the Company is unable to obtain timely deliveries of sufficient quantities of acceptable quality or if the prices increase, results of operations could be harmed.

Credit Risk

The Company performs periodic credit evaluations of certain customers and generally does not require collateral; however, in certain circumstances, the Company may require letters of credit from its customers. All of the Company’s customers are in the communications markets.

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

Note 18.   Stock, Stock Options, Employee Benefit Plans and Rights

Common Stock

The Company has authorized capital of 600,000,000 common shares, $.001 par value Common Stock. Holders of the Common Stock are entitled to one vote for each share of Common Stock on all matters submitted to a vote of the Company’s shareholders.

Stock Option Plans

The Company had two stock option plans under which shares were available for grant at December 31, 2004: the 1996 Stock Incentive Plan (the “1996 Plan”) and the 1998 Nonstatutory Stock Option Plan (the “1998 Plan” and together with the 1996 Plan, the “Plans”). The 1996 Plan provides for the grant of incentive stock options to officers, outside directors and other employees of the Company or any parent or subsidiary. The 1998 Plan provides for the grant of non-qualified stock options to non-officer employees of the Company. The stock plans were amended in 2002 to provide that options granted thereunder must have an exercise price per share no less than 100% of the fair market value of the share price on the grant date. Further, with respect to any participant who owns stock possessing more than 10% of the voting rights of the Company’s outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date. The terms of all options granted under the Plans may not exceed 10 years.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’ plans at December 31, 2004:

	Authorized	Available	Outstanding
1987 Stock Incentive Program	11,387	—	116
1996 Stock Incentive Program	36,050	9,450	22,144
1998 Nonstatutory Stock Option Plan	4,000	703	2,065
Sawtek Stock Option Plans(1)	2,603	—	1,527
Total	54,040	10,153	25,852

(1)                 Includes the acquired Sawtek Inc. Second Stock Option Plan and the Sawtek Inc. Stock Option Plan for Acquired Companies

Subject to the discretion of the Board of Directors, outstanding options granted to new employees under the Plans generally vest and become exercisable at the rate of 28% at the end of the first year, and thereafter at a rate of 2% per month and generally expire up to 10 years after the grant date. Options granted to current employees typically vest and become exercisable between the third and fourth year following the grant date, or as approved by the Compensation Committee, and typically expire up to 10 years after the grant date.

The following summarizes the Company’s stock option transactions for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
(in thousand, except per share data)	2004		2003		2002
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	24,257	$12.21	19,168	$14.94	17,662	$16.80
Granted	5,108	$5.53	7,265	$4.14	4,355	$6.88
Exercised	(1,253)	$3.60	(528)	$3.03	(1,128)	$3.06
Cancelled	(2,260)	$12.32	(1,648)	$11.36	(1,721)	$21.87
Outstanding at end of year	25,852	$11.30	24,257	$12.21	19,168	$14.94

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2004 (in thousands, except per share data):

Range of Exercise Price	Number Outstanding (in thousands)	Weighted-Average Remaining Contractual Life-Years	Weighted-Average Exercise Price	Number Exercisable (in thousands)	Weighted-Average Exercise Price
$ 0.59 - $ 5.00	9,501	6.43	$3.62	5,385	$3.40
$ 5.01 - $10.00	8,223	8.04	$6.63	3,227	$7.76
$10.01 - $15.00	2,661	6.14	$11.40	2,660	$11.40
$15.01 - $25.00	2,271	5.24	$21.20	2,266	$21.20
$25.01 - $61.44	3,196	5.36	$38.97	3,196	$38.97
$ 0.59 - $61.44	25,852	6.68	$11.30	16,734	$14.72

Employee Benefit Plans

The Company has a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees in the U.S. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. Company contributions to the 401(k) Plan were approximately $543, $733 and $745 in 2004, 2003 and 2002. The Company also has profit share and other benefit plans covering substantially all employees worldwide. The Company made contributions under these plans of approximately $230, $180, and $211 for 2004, 2003 and 2002, respectively.

The Company also has an Employee Stock Purchase Plan (“ESPP”), pursuant to which participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s Common Stock at 85% of the lower of the fair market value on the first day of a two year offering period or the last day of each six month exercise period. During 2004, 2003 and 2002, approximately 2,116,969, 1,712,583 and 892,876 shares, respectively, of the Company’s Common Stock were purchased under the ESPP. As of December 31, 2004 283,031 shares were reserved for issuance under the ESPP. In addition, the Company has an employee stock ownership plan (“ESOP”) for employees of its Sawtek, Inc. subsidiary acquired in 2001. Under the ESOP, the Company made contributions of approximately $209 and $223 during 2003 and 2002, respectively. There was no ESOP expense in 2004. Share allocation to participants’ accounts in 2003 and 2002 were 831,599 and 887,164, respectively. The shares allocated to the ESOP were acquired by the Plan in 1991. As of December 31, 2003, all shares under the ESOP Plan had been allocated.

During the fourth quarter of 2004, the Company’s Board of Directors approved a non-qualified deferred compensation plan (the “Compensation Plan”). Under the Compensation Plan, employees who are eligible to participate and members of its Board of Directors, are provided with the opportunity to defer a specified percentage of their cash compensation which the Company will obligated to deliver on a future date. At the time of deferral, the Company allocates the deferred monies to a trust account that is invested at the participants election. The amount of compensation to be deferred by each participating employee or board member will be based on elections by each participant and adjusted for any positive or negative investment results from investment alternatives selected by the participant under the Compensation Plan. The liability for the deferred compensation is included in “Other long-term liabilities” on the Company’s balance sheet and was $99 at December 31, 2004. The value of the funds allocated to the trust by the Company was $99 at December 31, 2004 and included in “Other noncurrent assets, net.” For the year ended December 31, 2004, the total participant deferrals were $97.

Preferred Shares Rights Plan

On June 30, 1998, the Company adopted a Preferred Shares Rights Agreement (the “Agreement”). Pursuant to the Agreement, rights were distributed as a dividend at the rate of one right for each share of TriQuint common stock, held by stockholders of record as of the close of business on July 24, 1998. The rights expire on June 29, 2008, unless redeemed or exchanged. Initially, under the Agreement, each right entitled the registered holder to buy one share of preferred stock for $20.83. On April 5, 2000, the Company approved an amendment to the Agreement to increase the per unit price to $200.00. These prices are reflective of all stock splits. The rights will become exercisable only if a person or group (other than stockholders currently owning 15% of the Company’s common stock) acquires beneficial ownership of 15% or more of the Company’s common stock, or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock.

Note 19.   Infineon Receivable

As part of the Infineon purchase in 2002, the price paid by the Company included a €10,000 (approximately $9,920) contingent earnout deposit. The earnout deposit required certain sales goals to be met for products acquired as part of the acquisition for Infineon to retain the deposit. If the sales goals were not met by September 30, 2004, Infineon was to reimburse the Company the entire amount. At the time of the purchase, the earnout deposit was recorded by the Company as a non-monetary long-term asset at its historical value of $9,920. The Company continued to monitor the sales of the products associated with the deposit to determine if the expense has been incurred. On September 30, 2004, the Company determined that the sales goals had not been met and notified Infineon that repayment of the earnout deposit was required by December 31, 2004, in accordance with the terms of the purchase agreement. During 2004, the Company reclassified the deposit as a non-monetary short-term asset and when the earnout period expired at the end of the third quarter of 2004, the Company reclassified the deposit as a monetary asset and recorded a foreign currency gain of $2,480 on the remeasurment. On November 16, 2004, the Company received payment on the receivable.

Additionally, in the fourth quarter of 2002, the Company recorded a receivable of approximately $3,526 as a result of the €3,000 reduction in the purchase price. On November 16, 2004, the Company received payment on the balance.

Note 20.   Segment Information

The Company complies with Statement of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.

The Company’s chief operating decision maker is considered to be the President and Chief Executive Officer (the “CEO”). The Company’s CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The CEO receives certain disaggregated financial information for the Company’s four markets, including, Wireless Phones, Infrastructure Networks, Optical Networks and Defense, and four geographic units, including, Oregon, Pennsylvania, Texas and Florida.

The Company has aggregated its businesses into a single reportable segment as allowed under SFAS 131 as each of the businesses have similar long-term economic characteristics, including average gross margin. In addition, the businesses are similar in regards to (a) nature of products and production processes, (b) type of customers and (c) method used to distribute products. Accordingly, the Company describes its reportable segment as high performance components and modules for communications applications. All of the Company’s revenues result from sales in these product lines.

The Company’s revenue by business market (as a percentage of total revenues) are as follows:

	Years Ended December 31,
	2004	2003	2002
Business market:
Wireless phones	40%	41%	45%
Infrastructure networks	33%	29%	31%
Optical networks	14%	14%	5%
Defense	13%	16%	19%
	100%	100%	100%

Revenues are reported in the geographic areas where they originate. Transfers from the U.S. to Costa Rica are made on a basis intended to reflect the market price of the products. This market price is above cost and are consistent with rules and regulations of taxing authorities. Such transfers are eliminated in the consolidated financial statements. To date, substantially all sales have been denominated in U.S. dollars. The functional currency for the Costa Rican operations is the U.S. dollar as sales, most material cost and equipment are denominated in the U.S. dollar. The impact of fluctuations of the local Costa Rican currency is not considered significant and the foreign exchange rate is not hedged. Selected financial information by geographical area is summarized below:

	Years Ended December 31,
	2004	2003	2002
Revenues (origin):
United States	$304,072	$258,515	$214,001
Costa Rica	80,547	84,438	79,147
Transfers / Eliminations	(37,614)	(30,681)	(25,835)
	$347,005	$312,272	$267,313
Operating Income (Loss):
United States	$(35,398)	$(84,289)	$(124,758)
Costa Rica	8,741	10,002	14,220
Transfers / Eliminations	—	(99)	(108)
	$(26,657)	$(74,386)	$(110,646)
Long-Lived Assets:
United States	$173,996	$202,579	$135,177
Costa Rica	27,783	24,650	24,537
	$201,779	$227,229	$159,714

Revenues outside of the U.S. were approximately $195,300 in 2004 of which revenues to Korea were approximately $35,000. In 2003 and 2002, revenues outside of the U.S., were approximately $189,400 and $151,200, respectively, of which revenues to Korea were $49,100 and $34,900 in 2003 and 2002. There were no other foreign countries to which revenues represented 10% or more of revenues.

Revenues for significant customers, those representing approximately 10% or more of total revenues for each period, generated from both geographic areas were as follows:

	Years Ended December 31,
	2004	2003	2002
Motorola	10%	14%	16%
Nokia	(1)	(1)	10%

(1)                 During the period presented, Nokia did not represent more than 10% of the Company’s total revenues

Related receivables from Motorola at December 31, 2004 and 2003 were 10% and 8% of trade accounts receivable, respectively.

Note 21.   Subsequent Events

On January 5, 2005, the Company successfully completed the acquisition of TFR Technologies, Inc. (“TFR”), a manufacturer and developer of thin film resonator filters for communication applications using bulk acoustic wave (“BAW”) or film bulk acoustic resonator (“FBAR”) technology. The Company believes that BAW technology is critical to developing higher frequency filters for next generation wireless communication products and is a natural complement to the Company’s SAW filters. This acquisition is not considered a material acquisition for the Company.

On February 16, 2005, the Company received notice that a summons of civil action was filed in the Court of Common Pleas of Lehigh County, Pennsylvania by Preferred Real Estate Investments, Inc. against its subsidiary, TriQuint Optoelectronics, Inc. relating to negotiations for the sale of its facility in Breinigsville, Pennsylvania. The Company denies any wrongdoing and intends to vigorously defend itself in this action.

On March 7, 2005, TriQuint Optoelectronics, Inc., a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement to sell to Anthem Partners, LLC (“Anthem”) the land and building and related facilities occupied by TriQuint’s optoelectronics operations in Breinigsville, Pennsylvania (the “Agreement”). The gross sales price is approximately $9,300, less commissions and certain facility clean-up and other costs. Pursuant to the Agreement, the Company and Anthem have agreed to negotiate in good faith a lease for approximately 80,000 square feet of the 849,000 square foot facility for the Company’s continuing operations based upon the general terms set forth in the Agreement. The lease term will be two years from the closing of the sale, with an option to renew and the lease will be assignable to third parties provided that the Company guarantees the payments due under the initial two year term. The Agreement also provides Anthem with the right to terminate the Agreement up until April 6, 2005 for any or no reason. The sale is subject to customary closing conditions and is scheduled to occur within approximately 90 days from the date of the Agreement. At December 31, 2004, the facility was recorded on the Company’s consolidated balance sheet at $8,000 in the “Assets held for sale” line item.

Note 22.   Summarized Quarterly Data (Unaudited)

	Fiscal Year 2004 Quarters
	1st	2nd	3rd	4th		Total
	(In thousands, except per share data)
Revenues	$89,903	$92,648	$89,729	$74,725		$347,005
Gross profit	$29,480	$30,038	$21,219	$19,692		$100,429
Net income (loss)	$2	$287	$(4,087)	$(25,256	)(2)	$(29,054)
Earnings (loss) per common share(1)
Basic	$0.00	$0.00	$(0.03)	$(0.18)		$(0.21)
Diluted	$0.00	$0.00	$(0.03)	$(0.18)		$(0.21)

	Fiscal Year 2003 Quarters
	1st	2nd	3rd	4th	Total
Revenues	$71,655	$72,815	$78,794	$89,008	$312,272
Gross profit	$15,923	$18,725	$23,443	$28,917	$87,008
Net income (loss)	$(16,515)	$(59,560)	$(5,764)	$8,861	$(72,978)
Earnings (loss) per common share(1)
Basic	$(0.12)	$(0.45)	$(0.04)	$0.07	$(0.54)
Diluted	$(0.12)	$(0.45)	$(0.04)	$0.06	$(0.54)

(1)                 Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

(2)                 In the fourth quarter of 2004, the Company recorded charges of $15,144 for the impairments of long-term assets and $2,337 for severance charges relating to the Company’s optoelectronics restructuring.

Schedule II

TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	Allowance for	Inventory	Estimated
	Doubtful	Valuation	Liability for
Date	Accounts	Reserve	Warranty
Balance at December 31, 2001	$2,565	$20,171	$1,577
Additions charged to costs and expenses	1,424	1,349	1,388
Deductions	(122)	(1,734)	(806)
Balance at December 31, 2002	3,867	19,786	2,159
Acquisition related(1)	—	—	9,300
Additions charged to costs and expenses	755	6,222	1,321
Deductions	(3,411)	(9,207)	(3,487)
Balance at December 31, 2003	1,211	16,801	9,293
Additions/(deductions) charged/(credited) to costs and expenses	(359)	4,283	(442	)(2)
Deductions	(26)	(8,198)	(2,427)
Balance at December 31, 2004	$826	$12,886	$6,424

(1)                 As part of the Agere Optoelectronics (“Agere”) acquisition in 2003, the Company assumed the existing warranties on products previously sold by Agere.

(2)                 During 2004, the Company continued to refine its methodology for determining its estimated warranty liability. As a result, the Company reduced the warranty liability approximately $1,588 in the first quarter of 2004.

S-1

Report and Consent OF Independent REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
TriQuint Semiconductor, Inc.:

The audits referred to in our report dated March 14, 2005, with respect to the consolidated financial statements of TriQuint Semiconductor, Inc. and Subsidiary, included the related financial statement schedule as of December 31, 2004, and for each of the years in the three-year period ended December 31, 2004, as contained in the annual report in Form 10-K for the year 2004. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to the incorporation by reference in the registration statement (Nos. 33-75464, 333-02166, 333-08893, 333-08891, 333-31585, 333-39732, 333-48883, 333-66707, 333-74617, 333-81273, 333-39730, 333-61582, 333-65850, 333-89242, 333-102085, 333-105701, 333-15809 and 333-120407) on Form S-8 of our reports dated March 14, 2005, with respect to the consolidated balance sheets of TriQuint Semiconductor, Inc as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2004, and the related financial statement schedule, management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 and the effectiveness of internal control over financial reporting as of December 31, 2004, which reports appear in the December 31, 2004 annual report on Form 10-K of TriQuint Semiconductor.

/s/ KPMG LLP

Portland, Oregon
March 14, 2005

S-2