Form 10-Q
period 2005-03-31
TRIQUINT SEMICONDUCTOR INC
filed 2005-05-11
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

As of April 30, 2005, there were 138,826,934 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues	$66,965	$79,734
Cost of goods sold	48,583	51,539
Gross profit	18,382	28,195
Operating expenses:
Research, development and engineering	12,323	12,617
Selling, general and administrative	13,409	11,535
Reduction in workforce	—	295
Impairment of assets	31	—
Gain on disposal of equipment	(206)	—
Acquisition related charges	414	—
Total operating expenses	25,971	24,447
Income (loss) from operations	(7,589)	3,748
Other income (expense):
Interest income	2,449	1,622
Interest expense	(2,495)	(3,018)
Foreign currency gain (loss)	72	(78)
Other, net	40	135
Total other income (expenses), net	66	(1,339)
Income (loss) from continuing operations, before income tax	(7,523)	2,409
Income tax expense (benefit)	92	(236)
Income (loss) from continuing operations	(7,615)	2,645
Discontinued Operations:
Loss from discontinued operations	(98)	(2,632)
Income tax expense	32	11
Loss from discontinued operations	(130)	(2,643)
Net income (loss)	$(7,745)	$2
Basic per share net income (loss):
Income from continuing operations	$(0.06)	$0.02
Loss from discontinued operations	(0.00)	(0.02)
	$(0.06)	$0.00
Diluted per share net income (loss):
Income from continuing operations	$(0.06)	$0.02
Loss from discontinued operations	(0.00)	(0.02)
	$(0.06)	$0.00
Common equivalent shares:
Basic	138,785	135,773
Diluted	138,785	142,379

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$82,878	$89,719
Investments in marketable securities	106,067	108,778
Accounts receivable, net	36,814	35,654
Inventories, net	45,141	49,619
Prepaid expenses	3,517	2,653
Other current assets	8,247	7,692
Assets held for sale	30,125	33,890
Total current assets	312,789	328,005
Long-term investments in marketable securities	196,707	189,555
Property, plant and equipment, net	195,492	199,518
Other noncurrent assets, net	9,256	5,322
Total assets	$714,244	$722,400
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$38,470	$34,450
Deferred tax liability	7,607	7,607
Capital leases, current portion	207	275
Liabilities held for sale	11,948	14,682
Total current liabilities	58,232	57,014
Long-term liabilities:
Convertible subordinated notes	223,755	223,755
Other long-term liabilities	338	244
Total liabilities	282,325	281,013
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $.001 par value, 600,000,000 shares authorized, 138,807,339 shares and 138,773,680 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	139	139
Additional paid-in capital	472,759	472,675
Accumulated other comprehensive loss	(3,514)	(1,707)
Accumulated deficit	(37,465)	(29,720)
Total stockholders’ equity	431,919	441,387
Total liabilities and stockholders’ equity	$714,244	$722,400

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss) from continuing operations	$(7,615)	$2,645
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,982	9,616
Impairment of long-lived assets	31	—
Loss (gain) on disposal of assets	(206)	247
Unrealized loss on securities	(6)	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed
Accounts receivable, net	(578)	(8,576)
Inventories, net	4,478	(526)
Other assets	(2,642)	(432)
Accounts payable and accrued expenses	1,640	361
Net cash provided by operating activities	5,084	3,335
Cash flows from investing activities:
Purchase of available-for-sale investments	(134,629)	(173,629)
Maturity/sale of available-for-sale investments	128,625	119,814
Business acquisition, net of cash acquired	(2,712)	—
Proceeds from sale of assets	943	—
Gain on disposal of assets held for sale	(5)	—
Capital expenditures	(3,570)	(5,442)
Net cash used in investing activities	(11,348)	(59,257)
Cash flows from financing activities:
Principal payments under capital lease obligations	(68)	—
Issuance of common stock, net	84	3,216
Net cash provided by financing activities	16	3,216
Net decrease in cash and cash equivalents	(6,248)	(52,706)
Cash used in discontinued operations	(593)	(3,832)
Decrease in cash and cash equivalents	(6,841)	(56,538)
Cash and cash equivalents at beginning of period	89,719	126,491
Cash and cash equivalents at end of period	$82,878	$69,953
Supplemental disclosures:
Cash paid for interest	$4,475	$5,375
Cash paid for income taxes	$194	$86

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1.   Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the assessment of recoverability of long-lived assets, the valuation of investments in privately held companies, the recognition and measurement of income tax assets and liabilities, the accounting for stock-based compensation and the establishment of reserves for potential warranty costs. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of normal, recurring adjustments necessary for the fair presentation of the results of the interim periods presented. On April 29, 2005, the Company completed its sale of its optoelectronics operation in Pennsylvania and its optoelectronics subsidiary in Mexico (see Note 3). In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the balance sheets have been adjusted to reflect the assets and liabilities of the Pennsylvania and Mexico optoelectronics operations as held for sale. Additionally, the statements of operations and cash flows have been adjusted to reflect the results of these optoelectronics operations as discontinued operations for the periods presented.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2004, as included in the Company’s 2004 Annual Report on Form 10-K as filed with the SEC on March 15, 2005.

The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarter, which was April 2, 2005. For convenience, the Company has indicated that its first quarter ended on March 31. The Company’s fiscal year ends on December 31.

Reclassifications

Where necessary, prior period amounts have been reclassified to conform to the current period presentation. Reclassifications made to the 2004 financial statements include adjustments to reclassify auction rate preferred securities from cash and cash equivalents to short-term investments. As a result, purchases and sales of available-for-sale securities included in the Company’s cash flow statement were increased $57,250 and $80,500, respectively, for the three months ended March 31, 2004, to account for the reclassification of the auction rate preferred securities. These reclassifications had no effect on net income or loss or stockholders’ equity as previously reported.

Stock-Based Compensation

The Company accounts for compensation cost related to employee stock options and other forms of employee stock-based compensation plans other than ESOP in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and

related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company also applies SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. Beginning in the first quarter of 2006, the Company will be required to account for stock-based compensation under SFAS No. 123(R), Share-Based Payment, which will require the Company to recognize the cost on its financial statements. See “Recent Accounting Pronouncements” below for further discussion.

The Company continues to apply the provisions of APB No. 25 in accounting for its plans. As the fair value was equal to the grant price on the date of grant, no compensation cost has been recognized for its stock-based compensation awards in the financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock-based compensation awards under SFAS No. 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated in the following table:

	Three Months Ended March 31,
	2005	2004
Net income (loss) as reported	$(7,745)	$2
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(3,930)	(10,709)
Pro forma net loss	$(11,675)	$(10,707)
Earnings per share:
Basic and Diluted—as reported	$(0.06)	$0.00
Basic and Diluted—pro forma	$(0.08)	$(0.08)

2.   Business Combinations

On January 2, 2005, the Company successfully completed the acquisition of TFR Technologies, Inc. (“TFR”), a manufacturer and developer of thin film resonator filters for communication applications using bulk acoustic wave (“BAW”) or film bulk acoustic wave (“FBAR”) technology. The Company believes that BAW technology is critical to developing higher frequency filters for next generation wireless communication products and is a natural complement to the Company’s SAW filters. The Company paid $2,920 in cash on the closing date and will pay an additional $2,263 in cash within one year after the closing date. The Company is also obligated to pay royalties on revenue it recognizes from TFR technology based products over the four year period subsequent to the closing date, up to a maximum of $3,000. The Company also expects to incur employee retention charges of up to $1,738, which will be expensed over a period of up to 18 months after the closing date. During the three months ended March 31, 2005, the Company incurred $414 of these charges. The results of operations for the TFR acquisition are included in the Company’s consolidated statement of operation for the three months ended March 31, 2005.

The TFR acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. Details of the purchase price are as follows:

Cash paid at closing	$2,920
Cash due within one year(1)	2,263
Acquisition costs(2)	162
Total	$5,345

(1)                 The Company may also be required to pay up to an additional $3,000 for royalties which will be recognized as additional goodwill. The amount is based upon future revenue the Company recognizes from TFR technology based products over the four year period after the closing date.

(2)                 The Company expects to incur up to an additional $1,738 of charges related to employee retention. These charges will be expensed throughout a period of up to 18 months after the closing date. During the three months ended March 31, 2005, the Company incurred $414 of these charges.

The purchase price was allocated to the assets and liabilities based upon fair values as follows:

Cash	$370
Accounts receivables and other assets	695
Property, plant and equipment	716
Intangible assets (Note 7)	936
Goodwill (Note 7)	2,842
Payables and other liabilities	(214)
Total	$5,345

Pro forma results of operations have not been presented for this acquisition because its effect was not material on either an individual or aggregate basis.

3.   Discontinued Operations

During the first quarter of 2005, the Company concluded that its optoelectronics operations were not going to meet the revenue projections it had when the Company initially acquired the operations from Agere Systems, Inc. in January 2003. Further, significant reductions in average selling prices combined with reduced valuation for new technologies with improved performance has led to continued losses from these operations for the Company. As a result, the Company decided to dispose of these operations and on April 14, 2005, entered into an agreement to sell its optoelectronics operation in Breinigsville, Pennsylvania and its optoelectronics subsidiary in Matamoros, Mexico to CyOptics, Inc. (“CyOptics”). With the sale, the Company believes it will benefit from focusing its attention on its wireless handset, base station, defense and wireless broadband access markets and build upon its portfolio of semiconductor and filter products. The transaction allows the Company to exit its optoelectronics operation that manufactures indium phosphide (“InP”) optical components. The sale, completed on April 29, 2005, was an asset sale including the products, manufacturing equipment, inventory, the Mexican entity, related intellectual property rights and other assets that constitute the operation that manufactures InP optical chips and components for the optical networking market. The terms of the sale were $13,500 cash at closing, a promissory note for approximately $5,500 (subject to adjustment based on the value of certain working capital accounts) and preferred stock representing approximately 10% of the voting shares of CyOptics. CyOptics also assumed certain liabilities associated with the optoelectronics operations.

Separately, on March 7, 2005, TriQuint Optoelectronics, a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement (the “Agreement”) to sell to Anthem Partners, LLC

(“Anthem”) the land and building and related facilities occupied by TriQuint’s optoelectronics operations in Breinigsville, Pennsylvania (the “Facility Sale”). The gross sales price is approximately $9,300, less commissions and certain facility clean-up and other costs. Pursuant to the Agreement, the Company and Anthem have agreed to negotiate in good faith a lease for approximately 90,000 square feet of the 849,000 square foot facility for the Company’s optoelectronics operations based upon the general terms set forth in the Agreement. The lease term will be two years from the Facility Sale closing, with an option to renew. In association with the sale of the Company’s optoelectronics operations to CyOptics on April 29, 2005, the Company executed a lease with CyOptics as a tenant with terms acceptable to Anthem. The Company intends to assign the lease to Anthem as the new landlord at the time of the Facility Sale closing and will guarantee the base rent due from CyOptics to Anthem under the initial two year lease term. The Facility Sale is subject to customary closing conditions and is expected to occur in the second quarter of 2005. At March 31, 2005 and December 31, 2004, the facility was recorded on the Company’s consolidated balance sheet at $8,000 in the “Assets held for sale” line item.

The Company’s condensed consolidated financial statements have been reclassified for all periods presented to reflect the Breinigsville, Pennsylvania and Matamoros, Mexico optoelectronics operations as discontinued operations. The Company first reflected these operations as discontinued operations in the first quarter of 2005 when the Company decided to discontinue the operations. In accordance with GAAP, the revenues, costs and expenses directly associated with the optoelectronics business have been reclassified as discontinued operations on the condensed consolidated statements of operations for all periods presented. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations. Additionally, all assets and liabilities of the Breinigsville, Pennsylvania and Matamoros, Mexico operations have been reclassified as held for sale on the Company’s condensed consolidated balance sheets for all periods presented, and the Company’s condensed consolidated statements of cash flows has been recast to reflect the operations in Breinigsville, Pennsylvania and Matamoros, Mexico as discontinued operations for all periods presented.

Operating results of the discontinued optoelectronic operations are as follows:

	Three Months Ended March 31,
	2005	2004
Revenues	$7,421	$10,169
Cost of goods sold	5,807	8,884
Gross profit	1,614	1,285
Research, development and engineering	1,519	3,458
Selling, general and administrative	1,275	1,997
Reduction in force	495 (1)	(614	)(2)
Gain on disposal of equipment	(1,556)	(908)
Total operating expenses	1,733	3,933
Loss from operations	(119)	(2,648)
Foreign currency gain	5	39
Other	16	(23)
Other income (expense), net	21	16
Loss from discontinued operations before income tax expense	(98)	(2,632)
Income tax expense	32	11
Net loss from discontinued operations	$(130)	$(2,643)

(1)                 In the fourth quarter of 2004, the Company repositioned its optoelectronics product strategy. As part of this restructuring the Company terminated approximately 110 employees in Pennsylvania and approximately 90 employees in Mexico. At the time of the restructuring, the Company’s optoelectronics operations incurred severance and related payroll costs of $2,337, of which $1,485 remained at December 31, 2004. During the first quarter of 2005, the Company’s optoelectronics operations incurred an additional $495 of charges related to the repositioning. These charges resulted from post-termination costs associated with transitioning employees who completed their services to the business in the first quarter of 2005. As of March 31, 2005, a liability of $447 remained in connection with the repositioning and was included in “Liabilities held for sale” on the Company’s condensed consolidated balance sheet. The severance charges are included in the discontinued operations portion of the Company’s condensed consolidated statements of operations.

(2)                 As part of the Agere purchase in the first quarter of 2003, the Company recorded an accrued severance liability of $1,800, of which $838 remained as of December 31, 2003. This amount was reduced by $614 during the first quarter of fiscal year 2004 to reflect a reduction in the number of employees originally expected to be impacted from the acquisition due to normal attrition of the workforce which reduced the estimated involuntary workforce reductions. The reduction is included in the discontinued operations portion of the Company’s condensed consolidated statements of operations. As of March 31, 2004, $157 of the liability remained for the unpaid portion of the severance costs. No liability remained at December 31, 2004.

The carrying value of the assets and liabilities held for sale of the discontinued optoelectronic operations included in the consolidated balance sheets are as follows:

	March 31, 2005	December 31, 2004
Assets held for sale:
Cash	$42	$285
Accounts receivable, net	4,511	4,477
Inventories, net	8,766	10,127
Other long-term assets(1)	15,657	16,130
Prepaid expenses	693	637
Other assets	426	710
Assets held for sale	$30,095	$32,366
Liabilities held for sale:
Accounts payable and accrued expenses	$11,600	$14,310
Other liabilities	348	372
Liabilities held for sale	$11,948	$14,682

(1)                 Prior to the sale of the Company’s optoelectronics operations in Breinigsville, Pennsylvania and Matamoros, Mexico, the Company had identified certain long-term assets as held for sale. These assets included the Pennsylvania facility ($8,000), a variety of equipment used for optoelectronics fabrication and assembly operations at the Pennsylvania and Mexico facilities, and intangible assets related to the optoelectronics business ($972). During the three months ended March 31, 2005, the Company sold $171 of the assets it had classified as held for sale as of December 31, 2004 and disposed of $144 of the assets. Additionally, the Company transferred $233 of the assets classified as held for sale to the Company’s Texas and Florida operations and reclassified these assets as held and used at their fair value. The Company also classified $75 of assets as held for sale during the three months ended March 31, 2005.

In connection with the sale, the Company is expected to incur approximately $500 of facility clean-up and other costs, approximately $600 of commissions and legal fees and approximately $600 of severance and employee retention costs to be recognized in the second quarter of 2005. During the first quarter of 2005, $65 of legal fees were incurred and included in the Company’s results of discontinued operations.

4.   Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), Share-Based Payment, which replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flow. Currently, the Company uses the Black-Scholes model for option expense calculation and presents pro forma disclosure of the income statement effect in financial statement footnotes only under APB No. 25. However, under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative and all share-based payments to employees, including grants of employee stock options, will be recognized in the financial statements based on their fair values. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. SFAS 123(R) is effective for public companies with annual periods that begin after June 15, 2005. In anticipation of the effective date, the Company has accelerated the vesting of options, excluding option grants to the Company’s board members and chief executive officer, with an option price equal or greater to $9.00 per share in the fourth quarter of 2004. The acceleration was done as part of a comprehensive review of the Company’s entire benefits program and the decision to accelerate some of the Company’s options was made after review of the Company’s current stock price, the competitive standpoint for the Company from the options, the benefit of the options to the employees and the potential effects of SFAS No. 123(R). The closing price of the Company’s stock, as reported on the Nasdaq National Market, on the date of the option vesting was $4.00 per share. The Company expects the adoption of SFAS 123(R) will have a material impact on its results of operations however the Company has not yet determined the method of adoption, the effect of adopting SFAS 123(R), or whether adoption in the first quarter of 2006 will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, in an effort to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s current accounting policy complies with the requirements of the new standard.

In November 2004, the FASB ratified a consensus reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations. A number of issues have arisen in practice in applying the criteria in paragraph 42, and the following broad categories of issues related to the application of both criteria in that paragraph have been identified: (a) whether the intent of the paragraph is that all operations and cash flows of the disposal component be eliminated from the ongoing operations of the entity or whether some minor level of operations or cash flow may remain; (b) if some insignificant level of operations or cash flows of the disposal component can continue without precluding discontinued operations reporting, the level at which “significance” should be measured; and (c) in applying the paragraph, the factors to consider in determining whether the selling entity has retained “significant continuing involvement” in the disposed component. As of March 31, 2005, the Company identified the optoelectronics operations as a discontinued operation pursuant to EITF 03-13 and has presented the consolidated financial statements accordingly.

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

5.   Net Income (Loss) Per Share

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

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended March 31,
	2005	2004
Shares for basic net income (loss) per share:
Weighted-average shares outstanding—Basic	138,785	135,773
Dilutive securities	—	6,606
Weighted-average shares outstanding—Dilutive	138,785	142,379

For the three months ended March 31, 2005 and 2004, options and other exercisable convertible securities totaling 22,185 and 10,219 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

6.   Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	March 31, 2005	December 31, 2004
Inventories, net:
Raw materials	$19,574	$21,447
Work-in-process	19,149	19,047
Finished goods	18,993	21,436
	57,716	61,930
Reserve for excess and obsolescence	(12,575)	(12,311)
	$45,141	$49,619

7.   Goodwill and Other Acquisition-Related Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to perform impairment tests of goodwill at least annually or when events and circumstances warrant. The Company intends to perform this test in the fourth quarter of each year. During the three months ended March 31, 2005 and 2004, there were no impairments or impairment indicators present and no loss was recorded. Goodwill and other acquisition-related intangible assets are included in “Other non-current assets, net” on the Company’s condensed consolidated balance sheet.

Information regarding the Company’s other acquisition-related intangible assets is as follows:

	Useful	March 31, 2005			December 31, 2004
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Non-Amortizing:
Goodwill		$3,292	$—	$3,292	$450	$—	$450
Amortizing:
Patents, trademarks and other	<1 - 10	8,352	6,182	2,170	7,416	5,605	1,811
Total intangible assets		$11,644	$6,182	$5,462	$7,866	$5,605	$2,261

During the three months ended March 31, 2005, the Company recorded $2,842 of goodwill and $936 of amortizing intangible assets associated with the Company’s acquisition of TFR Technologies, Inc. (see Note 2). The fair value of the intangible assets acquired as part of the acquisition were determined by management, which considered a number of factors including an evaluation by an independent appraiser, and given useful lives that range from less than one year to ten years. The goodwill was recorded as the excess of the total consideration paid for TFR, less the net assets identified. Evaluation of this amount will be reviewed on a yearly basis, or as circumstances warrant, in accordance with SFAS No. 142. Amortization expense of amortizing intangible assets was $577 and $459 for the three months ended March 31, 2005 and 2004, respectively.

8.   Assets and Liabilities Held for Sale

As of March 31, 2005, the Company had $30,125 of assets held for sale as compared to $33,890 as of December 31, 2004. The balances as of March 31, 2005 and December 31, 2004 were as follows:

•       Due to the April 2005 sale of the Company’s optoelectronics operations in Breinigsville, Pennsylvania and Matamoros, Mexico, the Company has included the assets of these operations as held for sale on the Company’s condensed consolidated balance sheet for all periods presented accordance with GAAP. As of March 31, 2005 and December 31, 2004 these assets accounted for $30,095 and $32,366, respectively, of the consolidated balance (see Note 3).

•       As of March 31, 2005 and December 31, 2004, the Company held $30 and $850 of assets obtained from the liquidation of an investment the Company had in a privately held company. During the first quarter of 2005, the Company sold $725 of the assets and disposed of $33 of the assets, resulting in a net gain of $5. The Company also reclassified $62 of the assets during the period as held and used at their fair value in accordance with GAAP. No gain or loss was recorded on this transaction.

•       As of December 31, 2004, the Company held $674 of equipment located at the Company’s Texas facility. During the first quarter of 2005, the Company transferred these assets back into production at their fair value in accordance with GAAP. As a result of the transaction, the Company recorded an impairment charge of $31 during the three months ended March 31, 2005. As of March 31, 2005, none of these assets remained.

As of March 31, 2005 and December 31, 2004, the Company had $11,948 and $14,682, respectively, of liabilities held for sale. These liabilities are the liabilities recorded by the Company’s optoelectronics operations in Breinigsville, Pennsylvania and Matamoros, Mexico. In accordance with GAAP, these liabilities are classified as held for sale on the Company’s condensed consolidated balance sheet for all periods presented due to the sale of these operations in the second quarter of 2005 (see Note 3).

9.   Product Warranty

The Company estimates the potential liability for costs to repair or replace products under warranties and technical support costs when the related product revenue is recognized. The liability for product warranties is calculated based on a combination of factors including historical product return experience, known product warranty issues with specific customers, and judgment of expected levels of returns based on economic and other factors. An accrual for expected warranty costs results in a charge to the financial results in the period recorded. This liability can be difficult to estimate and, if the Company experiences warranty claims in excess of projections, the Company may need to record additional accruals which would adversely affect the financial results. The liability for product warranties for operations is included in “Accounts payable and accrued expenses” on the Company’s condensed consolidated balance sheet.

The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense for operations:

	Three Months Ended March 31,
	2005	2004
Beginning balance	$1,181	$2,011
Accruals	381	144
Deductions	(223)	(1,046)
Ending balance	$1,339	$1,109

10.   Property, Plant and Equipment

Property, plant and equipment for operations consisted of the following:

	March 31, 2005	December 31, 2004
Land	$19,691	$19,691
Buildings	92,118	92,113
Leasehold improvements	1,304	1,299
Machinery and equipment	238,770	238,073
Furniture and fixtures	4,930	4,903
Computer equipment and software	20,051	21,042
Assets in process	5,882	3,961
	382,746	381,082
Accumulated depreciation	(187,254)	(181,564)
	$195,492	$199,518

For the three months ended March 31, 2005 and 2004, the Company incurred depreciation expense of $9,149 and $8,827, respectively.

11.   Comprehensive Income (Loss)

The components of other comprehensive income (loss), net of tax, were as follows:

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$(7,745)	$2
Other comprehensive income:
Net unrealized gain (loss) on cash flow hedges	(238)	30
Net unrealized gain (loss) on available for sale investments	(1,569)	144
Comprehensive income (loss)	$(9,552)	$176

12.   Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations are remeasured at the prior month’s balance sheet rate. To manage its exposure to foreign currency exchange rate fluctuations, the Company enters into derivative financial instruments, including hedges. The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized into earnings. For the three months ended March 31, 2005, the Company reported foreign currency gains from remeasurement and hedging activity of $72, compared to foreign currency losses from remeasurement and hedging activity of $78 for the three months ended March 31, 2004.

As of March 31, 2005 and 2004, the Company had forward currency contracts outstanding of $5,241 and $34,331, respectively. The contracts designated as cash flow hedges at March 31, 2005 and 2004 were approximately $5,241 and $2,170, respectively. The contracts designated as balance sheet hedges used to hedge exposure to foreign receivables at March 31, 2004, were approximately $32,161. The Company had no balance sheet hedges as of March 31, 2005.

13.   Reduction in Force

In the first quarter of 2004, the Company accrued and recorded as a charge to earnings $295 for severance costs associated with a reduction in force of approximately 10 employees assigned to its Texas operations. The charge was a result of the Company’s ongoing efforts to align costs and capacity with its levels of production and revenue. As of March 31, 2004, a liability of $184 remained for the unpaid portion of these severance costs and was included in “Accounts payable and accrued expenses” on the Company’s condensed consolidated balance sheet. No liability remained at December 31, 2004.

The following table details the severance activity for periods presented:

	Three Months Ended March 31,
	2005	2004
Beginning severance liability	$—	$—
Severance charges incurred	—	295
Severance disbursements	—	(111)
Ending severance liability	$—	$184

14.   Commitments and Contingencies

Legal Matters

In February 2003, several nearly identical putative civil class action lawsuits were filed in the United States District Court for the Middle District of Florida against Sawtek, Inc., the Company’s wholly owned subsidiary since July 2001. The lawsuits also named as defendants current and former officers of Sawtek and the Company. The cases were consolidated into one action, and an amended complaint was filed in this action on July 21, 2003. The amended class action complaint is purportedly filed on behalf of purchasers of Sawtek’s stock between January 2000 and May 24, 2001, and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as Securities and Exchange Commission Rule 10b-5, by making false and misleading statements and/or omissions to inflate Sawtek’s stock price and conceal the downward trend in revenues disclosed in Sawtek’s May 23, 2001 press release. The complaint does not specify the amount of monetary damages sought. Sawtek and the individual defendants filed their motion to dismiss on September 3, 2003, and briefing on the motion was completed on November 19, 2003. The court heard oral argument on November 21, 2003, and issued an order partially denying the motion to dismiss on December 19, 2003. Specifically, the court found that the complaint was not barred by the statute of limitations, but reserved ruling on the other aspects of the motion to dismiss. Because the statute of limitations issue is a novel question of law, the court stayed the proceedings in this case to allow the defendants to file an interlocutory appeal to the Eleventh Circuit Court of Appeals. The defendants duly filed for interlocutory appeal on January 22, 2004. Because the Court of Appeals is considering the identical issue in another matter, the appeal process has been stayed, pending the Court of Appeals’ decision in the other matter. The Company denies the allegations contained in the complaint and intends to continue its vigorous defense against these claims.\

On March 16, 2005, Preferred Real Estate Investments, Inc. ("PREI") filed a complaint against our subsidiary, TriQuint Optoelectronics, Inc., in the Court of Common Pleas of Lehigh County, Pennsylvania (the “court”) alleging specific performance and general damages relating to negotiations for the sale of our facility in Breinigsville, Pennsylvania to Anthem Partners, LLC. In addition, on March 24, 2005, PREI filed a lis pendens against the facility. On May 9, 2005, the court granted our motion and struck the lis pendens. Furthermore, on April 4, 2005 we filed an answer to PREI’s complaint, and on April 25, 2005 PREI filed a response to our answer. On May 5, 2005, we filed a motion for summary judgment against PREI regarding the complaint, and the motion for summary judgment is still pending. We deny any wrongdoing and intend to vigorously defend ourselves in this action.

15.   Convertible Subordinated Notes

There were no repurchases of the Company’s 4% convertible subordinated notes during the three months ended March 31, 2005 and 2004. At March 31, 2005, the Company had $223,755 of convertible subordinated notes outstanding and net capitalized issuance costs of $1,971 as compared to $223,755 of convertible subordinated notes outstanding and $2,228 of net capitalized issuance costs at December 31, 2004. During the three months ended March 31, 2005 and 2004, the Company amortized $256 and $330, respectively, of the capitalized issuance costs.

16.   Income Taxes

The net income tax expense from continuing operations for the three months ended March 31, 2005 was $92, compared to a net income tax benefit of $236 for the three months ended March 31, 2004. The net tax expense for the three months ended March 31, 2005 was primarily due to taxes in Costa Rica, Mexico and Japan. The net tax benefit for the three months ended March 31, 2004 was primarily the result of recording a receivable of $300 for a refund due of an amount paid in a prior year, offset by tax accruals associated with foreign operations. The current deferred tax liability includes the TFR acquisition, offset by the valuation allowance. The Company’s deferred tax liability recorded on its condensed consolidated balance sheet relates primarily to management’s estimate of the income tax expense in the jurisdictions in which the Company has operations. The Company currently receives tax benefits due to a partial tax holiday associated with its Costa Rican operation. For the three months ended March 31, 2005 and 2004, this benefit was approximately $319 and $554, respectively. The tax holiday expires in 2007.

17.   Segment Information

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

The Company’s sales outside of the United States for the three months ended March 31, 2005 and 2004 were approximately 54% and 52%, respectively, of total revenues.

18.   Subsequent Events

On April 14, 2005, the Company entered into an asset purchase agreement to sell its optoelectronics operation in Breinigsville, Pennsylvania and its optoelectronics subsidiary in Matamoros, Mexico to CyOptics, Inc., a private optical components manufacturer. The agreement included the sale of the products, manufacturing equipment, inventory, the Mexican entity, related intellectual property rights and other assets that constitute the operation that manufacturers indium phosphide (“InP”) optical chips and components for the optical networking market. On April 29, the Company completed the sale. The terms of the sale were $13,500 cash at closing, a promissory note for approximately $5,500 (subject to adjustment based on the value of certain working capital accounts) and preferred stock representing approximately 10% of the voting shares of CyOptics. CyOptics also assumed certain liabilities associated with the optoelectronics operations (see Note 3).

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to expected demand in the wireless phone market, the base station and broadband markets and the defense market; critical accounting estimates; warranty costs; acquisition of TFR Technologies, Inc; sale of the optoelectronics operation in Breinigsville, Pennsylvania and Matamoros, Mexico; the sale of the optoelectronics facility to Anthem Partners, LLC; any projections of revenue, wireless phones market penetration, operating expenses, transactions affecting liquidity; and capital resources. In some cases, you can identify forward-looking statements by terminology such as “anticipates”, “appears”, “believes”, “continue”, “could”, “estimates”, “expects”, “goal”, “hope”, “intends”, “may”, “our future success depends”, “plans”, “potential”, “predicts”, “projects”, “reasonably”, “seek to continue”, “should”, “thinks”, “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section of this report titled “Factors Affecting Future Operating Results”. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

We are a global supplier of high-performance components and modules for communications applications. Our focus is on the specialized expertise, materials and know-how for radio frequency (“RF”) and intermediate frequency (“IF”) applications. We enjoy diversity in our markets, applications, products, technology and customer base. We provide customers with standard and custom product solutions as well as foundry services in the wireless phones, wireless infrastructure networks and defense markets. Our products are designed on various wafer substrates including compound semiconductor materials such as gallium arsenide (“GaAs”), using a variety of device technologies such as surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”). Using these materials, devices and our proprietary technology, our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. Our customers include major communication companies worldwide.

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions to applications in the wireless phone, wireless infrastructure and defense markets. Our mission is, “Connecting the Digital World to the Global Network”, and we accomplish this through a diversified product portfolio within the communications industry. We strive to be a premier supplier of solutions based on complex materials such as GaAs and other compound semiconductor materials and SAW and BAW based products. In wireless phones, we provide high performance RF filters, duplexers, receivers, small signal components, power amplifiers, switches, and integrated passive components. We have developed of RF front-end modules with the goal of maximizing content and minimizing stacked margins. In wireless infrastructure networks, we are a supplier of active and passive components for RF communications and we are a significant supplier of SAW filters to base stations. We estimate the global number of subscribers to wireless communications to grow from approximately 1.3 billion in 2002 to approximately 1.7 billion by 2006.

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

The wireless phone market grew to industry estimates of over 680 million units sales in 2004 and industry projections are for approximately 730 million unit sales in 2005. We believe we are uniquely positioned to take advantage of the integration for cost reduction trend we see in the market as we are the only supplier to offer a complete portfolio of high volume, cost effective technologies that support the integration of filtering, switching and RF power components. However, the impact of direct conversion architectures, which reduces the need for some of our products in CDMA handsets, is expected to reduce our revenues by $20.0 million to $26.0 million in 2005 as compared to 2004.

The base station and broadband markets overall are estimated to be stable in 2005 as compared to 2004.

The defense market is stable and long-term. Revenues in the first quarter of 2005 were down $1.4 million from the first quarter of 2004, however, we are actively engaged with multiple defense industry contractors in the development of next-generation phased array systems, have key design wins in major projects such as the Joint Strike Fighter and F-22, and expect to participate in other large projects such as the B-2 radar upgrade. Additionally, during the first quarter of 2005 we entered into a multi-year contract from the Defense Advanced Research Projects Agency (“DARPA”) to develop high power wide band amplifiers in gallium nitride. We expect these programs to expand throughout 2005 and 2006.

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

Revenue Recognition

We derive revenues primarily from the sale of standard and customer-specific products and services in the wireless phone, broadband wireless access, base station and defense markets. We also receive revenues from foundry services, non-recurring engineering fees and cost-plus contracts for research and development work, which collectively are less than 5% of consolidated revenues for any period. Our revenues also include nonrecurring engineering revenues related to the development of customer-specific products. Our markets during these comparative periods include wireless phones, base stations, defense and broadband which includes wireless LAN (Local Area Network), satellite, optical networking, point-to-point radios, automotive and other. Our distribution channels include our direct sales staff, manufacturers’ representative firms, and distributors. Sales of our products are generally made through either our sales force and independent manufacturers’ representatives or through our stocking distributor. The majority of our shipments are made directly to our customers, with shipments to our manufacturing representatives and our stocking distributor, accounting for less than 10% of total revenues during 2004 and the first quarter of 2005.

Revenues from the sale of standard and customer-specific products are recognized when title to the products pass to the buyer. Revenues from foundry services and non-recurring engineering fees are recorded when the service is completed or upon certain milestones as provided for in the agreements. Revenues from cost-plus contracts are recognized on the percentage of completion method based on the costs incurred to date and the total contract amount, plus the contractual fee. Revenues from our distributor are recognized when the product is sold to the distributor. Our distribution agreements provide for selling prices that are fixed at the date of sale, although we occasionally offer price concessions which are specific, of a fixed duration and are reserved for. Further, the distributor is obligated to pay the amount and it is not contingent on reselling the product; the distributor takes title to the product and bears substantially all of the risks of ownership; the distributor has economic substance; we have no significant obligations for future performance to bring about resale; and the amount of future returns can be reasonably estimated. We allow our distributor to return products for warranty reasons as well as for exchange products, within certain limitations. Customers can only return product for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

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

Investments in Privately Held Companies

In previous years, we had made a number of investments in small, privately held technology companies in which we hold less than 20% of the capital stock or hold notes receivable. We account for these investments at their cost unless their value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. We evaluate the financial condition of the investee, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or poor operating results of the investees could result in additional other-than-temporary losses in future periods. As of March 31, 2005, we had $0.3 million, of investments in privately held companies.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. A significant amount of management judgment is involved with our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and international tax jurisdictions. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of March 31, 2005, we were not currently under audit by the U.S. taxing authorities. We concluded federal income tax audits for the U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. The 2003 German audit of our German subsidiary (TriQuint Semiconductor GmbH) is in progress. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate liability has been established for estimated exposures, though the potential exists for results to vary materially from these estimates.

We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We evaluate the need for a valuation allowance on a regular basis and adjust as needed. These adjustments have an impact on our financial statements in the periods in which they are recorded. In 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. As of March 31, 2005, this valuation allowance is still in place.

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

We allow only our distributor to exchange product for other than warranty reasons. If we are unable to repair or replace a product returned under warranty, we will issue a credit for a warranty return.

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

The accounting for stock-based compensation involves a number of estimates about the expected lives of stock options, interest rates, stock volatility, and assumptions as well as the selection of a valuation model. We have selected to use the Black-Scholes option valuation model. A change in any of these estimates or a selection of a different option pricing model could have a material impact on our pro forma net income (loss) disclosures. Beginning in the first quarter of 2006, we will be required to account for stock-based compensation under SFAS No. 123(R), Share-Based Payment’, which will require us to recognize the estimate on our financial statements. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further discussion.

Acquisition of TFR Technologies, Inc.

On January 2, 2005, we successfully completed the acquisition of TFR Technologies, Inc. (“TFR”), a manufacturer and developer of thin film resonator filters for communication applications using bulk acoustic wave (“BAW”) or film bulk acoustic wave (“FBAR”) technology. We believe that BAW technology is critical to developing higher frequency filters for next generation wireless communication products and is a natural complement to our SAW filters. We paid $2.9 million on the acquisition date and will pay an additional $2.3 million within one year after the closing date. We are also obligated to pay royalties on revenue we recognizes from TFR technology based products over the four period subsequent to the closing date, up to a maximum of $3.0 million. We also expect to incur employee retention charges of up to $1.7 million, which will be expensed over a period of up to 18 months after the closing date as incurred.

The TFR acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. Details of the purchase price are as follows:

(in millions)
Cash paid at closing	$2.9
Cash due within one year(1)	2.3
Acquisition costs(2)	0.1
Total	$5.3

(1)                 We may also be required to pay up to an additional $3.0 million for royalties which will be recognized as additional goodwill. The amount is based upon future revenue we recognizes from TFR technology based products over the four year period after the closing date.

(2)                 We expect to incur up to an additional $1.7 million of charges related to employee retention. These charges will be expensed throughout a period of up to 18 months after the closing date. During the three months ended March 31, 2005, we incurred $0.4 million of these charges.

The purchase price was allocated to the assets and liabilities based upon fair values as follows:

(in millions)
Cash	$0.4
Accounts receivables and other assets	0.7
Property, plant and equipment	0.7
Intangible assets	0.9
Goodwill	2.8
Payables and other liabilities	(0.2)
Total	$5.3

Discontinued Operations

During the first quarter of 2005, we concluded that our optoelectronics operations were not going to meet the revenue projections we had when we initially acquired the operations from Agere Systems, Inc. in January 2003. Further, significant reductions in average selling prices combined with reduced demand and valuation for new technologies with improved performance in the optoelectronic market has led to continued losses from these operations for us. As a result, we decided to sell these operations and on April 14, 2005, entered into an agreement to sell our optoelectronics operation in Breinigsville, Pennsylvania and our optoelectronics subsidiary in Matamoros, Mexico to CyOptics, Inc. (“CyOptics”). With the sale, we believe we will benefit from focusing our attention on our growing wireless handset, base station, defense and wireless broadband access markets and build upon our successful portfolio of semiconductor and filter products. The transaction allows us to exit our optoelectronics operation that manufactures indium phosphide (“InP”) optical components; however, we will continue to manufacture and sell gallium arsenide (“GaAs”) based semiconductor related products for the optoelectronics market produced at our Oregon and Texas facilities. Revenue from GaAs related optical products accounted for approximately 5% of our revenues in 2004 and approximately 3% during the first quarter of 2005. The sale, completed on April 29, 2005, was an asset sale including the products, manufacturing equipment, inventory, the Mexican entity, related intellectual property rights and other assets that constitute the operation that manufactures InP optical chips and components for the optical networking market. The terms of the sale were $13.5 million cash at closing, a promissory note for approximately $5.5 million (subject to adjustment based on the value of certain working capital accounts) and preferred stock representing approximately 10% of the voting shares of CyOptics. CyOptics also assumed certain liabilities associated with the optoelectronics operations.

Separately, on March 7, 2005, TriQuint Optoelectronics, a wholly-owned subsidiary, entered into a purchase and sale agreement (the “Agreement”) to sell to Anthem Partners, LLC (“Anthem”) the land and building and related facilities occupied by our optoelectronics operations in Breinigsville, Pennsylvania (the “Facility Sale”). The gross sales price is approximately $9.3 million, less commissions and certain facility clean-up and other costs. Pursuant to the Agreement, we have agreed to negotiate in good faith a lease for approximately 90,000 square feet of the 849,000 square foot facility for optoelectronic operations based upon the general terms set forth in the Agreement. The lease term will be two years from the closing of the Facility Sale, with an option to renew. In connection with the sale of our optoelectronics operations to CyOptics, we have executed a lease with CyOptics as a tenant with terms acceptable to Anthem. We intend to assign the lease to Anthem as the new landlord at the time of the closing of the Facility Sale. We will guarantee the base rent due from CyOptics to Anthem under the initial two year lease term. The Facility Sale is subject to customary closing conditions and is expected to occur in the second quarter of 2005.

Our condensed consolidated financial statements have been reclassified for all periods presented to reflect the Breinigsville, Pennsylvania and Matamoros, Mexico optoelectronics operations as discontinued operations.

Assets and Liabilities Held for Sale

As noted above, we have accounted for our optoelectronics operations in Breinigsville, Pennsylvania and Matamoros, Mexico, as discontinued operations, in accordance with GAAP. As a result, we have classified the assets and liabilities associated with these operations as held for sale. As of March 31, 2005 we had classified $30.1 million of assets and $11.9 million of liabilities as held for sale. As of December 31, 2004, we had classified $32.4 million of assets and $14.7 million of liabilities as held for sale. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion.

Additionally, during 2004 we had determined that we would sell excess equipment associated with our semiconductor manufacturing operations in Texas and Oregon and assets obtained from the liquidation of an investment we had in a privately held company. As of December 31, 2004, $1.5 million of these assests remained as held for sale. During the first quarter of 2005, we transferred $0.7 million of the excess equipment located at our Texas facility back into production at its fair market value in accordance with GAAP. As a result of the transaction, we recorded an impairment charge of less than $0.1 million during the three months ended March 31, 2005. As of March 31, 2005, none of these assets remained. During the first quarter of 2005, we also sold $0.7 million of the assets we obtained from the liquidation of an investment we had in a privately held company and disposed of less than $0.1 million of the assets. As a result of the transaction, we recorded a gain of less than $0.1 million. Further, during the first quarter of 2005, we reclassified $0.1 million of the assets as held and used in accordance with GAAP. No gain or loss was recorded on this transaction.

Results of Operations

On April 14, 2005, we announced that we had entered into an agreement to sell our indium phosphide (“InP”) based optical networking product lines in Breinigsville, Pennsylvania and Matamoros, Mexico, and related assets to CyOptics, Inc. The sale was completed on April 29, 2005 and included in the equipment, facility leases, inventory, accounts receivable, intellectual property rights and certain liabilities. In addition, on March 11, 2005, we announced the sale of the optoelectronics facility in Breinigsville, Pennsylvania used to manufacture the InP based optical networking products. As a result, in accordance with GAAP, the balance sheet reflects the assets and liabilities related to these operations as held for sale for all periods presented. Additionally, the statements of income and cash flows reflect the results of the InP optical networking business as discontinued operations for all periods presented. The following management discussion and analysis of operations addresses continuing operations only, unless otherwise noted. In addition, because our remaining revenues from GaAs based products for the optical networking end markets account for less than 5% of our consolidated revenues, we are now presenting our revenues based on the following end markets: wireless phones, broadband, base stations and defense.

The following table sets forth the results of our operations expressed as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
	2005	2004
Revenues	100.0%	100.0%
Cost of goods sold	72.5	64.6
Gross profit	27.5	35.4
Operating expenses:
Research, development and engineering	18.4	15.8
Selling, general and administrative	20.0	14.5
Reduction in workforce	—	0.4
Impairment of long-lived assets	0.1	—
Gain on disposal of equipment	(0.3)	—
Acquisition related charges	0.6	—
Total operating expenses	38.8	30.7
Operating income (loss)	(11.3)	4.7
Other income (expense):
Interest income	3.6	2.0
Interest expense	(3.7)	(3.8)
Foreign currency gain (loss)	0.1	(0.1)
Other, net	0.1	0.2
Total other income (expense), net	0.1	(1.7)
Income (loss) from continuing operations, before income tax	(11.2)	3.0
Income tax expense (benefit)	0.2	(0.3)
Income (loss) from continuing operations	(11.4)	3.3
Discontinued Operations:
Loss from discontinued operations, before income tax	(0.1)	(3.3)
Income tax expense (benefit)	0.1	0.0
Loss from discontinued operations	(0.2)	(3.3)
Net income (loss)	(11.6)%	0.0%

Three-Month Periods Ended March 31, 2005 and 2004

Revenues from Continuing Operations

Our revenues declined $12.8 million, or 16%, to $67.0 million in the first quarter of 2005 from $79.7 million in the first quarter of 2004. This decrease in revenue is a result of significantly lower sales of products for the wireless phone market, lower sales of products for wireless LAN, satellite, the base station market and slightly lower sales for defense, partially offset by increase in revenues for products for point-to-point radios. The demand for products in the first quarter of 2005 was generally weaker due to the overall softness in the economy especially in technology spending. Bookings have recently picked up and our book-to-bill ratio for the first quarter was 1.02 to 1, which is considered a favorable trend. Our revenues by end market for the first quarters of 2005 and 2004 were as follows:

	Three Months Ended March 31
(as a % of Total Revenues from Continuing Operations)	2005	2004
Wireless phones	39%	42%
Broadband wireless access and other	31%	31%
Defense	16%	15%
Base stations	14%	12%
Total	100%	100%

Wireless Phones

Our wireless phone market revenues are from electronic components for mobile phones including filters, amplifiers, receivers, duplexers, switches, mixers and other related items. We sell these component parts to phone manufacturers worldwide. The demand for components parts has been historically driven by the increasing usage of wireless phones and due to the complexity of wireless phones utilizing features such as multiband and global positioning systems which require more components. Worldwide, the total number of wireless phones in use continues to grow with Asia and Eastern Europe growing at the fastest rates. There are a number of wireless phone standards in use. GSM, CDMA, and TDMA refer to the primary wireless air interface standards used throughout the world. GSM (Global System for Mobile communications) is the most prevalent standard, utilized primarily in Europe and many parts of Asia with a growing presence in the U.S. This standard accounts for over 60% of total phone sales and subscribers worldwide. CDMA (Code Division Multiple Access) is the standard used principally in North and South America, Korea, and parts of China and India. Historically, we have more sales into CDMA applications as many of our products, such as IF SAW filters, receivers, duplexers, and triplexers are better suited for CDMA and in some cases are not used in GSM. TDMA (Time Division Multiple Access) is an older digital air interface standard that wireless phone manufacturers are phasing out. Our efforts to design and introduce products based on the GSM standard are an important element in our strategy and we believe we are gaining share in this large market. However, because most new phone architectures utilize a direct conversion system in CDMA phones, some of our products for CDMA phones such as IF filters and receivers are being phased out. As a result, our revenues from CDMA phones has begun to decline and are projected to further decline until we ramp up our new products for CDMA phones including duplexers and power amplifiers.

Our revenues for this end market declined approximately 26% in the first quarter of 2005 compared to the first quarter of 2004. The decline was primarily due to three factors: lower overall demand for components for handsets, lower average selling prices for certain products and the decline in our shipments of applications for CDMA phones due to direct conversion. During the first quarter of 2005, we experienced lower overall shipments due to inventory corrections by the leading worldwide cell phone manufacturers. In addition, our average selling prices of our RF and IF filters in particular declined from the year ago quarter. Lastly, our sales of IF filters declined from over 8 million units in the first quarter of

2004 to approximately 1.5 million units and our receivers from nearly 4.7 million units to 2.7 million units both from the year ago quarter compared to the first quarter of 2005 due largely to the use of direct conversion architecture in CDMA phones. Our revenues for power amplifiers and power amplifier modules increased significantly from a year ago. Overall, our revenue from CDMA applications declined, but our revenue from GSM increased due to our new GSM power amplifier modules. Our revenues from CDMA applications now account for approximately 65% of our sales to the wireless phone market compared to 82% in the first quarter of 2004. Correspondingly, our revenues from GSM applications now account for approximately 34% of our wireless phone revenue compared to about 16% in the first quarter of 2004. TDMA revenue continues to decline and is now only about 1% of wireless phone revenue.

Broadband wireless access and other

The broadband market includes a variety of applications such as point-to-point radios, wireless LAN, satellite systems, cable, automotive, GaAs based components for optical networks, and standard products. Revenues for most of these applications declined from the first quarter of 2004, except point-to-point radios and GaAs based optical components, which increased from the comparable period.

Revenues from this market were particularly strong in the first half of 2004 following several quarters of relatively soft demand. However, in the second half of 2004, orders declined resulting in reduced revenues for the first quarter of 2005 for the markets overall. Compared to the fourth quarter of 2004, revenues in this end market essentially flat with the exception in wireless LAN and satellite applications which recorded increased revenues.

Defense

Revenues from our defense related market decreased compared to the first quarter of 2004 due to the timing and roll out of large scale defense programs. Our products for this market typically are for phased array antenna and similar applications for fighter jets. These programs normally have long lead times but are somewhat stable. Recently, we have experienced an increase in orders in this market and expect a slight increase in revenue in the near term. In addition, our recent acquisition of TFR Technologies Inc. will add BAW filter revenue for defense applications and our recent DARPA (Defense Advanced Research Projects Agency) contract will add to this revenue as well. Gross margins for the DARPA business will be lower than average due to pass-through billings for subcontracted components of the project.

Base stations

We derive the bulk of our revenues from the base station market through the sale of SAW filters, foundry services, and other components. Revenues from this end market can vary significantly from quarter to quarter and are dependent on both new base station build out and upgrades to existing base stations. We experienced very strong base station revenue in the first three quarters of 2004 and then a softening of bookings in the third and fourth quarter of 2004, which impacted our revenue in the first quarter of 2005. Compared to the first quarter of 2004, our revenue in the base station market declined approximately 9%. Over 40% of our base station revenue was in GSM/GPRS/EDGE (global system for mobile communications/general packet radio service/enhanced data rates for global evolution) related applications in the first quarter of 2005.

Domestic and International Revenues

Revenues from domestic customers were $30.7 million during the first quarter of 2005, compared to $38.9 million during the first quarter of 2004. Revenues from international customers were $36.3 million for the first quarter of 2005, compared $40.8 million for the first quarter of 2004. Revenues from international customers continue to grow due to the increasing demand for wireless phones and infrastructure products from in Asia, South America and Eastern Europe where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. and Western Europe.

Revenue Outlook

We are projecting our revenues for the three months ending June 30, 2005 to be the same to slightly increased compared to the first quarter of 2005.

Gross Profit

Gross profit is defined as revenue less cost of goods sold. Cost of goods sold includes direct material, labor and overhead expenses and certain production costs related to non-recurring engineering revenue. In general, we derive a higher gross profit margin on lower volume products for base stations, point-to-point radios, and satellite systems, whereas products for wireless phones and WLAN markets are higher volume, price sensitive and generally lower margin products. Our gross profit margin as a percentage of revenue decreased to 27.5% in the first quarter of 2005, compared to 35.4% in the first quarter of 2004. The decrease was primarily due to lower overall sales resulting in less absorption of fixed overhead costs, lower average selling prices on SAW filters, and the fact that the results for the first quarter of 2004 included a $1.3 million benefit from the reclaim of platinum embedded in equipment that did not recur in the first quarter of 2005. In addition, the results in the first quarter of 2004 included certain adjustments for warranty and other reserves that were a benefit to gross margin whereas in the first quarter of 2005, we wrote off $0.8 million of excess and obsolete inventory. All of these factors are detrimental to the first quarter 2005 gross margin compared to the first quarter of 2004. Offsetting this in part is a $1.9 million benefit to gross margin from the settlement of an outstanding credit memo which had expired and was closed during the quarter, prohibiting additional claims.

Operating expenses

Research, development and engineering

Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product research and development expenses. Our research, development and engineering expenses for the first quarter of 2005 decreased 2.3% to $12.3 million, as compared to $12.6 million for the first quarter of 2004. This decrease was primarily the result of our ongoing cost reduction programs, which included reductions in our workforce, a change in our procedures on development of wafers, a consolidation of vendors for certain purchases, use of common computer aided design tools and reduced work hours due to lower demand.

Selling, general and administrative

Selling, general and administrative expenses include commissions, labor expenses for marketing and administrative personnel, and other corporate administrative expenses. Selling, general and administrative expenses for the first quarter of 2005 increased $1.9 million (16.2%) to $13.4 million, as compared to $11.5 million for the first quarter of 2004. The increase was primarily due to increased administrative costs to comply with Section 404 of the Sarbanes-Oxley Act of 2002, increased sales and marketing expenses and the inclusion of the costs from TFR Technologies Inc., which we acquired in January 2005.

Reduction in force

During the first quarter of 2004, we recorded a charge of $0.3 million associated with a reduction in force of approximately 10 employees assigned to our Texas operations. The charge was a result of our ongoing efforts to align costs and capacity with its levels of production and revenue. There was no similar charge recorded during the first quarter of 2005.

Impairment of long-lived assets and gain on disposal of equipment

We recorded an impairment of less than $0.1 million in the first quarter of 2005 for the write down of certain fabrication equipment held for sale to fair market value. In addition, we sold off certain excess equipment at auction and recorded a net gain of $0.2 million in the quarter.

Acquisition related charges

As part of our acquisition of TFR, we anticipate paying an earn-out payment to the majority shareholder of approximately $1.5 million, payable in one year, and retention bonuses of $0.2 million, payable in 2006. The cost for these amounts are being recognized over the requisite period resulting in $0.4 million of charges in the first quarter of 2005, which are recorded as expenses as incurred.

Other income (expense), net

In the first quarter of 2005, we recorded net other income of $0.1 million compared to net expense of $1.3 million in the first quarter of 2004. The primary reason for the net reduction in expense is the reduction in interest expense on our 4% convertible notes as we repurchased and retired $45.0 million of these notes in 2004. In addition, we are recording higher interest income earned on our cash and marketable securities portfolio, due to higher interest rates on short and intermediate term investments.

Income tax expense (benefit)

In the first quarter of 2005, we recorded $0.1 million of income tax expense due to taxes on foreign income compared to a benefit in the first quarter of 2004 related to tax refunds. A full valuation allowance was recorded against the net operating losses incurred during the first quarter of 2005.

Loss from discontinued operations

The discontinued operations relates to our indium phosphide based optoelectronics operation and facility that we sold in the second quarter of 2005. In accordance with GAAP, all of the current and historical statements have been recast to reflect this operation as a discontinued operation and its net results for the periods reported are reported on this line item.

We recorded a loss from discontinued operations of $0.1 million in the first quarter of 2005 compared to a loss of $2.6 million in the first quarter of 2004. The primary reason for the reduced loss is due to a significant restructuring of the business and reduction in workforce in the fourth quarter of 2004. In addition, we conducted an auction of excess optoelectronics equipment in the first quarter of 2005 and realized a net gain of $1.6 million.

Liquidity and Capital Resources

Liquidity

As of March 31, 2005, our cash, cash equivalents and marketable securities decreased $2.4 million (1%) to $385.7 million, from $388.1 million as of December 31, 2004. This decrease in cash, cash equivalents and marketable securities is primarily due to capital expenditures ($3.6 million), the acquisition of TFR ($2.7 million) and unrealized losses on investments ($1.6 million), partially offset by cash provided by continuing operations ($5.1 million). Additionally, we received proceeds from the sale of assets ($0.9 million) and used cash in our discontinued optoelectronics operations ($0.6 million). The cash provided by continuing operations primarily represents net loss, adjusted for gains and losses on disposals of assets, and depreciation and amortization ($2.2), a reduction in inventories ($4.5 million) and an increase in accounts payable and accrued expenses ($1.6 million), partially offset by an increase in other assets ($2.6 million) and account receivable ($0.6 million).

At March 31, 2005, our net accounts receivable balance increased $1.1 million (3%) to $36.8 million, from $35.7 million at December 31, 2004. The increase is primarily due to accounts receivable acquired from the TFR acquisition ($0.6 million) and the timing of shipments during the period.

At March 31, 2005, our net inventory balance decreased $4.5 million (9%) to $45.1 million, compared to $49.6 million at December 31, 2004. The decrease in inventory during the due inventory management and improved inventory turnover.

At March 31, 2005, our net property, plant and equipment decreased $4.0 million (2%) to $195.5 million, compared to $199.5 million at December 31, 2004. The decrease is primarily due depreciation ($9.1 million), partially offset by capital expenditures ($3.6 million), assets acquired from TFR ($0.7 million), and the reclassification of assets held for sale to productive assets ($0.7 million).

At March 31, 2005, our accounts payable and accrued expenses increased $4.0 million (12%) to $38.5 million, compared to $34.5 million at December 31, 2004. The increase is primarily due to increases in trade payables and accrued payroll and taxes due to the timing of payments, combined with the payables acquired from the TFR acquisition, partially offset by reductions in our warranty and sales reserves.

Transactions Affecting Liquidity

On January 2, 2005, we completed the acquisition of TFR and paid $2.7 million on the closing date, net of $0.4 million of cash acquired. Additionally, we will pay an additional $2.3 million within one year after the closing date. We will also pay contingent royalties on revenue we recognizes from TFR technology based products over the four period subsequent to the closing date, up to a maximum of $3.0 million. We expect to incur employee retention charges of up to $1.7 million which will be paid in the first and second quarters of 2006.

On May 18, 2004, we completed the repurchase of $45.0 million face value of our convertible subordinated notes for $43.9 million before accrued interest. We regularly evaluate the market pricing of these notes in comparison to our cash flow forecast to determine the value to the company of repurchasing a portion of them. Since 2001, we have repurchased $121.2 million face value of the original $345.0 million issuance. There were no repurchases during the first quarter of 2005 or 2004.

We expect to receive total consideration of approximately $32.0 million in the second quarter of 2005 from the closing of the sale of our optoelectronics operations in Breinigsville, Pennsylvania and Matamoros, Mexico and the facility located in Breinigsville, Pennsylvania. Of this total, we expect approximately $22.8 million will be in cash.

Capital Resources

Our current cash, cash equivalent and short-term investment balances, together with cash anticipated to be generated from continuing operations are currently our principal sources of liquidity and we believe these will satisfy our projected working capital, capital expenditure, and possible investment needs, at a minimum, through the next 12 months. We expect our needs for capital expenditures to be between $3 million and $5 million for the three months ending June 30, 2005. The principal risks to these sources of liquidity would be capital expenditure or investment needs in excess of our expectations, in which case we may be required to finance any additional requirements through additional equity offerings, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

Recent Accounting Pronouncements

See Note 4 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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

Our quarterly and annual results of operations have varied in the past and may vary significantly in the future due to a number of factors including, but not limited to, the following:

•       completion of the pending sale of our 849,000 square foot optoelectronics facility in Breinigsville, Pennsylvania;

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

New products have been introduced in the marketplace that use a direct conversion architecture in wireless phones, which reduces the number of components needed in the receiver portion of wireless phones. Sales of our SAW IF filter products along with some of our receiver products would be negatively impacted by wireless phone manufacturers’ use of a direct conversion chipset as new phone models are developed. Direct conversion architecture has been available since the mid-1990’s for GSM phones and wireless phone manufacturers are increasing the use of this process in new phones. In the first quarter of 2005 and 2004, sales of SAW IF filters and receiver products for GSM phones accounted for less than 1% of our total revenues. In addition, several companies have introduced a direct conversion chipset for CDMA phones which will impact our future revenues from SAW IF filters and receiver products for CDMA phones. In the first quarter of 2005 and 2004, sales from SAW IF filters for CDMA phones were approximately 2% and 7%, respectively, of our total revenues; and sales of receiver and related products for CDMA phones were approximately 5% and 8% of our total revenues, respectively. Further, we continue to sell products for TDMA wireless phones, which are increasingly migrating to the GSM standard. Our sales of products for TDMA phones for the first quarter of 2005 and 2004 were less than 1% of our total revenue. In 2005, we are anticipating this conversion for all standards to have a negative impact on our SAW filter revenue in certain applications of $20.0 million to $26.0 million as compared to 2004.

Other competitive filtering technologies, including film bulk acoustic resonator (“FBAR”) and bulk acoustic wave (“BAW”), have been introduced and have gained market acceptance in certain applications and we recently acquired TFR Technologies, Inc. to enable us to participate in the BAW market.

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

From time to time, the wireless phone, infrastructure networks, base stations, optical networks, and defense and broadband markets have experienced significant downturns and wide fluctuations in product supply and demand, often in connection with, or in anticipation of, maturing product cycles, capital spending cycles and declines in general economic conditions. This cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We have experienced, and may experience again, periodic fluctuations in our financial results because of these or other industry-wide conditions. For example, if demand for communications applications were to decrease substantially, demand for the integrated circuits and modules, optical components and modules and SAW filter components in these applications would also decline, which would negatively affect our operating results. Conversely, we believe that current trends such as wireless phone portability, color screens and digital photo capability, and the development of wireless infrastructure in countries such as India and China will increase the demand for our products. We do not know, however, if this will lead to a sustained level of increased demand.

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

On December 16, 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), Share-Based Payment, which replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flow. Currently, we use the Black-Scholes model for option expense calculation and present pro forma disclosure of the income statement effect in financial statement footnotes only under APB No. 25. However, under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative and all share-based payments to employees, including grants of employee stock options will be recognized in the financial statements based on their fair values. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. SFAS 123(R) is effective for public companies at the beginning of the first annual period beginning June 15, 2005. As such, SFAS 123(R) will be effective for us beginning in 2006 and we are currently evaluating our share-based employee compensation programs to determine what action, if any, may be required to reduce this potential charge when this statement becomes effective. In anticipation of the effective date, we have accelerated the vesting of options, excluding option grants to our board members and chief executive officer, with an option price equal or greater to $9.00 per share. The acceleration was done as part of a comprehensive review of our entire benefits program and the decision to accelerate some of the options was made after review of our current stock price, our competitive standpoint from the options, the benefit of the options to the employees and the potential effects of SFAS No. 123(R). The closing price of our stock, as reported on the Nasdaq National Market, on the date of the option vesting was $4.00 per share. The adoption of the standard is expected to have a material adverse impact on our financial statements.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business and our stock price could suffer.

Section 404 of Sarbanes-Oxley requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, during 2004, we were required to perform an evaluation of our internal controls over financial reporting and have our auditor publicly attest to such evaluation. At December 31, 2004, management asserted, and our independent registered public accounting firm attested, that we had no material weaknesses over internal controls over financial reporting and were in full compliance of Section 404. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent registered public accounting firm’s attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not arise. If a material weakness is discovered, we could be subject to regulatory investigations or sanctions, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

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

We have converted our Hillsboro facility from four-inch wafer production to six-inch wafer production and have expanded the capacity of our Texas operation with the acquisition of the Richardson facility. These increases in capacity directly relate to significant increases in fixed costs and operating expenses. These increased costs could have an adverse effect on our results of operations during economic downturns. If the current market softness does not improve, the decreased levels of demand and production in conjunction with these increased expense levels will have an adverse effect on our business, financial condition and results of operations.

We face challenges and risks associated with our acquisition of TFR Technologies, Inc. and, as a result, may not realize the expected benefit of this acquisition.

On January 5, 2005, we completed the acquisition of TFR Technologies, Inc., a manufacturer and developer of thin film resonator filters for communication applications using BAW or FBAR technology.

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

If CyOptics Inc. is not profitable or if the company lacks sufficient liquidity, our promissory note and preferred stock of CyOptics could decline in value. Further, we could be liable for guaranteed lease payments for the Breinigsville facility if CyOptics defaults on their payments.

As part of the sale of our optoelectronics operation in Breinigsville, Pennsylvania and our optoelectronics subsidiary in Matamoros, Mexico to CyOptics, Inc. on April 29, 2005, we received a promissory note for approximately $5.5 million and preferred stock representing approximately 10% of the voting shares of CyOptics. Thus, if CyOptics is not profitable or if the company lacks sufficient liquidity, or if the value of the enterprise declines, our promissory note and preferred stock could decline in value resulting in an impairment charge.

Further, as part of the anticipated sale of the land and building and related facilities occupied by the optoelectronics operations in Breinigsville, Pennsylvania, we intend to assign the lease to CyOptics at the time of closing, guaranteeing the base rent due under the initial two year term. Thus, if CyOptics does not make the lease payments in a timely manner, we could be liable for the remaining term of the lease.

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

While the U.S. government and military programs we are involved in generally have long lead times such as the F-22 and B-2 aircraft programs, they are also subject to delays or cancellation. Additionally, changes in government funding for defense or the loss of a significant defense program or contract would have a material adverse impact on our company. During 2004, we received approximately 15% of our revenues from the U.S. government or from prime contractors on U.S. government sponsored programs principally for defense applications. Further, spending on defense contracts can vary significantly depending on funding from the U.S. government. During 2004 and 2005, our government and military contracts have been negatively impacted by the war in Iraq as the government allocated more business to funding the war and less on new development and long-term programs, such as the ones we are dependent upon.

We face risks from failures in our manufacturing processes, the maintenance of our fabrication facilities and the processes of our vendors.

The fabrication of integrated circuits, particularly those made of GaAs, is a highly complex and precise process. Our integrated circuits are currently manufactured on wafers made of GaAs, and LiNbO3. Our SAW filters are currently manufactured primarily on LiNbO3, LiTaO3 and quartz wafers. During manufacturing, each wafer is processed to contain numerous integrated circuits or SAW filters. We may reject or be unable to sell a substantial percentage of wafers or the components on a given wafer because of:

•       minute impurities;

•       difficulties in the fabrication process, such as failure of special equipment, operator error or power outages;

•       defects in the masks used to print circuits on a wafer;

•       electrical;

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

We have a SAW manufacturing and assembly facilities located in Apopka, Florida and San Jose, Costa Rica. Hurricanes, tropical storms, flooding, tornadoes, and other natural disasters are common events for the southeastern regions of the U.S. and in Central America which could affect our operations in these areas. Additionally, mud slides, earthquakes and volcanic eruptions could also affect our Costa Rican and Oregon facilities. Any disruptions from these or other events would have a material adverse impact on our operations and financial results.

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

The hurricanes encountered in the southeastern U.S. during the third quarter of 2004 did not cause any significant damage to our facilities.

The following table indicates the approximate exposure we believe we have with respect to natural disasters:

	Type of	Approximate Percent of Total*
Location	Disaster	Fixed Assets	Revenues
Apopka, Florida	H	15%	35% - 40%
Dallas, Texas	H	50%	20% - 30%
Hillsboro, Oregon	E, V	20%	25% - 35%
San Jose, Costa Rica**	E, V, H	15%	35% - 40%

E—Earthquake/mudslide

V—Volcanic eruption

H—Hurricane and/or tornado and flooding

* Based on revenues or fixed assets for the quarter ended March 31, 2005.

** Costa Rica is a contract manufacturer for certain products partially produced in Apopka, FL.

A disruption in our Costa Rican operations would have an adverse impact on our operating results.

Our operating facility in Costa Rica presents risks of disruption such as government intervention, currency fluctuations, labor disputes, limited supplies of labor, power interruption, civil unrest, or war. Any such disruptions could have a material adverse effect on our business, results of operations and financial condition.

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

For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 75% exemption from Costa Rican income taxes through 2007. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative impact on our net income. During the first quarter of 2005 and 2004, the 75% tax exemption reduced our income tax expense by $0.3 million and $0.6 million, respectively.

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

A widespread outbreak of an infectious disease or illness could adversely affect our operations as well as demand from our customers. A number of countries in the Asia/Pacific region have experienced outbreaks of different infectious diseases and illnesses in the past. As a result of widespread outbreaks, businesses can be temporarily affected and individuals can become ill or quarantined.

Our operating results could be harmed if we lose access to sole or limited sources of materials, equipment or services.

We currently obtain some components, equipment and services for our products from limited or single sources, such as certain ceramic packages and chemicals. Less than 35% of our purchases are from sole sources. We purchase these components, equipment, supplies and services on a purchase order basis, do not carry significant inventories and generally do not have long-term supply contracts with these vendors. Our requirements are relatively small compared to silicon semiconductor manufacturers. Because we often do not account for a significant part of our vendors’ business, we may not have access to sufficient capacity from these vendors in periods of high demand. If we were to change any of our sole or limited source vendors, we would be required to requalify each new vendor. Requalification could prevent or delay product shipments, which could negatively affect our results of operations. In some cases, it would be difficult to replace these suppliers and requalification could take up to 12 months.

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

We have substantial indebtedness.

We have $223.8 million of indebtedness remaining in the form of our convertible subordinated notes due in 2007. We have additional indebtedness for operating and capital leases and may guarantee the lease of the Breinigsville, Pennsylvania facility for a period of two years as a result of the sale of the facility. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

If technologies or standards supported by our or our customers’ products become obsolete or fail to gain widespread commercial acceptance, our results of operations may be materially impacted. Because of continual improvements in semiconductor technology, including those in high performance silicon technologies such as CMOS, where substantially more resources are invested than in other technologies such as GaAs or SAW products, we believe that our future success will depend, in part, on our ability to continue to improve our product and process technologies. We must also develop new technologies in a timely manner. In addition, we must adapt our products and processes to technological changes and to support emerging and established industry standards. We have and must continue to perform significant research and development into advanced material development such as gallium nitride (“GaN”), and silicon carbide (“SiC”) to compete with future technologies of our competitors. These research and development efforts may not be accepted by our customers, and therefore may not achieve sustained production in the future. We may not be able to improve our existing products and process technologies, develop new technologies in a timely manner or effectively support industry standards. If we fail to do so, our customers may select another GaAs or SAW product or move to an alternative technology.

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

For our integrated circuit devices, we compete primarily with both manufacturers of high performance silicon integrated circuits as well as manufacturers of GaAs integrated circuits. Our silicon based competitors include companies such as Applied Micro Circuits Corporation, Maxim Integrated Products Inc., Motorola, Philips, STMicroelectronics N.V and others. Our GaAs-based competitors include companies such as Anadigics Inc., Eudyna, Inc., Raytheon, Renesas Technology Corp., RF Micro Devices, Skyworks Solutions, Inc., Vitesse Semiconductor Corp. and others. For our SAW devices our competitors include companies such as ICS, Phonon, RF Monolithics, Vectron, EPCOS AG, Temex, TST, Fujitsu Microelectronics, Inc., Murata, Panasonic and others. Competition could also come from companies ahead of us in developing alternative technologies such as silicon germanium (“SiGe”) and InP integrated circuits and digital filtering and direct conversion devices.

Competition from existing or potential competitors may increase due to a number of factors including, but not limited to, the following:

•       offering of new or emerging technologies in integrated circuit design using alternative materials such;

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

•       we may not be able to cost-effectively develop commercial products using the newly acquired technology;

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

Our future success depends in large part on the continued service of our key technical, marketing and management personnel. We also depend on our ability to continue to identify, attract and retain qualified technical employees, particularly highly skilled design, process and test engineers involved in the manufacture and development of our products and processes. We must also recruit and train employees to manufacture our products without a substantial reduction in manufacturing yields. There are many other semiconductor companies located in the communities near our facilities and, as the economy improves, it may become increasingly difficult for us to attract and retain those employees. The competition for key employees is intense, and the loss of key employees could negatively affect us. Only four employees have employment agreements; our Chief Executive Officer, Chief Financial Officer, Vice President of Sales and the founder of TFR. The founder of TFR is the only individual for whom we currently have key man life insurance in place.

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

Our sales outside of the U.S. comprised approximately 54% and 52% of revenues during the first quarter of 2005 and 2004, respectively. As a result, we face inherent risks from these sales, including:

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

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $7.91 to a low of approximately $3.20 during the 52 weeks ended March 31, 2005. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

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

Item 3.   Qualitative and Quantitative Disclosure about Market Risk

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

The following table shows the fair values of our investments and convertible subordinated notes as of March 31, 2005 (in thousands):

	Cost	Fair Value
Cash and cash equivalents (including unrealized losses of $5)	$82,883	$82,878
Available-for-sale investments (including unrealized losses of $3,553)	306,327	302,774
Convertible subordinated notes	223,755	216,116
	$612,965	$601,768

Foreign Currency Risk

We are exposed to currency exchange fluctuations, as we sell our products internationally and have operations in Costa Rica and Germany. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We do engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments and to hedge material cash flows that are not denominated in U.S. dollars, in accordance with a foreign exchange risk management policy approved by our Board of Directors. We primarily use currency forward contracts for this purpose. This hedging activity will reduce, but may not always entirely eliminate, the impact of currency exchange movements. As of March 31, 2005 and 2004, we had forward currency contracts outstanding of approximately $5.2 million and $34.3 million, respectively. The contracts designated as cash flow hedges at March 31, 2005 and 2004 were approximately $5.2 million and $2.2 million, respectively. The contracts designated as balance sheet hedges at March 31, 2004, were approximately $32.1 million. We had no balance sheet hedges as of March 31, 2005.

Item 4.   Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

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

On March 16, 2005, Preferred Real Estate Investments, Inc. ("PREI") filed a complaint against the Company’s subsidiary, TriQuint Optoelectronics, Inc., in the Court of Common Pleas of Lehigh County, Pennsylvania (the “court”) alleging specific performance and general damages relating to negotiations for the sale of the Company’s facility in Breinigsville, Pennsylvania to Anthem Partners, LLC. In addition, on March 24, 2005, PREI filed a lis pendens against the facility. On May 9, 2005, the court granted the Company’s motion and struck the lis pendens. Furthermore, on April 4, 2005 the Company filed an answer to PREI’s complaint, and on April 25, 2005 PREI filed a response to the Company’s answer. On May 5, 2005, the Company filed a motion for summary judgment against PREI regarding the complaint, and the motion for summary judgment is still pending. The Company denies any wrongdoing and intends to vigorously defend itself in this action.

In addition, from time to time we are involved in judicial and administrative proceedings incidental to our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits

10.49	Asset Purchase Agreement by and between TriQuint Semiconductor, Inc. and CyOptics, Inc., dated as of April 14, 2005.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.
Dated: May 11, 2005	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey
President and Chief Executive Officer
Dated: May 11, 2005	By:	/s/ RAYMOND A. LINK
Raymond A. Link
Vice President, Finance and Administration, Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.49	Asset Purchase Agreement by and between TriQuint Semiconductor, Inc. and CyOptics, Inc., dated as of April 14, 2005.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.