Form 10-Q
period 2005-06-30
TRIQUINT SEMICONDUCTOR INC
filed 2005-08-08
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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

As of July 29, 2005, there were 139,917,948 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$67,927	$84,628	$134,892	$164,362
Cost of goods sold	47,086	55,560	95,669	107,099
Gross profit	20,841	29,068	39,223	57,263
Operating expenses:
Research, development and engineering	12,069	11,741	24,392	24,358
Selling, general and administrative	13,839	12,124	27,248	23,659
Reduction in workforce	362	133	362	428
Impairment of assets	—	389	31	389
Gain on disposal of equipment	(16)	(85)	(222)	(85)
Acquisition related charges	413	—	827	—
Total operating expenses	26,667	24,302	52,638	48,749
Income (loss) from operations	(5,826)	4,766	(13,415)	8,514
Other income (expense):
Interest income	2,649	1,694	5,098	3,316
Interest expense	(2,470)	(2,712)	(4,965)	(5,730)
Foreign currency gain (loss)	(69)	(231)	3	(309)
Impairment charge—investments in other companies	(100)	—	(100)	—
Gain on retirement of debt	114	539	114	539
Other, net	2	(3)	42	132
Total other income (expenses), net	126	(713)	192	(2,052)
Income (loss) from continuing operations, before income tax	(5,700)	4,053	(13,223)	6,462
Income tax expense (benefit)	(4,175)	83	(4,083)	(153)
Income (loss) from continuing operations	(1,525)	3,970	(9,140)	6,615
Discontinued operations:
Income (loss) from discontinued operations	1,188	(3,645)	1,090	(6,277)
Gain on disposal	11,034	—	11,034	—
Income tax expense	4,488	38	4,520	49
Income (loss) from discontinued operations	7,734	(3,683)	7,604	(6,326)
Net income (loss)	$6,209	$287	$(1,536)	$289
Basic per share net income (loss):
Income (loss) from continuing operations	$(0.01)	$0.03	$(0.06)	$0.05
Income (loss) from discontinued operations	0.05	(0.03)	0.05	(0.05)
	$0.04	$0.00	$(0.01)	$0.00
Diluted per share net income (loss):
Income (loss) from continuing operations	$(0.01)	$0.03	$(0.06)	$0.05
Income (loss) from discontinued operations	0.05	(0.03)	0.05	(0.05)
	$0.04	$0.00	$(0.01)	$0.00
Common equivalent shares:
Basic	139,194	136,592	138,989	136,176
Diluted	139,194	140,666	138,989	141,573

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$81,845	$89,719
Investments in marketable securities	143,932	108,778
Accounts receivable, net	38,148	35,654
Inventories, net	42,751	49,619
Prepaid expenses	3,122	2,653
Other current assets	8,884	7,692
Assets held for sale	8,377	33,890
Total current assets	327,059	328,005
Long-term investments in marketable securities	175,387	189,555
Property, plant and equipment, net	190,493	199,518
Other noncurrent assets, net	15,822	5,322
Total assets	$708,761	$722,400
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39,460	$34,075
Deferred tax liability	7,727	7,607
Capital leases, current portion	138	275
Liabilities held for sale	343	15,057
Total current liabilities	47,668	57,014
Long-term liabilities:
Convertible subordinated notes	218,755	223,755
Other long-term liabilities	728	244
Total liabilities	267,151	281,013
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $.001 par value, 600,000,000 shares authorized, 139,856,584 shares and 138,773,680 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	140	139
Additional paid-in capital	475,767	472,675
Accumulated other comprehensive loss	(3,041)	(1,707)
Accumulated deficit	(31,256)	(29,720)
Total stockholders’ equity	441,610	441,387
Total liabilities and stockholders’ equity	$708,761	$722,400

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Income (loss) from continuing operations	$(9,140)	$6,615
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,797	19,152
Tax expense allocation to discontinued operations	(4,488)	—
Impairment of long-lived assets	31	389
Gain on retirement of debt	(114)	(539)
Impairment charge—investments in other companies	100	—
Loss (gain) on disposal of assets	(222)	279
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(1,912)	(6,424)
Inventories, net	6,868	977
Other assets	(2,531)	276
Accounts payable and accrued expenses	2,855	(490)
Net cash provided by operating activities	10,244	20,235
Cash flows from investing activities:
Purchase of available-for-sale investments	(245,635)	(348,580)
Maturity/sale of available-for-sale investments	223,874	307,941
Proceeds from sale of discontinued operations	13,500	—
Business acquisition, net of cash acquired	(2,716)	—
Proceeds from sale of fixed assets	953	67
Capital expenditures	(6,610)	(13,250)
Net cash used in investing activities	(16,634)	(53,822)
Cash flows from financing activities:
Principal payments under capital lease obligations	(137)	—
Repurchase of convertible subordinated notes	(4,844)	(43,875)
Issuance of common stock, net	3,093	7,495
Net cash used in financing activities	(1,888)	(36,380)
Net decrease in cash and cash equivalents from continuing operations	(8,278)	(69,967)
Cash provided by (used in) discontinued operations	404	(8,866)
Net decrease in cash and cash equivalents	(7,874)	(78,833)
Cash and cash equivalents at beginning of period	89,719	126,491
Cash and cash equivalents at end of period	$81,845	$47,658
Supplemental disclosures:
Cash paid for interest	$4,519	$5,750
Cash paid for income taxes	$364	$258
Preferred stock received in sale of discontinued operations	$4,500	$—
Note receivable from sale of discontinued operations	$3,341	$—

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1.   Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the assessment of recoverability of long-lived assets, the valuation of investments in privately held companies, the recognition and measurement of income tax assets and liabilities, the accounting for stock-based compensation and the establishment of reserves for potential warranty costs. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of normal, recurring adjustments necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2004, as included in the Company’s 2004 Annual Report on Form 10-K as filed with the SEC on March 15, 2005.

On April 29, 2005, the Company completed its sale of its optoelectronics operations in Pennsylvania and its optoelectronics subsidiary in Mexico and on July 13, 2005, completed the sale of the land and building and related facilities occupied by the Company’s former optoelectronics operations in Breinigsville, Pennsylvania (see Note 3). In accordance with GAAP, the balance sheet at December 31, 2004 has been adjusted to reflect the assets and liabilities of the operations in Pennsylvania and Mexico optoelectronics operations as held for sale. At June 30, 2005, various equipment and the land and building which the Company sold on July 13, 2005 remained classified as held for sale. Additionally, the statements of operations and cash flows have been adjusted to reflect the results of these optoelectronics operations as discontinued operations for the periods presented.

The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarter, which was July 2, 2005. For convenience, the Company has indicated that its second quarter ended on June 30. The Company’s fiscal year ends on December 31.

Reclassifications

Where necessary, prior period amounts have been reclassified to conform to the current period presentation. Reclassifications made to the 2004 financial statements include adjustments to reclassify auction rate preferred securities from cash and cash equivalents to short-term investments. As a result, purchases and sales of available-for-sale securities included in the Company’s statement of cash flow for the six months ended June 30, 2004 were increased $114,073 and $166,275, respectively, to account for the reclassification of the auction rate preferred securities. These reclassifications had no effect on net income or loss or stockholders’ equity as previously reported.

Stock-Based Compensation

The Company accounts for compensation cost related to employee stock options and other forms of employee stock-based compensation plans, other than the Company’s employee stock option plan (“ESOP”), in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company also applies Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. Beginning in the first quarter of 2006, the Company will be required to account for stock-based compensation under SFAS No. 123(R), Share-Based Payment, which will require the Company to recognize the cost of the options on its financial statements. See “Recent Accounting Pronouncements” below for further discussion.

The Company continues to apply the provisions of APB No. 25 in accounting for its equity compensation plans. As the fair value was equal to the grant price on the date of grant, no compensation cost has been recognized for its stock-based compensation awards in the financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock-based compensation awards under SFAS No. 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$6,209	$287	$(1,536)	$289
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(3,190)	(9,362)	(7,120)	(20,033)
Pro forma net income (loss)	$3,019	$(9,075)	$(8,656)	$(19,744)
Earnings per share:
Basic and Diluted—as reported	$0.04	$0.00	$(0.01)	$0.00
Basic and Diluted—pro forma	$0.02	$(0.07)	$(0.06)	$(0.14)

2.   Business Combinations

On January 2, 2005, the Company completed the acquisition of TFR Technologies, Inc. (“TFR”), a manufacturer and developer of thin film resonator filters for communication applications using bulk acoustic wave (“BAW”) or film bulk acoustic resonator (“FBAR”) technology. The Company believes that BAW technology is critical to developing higher frequency filters for next generation wireless communication products and is a natural complement to the Company’s SAW filters. The Company paid $2,920 in cash on the closing date and will pay an additional $2,263 in cash within one year after the closing date. The Company is also obligated to pay royalties on revenues it recognizes from TFR technology based products over the four year period subsequent to the closing date, up to a maximum of $3,000. Additionally, the Company expects to incur employee retention charges of up to $1,738, which will be expensed over a period of up to 18 months after the closing date. During the three and six months ended June 30, 2005, the Company incurred $413 and $827, respectively, of these charges. The results of operations for the TFR business are included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2005.

The Company accounted for the TFR acquisition as a purchase in accordance with SFAS No. 141, Business Combinations. Details of the purchase price are as follows:

Cash paid at closing	$2,920
Cash due within one year(1)	2,263
Acquisition costs(2)	166
Total	$5,349

(1)                 The Company may also be required to pay up to an additional $3,000 for royalties, which the Company will recognize as additional goodwill. The amount is based upon future revenues the Company recognizes from TFR technology based products over the four year period after the closing date.

(2)                 During the first and second quarters of 2005, the Company incurred $162 and $4, respectively, of costs associated with the acquisition. The Company expects to incur up to an additional $1,738 of charges related to employee retention. The Company will expense these charges throughout a period of up to 18 months after the closing date. During the three and six months ended June 30, 2005, the Company incurred $413 and $827, respectively, of such charges.

The purchase price was allocated to TFR’s assets and liabilities based upon fair values as follows:

Cash	$370
Accounts receivables and other assets	695
Property, plant and equipment	716
Intangible assets (Note 7)	936
Goodwill (Note 7)	2,846
Payables and other liabilities	(214)
Total	$5,349

Pro forma results of operations have not been presented for this acquisition because its effect was not material to the Company on either an individual or aggregate basis.

3.   Discontinued Operations

During the first quarter of 2005, the Company concluded that its optoelectronics operations were not going to meet the revenue projections it made when the Company initially acquired the operations from Agere Systems, Inc. in January 2003. Further, significant reductions in average selling prices combined with reduced valuation for new technologies with improved performance resulted in continued losses from these operations for the Company. As a result, the Company decided to dispose of these operations and on April 14, 2005, entered into an agreement to sell its optoelectronics operations in Breinigsville, Pennsylvania and its optoelectronics subsidiary in Matamoros, Mexico to CyOptics, Inc. (“CyOptics”). With the sale, the Company believes it will benefit from focusing its attention on its wireless handset, base station, defense and wireless broadband access markets and build upon its portfolio of semiconductor and filter products. The transaction allows the Company to exit its optoelectronics operation that manufactures indium phosphide (“InP”) optical components. The sale, completed on April 29, 2005, was an asset sale including the products, manufacturing equipment, inventory, the Mexican entity, related intellectual property rights and other assets that constitute the operations that manufacture InP optical chips and components for the optical networking market. CyOptics paid the Company the following consideration: $13,500 cash at closing, $4,500 of CyOptics’ preferred stock (representing approximately 10% of the voting shares of CyOptics)and a promissory note in the amount of $3,341, net of a $2,292 discount to record the note at a current market rate (see Note 16 for further discussion). CyOptics also assumed certain liabilities associated with the optoelectronics operations.

Separately, on March 7, 2005, TriQuint Optoelectronics, a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement (the “Agreement”) to sell the land and building and related facilities occupied by TriQuint’s optoelectronics operations in Breinigsville, Pennsylvania (the “Facility Sale”). On July 13, 2005, the Company completed the sale to Hamilton TEK Partners, LP (“Hamilton”) for $9,300, less commissions, fees, and other costs to sell the facility. Pursuant to the Agreement, the Company assigned to Hamilton its lease to CyOptics for approximately 90,000 square feet of the 849,000 square foot facility. The lease was executed on April 29, 2005 and was for a period of two years, with an option to renew. In association with the Facility Sale, the Company has provided Hamilton with a guarantee on CyOptics’ obligation under the original lease term. The financial impact of the Facility Sale, including the lease guarantee, will be reported in the third quarter of 2005. At June 30, 2005 and December 31, 2004, the facility was recorded on the Company’s consolidated balance sheets in the amount of $8,000 in the “Assets held for sale” line item. See Note 19 for further discussion.

The Company’s condensed consolidated financial statements have been reclassified for all periods presented to reflect the Breinigsville, Pennsylvania and Matamoros, Mexico optoelectronics operations as discontinued operations. The Company first reflected these operations as discontinued operations in the first quarter of 2005 when the Company decided to discontinue the operations. In accordance with GAAP, the revenues, costs and expenses directly associated with the optoelectronics business have been reclassified as discontinued operations on the condensed consolidated statements of operations for all periods presented. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations. Additionally, assets and liabilities of the Breinigsville, Pennsylvania and Matamoros, Mexico operations have been reclassified as held for sale on the Company’s condensed consolidated balance sheets for all periods presented, and the Company’s condensed consolidated statements of cash flows have been reclassified to reflect the operations in Breinigsville, Pennsylvania and Matamoros, Mexico as discontinued operations for all periods presented.

Operating results of the discontinued optoelectronic operations are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004		2005		2004
Revenues	$2,579	$8,020		$10,000		$18,189
Cost of goods sold	2,488	7,050		8,295		15,934
Gross profit	91	970		1,705		2,255
Research, development and engineering	433	3,599		1,952		7,057
Selling, general and administrative	680	1,676		1,955		3,673
Reduction in force	—	(147	)(2)	495	(1)	(761	)(2)
Impairment of long-lived assets	5	—		5		—
Gain on disposal of equipment	(2,213)	(524)		(3,769)		(1,432)
Total operating expenses	(1,095)	4,604		638		8,537
Income (loss) from operations	1,186	(3,634)		1,067		(6,282)
Foreign currency gain (loss)	9	(7)		14		32
Other	(7)	(4)		9		(27)
Other income (expense), net	2	(11)		23		5
Income (loss) from discontinued operations before income tax expense	1,188	(3,645)		1,090		(6,277)
Gain on disposal(3)	11,034	—		11,034		—
Income tax expense	4,488	38		4,520		49
Net income (loss) from discontinued operations	$7,734	$(3,683)		$7,604		$(6,326)

(1)                 In the fourth quarter of 2004, the Company repositioned its optoelectronics product strategy. As part of this restructuring the Company terminated approximately 110 employees in Pennsylvania and approximately 90 employees in Mexico. At the time of the restructuring, the Company’s optoelectronics operations incurred severance and related payroll costs of $2,337, of which $1,485 remained at December 31, 2004. During the first quarter of 2005, the Company’s optoelectronics operations incurred an additional $495 of charges related to the repositioning. These charges resulted from post-termination costs associated with transitioning employees who completed their services to the business in the first quarter of 2005. As of June 30, 2005, a liability of $124 remained in connection with the repositioning and was included in “Liabilities held for sale” on the Company’s condensed consolidated balance sheet. The severance charges are included in the discontinued operations portion of the Company’s condensed consolidated statements of operations. There was no severance charges relating to this restructuring during the three months ended June 30, 2005.

(2)                 As part of the Agere purchase in the first quarter of 2003, the Company recorded an accrued severance liability of $1,800, of which $838 remained as of December 31, 2003. This amount was reduced by $614 during the first quarter of 2004 and $147 in the second quarter of 2004 to reflect a reduction in the number of employees originally expected to be impacted from the acquisition due to normal attrition of the workforce, which reduced the estimated involuntary workforce reductions. The reduction is included in the discontinued operations portion of the Company’s condensed consolidated statements of operations. No liability remained for the severance costs at December 31, 2004.

(3)                 The gain on disposal for the three and six months ended June 30, 2005 represents the net gain recorded in the second quarter of 2005 on the disposal of the Company’s optoelectronics operations in Breinigsville, Pennsylvania and its optoelectronics subsidiary in Matamoros, Mexico to CyOptics, Inc.

The carrying value of the assets and liabilities held for sale of the discontinued optoelectronic operations included in the consolidated balance sheets are as follows:

	June 30,	December 31,
	2005	2004
Assets held for sale:
Cash	$—	$285
Accounts receivable, net	—	4,477
Inventories, net	—	10,127
Other long-term assets(1)	8,238	16,130
Prepaid expenses	96	637
Other assets	43	710
Assets held for sale	$8,377	$32,366 (2)
Liabilities held for sale:
Accounts payable and accrued expenses	$—	$14,685
Other liabilities	343	372
Liabilities held for sale	$343	$15,057

(1)                 Prior to the sale of the Company’s optoelectronics operations in Breinigsville, Pennsylvania and Matamoros, Mexico, the Company had identified certain long-term assets as held for sale. These assets included the Pennsylvania facility ($8,000), a variety of equipment used for optoelectronics fabrication and assembly operations at the Pennsylvania and Mexico facilities, and intangible assets related to the optoelectronics business. During the three and six months ended June 30, 2005, the Company sold $559 and $730, respectively, of the assets it had classified as held for sale as of December 31, 2004 and disposed of $90 and $234 of the assets during the three and six month periods. Additionally, during the three and six months ended June 30, 2005, the Company transferred $33 and $266 of the assets classified as held for sale to the Company’s Oregon, Texas and Florida operations and reclassified these assets as held and used at their fair value. The Company disposed of $6,737 of long-lived assets as a result of the sale of the operations to CyOptics in the second quarter of 2005. The Company also classified $75 of assets as held for sale during the six months ended June 30, 2005.

(2)                 At December 31, 2004, the Company also classified certain assets from its continuing operations as held for sale. See Note 8 for further discussion.

4.   Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), Share-Based Payment, which replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flow. Currently, the Company uses the Black-Scholes model for option expense calculation and presents pro forma disclosure of the statements of operations effect in financial statement footnotes only under APB No. 25. However, under SFAS No. 123(R), pro forma disclosure of the statements of operations effects of share-based payments will no longer be an alternative and all share-based payments to employees, including grants of employee stock options, will be recognized in the financial statements based on their fair values. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. SFAS 123(R) is effective for public companies with annual periods that begin after June 15, 2005. In anticipation of the effective date, the Company accelerated the vesting of options, excluding option grants to the Company’s board members and chief executive officer, with an option price equal or greater to $9.00 per share in the fourth quarter of 2004. The acceleration was done as part of a comprehensive review of the Company’s entire benefits program and the decision to accelerate some of the Company’s options was made after review of the Company’s current stock price, the competitive standpoint for the Company from the options, the benefit of the options to the employees and the potential effects of SFAS No. 123(R). The closing price of the Company’s stock, as reported on the Nasdaq National Market, on the date of the option acceleration was $4.00 per share. The Company expects the adoption of SFAS 123(R) will have a material impact on its results of operations however the Company has not yet determined the method of adoption, the effect of adopting SFAS 123(R), or whether adoption in the first quarter of 2006 will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In March 2005, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 107, to provide guidance on SFAS No. 123(R). SAB No. 107 provides the staff’s view regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R) and disclosure in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R). SAB No. 107 is effective March 29, 2005. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is to be applied prospectively for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company’s overall results of operations or financial position.

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

In November 2004, the FASB ratified a consensus reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations. A number of issues have arisen in practice in applying the criteria in paragraph 42, and the following broad categories of issues related to the application of both criteria in that paragraph have been identified: (a) whether the intent of the paragraph is that all operations and cash flows of the disposal component be eliminated from the ongoing operations of the entity or whether some minor level of operations or cash flow may remain; (b) if some insignificant level of operations or cash flows of the disposal component can continue without precluding discontinued operations reporting, the level at which “significance” should be measured; and (c) in applying the paragraph, the factors to consider in determining whether the selling entity has retained “significant continuing involvement” in the disposed component. As of June 30, 2005, the Company identified the optoelectronics operations as a discontinued operation pursuant to EITF No. 03-13 and has presented the consolidated financial statements accordingly.

5.   Net Income (Loss) Per Share

Net income (loss) per share is presented as basic and diluted net income (loss) per share. Basic net income (loss) per share is net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is similar to basic except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect. For the three months ended June 30, 2005, the Company reported a net loss from continuing operations and net income from discontinued operations, resulting in net income for the period. As a result of the net loss from continuing operations in the second quarter, there is no dilutive effect on the reported net income for the three months ended June 30, 2005.

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Shares for basic net income (loss) per share:
Weighted-average shares outstanding—Basic	139,194	136,592	138,989	136,176
Dilutive securities	—	4,074	—	5,397
Weighted-average shares outstanding—Dilutive	139,194	140,666	138,989	141,573

For the three and six months ended June 30, 2005, options and other exercisable convertible securities totaling 22,856 and 22,706 shares, respectively, were excluded from the calculation as their effect would have been antidilutive. For the three and six months ended June 30, 2004, options and other exercisable convertible securities totaling 16,886 and 15,000 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

6.   Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	June 30,	December 31,
	2005	2004
Inventories, net:
Raw materials	$14,629	$19,617
Work-in-process	16,544	14,656
Finished goods	11,578	15,346
	$42,751	$49,619

7.   Goodwill and Other Acquisition-Related Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to perform impairment analysis on its goodwill at least annually, or when events and circumstances warrant. The Company intends to perform this test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During the six months ended June 30, 2005 and 2004, there were no impairments or impairment indicators present and no loss was recorded. Goodwill and other acquisition-related intangible assets are included in “Other non-current assets, net” on the Company’s condensed consolidated balance sheet.

Information regarding the Company’s other acquisition-related intangible assets is as follows:

	Useful	June 30, 2005			December 31, 2004
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Non-Amortizing:
Goodwill		$3,296	$—	$3,296	$450	$—	$450
Amortizing:
Patents, trademarks and other	<1 - 10	8,352	6,672	1,680	7,416	5,605	1,811
Total intangible assets		$11,648	$6,672	$4,976	$7,866	$5,605	$2,261

During the first quarter of 2005, the Company recorded $2,842 of goodwill and $936 of amortizing intangible assets associated with the Company’s acquisition of TFR Technologies, Inc. and in the second quarter made certain purchase price accounting adjustments increasing goodwill $4 (see Note 2). The fair value of the intangible assets acquired as part of the acquisition were determined by management, which considered a number of factors including an evaluation by an independent appraiser, and given useful lives that range from less than one year to ten years. The goodwill was recorded as the excess of the total consideration paid for TFR, less the net assets identified. Evaluation of this amount will be reviewed on a yearly basis, or as circumstances warrant, in accordance with SFAS No. 142. Amortization expense of amortizing intangible assets was $490 and $1,067, respectively, for the three and six months ended June 30, 2005. During the three and six months ended June 30, 2004, amortization expense of amortizing intangible assets was $458 and $917, respectively.

8.   Assets and Liabilities Held for Sale

As of June 30, 2005, the Company had $8,377 of assets held for sale as compared to $33,890 as of December 31, 2004. The balances as of June 30, 2005 and December 31, 2004 were as follows:

•       Due to the April 2005 sale of the Company’s optoelectronics operations in Breinigsville, Pennsylvania and Matamoros, Mexico, the Company has included the assets of these operations as held for sale on the Company’s condensed consolidated balance sheets for all periods presented accordance with GAAP. As of June 30, 2005 and December 31, 2004 these assets accounted for $8,377 and $32,366, respectively, of the consolidated balance sheets (see Note 3).

•       As of December 31, 2004, the Company held $850 of assets obtained from the liquidation of an investment the Company had in a privately held company. During the first quarter of 2005, the Company sold $725 of the assets and disposed of $33 of the assets, resulting in a net gain of $5. The Company also reclassified $62 of the assets during the period as held and used at their fair value in accordance with GAAP. During the second quarter of 2005, the Company disposed of the remaining $31 of assets. As of June 30, 2005, none of the assets had a book value.

•       As of December 31, 2004, the Company held $674 of equipment located at the Company’s Texas facility. During the first quarter of 2005, the Company transferred these assets back into production at their fair value in accordance with GAAP. As a result of the transaction, the Company recorded an impairment charge of $31 during the six months ended June 30, 2005. As of June 30, 2005, none of these assets remained classified as held for sale.

As of June 30, 2005 and December 31, 2004, the Company had $343 and $15,057, respectively, of liabilities held for sale. These liabilities are the liabilities recorded by the Company’s former optoelectronics operations in Breinigsville, Pennsylvania and Matamoros, Mexico. In accordance with GAAP, these liabilities are classified as held for sale on the Company’s condensed consolidated balance sheets for all periods presented due to the sale of these operations in the second quarter of 2005 (see Note 3).

9.   Product Warranty

The Company estimates the potential liability for costs to repair or replace products under warranties and technical support costs when the related product revenue is recognized. The liability for product warranties is calculated based on a combination of factors including historical product return experience, known product warranty issues with specific customers, and judgment of expected levels of returns based on economic and other factors. An accrual for expected warranty costs results in a charge to the financial results in the period recorded. This liability can be difficult to estimate and, if the Company experiences warranty claims in excess of projections, the Company may need to record additional accruals, which would adversely affect the financial results. The liability for product warranties for operations is included in “Accounts payable and accrued expenses” on the Company’s condensed consolidated balance sheets.

The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense for operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Beginning balance	$964	$734	$806	$1,636
Accruals	175	486	556	630
Deductions	(317)	(231)	(540)	(1,277)
Ending balance	$822	$989	$822	$989

10.   Property, Plant and Equipment

Property, plant and equipment for operations consisted of the following:

	June 30,	December 31,
	2005	2004
Land	$19,691	$19,691
Buildings	92,153	92,113
Leasehold improvements	1,324	1,299
Machinery and equipment	239,861	238,073
Furniture and fixtures	4,928	4,903
Computer equipment and software	20,664	21,042
Assets in process	7,356	3,961
	385,977	381,082
Accumulated depreciation	(195,484)	(181,564)
	$190,493	$199,518

For the three and six months ended June 30, 2005, the Company incurred depreciation expense of $8,071 and $17,220, respectively. For the three and six months ended June 30, 2004, the Company incurred depreciation expense of $8,818 and $17,645, respectively.

11.   Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$6,209	$287	$(1,536)	$289
Other comprehensive income:
Net unrealized gain (loss) on cash flow hedges	(323)	(10)	(561)	20
Net unrealized gain (loss) on available for sale investments	796	(2,138)	(773)	(1,994)
Comprehensive income (loss)	$6,682	$(1,861)	$(2,870)	$(1,685)

12.   Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations are remeasured at the prior month’s balance sheet rate. To manage its exposure to foreign currency exchange rate fluctuations, the Company enters into derivative financial instruments, including hedges. The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized into earnings. During the three months ended June 30, 2005, the Company reported foreign currency losses from remeasurement and hedging activity of $69, compared to foreign currency gains from remeasurement and hedging activity of $3 during the six months ended June 30, 2005. During the three and six months ended June 30, 2004, the Company reported foreign currency losses from remeasurement and hedging activity of $231 and $309, respectively.

As of June 30, 2005 and 2004, the Company had forward currency contracts outstanding of $3,797 and $35,037, respectively. The contracts designated as cash flow hedges at June 30, 2005 and 2004 were approximately $3,797 and $2,876, respectively. The contracts designated as balance sheet hedges at June 30, 2004 were approximately $32,161. The Company had no balance sheet hedges as of June 30, 2005.

13.   Reduction in Force

During the three and six months ended June 30, 2005, the Company recorded a charge to earnings of $362 for severance related costs associated with a reduction in force of approximately 130 employees at the Company’s Florida and Costa Rica operations. This reduction in force was made due to declining quarterly revenue from these operations and the Company’s ongoing effort to align costs and capacity with its levels of production and revenue. As of June 30, 2005, a liability of $115 remained for the unpaid portion of these severance costs and was included in “Accounts payable and accrued expenses” on the Company’s condensed consolidated balance sheets.

During the three and six months ended June 30, 2004, the Company accrued and recorded as a charge to earnings severance costs of $133 and $428, respectively, associated with a reduction in force of approximately 30 employees assigned to its Texas operations. The charge was a result of the Company’s ongoing efforts to align costs and capacity with its levels of production and revenue. As of June 30, 2004, a liability of $107 remained for the unpaid portion of these severance costs. No liability remained at December 31, 2004.

The following table details the severance activity for periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Beginning severance liability	$—	$184	$—	$—
Severance charges incurred	362	133	362	428
Severance disbursements	(247)	(210)	(247)	(321)
Ending severance liability	$115	$107	$115	$107

14.   Commitments and Contingencies

Legal Matters

In February 2003, several nearly identical putative civil class action lawsuits were filed in the United States District Court for the Middle District of Florida against Sawtek, Inc., the Company’s wholly owned subsidiary since July 2001. The lawsuits also named as defendants current and former officers of Sawtek and the Company. The cases were consolidated into one action, and an amended complaint was filed in this action on July 21, 2003. The amended class action complaint is purportedly filed on behalf of purchasers of Sawtek’s stock between January 2000 and May 24, 2001, and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as Securities and Exchange Commission Rule 10b-5, by making false and misleading statements and/or omissions to inflate Sawtek’s stock price and conceal the downward trend in revenues disclosed in Sawtek’s May 23, 2001 press release. The complaint does not specify the amount of monetary damages sought. Sawtek and the individual defendants filed their motion to dismiss on September 3, 2003, and briefing on the motion was completed on November 19, 2003. The court heard oral argument on November 21, 2003, and issued an order partially denying the motion to dismiss on December 19, 2003. Specifically, the court found that the complaint was not barred by the statute of limitations, but reserved ruling on the other aspects of the motion to dismiss. Because the statute of limitations issue is a novel question of law, the court stayed the proceedings in this case to allow the defendants to file an interlocutory appeal to the Eleventh Circuit Court of Appeals. The defendants duly filed for interlocutory appeal on January 22, 2004. Because the

Court of Appeals has been considering the identical issue in another matter, the appeal process has been stayed, pending the Court of Appeals’ decision in the other matter.

On June 1, 2005, the Eleventh Circuit issued a memorandum decision in the unrelated case that raised the similar statute of limitations issue. The Court of Appeals held that factual issues were raised, which precluded resolution of the statute of limitations issues at this time. The Court of Appeals remanded that case to the lower court for the purpose of making factual findings. The Sawtek appeal process with respect to the statute of limitations remains stayed pending remand of this unrelated case.

On June 3, 2005, the defendants requested the United States District Court to lift its stay of the proceedings in the Sawtek case, and to proceed to rule on the remaining issues raised in the motion to dismiss the complaint. The District Court has allowed the parties to file supplemental briefing on or before August 19, 2005, and scheduled a hearing for August 25, 2005 to hear re-argument on the balance of the motion to dismiss the complaint. The Company continues its vigorous defense against the claims asserted against Sawtek, and denies the allegations contained in the complaint.

On March 16, 2005, Preferred Real Estate Investments, Inc. (“PREI”) filed a complaint against the Company’s subsidiary, TriQuint Optoelectronics, Inc., in the Court of Common Pleas of Lehigh County, Pennsylvania (the “court”) alleging specific performance and general damages relating to negotiations for the sale of the Company’s facility in Breinigsville, Pennsylvania (the “facility”). On June 30, 2005 the Company settled the dispute with PREI and received a notice from the court of praecipe to settle, discontinue and end the claim against the Company’s subsidiary. As part of the settlement, the Company paid PREI $250 for damages of which Hamilton TEK Partners, LP (“Hamilton”), the purchaser of the facility, agreed to compensate the Company for $125. In the third quarter of 2005, the Company completed the sale of the facility to Hamilton and received the $125 compensation. See Note 19 for further discussion of the facility sale.

Optoelectronics Warranty Liability

As part of the April 29, 2005 sale of the Company’s optoelectronics operations in Breinigsville, Pennsylvania and optoelectronics subsidiary in Matamoros, Mexico to CyOptics, the Company transferred its warranty liability to the new buyer. At the time of the sale, the Company had an accrued warranty liability of $3,496. Conditions of the sale to CyOptics held that CyOptics would be liable for warranty claims on products sold prior to the April 29th sale, up to the accrued liability at the time of the sale. If CyOptics receives claims in excess of this amount for products sold prior to the sale, the Company is responsible for such claims. The Company believes the $3,496 liability recorded at April 29, 2005 reasonably represented the estimated future warranty liability for products sold and does not anticipate additional claims.

Lease Guarantee

Subsequent to the end of the second quarter of 2005, the Company completed the sale of the land, building and related facilities previously occupied by its optoelectronic operations in Breinigsville, Pennsylvania to Hamilton TEK Partners, L.P. (“Hamilton”) (the “Facility Sale”). At the time of the Facility Sale, the Company had an operating lease with CyOptics for approximately 90,000 square feet of the 849,000 square foot facility. In association with the Facility Sale, the Company assigned the lease to Hamilton as the new landlord and guaranteed the base rent due from CyOptics to Hamilton under the initial two year lease term. In the third quarter of 2005, the Company intends to evaluate the guarantee and determine whether a reserve is necessary. See Note 19 for further discussion.

15.   Convertible Subordinated Notes

During the three and six months ended June 30, 2005, the Company repurchased $5,000 of the Company’s 4% convertible subordinated notes at a cost of $4,844. This repurchase resulted in a gain on retirement of long-term debt of $114, net of the write-down of associated capitalized bond issuance costs of $42. During the three and six months ended June 30, 2004, the Company repurchased $45,000 of the outstanding notes at a cost of $43,875, resulting in a gain on retirement of long-term debt of $539, net of a write-down of associated bond issuance costs of $586. At June 30, 2005, the Company had $218,755 of convertible subordinated notes outstanding and net capitalized issuance costs of $1,675 as compared to $223,755 of convertible subordinated notes outstanding and $2,228 of net capitalized issuance costs at December 31, 2004. During the three and six months ended June 30, 2005, the Company amortized $254 and $510, respectively, of the capitalized issuance costs. During the three and six months ended June 30, 2004, the Company amortized $260 and $590, respectively, of the capitalized issuance costs.

16.   CyOptics Subordinated Promissory Note and Preferred Stock

On April 29, 2005, the Company completed the sale of its optoelectronic operations in Breinigsville, Pennsylvania and its optoelectonics subsidiary in Matamoros, Mexico to CyOptics, Inc. (“CyOptics”). The terms of the sale included $4,500 of preferred stock representing approximately 10% of the voting shares of CyOptics and a subordinated unsecured promissory note for $5,633 that was discounted $2,292 to reflect the current market rate for similar debt of comparable companies (see Note 3). The promissory note is an interest-bearing note at the rate of the lesser of (i) 8.5% and (ii) 3.0% plus the one-year LIBOR as determined on the date of the note and redetermined on each subsequent April 1 thereafter. At the time of the transaction, the Company reviewed current market rates for similar debt, CyOptics’ financial condition and obtained an independent valuation analysis on the debt. As a result, the Company determined the market rate for similar debt was approximately 20% and thus recorded a discount on the original value of the note to record it at a current market rate. The initial payment of the note is due April 1, 2007 and the Company believes there is risk with the receivable and thus will evaluate CyOptics’ financial condition on a regular basis. As such, in accordance with SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, the Company has placed the loan on nonaccrual status. The Company intends to use the cost-recovery method at time of collection until the amount and timing of collections are reasonably estimable and collections are probable. As of June 30, 2005 the balance of the note receivable from CyOptics was $3,341 and included in “Other noncurrent assets, net” on the Company’s condensed consolidated balance sheets.

The $4,500 of preferred stock obtained in the transaction represents approximately 10% of the capital stock of CyOptics on a fully diluted basis and will be held at cost. The stock is non-redeemable Series F preferred stock and ranks prior and in preference to other series of preferred stock. The value of the preferred stock was determined based upon the price paid by unrelated parties for the same Series F preferred stock on the same date as the closing of the sale of the optoelectronics operations. The Company believes there is risk associated with the equity value and thus will evaluate CyOptics’ financial condition on a regular basis. As of June 30, 2005, the Company has recorded the value of the equity in CyOptics as $4,500 and included the balance in “Other noncurrent assets, net” on the Company’s condensed consolidated balance sheet.

17.   Income Taxes

During the three and six months ended June 30, 2005, the Company recorded net income tax benefits from continuing operations of $4,175 and $4,083, respectively. These benefits were partially offset by the $4,488 of tax expense recorded from discontinued operations in the second quarter of 2005 and tax expense of the Company’s foreign operations in Costa Rica, Mexico, Sweden and Japan. The $4,175 tax benefit from continuing operations is a result of the reduction in the prior year valuation allowance caused by income generated from discontinued operations. During the three months ended June 30, 2004, the Company recorded a net income tax expense of $83 primarily due to tax expense of foreign operations. During the six months ended June 30, 2004, the Company recorded a net tax benefit of $153 primarily due to the result of recording a receivable of $300 for a refund due with respect to an amount paid in a prior year, offset by tax accruals associated with foreign operations.

The current deferred tax liability includes the TFR acquisition, offset by the valuation allowance. The Company’s deferred tax liability recorded on its condensed consolidated balance sheets relates primarily to management’s estimate of the income tax expense in the jurisdictions in which the Company has operations. The Company currently receives tax benefits due to a partial tax holiday associated with its Costa Rican operation. For the three and six months ended June 30, 2005, this benefit was approximately $1,043 and $1,362, respectively. For the three and six months ended June 30, 2004, this benefit was approximately $1,070 and $1,624, respectively. The tax holiday expires in 2007.

18.   Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company has aggregated its businesses into a single reportable segment as allowed under SFAS No. 131 because the segments have similar long-term economic characteristics. In addition, the segments are similar in regards to (a) nature of products and production processes, (b) type of customers and (c) method used to distribute products. Accordingly, the Company describes its reportable segment as high-performance components and modules for communications applications. All of the Company’s revenues result from sales in its product lines.

The Company’s sales outside of the United States for the three and six months ended June 30, 2005 were approximately 61% and 59%, respectively, of total revenues. Sales outside of the United States for the three and six months ended June 30, 2004 were approximately 54% and 53%, respectively, of total revenues.

19.  Subsequent Events

On July 13, 2005, TriQuint Optoelectronics, a wholly-owned subsidiary of the Company, completed the sale of the land, building and related facilities previously occupied by its optoelectronic operations in Breinigsville, Pennsylvania to Hamilton TEK Partners, L.P. (“Hamilton”) (the “Facility Sale”). In association with the prior sale of the Company’s optoelectronics operations, the Company had executed a lease agreement with respect to approximately 90,000 square feet of the 849,000 square foot facility to CyOptics as tenant with terms acceptable to Hamilton. In association with the Facility Sale, the Company assigned the lease to Hamilton as the new landlord at the time of the closing of the Facility Sale and guaranteed the base rent due from CyOptics to Hamilton under the initial two year lease term. The facility was sold for $9,300 in cash, less commissions, fees, and other costs related to the Facility Sale. The financial impact of the Facility Sale will be reported in the third quarter of 2005. See Note 3 for further discussion.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to expected demand in the wireless handset market, the base station and broadband markets and the defense market; critical accounting estimates; warranty costs; acquisition of TFR Technologies, Inc; sale of the optoelectronics operation in Breinigsville, Pennsylvania and Matamoros, Mexico to CyOptics, Inc.; the sale of the optoelectronics facility to Hamilton TEK Partners, LP; the DARPA and other defense contracts; any projections of revenue, wireless handsets market penetration, operating expenses, transactions affecting liquidity; and capital resources. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “could,” “estimates,” “expects,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “seek to continue,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section of this report titled “Factors Affecting Future Operating Results”. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

We are a global supplier of high-performance components and modules for communications applications. Our focus is on the specialized expertise, materials and know-how for radio frequency (“RF”) and intermediate frequency (“IF”) applications. We enjoy diversity in our markets, applications, products, technology and customer base. We provide our customers with standard and custom product solutions as well as foundry services in the wireless handsets, broadband, base station and defense markets. Our products are designed on various wafer substrates including compound semiconductor materials such as gallium arsenide (“GaAs”), using a variety of device technologies such as surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”). Using these materials, devices and our proprietary technology, we believe our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, higher power with added efficiency, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. Our customers include major communication companies worldwide.

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions to applications in the wireless handset, broadband, base station and defense markets. Our mission is, “Connecting the Digital World to the Global Network”, and we accomplish this through a diversified product portfolio within the communications industry. We strive to be a premier supplier of solutions based on complex materials such as GaAs and other compound semiconductor materials and SAW and BAW based products. In wireless handsets, we provide high performance RF filters, duplexers, receivers, small signal components, power amplifiers, switches, and integrated passive components. We have developed RF front-end modules with the goal of maximizing content and minimizing stacked margins. In wireless infrastructure networks, we are a supplier of active and passive components for RF communications and we are a significant supplier of SAW filters to base stations. We estimate the global number of subscribers to wireless communications to grow from approximately 1.3 billion in 2002 to approximately 1.7 billion by 2006.

Wafer and semiconductor manufacturing facilities represent a very high level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can create a material adverse impact on operating results.

Our wireless handset market revenues are from electronic components for mobile phones including filters, amplifiers, receivers, duplexers, switches, mixers and other related items. We sell these component parts to phone manufacturers worldwide. The demand for component parts has been historically driven by the increasing usage of wireless phones and the increasing complexity of wireless phones utilizing features such as multiband and global positioning systems, which require more components. Worldwide, the total number of wireless phones in use continues to grow, with Asia and Eastern Europe growing at the fastest rates. There are a number of wireless phone standards in use. GSM and CDMA refer to the primary wireless air interface standards used throughout the world. GSM (Global System for Mobile communications) is the most prevalent standard, utilized primarily in Europe and many parts of Asia, with a growing presence in the U.S. This standard accounts for over 60% of total phone sales and subscribers worldwide. We include GPRS (General Packet Radio Service) and EDGE (Enhanced Data rates for Global Evolution) information within our GSM classification. CDMA (Code Division Multiple Access) is the standard used principally in North and South America, Korea, and parts of China and India. Historically, we have more sales into CDMA applications as many of our products, such as IF SAW filters, receivers, duplexers, and triplexers are better suited for CDMA and in some cases are not used in GSM. Our efforts to design and introduce products based on the GSM standard are an important element in our strategy and we believe we are gaining share in this large market. However, because most new phone architectures utilize a direct conversion system in CDMA phones, some of our products for CDMA phones such as IF filters and receivers are being phased out. As a result, our revenues from CDMA phones have begun to decline and are projected to further decline until we ramp up our new products for CDMA phones, including duplexers and power amplifiers. The wireless handset market grew to industry estimates of over 680 million units sales in 2004, and we project unit sales in 2005 to be in the range of approximately 735 to 745 million units. We believe we are uniquely positioned to take advantage of the trend toward integration for cost reductions as we are the only supplier to offer a complete portfolio of high volume, cost effective technologies that support the integration of filtering, switching and RF power components. However, the impact of direct conversion architectures, which reduces the need for some of our products in CDMA handsets, is expected to reduce our handset revenues by $20.0 million to $26.0 million in 2005 as compared to 2004.

The broadband market includes a variety of applications such as point-to-point radios, wireless LAN, satellite systems, cable, GaAs based components for optical networks, and other standard products. Revenues for most of these applications declined in the first half of 2005 as compared to 2004. Revenues in the prior year were especially strong for wireless LAN and while revenues have not returned to these levels, orders in the second quarter of 2005 exceeded those in the second quarter of 2004. Further, point-to-point radio revenues and orders increased sharply in the second quarter of 2005 as compared to the prior year period and are forecasted to remain at this level throughout the third quarter of 2005. Satellite, wireless LAN and optical revenues have been lower in the first half of 2005 as compared to the first half of 2004 but we have experienced strong growth from the first quarter of 2005.

The base station market includes SAW filters, foundry services and other components. Revenues from this end market can vary significantly from quarter to quarter and are dependent on both new base station build-out and upgrades to existing base stations. Revenues from this market for the first six months of 2005 were down from the comparable period of 2004 as we experienced very strong base station revenues in the first three quarters of 2004. In the second quarter of 2005, approximately 55% of our base station revenues were derived from GSM applications, with the remainder generated from CDMA, wideband CDMA and other technologies. We currently do not believe that the direct conversion architecture will have a significant impact at this time as performance requirements for applications in this market differ from the handset applications resulting in less meaningful improvements from the direct conversion architecture. The more material impact to us is our continued development of cost reduced versions of our IF filters for this market. Although this strategy will likely erode our servable market with reduced potential revenue dollars, we believe it will allow us to maintain a favorable margin contribution while helping our customers reduce their costs.

Our products for the defense market typically are for phased array antenna and similar applications for flight systems. The programs for these applications typically have long lead times but are relatively stable. Revenues from this end market in the first half of 2005 decreased slightly from the first half of 2004; however, we are actively engaged with multiple defense industry contractors in the development of next-generation phased array systems, have recently had key design wins in major projects such as the Joint Strike Fighter and F-22, and expect to participate in other large projects such as the B-2 radar upgrade. Additionally, during the first quarter of 2005, we entered into a multi-year contract with the Defense Advanced Research Projects Agency (“DARPA”) to develop high power wide band amplifiers in gallium nitride and acquired TFR Technologies, Inc., which will add BAW filter revenues for defense applications. We expect these programs to expand throughout 2005 and 2006.

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

Our most critical accounting estimates include revenue recognition; the valuation of inventory, which impacts gross margin; assessment of recoverability of long-lived assets, which primarily impacts operating expense when we impair assets or accelerate depreciation; valuation of investments in privately held companies, which impacts net income when we record impairments; deferred income tax assets and liabilities, which impacts our tax provision; reserve for warranty costs, which impacts gross margin; and stock-based compensation. We also have other policies that we consider to be key accounting policies, such as our policies for the valuation of accounts receivable, reserves for sales returns and allowances, and reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

Revenue Recognition

We derive revenues primarily from the sale of standard and customer-specific products and services in the wireless handset, broadband, base station and defense markets. We also receive revenues from foundry services, non-recurring engineering fees and cost-plus contracts for research and development work, which collectively are less than 5% of consolidated revenues for any period. Our revenues also include nonrecurring engineering revenues related to the development of customer-specific products. Our markets during these comparative periods include wireless handsets, base stations, defense and broadband which includes wireless LAN (Local Area Network), satellite, optical networking, point-to-point radios, automotive and other. Our distribution channels include our direct sales staff, manufacturers’ representative firms, and distributors. Sales of our products are generally made through either our sales force and independent manufacturers’ representatives or through our stocking distributor. The majority of our shipments are made directly to our customers, with shipments to our manufacturing representatives and our stocking distributor, accounting for less than 10% of total revenues during 2004 and the first half of 2005.

Revenues from the sale of standard and customer-specific products are recognized when title to the products pass to the buyer. Revenues from foundry services and non-recurring engineering fees are recorded when the service is completed or upon certain milestones as provided for in the agreements. Revenues from cost-plus contracts are recognized on the percentage of completion method based on the costs incurred to date and the total contract amount, plus the contractual fee. Revenues from our distributor are recognized when the product is sold to the distributor. Our distribution agreements provide for selling prices that are fixed at the date of sale, although we occasionally offer price concessions, which are specific, of a fixed duration and are reserved for. Further, the distributor is obligated to pay the amount and it is not contingent on reselling the product; the distributor takes title to the product and bears substantially all of the risks of ownership; the distributor has economic substance; we have no significant obligations for future performance to bring about resale; and the amount of future returns can be reasonably estimated. We allow our distributor to return products for warranty reasons as well as for exchange products, within certain limitations. Customers can only return product for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

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

Investments in Privately Held Companies

In previous years, we made a number of investments in small, privately held technology companies in which we hold less than 20% of the capital stock or hold notes receivable. Additionally, as a result of the sale of our optoelectronics operations, we obtained $4.5 million of equity in CyOptics and a unsecured promissory note from CyOptics for $5.6 million, that was discounted $2.2 million to reflect the current market rate for similar debt of comparable companies. We account for these investments at their cost unless their value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. We evaluate the financial condition of the investee, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or poor operating results of the investees could result in additional other-than-temporary losses in future periods. During the second quarter of 2005, we reduced the value of two investments by a total of $0.2 million, $0.1 million of which was accrued against deferred revenue. Also during the first quarter of 2005, we liquidated our $0.9 million investment in another privately held company. The value of our investment in CyOptics was $4.5 million as of June 30, 2005; however, we believe there is risk associated with this investment and will evaluate CyOptics’ financial condition on a regular basis. As of June 30, 2005, our total investment in privately held companies was $4.6 million, compared to $1.1 million as of December 31, 2004.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. A significant amount of management judgment is involved with our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and international tax jurisdictions. Significant income tax exposures include potential challenges to foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of June 30, 2005, we were not currently under audit by the U.S. taxing authorities. We concluded federal income tax audits for the U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. The 2001-2003 German tax audit of our subsidiary, TriQuint Semiconductor GmbH is nearing completion. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate liability has been established for estimated exposures, though the potential exists for results to vary materially from these estimates.

We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We evaluate the need for a valuation allowance on a regular basis and adjust as needed. These adjustments have an impact on our financial statements in the periods in which they are recorded. In 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. As of June 30, 2005, this valuation allowance, as adjusted for discontinued operations, is still in place.

Warranty Costs

We sell our products with warranties that they will be free of faulty workmanship or defective materials and that they will conform to our published specifications or other specifications mutually agreed to with a customer. An accrual for expected warranty costs results in a charge to the financial results in the period recorded. This liability can be difficult to estimate and, if we experience warranty claims in excess of our projections, we may need to record additional accruals, which would adversely affect our financial results.

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

The accounting for stock-based compensation involves a number of estimates about the expected lives of stock options, interest rates, stock volatility, and assumptions as well as the selection of a valuation model. We have elected to use the Black-Scholes option valuation model. A change in any of these estimates or the selection of a different option pricing model could have a material impact on our pro forma net income (loss) disclosures. Beginning in the first quarter of 2006, we will be required to account for stock-based compensation under SFAS No. 123(R), Share-Based Payment, which will require us to recognize the estimate on our financial statements. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further discussion.

Acquisition of TFR Technologies, Inc.

On January 2, 2005, we successfully completed the acquisition of TFR Technologies, Inc. (“TFR”), a manufacturer and developer of thin film resonator filters for communication applications using bulk acoustic wave (“BAW”) or film bulk acoustic resonator (“FBAR”) technology. We believe that BAW technology is critical to developing higher frequency filters for next generation wireless communication products and is a natural complement to our SAW filters. We paid $2.9 million on the acquisition date and will pay an additional $2.3 million within one year after the closing date. We are also obligated to pay royalties on revenues we recognize from TFR technology based products over the four year period subsequent to the closing date, up to a maximum of $3.0 million. Additionally, we expect to incur employee retention charges of up to $1.7 million, which we will expense over a period of up to 18 months after the closing date as incurred.

The TFR acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. Details of the purchase price are as follows:

(in millions)
Cash paid at closing	$2.9
Cash due within one year(1)	2.3
Acquisition costs(2)	0.1
Total	$5.3

(1)                 We may also be required to pay up to an additional $3.0 million for royalties, which will be recognized as additional goodwill. The amount is based upon future revenues we recognize from TFR technology based products over the four year period after the closing date.

(2)                 During the three and six months ended June 30, 2005, we incurred $0.1 million of costs associated with the acquisition. We expect to incur up to an additional $1.7 million of charges related to employee retention. These charges will be expensed throughout a period of up to 18 months after the closing date. During the three and six months ended June 30, 2005, we incurred $0.4 and $0.8 million, respectively, of these charges.

The purchase price was allocated to the assets and liabilities based upon fair values as follows:

(in millions)
Cash	$0.4
Accounts receivables and other assets	0.7
Property, plant and equipment	0.7
Intangible assets	0.9
Goodwill	2.8
Payables and other liabilities	(0.2)
Total	$5.3

Discontinued Operations

During the first quarter of 2005, we concluded that our optoelectronics operations were not going to meet the revenue projections we made when we initially acquired the operations from Agere Systems, Inc. in January 2003. Further, significant reductions in average selling prices combined with reduced demand and valuation for new technologies with improved performance in the optoelectronic market resulted in continued losses from these operations for us. As a result, we decided to sell these operations and on April 14, 2005, entered into an agreement to sell our optoelectronics operations in Breinigsville, Pennsylvania and our optoelectronics subsidiary in Matamoros, Mexico to CyOptics, Inc. (“CyOptics”). With the sale, we believe we will benefit from focusing our attention on our growing wireless handset, base station, defense and broadband markets and build upon our successful portfolio of semiconductor and filter products. The transaction allows us to exit our optoelectronics operations that manufacture indium phosphide (“InP”) optical components; however, we will continue to manufacture and sell gallium arsenide (“GaAs”) based semiconductor related products for the optoelectronics market produced at our Oregon and Texas facilities. Revenues from GaAs related optical products accounted for approximately 5% of our revenues in 2004 and approximately 3% during the first quarter of 2005. The sale, completed on April 29, 2005, was an asset sale including the products, manufacturing equipment, inventory, the Mexican entity, related intellectual property rights and other assets that constitute the operations that manufacture InP optical chips and components for the optical networking market. CyOptics paid us the following consideration: $13.5 million cash at closing, $4.5 million of CyOptics’ preferred stock and a promissory note in the amount of approximately $3.3 million, net of a $2.3 million discount to record the note at current market rates. CyOptics also assumed certain liabilities associated with the optoelectronics operations.

Separately, on March 7, 2005, TriQuint Optoelectronics, a wholly-owned subsidiary, entered into a purchase and sale agreement (the “Agreement”) to sell the land and building and related facilities occupied by our optoelectronics operations in Breinigsville, Pennsylvania (the “Facility Sale”). On July 13, 2005, we completed the sale to Hamilton TEK Partners, LP (“Hamilton”) for $9.3 million, less commissions, fees, and other costs to sell the facility. Pursuant to the Agreement, we assigned to Hamilton our lease to CyOptics for approximately 90,000 square feet of the 849,000 square foot facility. The lease was executed on April 29, 2005 and was for a period of two years, with an option to renew. In association with the Facility Sale, we have provided Hamilton with a guarantee on CyOptics’ obligation under the original lease term. At June 30, 2005 and December 31, 2004, the facility was recorded on our consolidated balance sheets in the amount of $8.0 million in the “Assets held for sale” line item.

Our condensed consolidated financial statements have been reclassified for all periods presented to reflect the Breinigsville, Pennsylvania and Matamoros, Mexico optoelectronics operations as discontinued operations.

Assets and Liabilities Held for Sale

As noted above, we have accounted for our optoelectronics operations in Breinigsville, Pennsylvania and Matamoros, Mexico as discontinued operations, in accordance with GAAP. As a result, we have classified the assets and liabilities associated with these operations as held for sale. As of June 30 2005, we had classified $8.4 million of assets and $0.3 million of liabilities as held for sale. As of December 31, 2004, we had classified $32.4 million of assets and $15.1 million of liabilities as held for sale. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion.

Additionally, during 2004 we determined that we would sell excess equipment associated with our semiconductor manufacturing operations in Texas and Oregon and assets obtained from the liquidation of an investment we had in a privately held company. As of December 31, 2004, $1.5 million of these assets remained as held for sale. During the first quarter of 2005, we transferred $0.7 million of the excess equipment located at our Texas facility back into production at its fair market value in accordance with GAAP. As a result of the transaction, we recorded an impairment charge of less than $0.1 million during the first quarter of 2005. As of March 31, 2005, none of these assets remained classified as held for sale. During the first quarter of 2005, we also sold $0.7 million of the assets we obtained from the liquidation of an investment we had in a privately held company and during the first half of 2005 disposed of approximately $0.1 million of the assets. As a result of the transaction, we recorded a gain of less than $0.1 million. Further, during the first quarter of 2005, we reclassified $0.1 million of the assets as held and used in accordance with GAAP. No gain or loss was recorded on this transaction. As of June 30, 2005, none of these assets remained classified as held for sale.

Results of Operations

On April 14, 2005, we announced that we had entered into an agreement to sell our indium phosphide (“InP”) based optical networking product lines in Breinigsville, Pennsylvania and Matamoros, Mexico and related assets to CyOptics. The sale was completed on April 29, 2005 and included in the equipment, facility leases, inventory, accounts receivable, intellectual property rights and certain liabilities. In addition, on March 11, 2005, we announced the sale of the optoelectronics facility in Breinigsville, Pennsylvania used to manufacture the InP based optical networking products, which closed on July 13, 2005. As a result, in accordance with GAAP, the balance sheets reflect the assets and liabilities related to these operations as held for sale for all periods presented. Additionally, the statements of income and cash flows reflect the results of the InP optical networking business as discontinued operations for all periods presented. The following management discussion and analysis of operations addresses continuing operations only, unless otherwise noted. In addition, because our remaining revenues from GaAs based products for the optical networking end markets account for less than 5% of our consolidated revenues, we are now presenting our revenues based on the following end markets: wireless handsets, broadband, base stations and defense.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.3	65.7	70.9	65.2
Gross profit	30.7	34.3	29.1	34.8
Operating expenses:
Research, development and engineering	17.8	13.9	18.1	14.8
Selling, general and administrative	20.4	14.3	20.2	14.4
Reduction in workforce	0.5	0.2	0.3	0.3
Impairment of long-lived assets	—	0.4	0.0	0.2
Gain on disposal of equipment	(0.0)	(0.1)	(0.2)	(0.1)
Acquisition related charges	0.6	—	0.6	—
Total operating expenses	39.3	28.7	39.0	29.6
Operating income (loss)	(8.6)	5.6	(9.9)	5.2
Other income (expense):
Interest income	3.9	2.0	3.8	2.0
Interest expense	(3.6)	(3.2)	(3.7)	(3.5)
Foreign currency gain (loss)	(0.1)	(0.2)	0.0	(0.2)
Impairment charge—investment in other companies	(0.2)	—	(0.1)	—
Gain on retirement of debt	0.2	0.6	0.1	0.3
Other, net	0.0	0.0	0.0	0.1
Total other income (expense), net	0.2	(0.8)	0.1	(1.3)
Income (loss) from continuing operations, before income tax	(8.4)	4.8	(9.8)	3.9
Income tax expense (benefit)	(6.1)	0.1	(3.0)	(0.1)
Income (loss) from continuing operations	(2.3)	4.7	(6.8)	4.0
Discontinued operations:
Income (loss) from discontinued operations, before income tax	1.8	(4.4)	0.8	(3.8)
Gain on disposal	16.2	—	8.2	—
Income tax expense	6.6	0.0	3.3	0.0
Income (loss) from discontinued operations	11.4	(4.4)	5.7	(3.8)
Net income (loss)	9.1%	0.3%	(1.1)%	0.2%

Three-Month Periods Ended June 30, 2005 and 2004

Revenues from Continuing Operations

Our revenues from continuing operations decreased $16.7 million (20%) to $67.9 million in the second quarter of 2005 from $84.6 million in the second quarter of 2004. This decrease in revenue is a result of significantly lower sales of products for the wireless handset market combined with lower sales of products for broadband and base station markets and slightly lower sales for defense products. Our book-to-bill ratio for the second quarter was 1.08 to 1, a significant increase from our second quarter 2004 book-to-bill ratio of 0.98 to 1. This increase is primarily due to strength of bookings in both wireless handsets and broadband products. Our revenues by end market for the second quarter of 2005 and 2004 were as follows:

	Three Months Ended June 30,
(as a % of Total Revenues from Continuing Operations)	2005	2004
Wireless handsets	41%	44%
Broadband and other	31%	29%
Base stations	15%	14%
Defense	13%	13%
Total	100%	100%

Wireless handsets

Our revenues in the wireless handset market declined approximately 25% in the second quarter of 2005 compared to the second quarter of 2004. However, compared to the first quarter of 2005, revenues in the second quarter of 2005 from the wireless handset market increased 14%. The decline as compared to the second quarter of 2004 was primarily due to a decline in our shipments of applications for CDMA phones due to the impact of direct conversion architectures, combined with lower average selling prices for certain products, particularly RF and IF filters. Shipments of our sales of IF filters declined from approximately 6.7 million units in the second quarter of 2004 to approximately 1.3 million units in the second quarter of 2005, largely due to the use of direct conversion architecture in CDMA phones. Further, shipments of our duplexers declined from approximately 9.2 million units in the second quarter of 2004 to approximately 6.6 million units in the second quarter of 2005. Alternatively, our revenues in the second quarter of 2005 for power amplifiers, power amplifier modules and transmit modules increased approximately 45% as compared to the prior year period. Overall, our revenues from CDMA applications declined, but our revenues from GSM increased due to our new GSM power amplifier modules. Our revenues from CDMA applications now account for approximately 67% of our sales to the wireless handset, market compared to 75% in the second quarter of 2004. Correspondingly, our revenues from GSM applications now account for approximately 33% of our wireless handset revenues compared to about 23% in the second quarter of 2004.

Broadband and other

Revenues from the broadband market and other decreased 13% in the second quarter of 2005 as compared to the second quarter of 2004. However, as compared to the first quarter of 2005, revenues from this market increased 9% in the second quarter of 2005. Additionally, orders for products increased approximately 25% from the first quarter of 2005 and 6% from the second quarter of 2004. The increase in bookings reflects increasing orders for active standard products, partially offset by the decrease in demand for IF filters in the wireless LAN market due to the transition to direct conversion architectures. We expect revenues from broadband and other products to increase slightly in the third quarter of 2005 as compared to the second quarter of 2005, primarily due to strength in wireless LAN foundry products and other broadband products.

Base stations

Revenues from the base station market declined approximately 23% during the second quarter of 2005 from the comparable period in 2004. However, as compared to the first quarter of 2005, revenues from this market increased slightly in the second quarter of 2005. The decrease in revenues for the second quarter of 2005 is primarily due to a significant decrease in revenues from CDMA products. As a result of this decline, CDMA and wideband CMDA represented approximately 15% of our revenues in this market for the second quarter of 2005, as compared to approximately 30% of the revenues in the second quarter of 2004. Revenues in the second quarter of 2005 from GSM decreased approximately 12% from the second quarter of 2004. However, revenues in this market increased 13% from the first quarter of 2005. We are continuing to develop reduced cost versions of our IF filters in this market which we believe will help maintain favorable margin contributions. For the third quarter of 2005, we expect our revenues from base station products to be slightly lower than revenues from the second quarter of 2005.

Defense

Revenues from our defense related market decreased approximately 10% in the second quarter of 2005 as compared to the second quarter of 2004. The decrease is primarily due to a decline in product revenues, partially offset by an increase in research and development revenues, which represented approximately 30% of the revenues in the second quarter of 2005. During the first half of 2005, we initiated a DARPA (Defense Advanced Research Projects Agency) contract for the development of a gallium nitride process and products in which we are the prime contractor. Due to pass-through billings for subcontracted components of the project, gross margins for the DARPA contract will be lower than average. We expect revenues from our defense market to be flat in the third quarter of 2005 as compared to the second quarter of 2005.

Domestic and International Revenues

Revenues from domestic customers were approximately $26.6 million during the second quarter of 2005, compared to $38.8 million during the second quarter of 2004. Revenues from international customers were approximately $41.3 million for the second quarter of 2005, compared $45.8 million for the second quarter of 2004. As a percentage of total revenues, revenues from international customers were 61% of revenues in the second quarter of 2005 as compared to 54% in the second quarter of 2004. Revenues from international customers continue to grow due to the increasing demand for wireless handsets and infrastructure products in Asia, South America and Eastern Europe, where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. and Western Europe.

Gross Profit

Our gross profit margin as a percentage of revenues decreased to 30.7% in the second quarter of 2005, compared to 34.3% in the second quarter of 2004. The decrease was primarily due to lower overall sales, resulting in less absorption of fixed overhead costs and lower average selling prices on SAW filters.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses for the second quarter of 2005 increased $0.3 million (3%) to $12.1 million, as compared to $11.7 million for the second quarter of 2004. As a percentage of revenues, our research, development and engineering expenses increased to 17.8% in the second quarter of 2005, compared to 13.9% in 2004. These increases were primarily the result of higher product development costs, such as mask charges.

Selling, general and administrative

Selling, general and administrative expenses for the second quarter of 2005 increased 14% to $13.8 million, as compared to $12.1 million for the second quarter of 2004. As a percentage of revenues, our selling, general and administrative expenses increased to 20.4% in the second quarter of 2005, compared to 14.3% in 2004. The $1.7 million increase was primarily due to increased administrative costs to comply with Section 404 of the Sarbanes-Oxley Act of 2002, increased sales and marketing expenses and the inclusion of the costs from TFR, which we acquired in January 2005.

Reduction in force

During the second quarter of 2005, we recorded a charge of $0.4 million associated with a reduction in force of approximately 130 employees assigned to our operations in Apopka, Florida and San Jose, Costa Rica. The charge was a result of our ongoing efforts to align costs and capacity with the reduced levels of production and revenues at these facilities. During the second quarter of 2004, we recorded a charge of $0.1 million associated with a reduction in force at our Texas operations. These charges were a result of our ongoing efforts to align costs and capacity with levels of production and revenues at the Texas facility.

Impairment of long-lived assets and gain on disposal of equipment

We recorded an impairment of $0.4 million in the second quarter of 2004 associated with the closure of our operations in Tianjin, China, as our primary customer in the region no longer required a manufacturing presence. There were no similar impairments in the second quarter of 2005.

Acquisition related charges

As part of our acquisition of TFR, we anticipate paying an earn-out payment to the majority shareholder of approximately $1.5 million, payable in one year, and retention bonuses of $0.2 million, payable in 2006. The cost for these amounts is being recognized over the requisite period, resulting in $0.4 million of charges in the second quarter of 2005, which are recorded as expenses as incurred. There were no similar charges in the second quarter of 2004.

Other income (expense), net

In the second quarter of 2005, we recorded net other income of $0.1 million, compared to a net expense of $0.7 million in the second quarter of 2004. The primary reason for the net reduction in expense was the higher interest income earned on our cash and marketable securities portfolio due to higher interest rates on short and intermediate term investments. In addition, we reduced our interest expense on our 4% convertible notes as we repurchased and retired $45.0 million of these notes during the second quarter of 2004 and $5.0 million in the second quarter of 2005. In addition, favorable currency rates reduced our net foreign currency losses in the second quarter of 2005 as compared to the second quarter of 2004. These net reductions in expenses were partially offset by a decrease in the gain on retirement of debt recorded in the second quarter of 2005 as compared to the second quarter of 2004, combined with the impairment we recorded in the second quarter of 2005 to reduce the value of our investment in a privately held company. We had no similar impairments in the second quarter of 2004.

Income tax expense (benefit)

In the second quarter of 2005, we recorded an income tax benefit of $4.2 million from continuing operations, offset by $4.5 million of tax expense recorded from discontinued operations in the period. The $4.2 million tax benefit from continuing operations is a result of the reduction in the prior year valuation allowance caused by income generated from discontinued operations. The $4.5 million tax expense from discontinued operations is the permanent valuation allowance recognized. This offset was partially reduced by tax expenses from our foreign operations in Costa Rica and Sweden. In the second quarter of 2004, we recorded net tax expense of $0.1 million as a result of accruals for taxes on foreign operations, partially offset by related tax refunds.

Income (loss) from discontinued operations

We recorded a net gain from discontinued operations of $7.7 million in the second quarter of 2005 compared to a loss of $3.7 million in the second quarter of 2004. The gain recorded in the second quarter of 2005 includes a gain on the disposal of the operations of $11.0 million combined with gains on the sale of excess assets of the optoelectronics business of $2.2 million. These gains were partially offset by losses from the optoelectronic operations of $1.1 million and the tax expense from the discontinued operations of $4.4 million, as compared to a loss of $3.7 million from these operations in the second quarter of 2004. The losses in the second quarter of 2005 reflect only one month of full operations as we completed the sale on April 29, 2005. See Note 3 of the Notes to Condensed Consolidated Financial Statements for a discussion of the gain from discontinued operations.

Six-Month Periods Ended June 30, 2005 and 2004

Revenues from Continuing Operations

Revenues from continuing operations declined $29.5 million (18%) to $134.9 million for the six months ended June 30, 2005 as compared to $164.4 million for the comparable period in the prior year. This decrease in revenues is a result of significantly lower sales of products for the wireless handset market, lower sales of products for wireless LAN, satellite, the base station market and slightly lower sales for defense, partially offset by an increase in revenues for products for point-to-point radios. Our revenues by end market for the first six months of 2005 and 2004 were as follows:

	Six Months Ended June 30,
(as a % of Total Revenues from Continuing Operations)	2005	2004
Wireless handsets	40%	43%
Broadband and other	30%	29%
Base stations	15%	14%
Defense	15%	14%
Total	100%	100%

Wireless handsets

Revenues from wireless handsets declined approximately 25% during the first six months of 2005 as compared to the first six months of 2004. The decline as compared to the first half of 2004 was primarily due to a decline in our shipments of applications for CDMA phones due to the impact of direct conversion architectures, combined with lower average selling prices for certain products, particularly RF and IF filters. Shipments of our sales of IF filters declined from over 15.3 million units in the first half of 2004 to approximately 2.8 million units in the first half of 2005, largely due to the use of direct conversion architecture in CDMA phones. Further, shipments of our duplexers declined from over 16.3 million units during the first six months of 2004 to approximately 14.4 million units during the first six months of 2005.

Alternatively, our revenues for power amplifiers, power amplifier modules and transmit modules increased approximately 45% from a year ago. Overall, our revenues from CDMA applications declined, but our revenues from GSM increased due to our new GSM power amplifier modules. Our revenues from CDMA applications accounted for approximately 68% of our sales to the wireless handset market during the first half of 2005, compared to 78% in the first half of 2004. Correspondingly, our revenues from GSM applications accounted for approximately 32% of our wireless handset revenues compared to approximately 20% in 2004.

Broadband and other

Revenues from the broadband market and other decreased 18% during the six months ended June 30, 2005 as compared to the first six months 2004. However, revenues from point-to-point radios increased to over $11.8 million during the first six months of 2005, as compared to approximately $8.2 million during the first six months of 2004. Additionally, although orders for products decreased approximately 7% in the first half of 2005 as compared to 2004, orders in the second quarter increased approximately 6% from the comparable period in 2004. The increase in bookings reflects increasing orders for active standard products, partially offset by the decrease in demand for IF filters in the wireless LAN market due to the transition to direct conversion architectures.

Base stations

Revenues from the base station market declined approximately 16% during the six months ended June 30, 2005 from the comparable period in 2004. The decrease in revenue in 2005 was primarily due to a significant decrease in revenues from CDMA products. As a result CDMA and wideband CMDA represented approximately 20% of our revenues in this market for first half of 2005, as compared to approximately 31% of the revenues in the first half of 2004. Revenues for the six months ended June 30, 2005 from GSM decreased approximately 4% from the comparable period of 2004. We are continuing to develop reduced cost versions of our IF filters in this market which we believe will help maintain favorable margin contributions.

Defense

Revenues from our defense related market decreased slightly during the six months ended June 30, 2005 as compared to the first six months of 2004. The decrease is primarily due to a decline in product revenues, partially offset by an increase in research and development revenues and over $1.2 million of revenues from our DARPA contract. Due to pass-through billings for subcontracted components of the DARPA contract, gross margins for the DARPA project will be lower than average. We expect revenues from our defense market to be flat in the third quarter of 2005 as compared to the second quarter of 2005.

Domestic and International Revenues

Revenues from domestic customers were approximately $55.4 million during the first half of 2005, compared to approximately $77.7 million during the first half of 2004. Revenues from international customers were approximately $79.5 million for the first half of 2005, compared to approximately $86.7 million for the first half of 2004. As a percentage of total revenues, revenues from international customers was 59% of revenues during the first six months of 2005 as compared to 53% in the comparable period in 2004. Revenues from international customers continue to grow due to the increasing demand for wireless handsets and infrastructure products in Asia, South America and Eastern Europe where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. and Western Europe.

Gross Profit

Our gross profit margin as a percentage of revenues decreased to 29.1% in the first six months of 2005, compared to 34.8% in the comparable period of 2004. The decrease was primarily due to lower overall sales, resulting in less absorption of fixed overhead costs and lower average selling prices on SAW filters. In addition, the results from the first half of 2004 included certain adjustments for warranty and other reserves that were a benefit to gross margin. Offsetting this in part was a $1.9 million benefit to gross margin from the settlement of an outstanding credit memo, which had expired and was closed during the first half of 2005, prohibiting additional claims.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses for the first six months of 2005 were unchanged from 2004 at $24.4 million. As a percentage of revenues, these expenses increased to 18.1% of revenues in the first six months of 2005 as compared to 14.8% in the comparable period of 2004. The increase as a percentage of revenues was primarily the result of lower cost absorption from the reduced revenues in 2005 as compared to 2004.

Selling, general and administrative

Selling, general and administrative expenses increased $3.6 million (15%) to $27.2 million for the first six months of 2005 from $23.7 million in the comparable period of 2004. As a percentage of sales, selling, general and administrative expenses increased to 20.2% in the first half of 2005 as compared to 14.4% in the first half of 2004. The increase was primarily due to increased administrative costs to comply with Section 404 of the Sarbanes-Oxley Act of 2002, increased sales and marketing expenses and the inclusion of the costs from TFR, which we acquired in January 2005.

Reduction in force

During the first half of 2005, we recorded a charge of $0.4 million associated with a reduction in force of approximately 130 employees assigned to our operations in Apopka, Florida and San Jose, Costa Rica. The charge was a result of our ongoing efforts to align costs and capacity with the reduced levels of production and revenues at these facilities. During the first half of 2004, we recorded a charge of $0.4 million associated with a reduction in force of approximately 21 employees assigned to our Texas operations. These charges were a result of our ongoing efforts to align costs and capacity with levels of production and revenues at the Texas facility.

Impairment of long-lived assets and gain on disposal of equipment

During the first six months of 2005, we recorded impairments of less than $0.1 million for the write down to fair market value of certain fabrication equipment held for sale. In addition, we sold certain excess equipment at auction and recorded a net gain of $0.2 million during this period. During the first six months of 2004, we recorded a charge of $0.4 million associated with the closure of our operations in Tianjin, China as our primary customer in the region no longer required a manufacturing presence. Gains from the sale of equipment during this period accounted for less than $0.1 million.

Acquisition related charges

During the six months ended June 30, 2005, we recorded $0.8 million of charges related to the TFR anticipated earn-out payment and retention bonuses, payable in 2006. There we no similar charges in 2004.

Other income (expense), net

In the first half of 2005, we recorded net other income of $0.2 million compared to a net expense of $2.1 million in the first half of 2004. The primary reason for the net reduction in expense was the higher interest income earned on our cash and marketable securities portfolio due to higher interest rates on short and intermediate term investments, combined with reduced interest expense on our 4% convertible notes resulting from the repurchase and retirement of $45.0 million of these notes during the second quarter of 2004 and $5.0 million in the second quarter of 2005. In addition, favorable currency rates reduced our net foreign currency losses during the first six months of 2005 as compared to 2004. These net reductions in expenses were partially offset by a decrease in the gain on retirement of debt recorded in 2005 as compared 2004, combined with the impairment charge we recorded in the first half of 2005 to reduce the value of our investment in a privately held companies. We had no similar impairments during the first six months of 2004.

Income tax expense (benefit)

During the first six months of 2005, we recorded a net income tax benefit of $4.1 million, primarily resulting from the offset of the $4.5 million of tax expense recorded from discontinued operations in the second quarter.The $4.1 million tax benefit from continuing operations is a result of the reduction in the prior year valuation allowance caused by income generated from discontinued operations. The tax benefit was partially reduced by tax expenses from our foreign operations in Costa Rica, Mexico, Sweden and Japan. During the first six months of 2004, we recorded a net tax benefit of $0.2 million as a result of tax refunds from various jurisdictions, partially offset by accruals for taxes on foreign operations.

Income (loss) from discontinued operations

We recorded a gain from discontinued operations of $7.6 million during the six months ended June 30, 2005 as compared to a loss of $6.3 million in the comparable period of 2004. The gain recorded in 2005 includes a gain of $11.0 million from the disposal of the operations in the second quarter of 2005, combined with gains on the sale of excess assets of the optoelectronics business of $3.8 million. These gains were partially offset by losses from the optoelectronic operations of $2.7 million and the tax expense from the discontinued operations of $4.5 million. The losses from discontinued operations in 2005 reflect only four months of full operations as we completed the sale on April 29, 2005. See Note 3 of the Notes to Condensed Consolidated Financial Statements for a discussion of the gain from discontinued operations.

Guidance

We expect revenues from continuing operations for the third quarter of 2005 to increase approximately 8% to 13% from the second quarter of 2005, primarily due to increased sales of products for wireless handsets and broadband applications. Our gross margin in the third quarter of 2005 is expected to improve slightly from the second quarter of 2005 due to higher factory utilization and continued control of spending. In addition, we expect to record a small gain from discontinued operations estimated to be between $0.3 million and $0.4 million, due primarily to the sale of the land, building and related facilities in Breinigsville, Pennsylvania to Hamilton. Including this gain, we project that our earnings per share for the third quarter of 2005 will fall within the range of a loss of $0.01 per share to a profit of $0.01 per share.

Liquidity and Capital Resources

Liquidity

As of June 30, 2005, our cash, cash equivalents and marketable securities increased $13.1 million (3%) to $401.2 million, from $388.1 million as of December 31, 2004. This increase in cash, cash equivalents and marketable securities during the six months ended June 30, 2005 is primarily due to the cash received from the sale of our optoelectronics operations ($13.5 million), combined with cash provided by continuing operations ($10.3 million), cash received from the issuance of common stock ($3.1 million) and proceeds from the sale of assets held for sale ($1.0 million). These increases were partially offset by decreases from the repurchase of our 4% convertible subordinated notes ($4.8 million), capital expenditures ($6.6 million), the acquisition of TFR ($2.7 million) and payments on capital lease obligations ($0.1 million). Additionally, our discontinued optoelectronics operations provided $0.4 million of cash during the first six months of 2005, primarily due to the sale of excess equipment of the operations. The cash provided by continuing operations primarily represents a cash inflow from the net loss, adjusted depreciation and amortization, tax benefit from discontinued operations for gains and losses on disposals of assets ($5.2 million), a reduction in inventories ($6.9 million) and an increase in accounts payable and accrued expenses ($2.9 million), partially offset by an increase in other assets ($2.5 million) and accounts receivable ($1.9 million).

At June 30, 2005, our net accounts receivable balance increased $2.4 million (7%) to $38.1 million, from $35.7 million at December 31, 2004. The increase is primarily due to the timing of shipments during the period and accounts receivable acquired from TFR ($0.6 million).

At June 30, 2005, our net inventory balance decreased $6.8 million (14%) to $42.8 million, compared to $49.6 million at December 31, 2004. The decrease in inventory during the due inventory management and improved inventory turnover.

At June 30, 2005, our net property, plant and equipment decreased $9.0 million (5%) to $190.5 million, compared to $199.5 million at December 31, 2004. The decrease is primarily due to depreciation ($17.2 million), partially offset by capital expenditures ($6.6 million), assets acquired from TFR ($0.7 million), and the reclassification of assets held for sale to productive assets ($0.7 million).

At June 30, 2005, our accounts payable and accrued expenses increased $5.4 million (16%) to $39.5 million, compared to $34.1 million at December 31, 2004. The increase is primarily due to increases in trade payables and accrued payroll and taxes due to the timing of payments, combined with the payables acquired from TFR, partially offset by reductions in our warranty and sales reserves.

Transactions Affecting Liquidity

On July 13, 2005, we completed the sale of the land, building and related facilities previously occupied by our optoelectronic operations in Breinigsville, Pennsylvania to Hamilton (the “Facility Sale”). The facility was sold for $9.3 million in cash, less $0.7 million of commissions, fees, and other costs related to the Facility Sale. The financial impact of the Facility Sale will be recorded in the third quarter of 2005.

On May 17, 2005, we completed the repurchase of $5.0 million face value of our convertible subordinated notes for $4.8 million before accrued interest. Additionally, on May 18, 2004, we completed the repurchase of $45.0 million face value of our convertible subordinated notes for $43.9 million before accrued interest. We regularly evaluate the market pricing of these notes in comparison to our cash flow forecast to determine the value to our company of repurchasing a portion of them. Since 2001, we have repurchased $126.2 million face value of the original $345.0 million issuance.

On April 29, 2005, we completed the sale of our optoelectronics operations in Breinigsville, Pennsylvania and our optoelectronics subsidiary in Matamoros, Mexico to CyOptics. As part of the transaction, we received cash consideration of $13.5 million. In addition, we received a promissory note with a face value of $5.6 million. The initial payment on the note is due April 1, 2007.

On January 2, 2005, we completed the acquisition of TFR and paid $2.7 million on the closing date, net of $0.4 million of cash acquired. We will pay an additional $2.3 million within one year after the closing date as well as contingent royalties on revenues we recognize from TFR technology based products over the four year period subsequent to the closing date, up to a maximum of $3.0 million. We also expect to incur employee retention charges of up to $1.7 million, which will be paid in the first and second quarters of 2006.

Capital Resources

Our current cash, cash equivalent and short-term investment balances, together with cash anticipated to be generated from continuing operations are currently our principal sources of liquidity and we believe these will satisfy our projected working capital, capital expenditure, and possible investment needs, at a minimum, through the next 12 months. We expect our needs for capital expenditures to be between $1 million and $3 million for the three months ending September 30, 2005. The principal risks to these sources of liquidity are capital expenditures or investment needs in excess of our expectations, in which case we may be required to finance any additional requirements through additional equity offerings, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

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

New competitive products and technologies have been announced which could reduce demand for our SAW filter products and our receiver and related products for wireless handsets.

New products have been introduced in the marketplace that use a direct conversion architecture in wireless handsets, which reduces the number of components needed in the receiver portion of wireless handsets, including our SAW IF filter products and our receiver. Direct conversion architecture has been available since the mid-1990’s for GSM phones and wireless handset manufacturers are increasing the use of this process in new handsets. During the six months ended June 30, 2005 and 2004, sales of SAW IF filters and receiver products for GSM phones accounted for less than 1% of our total revenues. In addition, several companies have introduced a direct conversion chipset for CDMA phones which impacts future revenues from SAW IF filters and receiver products for CDMA phones. In the first half of 2005, sales from SAW IF filters for CDMA phones decreased to approximately 2% of our total revenues as compared to 6% of our total revenues for the comparable period of 2004. At the same time, sales of our receiver and related products for CDMA phones decreased to approximately 6% of our total revenues in first half 2005 as compared to 7% of our total revenues in the first half of 2004. In 2005, we are anticipating the direct conversion architecture migration for all standards to have a negative impact on our SAW filter revenues in certain applications of approximately $20.0 million to $26.0 million as compared to 2004.

Other competitive filtering technologies, including film bulk acoustic resonator (“FBAR”) and bulk acoustic wave (“BAW”), have been introduced and have gained market acceptance in certain applications and we recently acquired TFR Technologies, Inc. to enable us to participate in the BAW market.

We are actively pursuing new products such as RF filters, duplexers, power amplifiers, modules and BAW filtering to offset the decline in sales of products affected by direct conversion architecture. If we are not successful in introducing competitive or alternative products, our business, financial condition and results of operation will suffer.

Our operating results may suffer due to fluctuations in demand for semiconductors and electronic communications components.

From time to time, the wireless handset, broadband, base stations and defense markets have experienced significant downturns and wide fluctuations in product supply and demand, often in connection with, or in anticipation of, maturing product cycles, capital spending cycles and declines in general economic conditions. The cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We have experienced, and may experience again, periodic fluctuations in our financial results because of these or other industry-wide conditions. For example, if demand for communications applications were to decrease substantially, demand for the integrated circuits and modules, optical components and modules and SAW filter components in these applications would also decline, which would negatively affect our operating results. Conversely, we believe that current trends such as wireless phone portability, color screens and digital photo capability, and the development of wireless infrastructure in countries such as India and China will increase the demand for our products. We do not know, however, if this will lead to a sustained level of increased demand.

We depend on the continued growth of communications markets.

We derive all of our product revenues from sales of products and services for electronic communication applications. These markets are characterized by the following:

•       cyclical demand;

•       intense competition and pricing pressure;

•       rapid technological change; and

•       short product life cycles, especially in the wireless handset market.

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

On December 16, 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), Share-Based Payment, which replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flow. Currently, we use the Black-Scholes model for option expense calculation and present pro forma disclosure of the income statement effect in financial statement footnotes only under APB No. 25. However, under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative and all share-based payments to employees, including grants of employee stock options will be recognized in the financial statements based on their fair values. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. SFAS 123(R) is effective for public companies at the beginning of the first annual period beginning after June 15, 2005. As such, SFAS 123(R) will be effective for us beginning in 2006 and we are currently evaluating our share-based employee compensation programs to determine what action, if any, may be required to reduce this potential charge when this statement becomes effective. In anticipation of the effective date, we have accelerated the vesting of options, excluding option grants to our board members and chief executive officer, with an option price equal or greater to $9.00 per share. The acceleration was done as part of a comprehensive review of our entire benefits program and the decision to accelerate some of the options was made after review of our current stock price, our competitive position with respect to options, the benefit of the options to the employees and the potential effects of SFAS No. 123(R). The closing price of our stock, as reported on the Nasdaq National Market, on the date of the option vesting was $4.00 per share. The adoption of the standard is expected to have a material adverse impact on our financial statements.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business and our stock price could suffer.

Section 404 of Sarbanes-Oxley requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, during 2004, we were required to perform an evaluation of our internal controls over financial reporting and have our auditor publicly attest to such evaluation. At December 31, 2004, management asserted, and our independent registered public accounting firm attested, that we had no material weaknesses over internal controls over financial reporting and were in full compliance with Section 404. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent registered public accounting firm’s attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not arise. If a material weakness is discovered, we could be subject to regulatory investigations or sanctions, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

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

Our product and process development efforts may not be successful and our new products or processes may not achieve market acceptance. Further, continued excess capacity in our competitors’ manufacturing facilities could cause product prices to drop more rapidly than we can reduce costs. To the extent that our cost reductions and new product introductions do not occur in a timely manner, our results of operations could suffer.

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

Our products for CDMA-based systems, including filters for base stations and receivers and power amplifiers for wireless handsets comprise a significant part of our business. CDMA technology is relatively expensive and there can be no assurance that emerging markets, such as China and India, will continue to adopt this technology. Our business and financial results would be adversely impacted if CDMA technology does not continue to gain acceptance or if demand does not strengthen.

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

For example, we announced our intention to develop and market RF front-end modules for wireless handsets at cost-effective prices. We will also need to continue to expand our wireless applications into CDMA and GSM applications. If we fail to design and produce these products in a manner acceptable to our customers or have incorrectly anticipated our customers’ demand for these types of products, our operating results could be harmed.

Our business will be adversely impacted if we do not continue to gain market acceptance of our wireless handset module products or develop effective manufacturing processes to produce them.

Our strategy for wireless handset products depends in large part upon the success of our design and marketing of wireless phone modules. Wireless phone modules represent the incorporation of some or all of the components of the wireless phone radio into a single product. If we are unable to design these modules in a manner acceptable to our customers or have incorrectly anticipated our customers’ demand for these products, our operating results will be adversely affected.

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

We manufacture a substantial portion of our products to address the needs of individual customers. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select development projects that will result in sufficient volumes to enable us to achieve manufacturing efficiencies. Because customer-specific products are developed for unique applications, we expect that some of our current and future customer-specific products may never be produced in sufficient volume and may impair our ability to cover our fixed manufacturing costs. Furthermore, if customers cancel or delay orders for these customer-specific products, our inventory of these products may become unmarketable or obsolete, which would negatively affect our operating results.

In addition, if we experience delays in completing designs, fail to obtain development contracts from customers whose products are successful, or fail to have our product designed into the next generation product of existing volume production customers, our revenues could be harmed.

Our excess manufacturing capacity may adversely affect our operating results if current favorable market trends do not continue.

We have converted our Hillsboro facility from four-inch wafer production to six-inch wafer production and have expanded the capacity of our Texas operation with the acquisition of the Richardson facility. These increases in capacity directly relate to significant increases in fixed costs and operating expenses. These increased costs could have an adverse effect on our results of operations during economic downturns. If the current favorable market trends do not continue and we experience decreased levels of demand, we will be forced to reduce production at these facilities which will have an adverse effect on our business, financial condition and results of operations due to these increased expense levels.

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

As part of the sale of our optoelectronics operations in Breinigsville, Pennsylvania and our optoelectronics subsidiary in Matamoros, Mexico to CyOptics, Inc. on April 29, 2005, we received $4.5 million of CyOptics’ preferred stock representing approximately 10% of the voting shares of CyOptics and a promissory note in the amount of approximately $5.6 million (we have discounted the note approximately $2.3 million to record the debt at a current market rate for similar debt of comparable companies). The $4.5 million of preferred stock is held at cost. We believe there is risk associated with these investments and if CyOptics is not profitable or if the company lacks sufficient liquidity, or if the value of the enterprise declines, our promissory note and preferred stock could decline in value which may result in our recording an impairment charge.

Further, as part of the sale of the land and building and related facilities occupied by the optoelectronics operations in Breinigsville, Pennsylvania to Hamilton in the third quarter of 2005, we assigned to Hamilton the lease we had entered into with CyOptics at the time of the closing of the sale of the operations. As a condition of the sale to Hamilton, we have guaranteed the base rent due under the initial two year term. Thus, if CyOptics does not make the lease payments in a timely manner during this period, we could be liable for CyOptics’ rent payments for the remaining term of the lease.

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

•       design defects;

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

As we continue to expand our operations, an increasing number of our employees and operations are located in countries other than the U.S. The laws and governance of these countries may differ substantially from that of the U.S. and may expose us to increased risks of adverse impacts on our operations and results of operations. These risks could include: loss of protection of proprietary technology, disruption of production processes, interruption of freight channels and delivery schedules, currency exposure, taxation, financial institution failure, government expropriation, labor shortages, political unrest, and fraud.

Some of our manufacturing facilities are located in areas prone to natural disasters.

We have a SAW manufacturing and assembly facilities located in Apopka, Florida and San Jose, Costa Rica. Hurricanes, tropical storms, flooding, tornadoes, and other natural disasters are common events for the southeastern regions of the U.S. and in Central America which could affect our operations in these areas. Additionally, mud slides, earthquakes and volcanic eruptions could also affect our Costa

Rican and Oregon facilities. Any disruptions from these or other events could have a material adverse impact on our operations and financial results.

Although we have manufacturing and assembly capabilities for our Sawtek products in both Apopka, Florida and San Jose, Costa Rica, we are only capable of fabricating wafers for those products in our Apopka facility and rely on our San Jose facility for the majority of our assembly operations. As a result, any disruption to either facility could have a material adverse impact on our operations and financial results.

The hurricanes encountered in the southeastern U.S. during the third quarter of 2005 and 2004 did not cause any significant damage to our facilities.

The following table indicates the approximate exposure we believe we have with respect to natural disasters:

	Type of	Approximate Percent of Total*
Location	Disaster	Fixed Assets	Revenues
Apopka, Florida	H	15%	35% - 40%
Dallas, Texas	H	50%	25% - 30%
Hillsboro, Oregon	E, V	20%	35% - 40%
San Jose, Costa Rica**	E, V, H	15%	35% - 40%

E—Earthquake/mudslide

V—Volcanic eruption

H—Hurricane and/or tornado and flooding

* Based on fixed assets or revenues as of and for the quarter ended June 30, 2005.

** Costa Rica is a contract manufacturer for certain products partially produced in Apopka, FL.

A disruption in our Costa Rican operations could have an adverse impact on our operating results.

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

For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 75% exemption from Costa Rican income taxes through 2007. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative impact on our net income. During the first and second quarter of 2005, the 75% tax exemption reduced our income tax expense by $0.3 million and $1.4 million, respectively. During the first and second quarter of 2004, the 75% tax exemption reduced our income tax expense by $1.0 million and $1.6 million, respectively.

In addition, the U.S. Internal Revenue Service and several foreign tax authorities could assert additional taxes associated with our subsidiary due to differing interpretations of transfer pricing and other intercompany transactions.

Our business may be adversely affected by acts of terrorism or war.

Acts of terrorism or war could interrupt or restrict our business in several ways. We rely extensively on the use of air transportation to move our inventory to and from our vendors and to ship finished products to our customers. If war or terrorist acts cause air transportation to be grounded or severely interrupted, our business would be adversely impacted.

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

We currently utilize subcontractors for the majority of our integrated circuit and module assemblies. Approximately 30% of our revenues are derived from components in which we utilize subcontractors for some portion of the production process. There are certain risks associated with dependence on third party providers, such as minimal control over delivery scheduling, adequate capacity during demand peaks, warranty issues and protection of intellectual property. Additionally, if these subcontractors are unable to meet our needs, it could prevent or delay production shipments that could negatively affect our results of operations. If we were to change any of our subcontractors, we would be required to requalify each new subcontractor, which could also prevent or delay product shipments that could negatively affect our results of operations. In addition, our reliance on these subcontractors may negatively affect our production if the services vary in reliability or quality. If we are unable to obtain timely service of acceptable quality or if the prices increase, our results of operations could be harmed.

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

As the U.S. economy improves, increases in salaries of technical, sales and administrative personnel may outpace productivity gains, which could result in our expenses growing at a rate that exceeds our revenue growth rate.

The U.S. economy has improved in recent months, which has lead to increased production volumes and a higher absorption of fixed costs and operating expenses for our company. In addition, this economic recovery may lead to increases in the salaries of our technical, sales and administrative personnel as we try to maintain competitive wages. These increases in salaries may outpace our productivity gains and result in our expenses growing at a rate that exceeds our revenue growth rate, which could have an adverse effect on our gross profit margin.

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

New environmental regulations such as the Waste Electrical and Electronic Equipment (“WEEE”) and the Reduction of the use of certain Hazardous Substances in electrical and electronic equipment (“RoHS”) directives may require us to redesign our products and to develop compliance administration systems.

Starting in August 2005, companies selling a broad range of electrical goods in Europe will need to conform to the WEEE directives and as of July 2006, those same companies will also need to conform to the RoHS directive. New environmental standards such as these could require us to redesign our products to comply with the standards, and require the development of compliance administration systems. We may incur significant costs to redesign our products and to develop compliance administration systems. Further, alternative designs may have an adverse effect our gross profit margin. If we cannot develop compliant products timely or properly administer our compliance programs, our revenues may decline due to lower sales, which would adversely affect our operating results.

We have substantial indebtedness.

We have $218.8 million of indebtedness remaining in the form of our convertible subordinated notes due in 2007. We have additional indebtedness for operating and capital leases and, as a result of the sale of our optoelectronics facility in Breinigsville, Pennsylvania, have guaranteed the lease we assigned to Hamilton for a period of two years. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

If our cash balance and cash flow are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes or our other obligations, we would be in default under the terms thereof. Default under the indenture would permit the holders of the notes to accelerate the maturity of the notes and could cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we can not assure you that we would be able to repay amounts due in respect of the notes if payment of the notes were to be accelerated following the occurrence of an event of default as defined in the indenture.

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

We rely on a combination of patents, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents granted and pending in the U.S. and elsewhere and intend to seek further international and U.S. patents on our technology. In addition to our own patents and patent applications, we have acquired a substantial portfolio of U.S. and foreign patent applications in the optoelectronics area of technology. Many of these patent applications have issued as patents and will have lives that will extend 20 years from their respective filing dates, while other are still pending. We also have acquired a number of patents in the BAW area of technology; these patents will expire 20 years from their respective filing dates. We cannot be certain that patents will be issued from any of our pending applications or that patents will be issued in all countries where our products can be sold or that any claims allowed from pending applications or will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, may not protect our products or intellectual property rights to the same extent as do the laws of the U.S., increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

We currently have approximately 130 patents that expire from 2005 to 2023, with most expiring between 2015 and 2023. We currently do not have any significant revenues related to a patent that will soon expire.

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

•       purchase licenses to the technology and/or pay royalties.

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

Our sales outside of the U.S. during the three and six months ended June 30, 2005 were approximately 61% and 59%, respectively. Sales outside of the U.S. during the three and six months ended June 30, 2004 were approximately 54% and 53%, respectively As a result, we face inherent risks from these sales, including:

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

In February 2003, several nearly identical putative civil class action lawsuits were filed in the United States District Court for the Middle District of Florida against Sawtek, Inc., our wholly owned subsidiary since July 2001. The lawsuits also named as defendants current and former officers of Sawtek and our company. The cases were consolidated into one action, and an amended complaint was filed in this action on July 21, 2003. The amended class action complaint is purportedly filed on behalf of purchasers of Sawtek’s stock between January 2000 and May 24, 2001, and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as Securities and Exchange Commission Rule 10b-5, by making false and misleading statements and/or omissions to inflate Sawtek’s stock price and conceal the downward trend in revenues disclosed in Sawtek’s May 23, 2001 press release. The complaint does not specify the amount of monetary damages sought. Sawtek and the individual defendants filed their motion to dismiss on September 3, 2003, and briefing on the motion was completed on November 19, 2003. The court heard oral argument on November 21, 2003, and issued an order partially denying the motion to dismiss on December 19, 2003. Specifically, the court found that the complaint was not barred by the statute of limitations, but reserved ruling on the other aspects of the motion to dismiss. Because the statute of limitations issue is a novel question of law, the court stayed the proceedings in this case to allow the defendants to file an interlocutory appeal to the Eleventh Circuit Court of Appeals. The defendants duly filed for interlocutory appeal on January 22, 2004. Because the Court of Appeals has been considering the identical issue in another matter, the appeal process has been stayed, pending the Court of Appeals’ decision in the other matter. On June 1, 2005, the Eleventh Circuit issued a memorandum decision in the unrelated case that raised the similar statute of limitations issue. The Court of Appeals held that factual issues were raised, which precluded resolution of the statute of limitations issues at this time. The Court of Appeals remanded that case to the lower court for the purpose of making factual findings. The Sawtek appeal process with respect to the statute of limitations remains stayed pending remand of this unrelated case. On June 3, 2005, the defendants requested the United States District Court to lift its stay of the proceedings in the Sawtek case, and to proceed to rule on the remaining issues raised in the motion to dismiss the complaint. The District Court has allowed the parties to file supplemental briefing on or before August 19, 2005, and scheduled a hearing for August 25, 2005 to hear re-argument on the balance of the motion to dismiss the complaint. We continue to vigorously defend against the claims asserted against Sawtek, and deny the allegations contained in the complaint. This litigation may, however, require us to spend a substantial amount of time and money and could distract management from our day-to-day operations. In addition, there can be no assurance as to our success in defending ourselves against these charges. This and any future securities class action litigation could be expensive and divert our management’s attention and harm our business, regardless of its merits.

Our stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $5.07 to a low of approximately $2.88 during the 52 weeks ended June 30, 2005. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

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

Item 3.   Qualitative and Quantitative Disclosure about Market Risk

Cash Equivalents, Short-term and Long-term Investments

Our investments in cash equivalents, short-term investments and long-term investments are classified as available-for-sale securities and are comprised of highly rated, short and medium-term investments, such as U.S. government agencies, corporate debt securities, commercial paper and other such low risk investments in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. Although we manage investments under an investment policy, economic, market and other events may occur which we cannot control. Although the risks are minimal, fixed rate securities may have their fair value adversely impacted because of changes in interest rates and credit ratings. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer principal losses if we were to sell securities that have declined in value because of changes in interest rates or issuer credit ratings. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes. We do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.

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

The following table shows the fair values of our investments and convertible subordinated notes as of June 30, 2005 (in thousands):

	Cost	Fair Value
Cash and cash equivalents (including net unrealized gains of $28)	$81,817	$81,845
Available-for-sale investments (including net unrealized losses of $2,791)	$322,110	$319,319
Convertible subordinated notes	$218,755	$201,255

Foreign Currency Risk

We are exposed to currency exchange fluctuations as we sell our products internationally and have operations in Costa Rica and Germany. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We do engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments and to hedge material cash flows that are not denominated in U.S. dollars, in accordance with a foreign exchange risk management policy approved by our board of directors. We primarily use currency forward contracts for this purpose. This hedging activity will reduce, but may not always entirely eliminate, the impact of currency exchange movements. As of June 30, 2005 and 2004, we had forward currency contracts outstanding of approximately $3.8 million and $35.0 million, respectively. The contracts designated as cash flow hedges at June 30, 2005 and 2004 were approximately $3.8 million and $2.9 million, respectively. The contracts designated as balance sheet hedges at June 30 2004 were approximately $32.1 million. We had no balance sheet hedges as of June 30, 2005.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

In February 2003, several nearly identical putative civil class action lawsuits were filed in the United States District Court for the Middle District of Florida against Sawtek, Inc., our wholly owned subsidiary since July 2001. The lawsuits also named as defendants current and former officers of Sawtek and our company. The cases were consolidated into one action, and an amended complaint was filed in this action on July 21, 2003. The amended class action complaint is purportedly filed on behalf of purchasers of Sawtek’s stock between January 2000 and May 24, 2001, and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as Securities and Exchange Commission Rule 10b-5, by making false and misleading statements and/or omissions to inflate Sawtek’s stock price and conceal the downward trend in revenues disclosed in Sawtek’s May 23, 2001 press release. The complaint does not specify the amount of monetary damages sought. Sawtek and the individual defendants filed their motion to dismiss on September 3, 2003, and briefing on the motion was completed on November 19, 2003. The court heard oral argument on November 21, 2003, and issued an order partially denying the motion to dismiss on December 19, 2003. Specifically, the court found that the complaint was not barred by the statute of limitations, but reserved ruling on the other aspects of the motion to dismiss. Because the statute of limitations issue is a novel question of law, the court stayed the proceedings in this case to allow the defendants to file an interlocutory appeal to the Eleventh Circuit Court of Appeals. The defendants duly filed for interlocutory appeal on January 22, 2004. Because the Court of Appeals has been considering the identical issue in another matter, the appeal process has been stayed, pending the Court of Appeals’ decision in the other matter. On June 1, 2005, the Eleventh Circuit issued a memorandum decision in the unrelated case that raised the similar statute of limitations issue. The Court of Appeals held that factual issues were raised, which precluded resolution of the statute of limitations issues at this time. The Court of Appeals remanded that case to the lower court for the purpose of making factual findings. The Sawtek appeal process with respect to the statute of limitations remains stayed pending remand of this unrelated case. On June 3, 2005, the defendants requested the United States District Court to lift its stay of the proceedings in the Sawtek case, and to proceed to rule on the remaining issues raised in the motion to dismiss the complaint. The District Court has allowed the parties to file supplemental briefing on or before August 19, 2005, and scheduled a hearing for August 25, 2005 to hear re-argument on the balance of the motion to dismiss the complaint. We continue to vigorously defend against the claims asserted against Sawtek, and deny the allegations contained in the complaint.

On March 16, 2005, Preferred Real Estate Investments, Inc. (“PREI”) filed a complaint against the our subsidiary, TriQuint Optoelectronics, Inc., in the Court of Common Pleas of Lehigh County, Pennsylvania (the “court”) alleging specific performance and general damages relating to negotiations for the sale of our facility in Breinigsville, Pennsylvania (the “facility”). On June 30, 2005 we settled the dispute with PREI and received a notice from the court of praecipe to settle, discontinue and end the claim against our subsidiary. As part of the settlement, we paid PREI $250 for damages of which Hamilton TEK Partners, LP (“Hamilton”), the purchaser of the facility, agreed to compensate us for $125. In the third quarter of 2005, we completed the sale of the facility to Hamilton and received the $125 compensation.

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

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

On May 12, 2005, we held our Annual Meeting of Stockholders in Hillsboro, Oregon. We solicited votes by proxy pursuant to proxy solicitation materials first distributed to our stockholders on or about April 6, 2005. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for and against and the number of abstentions:

1.                The election of Dr. Paul A. Gary, Charles Scott Gibson, Nicolas Kauser, Ralph G. Quinsey, Dr. Walden C. Rhines, Steven J. Sharp, Edward F. Tuck and Willis C. Young as directors of the Company until the next Annual Meeting of Stockholders or until their successors are elected:

Nominee	For	Withheld
Dr. Paul A. Gary	118,376,303	8,042,447
Charles Scott Gibson	116,147,750	10,271,000
Nicolas Kauser	118,384,592	8,034,158
Ralph G. Quinsey	118,594,751	7,823,999
Dr. Walden C. Rhines	118,258,711	8,160,039
Steven J. Sharp	118,412,241	8,006,509
Edward F. Tuck	115,346,982	11,071,768
Willis C. Young	120,843,484	5,575,266

2.                The proposal to approve the amendment and restatement of the TriQuint Semiconductor, Inc. 1996 Stock Incentive Program:

For	Against	Abstain
48,438,115	19,409,519	2,173,422

3.                The ratification of the audit committee’s appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005:

For	Against	Abstain
123,106,993	3,135,375	176,380

Item 5.   Other Information

None

Item 6.   Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.
Dated: August 8, 2005	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey
President and Chief Executive Officer
Dated: August 8, 2005	By:	/s/ STEPHANIE J. WELTY
Stephanie J. Welty
Vice President of Finance and Administration, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.