Form 10-Q
period 2005-09-30
TRIQUINT SEMICONDUCTOR INC
filed 2005-11-08
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐    No ☒

As of October 31, 2005, there were 140,001,827 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$75,235	$81,569	$210,127	$245,931
Cost of goods sold	51,646	56,877	150,078	166,348

Gross profit	23,589	24,692	60,049	79,583

Operating expenses:
Research, development and engineering	11,570	11,285	36,335	36,043
Selling, general and administrative	11,234	9,760	35,346	30,647
Reduction in workforce	—	—	362	428
Impairment of assets	—	—	31	389
Loss (gain) on disposal of equipment	22	1	(200)	(84)
Acquisition related charges	414	—	1,241	—

Total operating expenses	23,240	21,046	73,115	67,423

Income (loss) from operations	349	3,646	(13,066)	12,160

Other income (expense):
Interest income	3,052	1,825	8,150	5,141
Interest expense	(2,441)	(2,505)	(7,406)	(8,235)
Foreign currency gain	32	2,372	35	2,063
Impairment charge—investments in other companies	(55)	(404)	(155)	(404)
Gain on sale of intellectual property	954	—	954	—
Gain on retirement of debt	—	—	114	539
Other, net	72	19	114	151

Total other income (expenses), net	1,614	1,307	1,806	(745)

Income (loss) from continuing operations, before income tax	1,963	4,953	(11,260)	11,415
Income tax expense (benefit)	(90)	172	(4,173)	19

Income (loss) from continuing operations	2,053	4,781	(7,087)	11,396

Discontinued operations:
Income (loss) from discontinued operations, net of tax	522	(8,868)	8,126	(15,195)

Net income (loss)	$2,575	$(4,087)	$1,039	$(3,799)

Basic per share net income (loss):
Income (loss) from continuing operations	$0.02	$0.03	$(0.05)	$0.08
Income (loss) from discontinued operations	0.00	(0.06)	0.06	(0.11)

	$0.02	$(0.03)	$0.01	$(0.03)

Diluted per share net income (loss):
Income (loss) from continuing operations	$0.02	$0.03	$(0.05)	$0.08
Income (loss) from discontinued operations	0.00	(0.06)	0.06	(0.11)

	$0.02	$(0.03)	$0.01	$(0.03)

Common equivalent shares:
Basic	139,917	137,432	139,297	136,590
Diluted	141,210	138,845	139,297	140,784

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$74,263	$89,719
Investments in marketable securities	173,138	108,778
Accounts receivable, net	43,619	35,654
Inventories, net	45,845	49,619
Prepaid expenses	3,490	2,653
Other current assets	8,618	7,692
Assets held for sale	—	33,890

Total current assets	348,973	328,005

Long-term investments in marketable securities	160,407	189,555
Property, plant and equipment, net	189,481	199,518
Other noncurrent assets, net	15,745	5,322

Total assets	$714,606	$722,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$42,655	$34,075
Deferred tax liability	7,727	7,607
Capital leases, current portion	69	275
Commitments and contingencies (Note 14)	345	—
Liabilities held for sale	—	15,057

Total current liabilities	50,796	57,014

Long-term liabilities:
Convertible subordinated notes	218,755	223,755
Other long-term liabilities	845	244

Total liabilities	270,396	281,013

Stockholders’ equity:
Common stock, $.001 par value, 600,000,000 shares authorized, 139,956,201 shares and 138,773,680 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	140	139
Additional paid-in capital	476,070	472,675
Accumulated other comprehensive loss	(3,319)	(1,707)
Accumulated deficit	(28,681)	(29,720)

Total stockholders’ equity	444,210	441,387

Total liabilities and stockholders’ equity	$714,606	$722,400

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Income (loss) from continuing operations	$(7,087)	$11,396
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,812	28,806
Tax expense allocated to discontinued operations	(4,783)	—
Impairment of long-lived assets	31	389
Gain on retirement of debt	(114)	(539)
Impairment charge—investments in other companies	155	404
Gain on sale of intellectual property	(954)	—
Loss (gain) on disposal of assets	(200)	(84)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(7,398)	(9,676)
Inventories, net	3,774	2,452
Other assets	(2,664)	(807)
Accounts payable and accrued expenses	6,404	1,535

Net cash provided by operating activities	13,976	33,876

Cash flows from investing activities:
Purchase of available-for-sale investments	(392,900)	(408,905)
Maturity/sale of available-for-sale investments	356,490	394,111
Proceeds from the sale of discontinued operations, net of certain fees	22,520	—
Business acquisition, net of cash acquired	(2,716)	—
Proceeds from sale of assets	1,910	129
Capital expenditures	(13,317)	(20,334)

Net cash used in investing activities	(28,013)	(34,999)

Cash flows from financing activities:
Principal payments under capital lease obligations	(206)	—
Repurchase of convertible subordinated notes	(4,844)	(43,875)
Issuance of common stock, net	3,396	7,936

Net cash used in financing activities	(1,654)	(35,939)

Net decrease in cash and cash equivalents from continuing operations	(15,691)	(37,062)

Cash provided by (used in) discontinued operations	235	(14,289)

Net decrease in cash and cash equivalents	(15,456)	(51,351)

Cash and cash equivalents at beginning of period	89,719	126,491

Cash and cash equivalents at end of period	$74,263	$75,140

Supplemental disclosures:
Cash paid for interest	$8,894	$10,225
Cash paid for income taxes	$489	$566
Preferred stock received in sale of discontinued operations	$4,500	$—
Note receivable from sale of discontinued operations	$3,341	$—

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1.    Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the assessment of recoverability of long-lived assets, the valuation of investments in and receivables from privately held companies, the recognition and measurement of income tax assets and liabilities, the accounting for stock-based compensation and the establishment of reserves for potential warranty costs and guarantees. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of normal, recurring adjustments necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2004, as included in the Company’s 2004 Annual Report on Form 10-K as filed with the SEC on March 15, 2005.

On April 29, 2005, the Company completed the sale of its optoelectronics operations in Pennsylvania and its optoelectronics subsidiary in Mexico. On July 13, 2005, the Company completed the sale of the land and building and related facilities occupied by the Company’s former optoelectronics operations in Pennsylvania. In accordance with GAAP, the balance sheet at December 31, 2004 has been adjusted to reflect the assets and liabilities of the operations in Pennsylvania and Mexico optoelectronics operations as held for sale. Additionally, the statements of operations and cash flows have been adjusted to reflect the results of these optoelectronics operations as discontinued operations for the periods presented. As of September 30, 2005, no assets or liabilities associated with the sales of the operations and facility remained.

The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarter, which was October 1, 2005. For convenience, the Company has indicated that its third quarter ended on September 30. The Company’s fiscal year ends on December 31.

Reclassifications

Where necessary, prior period amounts have been reclassified to conform to the current period presentation. Reclassifications made to the 2004 financial statements include adjustments to reclassify auction rate preferred securities from cash and cash equivalents to short-term investments. As a result, purchases and sales of available-for-sale securities included in the Company’s statement of cash flow for the nine months ended September 30, 2004 were increased, $185,781 and $243,410, respectively, to account for the reclassification of the auction rate preferred securities. Additionally, the Company reclassified certain expenses previously classified as selling, general and administrative expenses to conform to current period presentation. This reclassification was done to better align certain costs with their functional classification and were as follows:

•	For the nine months ended September 30, 2005, the Company reclassified $2,763 and $373, respectively, of expenses previously classified as selling, general and administrative to cost of goods sold and research, development and engineering.

•	For the three months ended September 30, 2004, the Company reclassified $1,124 and $181, respectively, of expenses previously classified as selling, general and administrative to cost of goods sold and research, development and engineering.

•	For the nine months ended September 30, 2004, the Company reclassified $3,496 and $581, respectively, of expenses previously classified as selling, general and administrative to cost of goods sold and research, development and engineering.

None of the reclassifications had an effect on net income or loss, or on stockholders’ equity as previously reported.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$2,575	$(4,087)	$1,039	$(3,799)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(3,239)	(7,458)	(10,359)	(27,490)

Pro forma net income (loss)	$(664)	$(11,545)	$(9,320)	$(31,289)

Earnings per share:
Basic—as reported	$0.02	$(0.03)	$0.01	$(0.03)
Basic—pro forma	$(0.00)	$(0.08)	$(0.07)	$(0.23)

Diluted—as reported	$0.02	$(0.03)	$0.01	$(0.03)
Diluted—pro forma	$(0.00)	$(0.08)	$(0.07)	$(0.23)

2.    Business Combinations

On January 5, 2005, the Company completed the acquisition of TFR Technologies, Inc. (“TFR”), a manufacturer and developer of thin film resonator filters for communication applications using bulk acoustic wave (“BAW”) technology. The Company believes that BAW technology is critical to developing higher frequency filters for next generation wireless communication products and is a natural complement to the

Company’s SAW filters. The Company paid $2,920 in cash on the closing date and will pay an additional $2,263 in cash within one year after the closing date. The Company is also obligated to pay royalties on revenues it recognizes from sales of TFR technology based products over the four year period subsequent to the closing date, up to a maximum of $3,000. Additionally, the Company expects to incur employee retention charges of up to $1,738, which will be expensed over a period of up to 18 months after the closing date. During the three and nine months ended September 30, 2005, the Company incurred $414 and $1,241, respectively, of these employee retention charges. The results of operations for the TFR business are included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2005.

The Company accounted for the TFR acquisition as a purchase in accordance with SFAS No. 141, Business Combinations. Details of the purchase price are as follows:

Cash paid at closing	$2,920
Cash due within one year(1)	2,263
Acquisition costs(2)	166

Total	$5,349

(1)	The Company may also be required to pay up to an additional $3,000 for royalties, which the Company would recognize as additional goodwill. The amount is based upon future revenues the Company recognizes from TFR technology based products over the four year period after the closing date. As of September 30, 2005, the Company had not recognized revenue from qualifying products and thus had not recorded any additional goodwill or royalty liability.

(2)	The Company expects to incur up to an additional $1,738 of charges related to employee retention. The Company will expense these charges throughout a period of up to 18 months after the closing date. During the three and nine months ended September 30, 2005, the Company incurred $414 and $1,241, respectively, of such charges.

The purchase price was allocated to TFR’s assets and liabilities based upon fair values as follows:

Cash	$370
Accounts receivables and other assets(1)	678
Property, plant and equipment	716
Intangible assets (Note 7)	936
Goodwill (Note 7)(1)	3,108
Payables and other liabilities(1)	(459)

Total	$5,349

(1)	During the third quarter of 2005 and in accordance with SFAS No. 141, the Company adjusted the purchase price allocation to correct the beginning balance of TFR’s assets and liabilities on the date of purchase. The adjustments are reflected as an adjustment to goodwill.

Pro forma results of operations have not been presented for this acquisition because its effect was not material to the Company on either an individual or aggregate basis.

3.    Discontinued Operations

During the first quarter of 2005, the Company concluded that its optoelectronics operations were not going to meet the revenue projections it made when the Company initially acquired the operations from Agere Systems, Inc. in January 2003. Further, significant reductions in average selling prices combined with reduced valuation for new technologies with improved performance resulted in continued losses from these operations for the Company. As a result, the Company announced the sale of these operations on April 14, 2005 and entered into an agreement to sell its optoelectronics operations in Breinigsville, Pennsylvania and its optoelectronics subsidiary in Matamoros, Mexico to CyOptics, Inc. (“CyOptics”). With the sale, the Company believes it will benefit from focusing its attention on its wireless handset, base station, military and wireless broadband access markets and build upon its portfolio of semiconductor and filter products. The transaction allows the Company to exit its optoelectronics operation that manufactures indium phosphide (“InP”) optical components. The sale, completed on April 29, 2005, was an asset sale including the products, manufacturing equipment, inventory, the Mexican entity, related intellectual property rights and other assets that constitute the operations that manufacture InP optical chips and components for the optical networking market. CyOptics paid the Company the following consideration: $13,500 cash at closing, $4,500 of CyOptics’ preferred stock (representing approximately 10% of the voting shares of CyOptics) and a promissory note in the amount of $3,341, net of a $2,292 discount to record the note at a current market rate (see Note 16 for further discussion). CyOptics also assumed certain liabilities associated with the optoelectronics operations, such as warranty obligations to customers.

Separately, on July 13, 2005, TriQuint Optoelectronics, a wholly-owned subsidiary of the Company, completed the sale of the land and building and related facilities occupied by the Company’s former optoelectronics operations in Breinigsville, Pennsylvania to Hamilton TEK Partners, LP (“Hamilton”) for $9,300 (the “Facility Sale”). Pursuant to the sale, the Company assigned to Hamilton a lease it had executed with CyOptics for approximately 90,000 square feet of the 849,000 square foot facility. The lease was executed on April 29, 2005 and was for a period of two years, with an option to renew. In association with the Facility Sale, the Company has provided Hamilton with a guarantee on CyOptics’ obligation under the original lease term (see Note 14). As of September 30, 2005, the maximum potential amount of future payments under the guarantee was $1,800. The Company evaluated the guarantee, payment obligations, and financial condition of CyOptics and determined that the guarantee’s fair value as of September 30, 2005 was $345 and is recorded as a current liability on the Company’s condensed consolidated balance sheet. The financial impact of the Facility Sale, including the lease guarantee, resulted in a gain of $471 for the third quarter of 2005.

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

Operating results of the discontinued optoelectronic operations are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005		2004	2005		2004
Revenues	$—		$8,160	$10,000		$26,349
Cost of goods sold	—		12,757	8,295		28,691

Gross profit	—		(4,597)	1,705		(2,342)

Research, development and engineering	—		3,716	1,952		10,773
Selling, general and administrative	(27	)(1)	1,905	1,928		5,578
Reduction in force	—		—	495	(2)	(761	)(3)
Impairment of long-lived assets	—		—	5		—
Gain on disposal of equipment	(287)		(1,359)	(4,056)		(2,791)

Total operating expenses	(314)		4,262	324		12,799

Income (loss) from operations	314		(8,859)	1,381		(15,141)

Foreign currency gain	—		11	14		43
Other	—		(10)	9		(37)

Other income	—		1	23		6

Income (loss) from discontinued operations before income tax expense	314		(8,858)	1,404		(15,135)

Gain on disposal(4)	471		—	11,505		—

Income tax expense	263		10	4,783		60

Net income (loss) from discontinued operations	$522		$(8,868)	$8,126		$(15,195)

(1)	The reduction in selling, general and administrative expenses for the three months ended September 30, 2005 was primarily due to rental income received from CyOptics for the July building rent and transition service payments. These reductions in expenses were partially offset by the normal operating expenses for the building prior to the July 13th sale to Hamilton.

(2)	In the fourth quarter of 2004, the Company repositioned its optoelectronics product strategy. As part of this restructuring the Company terminated approximately 110 employees in Pennsylvania and approximately 90 employees in Mexico. At the time of the restructuring, the Company’s optoelectronics operations incurred severance and related payroll costs of $2,337, of which $1,485 remained at December 31, 2004. During the first quarter of 2005, the Company’s optoelectronics operations incurred an additional $495 of charges related to the repositioning. These charges resulted from post-termination costs associated with transitioning employees who completed their services to the business in the first quarter of 2005. The severance charges are included in the discontinued operations portion of the Company’s condensed consolidated statements of operations.

(3)	As part of the Agere purchase in the first quarter of 2003, the Company recorded an accrued severance liability of $1,800, of which $838 remained as of December 31, 2003. This amount was reduced by $614 during the first quarter of 2004 and $147 in the second quarter of 2004 to reflect a reduction in the number of employees originally expected to be impacted from the acquisition due to normal attrition of the workforce. The reduction is included in the discontinued operations portion of the Company’s condensed consolidated statements of operations. No liability remained for the severance costs at December 31, 2004.

(4)	The gain on disposal for the three months ended September 30, 2005 represents the net gain recorded on the sale of the Company’s Pennsylvania facility to Hamilton. The gain on disposal for the nine months ended September 30, 2005 included the facility sale gain as well as the gain recorded on the sale of the Company’s optoelectronics operations in Breinigsville, Pennsylvania and its optoelectronics subsidiary in Matamoros, Mexico to CyOptics, Inc.

The carrying value of the assets and liabilities held for sale of the discontinued optoelectronic operations included in the consolidated balance sheets are as follows:

	September 30, 2005	December 31, 2004
Assets held for sale:
Cash	$—	$285
Accounts receivable, net	—	4,477
Inventories, net	—	10,127
Other long-term assets(1)	—	16,130
Prepaid expenses	—	637
Other assets	—	710

Assets held for sale	$—	$32,366	(2)

Liabilities held for sale:
Accounts payable and accrued expenses	$—	$14,685
Other liabilities	—	372

Liabilities held for sale	$—	$15,057

(1)	Prior to the sale of the Company’s optoelectronics operations in Breinigsville, Pennsylvania and Matamoros, Mexico, the Company had identified certain long-term assets as held for sale. These assets included the Pennsylvania facility ($8,000), a variety of equipment used for optoelectronics fabrication and assembly operations at the Pennsylvania and Mexico facilities, and intangible assets related to the optoelectronics business. During the three and nine months ended September 30, 2005, the Company sold $8,238 and $15,630, respectively, of the assets it had classified as held for sale as of December 31, 2004, including the Pennsylvania facility and $6,737 of long-lived assets as a result of the sale of the operations to CyOptics in the three months ended June 30, 2005. Additionally, the Company disposed of $234 of the assets during the nine months and transferred $266 of the assets classified as held for sale to the Company’s Oregon, Texas and Florida operations and reclassified these assets as held and used at their fair value.

(2)	At December 31, 2004, the Company also classified certain assets from its continuing operations as held for sale. See Note 8 for further discussion.

4.    Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flow. Currently, the Company uses the Black-Scholes model for option expense calculation and presents pro forma disclosure of the statements of operations effect in financial statement footnotes only under APB No. 25. However, under SFAS No. 123(R), pro forma disclosure of the statements of operations effects of share-based payments will no longer be an alternative and all share-based payments to employees, including grants of employee stock options, will be recognized in the financial statements based on their fair values. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. SFAS 123(R) is effective for public companies with annual periods that begin after June 15, 2005. In anticipation of the effective date, the Company accelerated the vesting of options, excluding option grants to the Company’s board members and chief executive officer, with an option price equal or greater to $9.00 per share in the fourth quarter of 2004. The acceleration was done as part of a comprehensive review of the Company’s entire benefits program and the decision to accelerate some of the Company’s options was made after review of the Company’s current stock price, the competitive benefits and costs for the Company from the options, the benefit of the options to the employees and the potential effects of SFAS No. 123(R). The closing price of the Company’s stock, as reported on the Nasdaq National Market, on the date of the option acceleration was $4.00 per share. Further, the Board of Directors has approved a plan to accelerate the vesting of options greater than $5.35 per share in the fourth quarter of 2005, excluding the options held by the officers of the Company and the Board of Directors. The Company expects the adoption of SFAS 123(R) will have a material impact on its results of operations however the Company has not yet determined the method of adoption, the effect of adopting SFAS 123(R), or whether adoption in the first quarter of 2006 will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In March 2005, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 107, to provide guidance on SFAS No. 123(R). SAB No. 107 provides the Staff’s view regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R) and disclosure in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R). SAB No. 107 was effective March 29, 2005. The adoption of SAB No. 107 is expected to have a material impact on the Company’s financial statements when the Company adopts SFAS No. 123(R) in the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is to be applied prospectively for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 in the third quarter of 2005 did not have a material impact on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, in an effort to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes its current accounting policy complies with the requirements of the new standard and as such the adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In November 2004, the FASB ratified a consensus reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations. A number of issues have arisen in practice in applying the criteria in paragraph 42, and the following broad categories of issues related to the application of both criteria in that paragraph have been identified: (a) whether the intent of the paragraph is that all operations and cash flows of the disposal component be eliminated from the ongoing operations of the entity or whether some minor level of operations or cash flow may remain; (b) if some insignificant level of operations or cash flows of the disposal component can continue without precluding discontinued operations reporting, the level at which “significance” should be measured; and (c) in applying the paragraph, the factors to consider in determining whether the selling entity has retained “significant continuing involvement” in the disposed component. In the first quarter of 2005, the Company identified the optoelectronics operations as a discontinued operation pursuant to EITF No. 03-13 and has presented the consolidated financial statements accordingly for all periods presented.

5.    Net Income (Loss) Per Share

Net income (loss) per share is presented as basic and diluted net income (loss) per share. Basic net income (loss) per share is net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is similar to basic net income (loss) per share, except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect.

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Shares for basic net income (loss) per share:
Weighted-average shares outstanding—Basic	139,917	137,432	139,297	136,590
Dilutive securities	1,293	1,413	—	4,194

Weighted-average shares outstanding—Dilutive	141,210	138,845	139,297	140,784

For the three and nine months ended September 30, 2005, options and other exercisable convertible securities totaling 19,967 and 23,603 shares, respectively, were excluded from the calculation as their effect would have been antidilutive. For the three and nine months ended September 30, 2004, options and other exercisable convertible securities totaling 22,618 and 16,242 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

6.    Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	September 30, 2005	December 31, 2004
Inventories, net:
Raw materials	$15,010	$19,617
Work-in-process	19,359	14,656
Finished goods	11,476	15,346

	$45,845	$49,619

7.    Goodwill and Other Acquisition-Related Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to perform impairment analysis on its goodwill at least annually, or when events and circumstances warrant. The Company intends to perform this test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During the nine months ended September 30, 2005 and 2004, there were no impairments or impairment indicators present and no losses were recorded. Goodwill and other acquisition-related intangible assets are included in “Other non-current assets, net” on the Company’s condensed consolidated balance sheet.

Information regarding the Company’s other acquisition-related intangible assets is as follows:

	Useful Life (Years)	September 30, 2005			December 31, 2004
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill		$3,558	$—	$3,558	$450	$—	$450
Amortizing:
Patents, trademarks and other	<1 - 10	8,352	6,741	1,611	7,416	5,605	1,811

Total intangible assets		$11,910	$6,741	$5,169	$7,866	$5,605	$2,261

During the first quarter of 2005, the Company recorded $2,842 of goodwill and $936 of amortizing intangible assets associated with the Company’s acquisition of TFR. In the second and third quarters of 2005, the Company made certain purchase price accounting adjustments increasing goodwill $266 (see Note 2). The fair value of the intangible assets acquired as part of the acquisition, which were given useful lives that range from less than one year to ten years, were determined by management, which considered a number of factors including an evaluation by an independent appraiser. The goodwill was recorded as the excess of the total consideration paid for TFR, less the net assets identified. The Company intends to evaluate this amount on a yearly basis, or as circumstances warrant, in accordance with SFAS No. 142.

Amortization expense of amortizing intangible assets was $69 and $1,136, respectively, for the three and nine months ended September 30, 2005. During the three and nine months ended September 30, 2004, amortization expense of amortizing intangible assets was $457 and $1,374, respectively.

8.    Assets and Liabilities Held for Sale

As of September 30, 2005, the Company had no assets classified as held for sale. At December 31, 2004, the Company had $33,890 of assets classified as held for sale, which were comprised of the following:

•	Related to the April 2005 sale of the Company’s optoelectronics operations in Breinigsville, Pennsylvania and Matamoros, Mexico, the Company included $32,366 of assets related to these operations as held for sale on the Company’s condensed consolidated balance sheet at December 31, 2004 in accordance with GAAP. As of September 30, 2005 the Company had successfully disposed of these assets (see Note 3 for further discussion).

•	As of December 31, 2004, the Company held for sale $850 of assets obtained from the liquidation of an investment the Company had in a privately held company. During the first quarter of 2005, the Company sold $725 of the assets and disposed of $33 of the assets, resulting in a net gain of $5. The Company also reclassified $62 of the assets during the period as held and used at their fair value in accordance with GAAP. During the second quarter of 2005, the Company disposed of the remaining $31 of assets and during the third quarter of 2005 sold intellectual property acquired from the liquidation for $954. As of September 30, 2005, the Company had disposed of these assets.

•

As of December 31, 2004, the Company held for sale $674 of equipment located at the Company’s Texas facility. During the first quarter of 2005, the Company transferred these assets back into production at their fair value in accordance with GAAP. As a result of the transaction, the Company recorded an impairment charge of $31 during the first quarter of 2005. As of September 30, 2005, none of these assets remained classified as held for sale.

As December 31, 2004, the Company had $15,057 of liabilities classified as held for sale. These liabilities are the liabilities recorded by the Company’s former optoelectronics operations in Breinigsville, Pennsylvania and Matamoros, Mexico. In accordance with GAAP, these liabilities were classified as held for sale on the Company’s condensed consolidated balance sheets for all periods presented due to the sale of these operations in the second quarter of 2005 (see Note 3). As of September 30, 2005, there were no liabilities remaining as held for sale.

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

The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense for operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Beginning balance	$822	$989	$806	$1,636
Accruals	57	320	613	950
Deductions	(99)	(225)	(639)	(1,502)

Ending balance	$780	$1,084	$780	$1,084

10.    Property, Plant and Equipment

Property, plant and equipment for operations consisted of the following:

	September 30, 2005	December 31, 2004
Land	$19,691	$19,691
Buildings	88,918	89,009
Leasehold improvements	4,700	4,403
Machinery and equipment	244,194	238,073
Furniture and fixtures	4,901	4,903
Computer equipment and software	20,901	21,042
Assets in process	9,243	3,961

	392,548	381,082

Accumulated depreciation	(203,067)	(181,564)

	$189,481	$199,518

For the three and nine months ended September 30, 2005, the Company incurred depreciation expense of $7,694 and $24,914, respectively. For the three and nine months ended September 30, 2004, the Company incurred depreciation expense of $8,933 and $26,578, respectively.

11.    Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$2,575	$(4,087)	$1,039	$(3,799)

Other comprehensive income:
Net unrealized gain (loss) on cash flow hedges	144	36	(417)	56
Net unrealized gain (loss) on available for sale investments	(422)	612	(1,195)	(1,382)

Comprehensive income (loss)	$2,297	$(3,439)	$(573)	$(5,125)

12.    Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations are remeasured at the prior month’s balance sheet rate. To manage its exposure to foreign currency exchange rate fluctuations, the Company enters into derivative financial instruments, including hedges. The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized into earnings. During the three and nine months ended September 30, 2005, the Company reported foreign currency gains from remeasurement and hedging activity of $32 and $35, respectively. During the three and nine months ended September 30, 2004, the Company reported foreign currency gains from remeasurement and hedging activity of $2,372 and $2,063, respectively. The gains recorded in 2004 were primarily due to the revaluation of a euro based non-trade receivable related to the repayment of the contingent earnout deposit from the Infineon acquisition.

As of September 30, 2005 and 2004, the Company had forward currency contracts outstanding of $3,619 and $52,481, respectively. The contracts designated as cash flow hedges at September 30, 2005 and 2004 were approximately $3,619 and $4,338, respectively. The contracts designated as balance sheet hedges at September 30, 2004 were approximately $48,143. The Company had no balance sheet hedges as of September 30, 2005.

13.    Reduction in Force

During the nine months ended September 30, 2005, the Company recorded a charge to earnings of $362 for severance related costs associated with a reduction in force of approximately 130 employees at the Company’s Florida and Costa Rica operations. This reduction in force was made due to declining quarterly revenue from these operations and the Company’s ongoing effort to align costs and capacity with its levels of production and revenue. No additional charges were recorded for the three months ended September 30, 2005. As of September 30, 2005, a liability of $75 remained for the unpaid portion of these severance costs and was included in “Accounts payable and accrued expenses” on the Company’s condensed consolidated balance sheets.

During the nine months ended September 30, 2004, the Company accrued and recorded as a charge to earnings severance costs of $428 associated with a reduction in force of approximately 30 employees assigned to its Texas operations. The charge was a result of the Company’s ongoing efforts to align costs and capacity with its levels of production and revenue. No additional charges were recorded for the three months ended September 30, 2004. As of September 30, 2004, a liability of $20 remained for the unpaid portion of these severance costs and was included in “Accounts payable and accrued expenses” on the Company’s condensed consolidated balance sheets. No liability remained at December 31, 2004.

The following table details the severance activity for periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Beginning severance liability	$115	$107	$—	$—
Severance charges incurred	—	—	362	428
Severance disbursements	(40)	(87)	(287)	(408)

Ending severance liability	$75	$20	$75	$20

14.    Commitments and Contingencies

Legal Matters

In February 2003, several nearly identical putative civil class action lawsuits were filed in the United States District Court for the Middle District of Florida against Sawtek, Inc. (“Sawtek”), the Company’s wholly owned subsidiary since July 2001. The lawsuits also named as defendants former officers of Sawtek and the Company. The cases were consolidated into one action, and an amended complaint was filed in this action on July 21, 2003. The amended class action complaint was purportedly filed on behalf of purchasers of Sawtek’s stock between January 2000 and May 24, 2001, and alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as Securities and Exchange Commission Rule 10b-5, by making false and misleading statements and/or omissions to inflate Sawtek’s stock price and conceal the downward trend in revenues disclosed in Sawtek’s May 23, 2001 press release. On October 6, 2005, the Middle District of Florida dismissed the complaint with prejudice.

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

Lease Guarantee

In the third quarter of 2005, the Company completed the sale of the land, building and related facilities previously occupied by its optoelectronic operations in Breinigsville, Pennsylvania to Hamilton (the “Facility Sale”). At the time of the Facility Sale, the Company had an operating lease with CyOptics for approximately 90,000 square feet of the 849,000 square foot facility. In connection with the Facility Sale, the Company assigned the lease to Hamilton as the new landlord and guaranteed the base rent due from CyOptics to Hamilton through the initial lease term of March 31, 2007. As of September 30, 2005, the maximum potential amount of future payments under the guarantee was $1,800. The Company evaluated the guarantee, payment obligations, and financial condition of CyOptics and determined that the guarantee’s fair value as of September 30, 2005 was $345.

15.    Convertible Subordinated Notes

During the nine months ended September 30, 2005, the Company repurchased $5,000 of the Company’s 4% convertible subordinated notes at a cost of $4,844. This repurchase resulted in a gain on retirement of long-term debt of $114, net of the write-down of associated capitalized bond issuance costs of $42. During the nine months ended September 30, 2004, the Company repurchased $45,000 of the outstanding notes at a cost of $43,875, resulting in a gain on retirement of long-term debt of $539, net of a write-down of associated bond issuance costs of $586. There were no repurchases during the three months ended September 30, 2005 and 2004. At September 30, 2005, the Company had $218,755 of convertible subordinated notes outstanding and net capitalized issuance costs of $1,423 as compared to $223,755 of convertible subordinated notes outstanding and $2,228 of net capitalized issuance costs at December 31, 2004. During the three and nine months ended September 30, 2005, the Company amortized $252 and $762, respectively, of the capitalized issuance costs. During the three and nine months ended September 30, 2004, the Company amortized $257 and $847, respectively, of the capitalized issuance costs.

16.    CyOptics Subordinated Promissory Note and Preferred Stock

On April 29, 2005, the Company completed the sale of its optoelectronic operations in Breinigsville, Pennsylvania and its optoelectronics subsidiary in Matamoros, Mexico to CyOptics. The terms of the sale included $4,500 of preferred stock representing approximately 10% of the voting shares of CyOptics on the closing date and a subordinated unsecured promissory note for $5,633 that was discounted $2,292 to reflect the current market rate for similar debt of comparable companies (see Note 3). The promissory note is an interest-bearing note at the rate of the lesser of (i) 8.5% and (ii) 3.0% plus the one-year LIBOR, as determined on the date of the note and redetermined on each subsequent April 1 thereafter. At the time of the transaction, the Company reviewed current market rates for similar debt, analyzed CyOptics’ financial condition and obtained an independent valuation analysis on the debt. As a result, the Company determined the market rate for similar debt was approximately 20% and thus recorded a discount on the original value of the note to record it at a current market rate. The initial payment of the note is due April 1, 2007. While we believe the carrying value of the note is collectible, the Company intends to evaluate CyOptics’ financial condition on a regular basis to determine if impairment is necessary. Further, the Company intends to use the cost-recovery method at time of collection until the amount and timing of collections are reasonably estimable and collections are probable. The $4,500 of preferred stock obtained in the transaction represented approximately 10% of the capital stock of CyOptics on a fully diluted basis on the closing date and will be held by the Company at cost. The stock is non-redeemable Series F preferred stock and ranks prior and in preference to other series of preferred stock. The value of the preferred stock was determined based upon the price paid by unrelated parties for the same Series F preferred stock on the same date as the closing of the sale of the optoelectronics operations.

The Company believes there is risk associated with these instruments and thus intends to evaluate CyOptics’ financial condition on a regular basis. The Company performed an analysis in the third quarter of 2005 and determined that impairment of the note and equity investment was not necessary. As of September 30, 2005, the

Company recorded the value of the equity in CyOptics at $4,500 and the balance of the note receivable at $3,341, and both were included in “Other noncurrent assets, net” on the Company’s condensed consolidated balance sheet.

17.    Income Taxes

During the three and nine months ended September 30, 2005, the Company recorded net income tax benefits from continuing operations of $90 and $4,173, respectively. These benefits were primarily due to the tax expenses recorded in discontinued operations. The discontinued operations tax expense was caused by income generated from discontinued operations and resulted in a reduction in the prior year valuation allowance. The reduction in the valuation allowance were recorded as tax benefits in continuing operations of $263 and $4,783, respectively, for the three and nine months ended September 30, 2005. These benefits in continuing operations were partially offset by tax expense of $173 and $610, respectively, for the three and nine months ended September 30, 2005 from the Company’s foreign operations in Costa Rica, Mexico, Sweden and Japan. During the three and nine months ended September 30, 2004, the Company recorded net income tax expense of $172 and $19, respectively, primarily from foreign taxes, net of tax refunds paid in a prior year.

The current deferred tax liability includes the TFR acquisition, offset by the valuation allowance. The Company’s deferred tax liability recorded on its condensed consolidated balance sheets relates primarily to management’s estimate of the income tax expense in the jurisdictions in which the Company has operations. The Company currently receives tax benefits due to a partial tax holiday associated with its Costa Rican operation. For the three and nine months ended September 30, 2005, these benefits were approximately $603 and $1,240, respectively. For the three and nine months ended September 30, 2004, these benefits were approximately $410 and $2,034, respectively. The tax holiday expires in 2007.

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

The Company’s sales outside of the United States for the three and nine months ended September 30, 2005 as a percentage of total revenues were approximately 65% and 62%, respectively. Sales outside of the United States for the three and nine months ended September 30, 2004 were approximately 58% and 55%, respectively, of total revenues.

19.    Subsequent Events

On October 6, 2005, the Middle District of Florida dismissed with prejudice the class action complaint filed against Sawtek and its former officers. The complaint, originally filed in February 2003 as several nearly identical putative civil class action lawsuits was consolidated into one action in July 2003. The amended class action complaint was purportedly filed on behalf of purchasers of Sawtek’s stock between January 2000 and May 24, 2001, and alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as Securities and Exchange Commission Rule 10b-5, by making false and misleading statements and/or omissions to inflate Sawtek’s stock price and conceal the downward trend in revenues disclosed in Sawtek’s May 23, 2001 press release.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to expected demand in the wireless handset, base station, broadband and the military markets; changes in our critical accounting estimates, warranty costs, and estimated guarantee liability; the ability to enter into satisfactory DARPA and other military contracts; our ability to meet our revenue guidance, penetrate the wireless handsets market, and expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; and capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “could,” “estimates,” “expects,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “seek to continue,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section of this report titled “Factors Affecting Future Operating Results”. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

We are a global supplier of high-performance components and modules for communications applications. Our focus is on the specialized expertise, materials and know-how for radio frequency (“RF”) and intermediate frequency (“IF”) applications. We enjoy diversity in our markets, applications, products, technology and customer base. We provide our customers with standard and custom product solutions as well as foundry services in the wireless handsets, base station, broadband and other, and military markets. Our products are designed on various wafer substrates including compound semiconductor materials such as gallium arsenide (“GaAs”), using a variety of device technologies such as surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”). Using these materials, devices and our proprietary technology, we believe our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, higher power with added efficiency, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. Our customers for our products and services include major communication and military equipment companies worldwide.

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions to applications in the wireless handset, base station, broadband, and military markets. Our mission is, “Connecting the Digital World to the Global Network,” and we accomplish this through a diversified product portfolio within the communications and military industries. In wireless handset market, we provide high performance RF filters, duplexers, receivers, small signal components, power amplifiers, switches, and integrated passive components.

We have developed RF front-end modules with the goal of maximizing content and minimizing stacked margins. In the base station market, we are a significant supplier of SAW filters, and in the broadband market we are a supplier of active and passive components for RF communications. Overall, we estimate the global number of subscribers to wireless communications to grow from approximately 1.3 billion in 2002 to approximately 1.7 billion by 2006.

Our industry has inherent risks in that wafer and semiconductor manufacturing facilities represent a very high level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can create a material adverse impact on operating results. We try to manage these risks; however our financial performance is highly dependent upon the growth of the communications market. To allow us to focus on specific areas within the market we serve, we have segregated our business into four sub-markets: wireless handsets, base stations, broadband, and military.

Our wireless handset market revenues are from electronic components for mobile phones including filters, amplifiers, receivers, duplexers, switches, mixers and other related items. We sell these component parts to wireless phone manufacturers worldwide. The demand for component parts has been historically driven by the increasing usage of wireless phones and the increasing complexity of wireless phones utilizing features such as multiband and global positioning systems, which require more components. Worldwide, the total number of wireless phones in use continues to grow, with Asia and Eastern Europe growing at the fastest rates. There are a number of wireless phone standards in use. GSM and CDMA refer to the primary wireless air interface standards used throughout the world. GSM (Global System for Mobile communications) is the most prevalent standard, utilized primarily in Europe and many parts of Asia, with a growing presence in the U.S. This standard accounts for over 60% of total phone sales and subscribers worldwide. We include GPRS (General Packet Radio Service) and EDGE (Enhanced Data rates for Global Evolution) information within our GSM classification. CDMA (Code Division Multiple Access) is the standard used principally in North and South America, Korea, and parts of China and India. Historically, we have more sales into CDMA applications because many of our products, such as IF SAW filters, receivers, duplexers, and triplexers are better suited for CDMA and in some cases are not used in GSM. Our efforts to design and introduce products based on the GSM standard are an important element in our strategy and we believe we are gaining share in this large market. Because most new phone architectures utilize a direct conversion system in CDMA phones, some of our products for CDMA phones such as IF filters and receivers are being phased out. As a result, our revenues from CDMA phones have declined as compared to the prior year and will remain soft until we ramp up our new products for CDMA phones, including duplexers and power amplifiers. Overall, the wireless handset market grew to industry estimates of over 680 million unit sales in 2004, and we project unit sales in 2005 to be in the range of approximately 745 to 800 million units. We believe we are uniquely positioned to take advantage of the trend toward integration for cost reductions as we are the only supplier to offer a complete portfolio of high volume, cost effective technologies that support the integration of filtering, switching and RF power components. However, the impact of direct conversion architectures, which reduces the need for some of our products in CDMA handsets, is expected to reduce our handset revenues by $20.0 million to $26.0 million in 2005 as compared to 2004.

In the base station market we include products used in point-to-point radios, SAW filters, foundry services and other components. Revenues from this end market can vary significantly from quarter to quarter and are dependent on both new base station build-out and upgrades to existing base stations. Revenues from this market for the first nine months of 2005 increased slightly from the comparable period of 2004. This increase was primarily due to strong demand from products used in point-to-point radios in 2005, offset by decreased revenues from other base station products. We currently do not believe that the direct conversion architecture will have a significant impact at this time on the base station market as performance requirements for applications in this market differ from the handset applications resulting in less meaningful improvements from the direct conversion architecture. The more material impact to us is our continued development of cost reduced versions of our IF filters for this market. Although this strategy will likely erode our servable market with reduced potential revenue dollars, we believe it will allow us to maintain a favorable margin contribution while helping our customers reduce their costs. Additionally, as the wireless infrastructure networks build out in developing countries and remote areas, we expect to benefit from point-to-point radio product demand for back haul. Overall, we anticipate our revenues from base station products to be relatively flat in the fourth quarter of 2005, as compared to the third quarter of 2005.

The broadband market includes a variety of applications such as wireless LAN, satellite systems, cable, and other standard products. Revenues for most of these applications declined significantly in the first three quarters of 2005 as compared to 2004, primarily due to declines in standard products, wireless LAN, satellite products and cable products. However, we are beginning to see growth in our wireless LAN standard product sales and have won a key design win for an application specific, standard product module that integrates a dual low noise amplifier (“LNA”) function. Additionally, although orders for products increased dramatically during the third quarter of 2005 as compared to the third quarter of 2004 are up for the nine month period ending September 30, 2005 as compared to 2004. Overall, we expect continued growth in wireless LAN in 2006; however revenues for the fourth quarter of 2005 are expected to be relatively flat as compared to the third quarter of 2005.

Our products for the military market typically are used for phased array antenna and similar applications for airborne systems, such as jet fighters. The programs for these applications typically have long lead times and are relatively stable. Revenues from this end market decreased approximately 9% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004; however, we are actively engaged with multiple military industry contractors in the development of next-generation phased array systems, have recently had key design wins in projects such as the Joint Strike Fighter and F-22, and expect to participate in other large projects such as the B-2 radar upgrade. Additionally, during the first quarter of 2005, we entered into a multi-year contract with the Defense Advanced Research Projects Agency (“DARPA”) to develop high power wide band amplifiers in gallium nitride (“GaN”). We also acquired TFR Technologies, Inc., which makes BAW filter products for military applications. Overall, we expect military revenue to remain relatively stable in the fourth quarter of 2005 while the government determines how it will balance the funding of the war efforts and investing in new research and development projects and new systems. However, we believe that the long-term growth outlook is positive and have had recent design-in activity, particularly for filters in communications systems. We are looking forward to the joint strike fighter project moving into production and increasing our participation in new communications systems. The project’s 10-year System Development and Demonstration (SDD) phase began in 2001 and the first test flight is scheduled to be in 2006. Low Rate Initial Production is scheduled for 2007 and we anticipate full production to begin in 2012.

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

Revenue Recognition

We derive revenues primarily from the sale of standard and customer-specific products and services in the wireless handset, broadband, base station and military markets. We also receive revenues from foundry services, non-recurring engineering fees and cost-plus contracts for research and development work, which collectively have been less than 5% of consolidated revenues for any period. Our revenues also include nonrecurring engineering revenues related to the development of customer-specific products. Our markets during these comparative periods include wireless handsets, base stations, military and broadband which includes wireless LAN (Local Area Network), satellite, optical networking, automotive and other standard products. Our distribution channels include our direct sales staff, manufacturers’ representative firms, and distributors. Sales of our products are generally made through either our sales force and independent manufacturers’ representatives or through our stocking distributor. The majority of our shipments are made directly to our customers, with shipments to our manufacturing representatives and our distributor accounting for less than 10% of total revenues during 2004 and the first nine months of 2005.

Revenues from the sale of standard and customer-specific products are recognized when title to the products pass to the buyer. Revenues from foundry services and non-recurring engineering fees are recorded when the service is completed or upon certain milestones as provided for in the agreements. Revenues from cost-plus contracts are recognized on the percentage of completion method based on the costs incurred to date and the total contract amount, plus the contractual fee. Revenues from our distributor are recognized when the product is sold to the distributor. Our distribution agreements provide for selling prices that are fixed at the date of sale, although we occasionally offer price protections, which are specific, of a fixed duration and for which we reserve. Further, the distributor is obligated to pay the amount and is the price or payment obligation are not contingent on reselling the product; the distributor takes title to the product and bears substantially all of the risks of ownership; the distributor has economic substance; we have no significant obligations for future performance to bring about resale; and the amount of future returns can be reasonably estimated. We allow our distributor to return products for warranty reasons as well as for exchange products, within certain limitations. Customers can only return products for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

Inventories

We state our inventories at the lower of cost or market. We use a combination of standard cost and moving average cost methodologies to determine our cost basis for our inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to stating our inventory at a lower of cost or market valuation, we also evaluate it each period for excess quantities and obsolescence. This evaluation, based on historical experience and our judgment of economic conditions, includes identifying those parts specifically identified as obsolete and reserving for them, analyzing forecasted demand versus quantities on hand and reserving for the excess, and identifying and recording other specific reserves. If future demand or market conditions are less favorable than our projections and we fail to reduce manufacturing output accordingly, additional inventory reserves may be required and would have a negative impact on our gross margin in the period the adjustment is made.

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

Investments in Privately Held Companies

In previous years, we made a number of investments in small, privately held technology companies in which we hold less than 20% of the capital stock or hold notes receivable. Additionally, as a result of the sale of our optoelectronics operations, we obtained $4.5 million of equity in CyOptics, Inc. (“CyOptics”) and an unsecured promissory note from CyOptics for $5.6 million, that was discounted $2.3 million to reflect the current market rate for similar debt of comparable companies. We account for all of these investments at their cost unless their value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or poor operating results of the issuer could result in additional other-than-temporary losses in future periods.

During the three months ended September 30, 2005, we reduced the value of an investment by $0.1 million to account for the company’s deteriorating financial condition and our estimate of the fair value of the investment. During the nine months ended September 30, 2005, we reduced the value of three investments by a total of $0.3 million, of which $0.1 million was accrued against deferred revenue. Additionally during the nine months ended September 30, 2005, we sold $1.9 million of assets received from the liquidation of an investment we held in another privately held company. During the three months ended September 30, 2005, we sold intellectual property received from this investment for $1.0 million. The intellectual property was held at a zero book value and we recorded a gain for the entire amount of proceeds received. As of September 30, 2005, our total investment in privately held companies was $4.5 million, compared to $1.1 million as of December 31, 2004. The value of our promissory note from CyOptics was $3.3 million as of September 30, 2005.

Income Taxes

We are subject to taxation by federal, state and international jurisdictions. A significant amount of management judgment is involved with our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and international tax jurisdictions. Significant income tax exposures include potential challenges to foreign entities, mergers and acquisitions, dispositions and intercompany pricing.

Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of September 30, 2005, we were not currently under audit by the U.S. taxing authorities. We concluded federal income tax audits for the U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. A 2001-2003 German tax audit of our subsidiary, TriQuint Semiconductor GmbH, was completed during the third quarter of 2005. No significant adjustments were required as a result of the resolution of the audit. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate liability has been established for estimated exposures, though the potential exists for results to vary materially from these estimates.

We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We consider future taxable income as well as prudent and feasible tax planning strategies in determining the need for a valuation allowance. We evaluate the need for a valuation allowance on a regular basis and adjust as needed. These adjustments have an impact on our financial statements in the periods in which they are recorded. In 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. As of September 30, 2005, this valuation allowance, as adjusted for discontinued operations, is still in place.

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

The accounting for stock-based compensation involves a number of estimates about the expected lives of stock options, interest rates, stock volatility, and assumptions as well as the selection of a valuation model. We have elected to use the Black-Scholes option valuation model. A change in any of these estimates or the selection of a different option pricing model could have a material impact on our pro forma net income (loss) disclosures. Beginning in the first quarter of 2006, we will be required to account for stock-based compensation under SFAS No. 123(R), Share-Based Payment, which will require us to recognize the estimate on our financial statements. We expect the adoption of SFAS 123(R) to have a material impact on our reported results of operations. See Notes 1 and 3 of the Notes to Condensed Consolidated Financial Statements for further discussion.

Acquisition of TFR Technologies, Inc.

On January 5, 2005, we successfully completed the acquisition of TFR Technologies, Inc. (“TFR”), a manufacturer and developer of thin film resonator filters for communication applications using bulk acoustic wave (“BAW”) technology. We believe that BAW technology is critical to developing higher frequency filters for next generation wireless communication products and is a natural complement to our SAW filters. On the acquisition date, we paid $2.9 million and will pay an additional $2.3 million within one year of the acquisition. Additionally, we are obligated to pay royalties on revenues we recognize from sales of TFR technology based products over the four year period subsequent to the acquisition date, up to a maximum of $3.0 million. Further, we expect to incur employee retention charges of up to $1.7 million, which we will expense over a period of up to 18 months after the closing date as incurred. As of September 30, 2005, we had recognized $1.2 million of employee retention charges as a result of the acquisition; however we have not recognized revenue from qualifying products and thus have not recorded any additional goodwill or royalty liability.

The TFR acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. Details of the purchase price are as follows:

(in millions)
Cash paid at closing	$2.9
Cash due within one year(1)	2.3
Acquisition costs(2)	0.1

Total	$5.3

(1)	We may also be required to pay up to an additional $3.0 million for royalties, which would be recognized as additional goodwill. The amount is based upon future revenues we recognize from qualifying TFR technology based products over the four year period after the acquisition date. As of September 30, 2005, we had not recognized revenue from qualifying products and thus had not recorded any additional goodwill or royalty liability.

(2)	We expect to incur up to an additional $1.7 million of charges related to employee retention. These charges will be expensed throughout a period of up to 18 months after the closing date. As of September 30, 2005, we had expensed $1.2 million of these employee retention charges.

The purchase price was allocated to the assets and liabilities based upon fair values as follows:

(in millions)
Cash	$0.4
Accounts receivables and other assets(1)	0.7
Property, plant and equipment	0.7
Intangible assets	0.9
Goodwill(1)	3.1
Payables and other liabilities(1)	(0.5)

Total	$5.3

(1)	During the third quarter of 2005 and in accordance with SFAS No. 141, the Company adjusted the purchase price allocation to correct the beginning balance of TFR’s assets and liabilities on the date of purchase. The adjustments are reflected as an adjustment to goodwill.

Discontinued Operations

During the first quarter of 2005, we concluded that our optoelectronics operations were not going to meet the revenue projections we made when we initially acquired the operations from Agere Systems, Inc. in January 2003. Further, significant reductions in average selling prices combined with reduced demand and valuation for new technologies with improved performance in the optoelectronic market resulted in continued

losses from these operations for us. As a result, we announced the sale of these operations on April 14, 2005 and entered into an agreement to sell our optoelectronics operations in Breinigsville, Pennsylvania and our optoelectronics subsidiary in Matamoros, Mexico to CyOptics. With the sale, we believe we will benefit from focusing our attention on our growing wireless handset, base station, military and broadband markets and build upon our successful portfolio of semiconductor and filter products. The transaction allows us to exit our optoelectronics operations that manufacture indium phosphide (“InP”) optical components; however, we will continue to manufacture and sell gallium arsenide (“GaAs”) based semiconductor related products for the optoelectronics equipment market produced at our Oregon and Texas facilities. Revenues from GaAs related products for optical systems accounted for approximately 5% of our revenues in 2004 and approximately 3% during the first quarter of 2005. The sale, completed on April 29, 2005, was an asset sale including the products, manufacturing equipment, inventory, the Mexican entity, related intellectual property rights and other assets that constitute the operations that manufacture InP optical chips and components for the optical networking market. CyOptics paid us the following consideration: $13.5 million cash at closing, $4.5 million of CyOptics’ preferred stock and a promissory note in the amount of approximately $3.3 million, net of a $2.3 million discount to record the note at current market rates. CyOptics also assumed certain liabilities associated with the optoelectronics operations, such as warranty obligations to customers.

Separately, on March 7, 2005, TriQuint Optoelectronics, a wholly-owned subsidiary, entered into a purchase and sale agreement (the “Agreement”) to sell the land and building and related facilities occupied by our optoelectronics operations in Breinigsville, Pennsylvania (the “Facility Sale”). On July 13, 2005, we completed the sale to Hamilton TEK Partners, LP (“Hamilton”) for $9.3 million, less commissions, fees, and other costs to sell the facility. Pursuant to the Agreement, we assigned to Hamilton our lease to CyOptics for approximately 90,000 square feet of the 849,000 square foot facility. The lease was executed on April 29, 2005 and was for a period of two years, with an option to renew. In association with the Facility Sale, we have provided Hamilton with a guarantee on CyOptics’ obligation under the original lease term. At September 30, 2005, the lease guarantee was valued at $0.3 million.

Our condensed consolidated financial statements have been reclassified for all periods presented to reflect the Breinigsville, Pennsylvania and Matamoros, Mexico optoelectronics operations as discontinued operations.

Assets and Liabilities Held for Sale

As noted above, we accounted for our optoelectronics operations in Breinigsville, Pennsylvania and Matamoros, Mexico as discontinued operations, in accordance with GAAP. As a result, we classified the assets and liabilities associated with these operations as held for sale. As of December 31, 2004, we classified $32.4 million of assets and $15.1 million of liabilities as held for sale relating to these operations. As of September 30 2005, we had disposed of all of the assets and liabilities of the operations and had no assets or liabilities classified as held for sale. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion.

Additionally, during 2004 we determined that we would sell excess equipment associated with our semiconductor manufacturing operations in Texas and Oregon and assets obtained from the liquidation of an investment we had in a privately held company. As of December 31, 2004, $1.5 million of these assets remained as held for sale. During the first quarter of 2005, we transferred $0.7 million of the excess equipment located at our Texas facility back into production at its fair market value in accordance with GAAP. As a result of the transaction, we recorded an impairment charge of less than $0.1 million during the first quarter of 2005. As of March 31, 2005, none of these assets remained classified as held for sale. Also during the first quarter of 2005, we sold $0.7 million of the assets we obtained from the liquidation of an investment we had in a privately held company and during the first half of 2005 disposed of approximately $0.1 million of the assets. As a result of the transaction, we recorded a gain of less than $0.1 million. We also reclassified $0.1 million of the assets as held and used in accordance with GAAP during the first quarter of 2005. No gain or loss was recorded on this transaction. As of September 30, 2005, none of these assets remained classified as held for sale.

Results of Operations

On April 29, 2005, we completed the sale of our InP based optical networking product lines in Breinigsville, Pennsylvania and Matamoros, Mexico. The sale included in the equipment, facility leases, inventory, accounts receivable, intellectual property rights and certain liabilities associated with the operations. In addition, on July 13, 2005, we completed the sale of the optoelectronics facility in Breinigsville, Pennsylvania used to manufacture the InP based optical networking products. As a result, in accordance with GAAP, the balance sheets reflect the assets and liabilities related to these operations as held for sale for all periods presented. Additionally, the statements of income and cash flows reflect the results of the InP optical networking business as discontinued operations for all periods presented. The following management discussion and analysis of operations addresses continuing operations only, unless otherwise noted. Further, because our remaining revenues from GaAs-based products for the optical networking end markets accounted for less than 5% of our consolidated revenues in the relevant periods, we are now presenting our revenues based on the following end markets: wireless handsets, base stations, broadband and other, and military.

In the third quarter of 2005 we also reclassified certain expenses previously classified as selling, general and administrative expenses to conform to current period presentation. The reclassification was done to better align certain costs with their functional classification. None of these reclassifications had an effect on net income or loss, or on stockholders’ equity as previously reported.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.6	69.7	71.4	67.6

Gross profit	31.4	30.3	28.6	32.4

Operating expenses:
Research, development and engineering	15.4	13.8	17.3	14.7
Selling, general and administrative	14.9	12.0	16.8	12.5
Reduction in workforce	—	—	0.2	0.2
Impairment of long-lived assets	—	—	0.0	0.2
Gain on disposal of equipment	0.0	0.0	(0.1)	(0.1)
Acquisition related charges	0.6	—	0.6	—

Total operating expenses	30.9	25.8	34.8	27.5

Operating income (loss)	0.5	4.5	(6.2)	4.9

Other income (expense):
Interest income	4.1	2.2	3.9	2.1
Interest expense	(3.3)	(3.1)	(3.5)	(3.3)
Foreign currency gain	0.0	3.0	0.0	0.8
Impairment charge—investment in other companies	(0.1)	(0.5)	(0.1)	(0.2)
Gain on sale of intellectual property acquired	1.3	—	0.5	—
Gain on retirement of debt	—	—	0.0	0.2
Other, net	0.1	0.0	0.0	0.1

Total other income (expense), net	2.1	1.6	0.8	(0.3)

Income (loss) from continuing operations, before income tax	2.6	6.1	(5.4)	4.6
Income tax expense (benefit)	(0.1)	0.2	(2.0)	(0.0)

Income (loss) from continuing operations, net of tax	2.7	5.9	(3.4)	4.6

Discontinued operations:
Income (loss) from discontinued operations	0.7	(10.9)	3.9	(6.1)

Net income (loss)	3.4%	(5.0)%	0.5%	(1.5)%

Three Month Periods Ended September 30, 2005 and 2004

Revenues from Continuing Operations

Our revenues from continuing operations decreased $6.4 million (8%) to $75.2 million in the third quarter of 2005 from $81.6 million in the third quarter of 2004. This decrease in revenue was a result of lower sales of products for the wireless handset market combined with lower sales of products for broadband and other market, partially offset by increases in sales for base station and military products. Our book-to-bill ratio for the third quarter of 2005 was 1.07 to 1, a significant increase from our third quarter 2004 book-to-bill ratio of 0.81 to 1. This increase was primarily due to strength of bookings in both wireless handsets and broadband products.

In the third quarter of 2005 we began assigning our digital radio revenue, including point-to-point revenue, to the base station market to better reflect the end use of this product, and have reclassified our historical data to reflect this change. Incorporating this classification change for point-to-point radios, our revenues by end market for the third quarter of 2005 and 2004 were as follows:

	Three Months Ended September 30,
(as a % of Total Revenues from Continuing Operations)	2005	2004
Wireless handsets	44%	47%
Base stations	22%	20%
Broadband and other	19%	19%
Military	15%	14%

Total	100%	100%

Wireless handsets

Our revenues in the wireless handset market declined approximately 15% in the third quarter of 2005 compared to the third quarter of 2004. However, compared to the first and second quarters of 2005, revenues in the third quarter of 2005 from the wireless handset market increased 32% and 16%, respectively. The decline as compared to the third quarter of 2004 was primarily due to a decline in our shipments of applications for CDMA phones as a result of the impact of direct conversion architectures which reduces the demand for IF filters, LNAs and mixers. Shipments of IF filters declined approximately 76% in the third quarter of 2005 as compared to the third quarter of 2004, largely due to the use of direct conversion architecture in CDMA phones. The decline in shipments translated into a decline in revenue from these products of approximately 74% in the third quarter of 2005 as compared to the third quarter of 2004. Further, we experienced a decline in revenue of approximately 16% from our power amplifiers, power amplifier modules and transmit modules in the third quarter of 2005 as compared to 2004. Other factors affecting the decline in handset revenues in the third quarter of 2005 as compared to 2004 included average selling price (“ASP”) pressure on duplexer products which experienced an ASP decline of 26%. Alternatively, our revenues in the third quarter of 2005 for switches increased approximately 367% as compared to the prior year period.

Overall, our wireless revenues from CDMA applications declined in the third quarter of 2005 as compared to the comparable period in 2004, and accounted for approximately 70% of the third quarter wireless revenues. However, as compared to the second quarter of 2005, CDMA sales increased approximately 23% as we saw improved sales of receivers, RF filters, duplexers, switches and power amplifier modules. Our revenues from GSM products accounted for approximately 30% of the third quarter wireless revenues for 2005, an increase from 25% for the third quarter of 2004. The increase was primarily due to our continued success in penetrating the GSM/GPRS/EDGE market. We expect continued success from increased shipments in our GSM/GPRS transmit modules and power amplifier modules.

Base stations

Revenues from the base station products, including point-to-point radios, increased approximately 3% in the third quarter of 2005 as compared to third quarter of 2004. The increase was primarily due to an increase in revenues from digital radio products, partially offset by lower revenue from CDMA products. In the third quarter of 2005, approximately 43% of our base station revenue was derived from point-to-point radio products compared to approximately 28% in the third quarter of 2004. Our revenue from GSM/GPRS/EDGE base station products remained relatively flat in the third quarter of 2005, as compared to 2004, and accounted for approximately 37% of the base station revenue. Our CDMA and wideband CDMA base station products revenue continued to decline and accounted for approximately 7% of the base station revenue for the third quarter of 2005. In general, we continued to see cost reduction efforts in the base station market. However, we are continuing to develop reduced cost versions products that we believe will help maintain favorable margin contributions by reducing our manufacturing costs and increasing the functionality of our products. Additionally, as the wireless infrastructure networks build out in developing countries and remote areas, we expect that we will benefit from point-to-point radio product demand for back haul.

Broadband and other

Revenues from the broadband market and other products included in this segment, which include wireless LAN, satellite, cable and other standard products, decreased 9% in the third quarter of 2005 as compared to the third quarter of 2004. This decline was primarily due to a decline in cable and satellite products, and test equipment. However, the decline in the revenue from these products was partially offset by strong revenue from wireless LAN products, which experienced a 15% increase in revenue in the third quarter of 2005 as compared to 2004. As a percentage of total broadband and other revenue, our wireless LAN products accounted for 41% in the third quarter of 2005 as compared to 34% in the third quarter of 2004.

Military

Revenues from our military-related products increase slightly in the third quarter of 2005 as compared to the third quarter of 2004. As compared to the second quarter of 2005, military revenue rose approximately 20% in the third quarter of 2005 due to increases in revenue from radar and filter products as those products returned to more customary sales levels after a below average second quarter. Compared to the third quarter of 2004, our research and development revenue increase significantly, primarily due to the execution of a DARPA (Defense Advanced Research Projects Agency) contract for the development of a gallium nitride process and products in which we are the prime contractor. However the increase in research and development revenue in the third quarter of 2005 was mostly offset by decreases in product revenues as compared to the third quarter of 2004, primarily in IF filters.

Domestic and International Revenues

Revenues from domestic customers were approximately $26.6 million during the third quarter of 2005, compared to $33.9 million during the third quarter of 2004. Revenues from international customers were approximately $48.6 million for the third quarter of 2005, compared $47.7 million for the third quarter of 2004. As a percentage of total revenues, revenues from international customers were 65% of revenues in the third quarter of 2005 as compared to 58% in the third quarter of 2004. Revenues from international customers continue to grow due to the increasing demand for wireless handsets and infrastructure products in Asia, South America and Eastern Europe, where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. and Western Europe.

Gross Profit

Our gross profit margin as a percentage of revenues increased to 31.4% in the third quarter of 2005, compared to 30.3% in the third quarter of 2004. The increase was primarily due to improved capacity utilization, resulting in higher absorption of fixed overhead costs.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses for the third quarter of 2005 increased $0.3 million (3%) to $11.6 million, as compared to $11.3 million for the third quarter of 2004. As a percentage of revenues, our research, development and engineering expenses increased to 15.4% in the third quarter of 2005, compared to 13.8% in 2004. These increases were primarily the result of higher material costs in 2005 as compared to 2004.

Selling, general and administrative

Selling, general and administrative expenses for the third quarter of 2005 increased 15% to $11.2 million, as compared to $9.8 million for the third quarter of 2004. As a percentage of revenues, our selling, general and administrative expenses increased to 14.9% in the third quarter of 2005, compared to 12.0% in 2004. The $1.4 million increases in 2005 were primarily due to increased administrative costs to comply with Section 404 of the Sarbanes-Oxley Act of 2002, increased sales and marketing expenses and increased labor costs.

Acquisition related charges

As part of our acquisition of TFR, we anticipate paying an earn-out payment to the majority shareholder of approximately $1.5 million, payable within one year from the acquisition date, and retention bonuses of $0.2 million, payable in 2006. The cost for these amounts is being recognized over the requisite period, resulting in $0.4 million of charges in the third quarter of 2005, which are recorded as expenses as incurred. There were no similar charges in the third quarter of 2004.

Other income (expense), net

In the third quarter of 2005, we recorded net other income of $1.6 million, compared to $1.3 million in the third quarter of 2004. The $0.3 million increase in 2005 as compared to 2004 was primarily due to the increase interest income earned on our cash and marketable securities portfolio due to increases in interest rates in 2005 as compared to 2004. Further, we recorded lower interest expense on our outstanding bonds as we repurchased $5.0 million of the bonds in the second quarter of 2005. In the third quarter of 2005, we also recorded a gain of $1.0 million from the sale of intellectual property acquired from the liquidation of an investment in a privately held company. The intellectual property was held at a zero book value and we recorded a gain for the entire amount of proceeds received. We had no similar sales in the third quarter of 2004; however we recorded impairment charges of $0.4 million in the third quarter of 2004 which was higher than the $0.1 million charge recorded in the third quarter of 2005. Offsetting the increases in other income was the $2.2 million gain we recorded in the third quarter of 2004 as a result of a foreign currency revaluation related to a euro-based non-trade receivable. We had no similar gains in the third quarter of 2005.

Income tax expense (benefit)

In the third quarter of 2005, we recorded a net income tax benefit of $0.1 million from continuing operations. This benefit was a result of $0.3 million of tax benefit resulting from the $0.3 million tax expense recorded in discontinued operations, partially offset by $0.2 million of tax expense recorded from foreign operations in Costa Rica and Sweden. The $0.3 million tax benefit from continuing operations was a result of the reduction in the prior year valuation allowance caused by income generated from discontinued operations. The $0.3 million tax expense from discontinued operations was the permanent valuation allowance recognized. In the third quarter of 2004, we recorded net tax expense of $0.2 million as a result of accruals for taxes on foreign operations, partially offset by related tax refunds.

Income (loss) from discontinued operations

We recorded a net gain from discontinued operations of $0.5 million in the third quarter of 2005 compared to a loss of $8.9 million in the third quarter of 2004. The gain recorded in the third quarter of 2005 primarily related to the gain from the sale of the Breinigsville facility and sales of the remaining equipment from the operations. The losses reported in the third quarter of 2004 stemmed primarily from the operations of the discontinued optoelectronics operations. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion of the results of our discontinued operations.

Nine Month Periods Ended September 30, 2005 and 2004

Revenues from Continuing Operations

Revenues from continuing operations declined $35.8 million (15%) to $210.1 million for the nine months ended September 30, 2005 as compared to $245.9 million for the comparable period in the prior year. This decrease in revenues was a result of significantly lower sales of products for the wireless handset market, lower sales of products for wireless LAN, satellite, the base station market and lower sales for military products, partially offset by an increase in revenues for products for base station products, primarily point-to-point radios. Our revenues by end market for the first nine months of 2005 and 2004 were as follows:

	Nine Months Ended September 30,
(as a % of Total Revenues from Continuing Operations)	2005	2004
Wireless handsets	41%	44%
Base stations	24%	20%
Broadband and other	20%	22%
Military	15%	14%

Total	100%	100%

Wireless handsets

Revenues from wireless handsets declined approximately 22% during the first nine months of 2005 as compared to the first nine months of 2004. The decline was primarily due to a decline in our shipments of applications for CDMA phones due to the impact of direct conversion architectures, particularly revenues from IF filters, receivers and mixers. However, our strategy has been to replace IF filter and mixer revenue lost from direct conversion with revenue from RF filters duplexers, power amplifiers, switches and modules. This strategy appears to be gaining strength as we experienced increased revenue for the third quarter of 2005 from power amplifiers and power amplifier modules, and switches. Further, we witnessed improved sequential quarter revenue from our RF filters, duplexers, switches and receivers, and recorded a record number of bookings during the third quarter of 2005. Additionally, our wireless handset book to bill ratio for the quarter continued to be strong at 1.27 to 1.00. Overall, our wireless revenues from CDMA applications accounted for approximately 68% of the wireless revenue during the nine months ended September 30, 2005 as compared to 79% in the comparable period in 2004. Correspondingly, our revenues from GSM applications accounted for approximately 32% of our wireless handset revenues in 2005 as compared to approximately 21% in 2004.

Base stations

Revenues from the base station market, including point-to-point radios, increased approximately 2% during the nine months ended September 30, 2005 from the comparable period in 2004. The increase in revenue in 2005 was primarily due to strong demand in point-to-point radios which increased nearly 50% during the period. The increase in revenues from point-to-point radios was partially offset by significant decreases in revenues from CDMA products. As a result CDMA and wideband CMDA represented approximately 18% of our revenues in this market for first nine months of 2005, as compared to approximately 28% of the revenues in the first nine months of 2004. Alternatively, our revenues from GSM/GPRS/EDGE products as a percentage of total base station revenue increased to approximately 55% for the nine months ended September 30, 2005 from 48% during the nine months ended September 30, 2004.

Broadband and other

Revenues from the broadband market and other products included in this segment, decreased approximately 25% during the nine months ended September 30, 2005 as compared to the comparable period in 2004. This decline was primarily due to decreases in revenues from optical, wireless LAN, satellite and cable products. Additionally, although orders for products increased dramatically during the third quarter of 2005 as compared to the third quarter of 2004 are up for the nine month period ending September 30, 2005 as compared to 2004.

Military

Revenues from our military-related products decreased approximately 9% during the nine months ended September 30, 2005 as compared to the first nine months of 2004. The decrease was primarily due to a decline in product revenues, partially offset by an increase in research and development revenues which were primarily associated with the execution of the DARPA contract. However, due to pass-through billings for subcontracted components of the DARPA contract, we expect gross margins for the DARPA project to be lower than average.

Domestic and International Revenues

Revenues from domestic customers were approximately $80.7 million during the first nine months of 2005, compared to approximately $111.6 million during the first nine months of 2004. Revenues from international customers were approximately $129.3 million for the first nine months of 2005, compared to approximately $134.4 million for the first nine months of 2004. As a percentage of total revenues, revenues from international customers increased to 62% in the nine months ended September 30, 2005 from 55% during the first nine months of 2004. Our percentage of revenues from international customers continue to grow due to the increasing demand for wireless handsets and infrastructure products in Asia, South America and Eastern Europe where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. and Western Europe.

Gross Profit

Our gross profit margin as a percentage of revenues decreased to 28.6% in the first nine months of 2005, compared to 32.4% in the comparable period of 2004. The decrease was primarily due to lower overall sales, resulting in less absorption of fixed overhead costs and lower average selling prices. In addition, the results from the first half of 2004 included certain adjustments for warranty and other reserves that were a benefit to gross margin and the 2005 results include our TFR operation and DARPA contract revenue, which has low margins. Offsetting this in part was a $1.9 million benefit to gross margin from the settlement of an outstanding credit memo, which had expired and was closed during the first half of 2005, prohibiting additional claims.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses for the first nine months of 2005 increased $0.3 million (1%) to $36.3 as compared to the first nine months of 2004. As a percentage of revenues, these expenses increased to 17.3% of revenues in the first nine months of 2005 as compared to 14.7% in the comparable period of 2004. The increase as a percentage of revenues was primarily the result of lower cost absorption from the reduced revenues in 2005 as compared to 2004.

Selling, general and administrative

Selling, general and administrative expenses increased $4.7 million (15%) to $35.3 million for the first nine months of 2005 from $30.6 million in the comparable period of 2004. As a percentage of revenue, selling, general and administrative expenses increased to 16.8% in the first nine months of 2005 as compared to 12.5% in the first nine months of 2004. The increase in 2005 as compared to 2004 was primarily due to increases in administrative costs to comply with Section 404 of the Sarbanes-Oxley Act of 2002, marketing expenses and labor costs.

Reduction in force

During the first nine months of 2005, we recorded a charge of $0.4 million associated with a reduction in force of approximately 130 employees assigned to our operations in Apopka, Florida and San Jose, Costa Rica. The charge was a result of our ongoing efforts to align costs and capacity with the reduced levels of production and revenues at these facilities. During the first nine months of 2004, we recorded a charge of $0.4 million associated with a reduction in force of approximately 21 employees assigned to our Texas operations. These charges were a result of our ongoing efforts to align costs and capacity with levels of production and revenues at the Texas facility.

Impairment of long-lived assets and gain on disposal of equipment

During the first nine months of 2005, we recorded impairments of less than $0.1 million for the write down to fair market value of certain fabrication equipment held for sale. In addition, we sold certain excess equipment at auction and recorded a net gain of $0.2 million during this period. During the first nine months of 2004, we recorded a charge of $0.4 million associated with the closure of our operations in Tianjin, China, as our primary customer in the region no longer required a manufacturing presence. Gains from the sale of equipment during this period accounted for less than $0.1 million.

Acquisition related charges

During the nine months ended September 30, 2005, we recorded $1.2 million of charges related to the TFR anticipated earn-out payment and retention bonuses, payable in 2006. There we no similar charges in 2004.

Other income (expense), net

During the nine months ended September 30, 2005, we recorded net other income of $1.8 million compared to a net expense of $0.7 million during the nine months ended September 30, 2004. The primary reason for the net reduction in expense and generation of income was due to higher interest income earned on our cash and marketable securities portfolio due to higher interest rates on short and intermediate term investments, combined with reduced interest expense on our 4% convertible notes resulting from the repurchase and retirement of $45.0 million of these notes during the second quarter of 2004 and $5.0 million in the second quarter of 2005. In addition, we recorded a gain of $1.0 million during the first nine months of 2005 from the sale of intellectual property acquired from the liquidation of an investment in a privately held company. The intellectual property was held at a zero book value and we recorded a gain for the entire amount of proceeds received. We had no similar gains recorded in 2004, however we did record increased foreign currency gains in 2004, primarily as a result of a foreign currency revaluation related to a euro based non-trade receivable.

Income tax expense (benefit)

During the first nine months of 2005, we recorded a net income tax benefit of $4.2 million from continuing operations, primarily resulting from the offset of the $4.8 million of tax expense recorded from discontinued operations during the period. The $4.2 million tax benefit from continuing operations is a result of the reduction in the prior year valuation allowance caused by income generated from discontinued operations. The tax benefit was partially reduced by tax expenses from our foreign operations in Costa Rica, Mexico, Sweden and Japan.

During the first nine months of 2004, we recorded a net tax expense of less than $0.1 million as a result of accruals for taxes on foreign operations partially offset by tax refunds from various jurisdictions.

Income (loss) from discontinued operations

We recorded a gain from discontinued operations of $8.1 million during the nine months ended September 30, 2005 as compared to a loss of $15.2 million in the comparable period of 2004. The gain recorded in 2005 included a gain of $11.5 million from the disposal of the operations in the second quarter of 2005 and the sale of the facility in the third quarter of 2005, combined with gains on the sale of excess assets of the optoelectronics business of $4.1 million. These gains were partially offset by losses from the optoelectronic operations of approximately $2.7 million and the tax expense from the discontinued operations of $4.8 million. The results of the discontinued operations in 2005 reflected only four months of full operations as we completed the sale on April 29, 2005. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion of the results of our discontinued operations.

Guidance

We expect revenues from continuing operations for the fourth quarter of 2005 to increase approximately 10% to 13% from the third quarter of 2005, primarily due to increased sales of products for wireless handsets. Our gross margin in the fourth quarter of 2005 is expected to improve slightly from the third quarter of 2005 due to increased factory utilization. On a diluted per share basis, we are projecting that our earnings for the fourth quarter of 2005 will fall within the range of $0.01 per share to $0.03 per share.

Liquidity and Capital Resources

Liquidity

As of September 30, 2005, our cash, cash equivalents and marketable securities increased $19.7 million (5%) to $407.8 million, from $388.1 million as of December 31, 2004. This increase in cash, cash equivalents and marketable securities during the nine months ended September 30, 2005 was primarily due to the cash received from the sale of our optoelectronics operations and our Breinigsville, Pennsylvania facility, less certain fees ($22.5 million), combined with cash provided by continuing operations ($14.0 million), cash received from the issuance of common stock ($3.4 million) and proceeds from the sale of assets, which includes the proceeds from the third quarter sale of the intellectual acquired ($1.9 million). These increases were partially offset by decreases from the repurchase of our 4% convertible subordinated notes ($4.8 million), capital expenditures ($13.3 million), the acquisition of TFR ($2.7 million) and payments on capital lease obligations ($0.2 million). Additionally, our discontinued optoelectronics operations provided $0.2 million of cash during the first nine months of 2005, primarily due to the sale of excess equipment of the operations.

The $14.0 million of cash provided by continuing operations for the nine months ended September 30, 2005 represented a decrease of $19.9 million from the $33.9 million of cash provided by operating activities for the comparable period in 2004. This decrease is primarily due to the decline in income from operations, partially offset by greater decreases in accounts receivable and inventory balances during the first nine months of 2005 as compared to the first nine months of 2004. The $14.0 million of cash provided by continuing operations for 2005 was primarily generated from the Company’s net loss from operations, adjusted for non-cash items such as depreciation and the discontinued operations tax expense allocation.

At September 30, 2005, our net accounts receivable balance increased $7.9 million (22%) to $43.6 million, from $35.7 million at December 31, 2004. The increase was primarily due to increased sales during the preceding period combined with the accounts receivable we acquired from our acquisition of TFR ($0.5 million).

At September 30, 2005, our net inventory balance decreased $3.8 million (8%) to $45.8 million, compared to $49.6 million at December 31, 2004. The decrease in inventory during the period was primarily due to improved inventory management and inventory turnover.

At September 30, 2005, our net property, plant and equipment decreased $10.0 million (5%) to $189.5 million, compared to $199.5 million at December 31, 2004. The decrease during the nine months was primarily due to depreciation of the assets ($24.9 million), partially offset by increases through capital expenditures ($13.3 million), assets acquired from TFR ($0.7 million), the reclassification of assets held for sale to productive assets ($0.7 million) and the disposal of assets ($0.2 million).

At September 30, 2005, our accounts payable and accrued expenses increased $8.6 million (25%) to $42.7 million, compared to $34.1 million at December 31, 2004. The increase was primarily due to an increase in payables related to our newly acquired TFR operations, combined with increases in trade payables due to increased activity in the preceding period, and increases in accrued payroll and taxes due to the timing of payments. These increases were partially offset by reductions in our warranty and sales reserves, combined with a reduction in our accrued interest payable as we paid the semiannual interest balance due on our 4% notes in September.

Transactions Affecting Liquidity

On July 13, 2005, we completed the sale of the land, building and related facilities previously occupied by our optoelectronic operations in Breinigsville, Pennsylvania to Hamilton. The facility was sold for $9.3 million in cash, less commissions, fees, and other costs related to the facility sale.

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

On January 5, 2005, we completed the acquisition of TFR and paid $2.7 million on the closing date, net of $0.4 million of cash acquired. We will pay an additional $2.3 million within one year after the closing date as well as contingent royalties on revenues we recognize from TFR technology based products over the four year period subsequent to the closing date, up to a maximum of $3.0 million. We also expect to pay employee retention benefits of up to $1.7 million, which will be paid in the first and second quarters of 2006.

Capital Resources

Our current cash, cash equivalent and short-term investment balances, together with cash anticipated to be generated from continuing operations are currently our principal sources of liquidity and we believe these will satisfy our projected working capital, capital expenditure, and possible investment needs, at a minimum, through the next 12 months. The principal risks to these sources of liquidity are capital expenditures or investment needs in excess of our expectations, in which case we may be required to finance any additional requirements through additional equity offerings, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms. We expect our needs for capital expenditures to be between $3 million and $6 million for the three months ending December 31, 2005.

Recent Accounting Pronouncements

See Note 4 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Factors that May Affect Future Results

An investment in our common stock is extremely risky. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such statements reflect management’s current expectations, assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The following are some of the factors we believe could cause our actual results to differ materially from expected and historical results. The trading price of our common stock could decline due to any of these risks and you may lose part or all of your investment. Other factors besides those listed here could also adversely affect us.

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

New products have been introduced in the marketplace that use a direct conversion architecture in wireless handsets, which reduces the number of components needed in the receiver portion of wireless handsets, including our SAW IF filter products and our receivers. Direct conversion architecture has been available since the mid-1990’s for GSM phones and wireless handset manufacturers are increasing the use of this process in new handsets. In addition, several companies have introduced a direct conversion chipset for CDMA phones which impacts future revenues from SAW IF filters and receiver products for CDMA phones. During the first nine months of 2005, sales from SAW IF filters for CDMA phones decreased to approximately 2% of our total revenues as compared to 6% of our total revenues for the comparable period of 2004. At the same time, sales of our receiver and related products for CDMA phones decreased to approximately 7% of our total revenues during the first nine months of 2005 as compared to 8% of our total revenues in the comparable period of 2004. Overall, we have anticipated that the total impact of the direct conversion architecture migration for all standards in 2005 will have a negative impact on our SAW filter and related product revenues in certain applications of approximately $20.0 million to $26.0 million as compared to 2004.

Other competitive filtering technologies, including film bulk acoustic resonator (“FBAR”) and BAW, have been introduced and have gained market acceptance in certain applications and we recently acquired TFR Technologies, Inc. to enable us to participate in the BAW market. Additionally, we are actively pursuing new products such as RF filters, duplexers, power amplifiers, modules and BAW filtering to offset the decline in sales of products affected by direct conversion architecture. If we are not successful in introducing competitive or alternative products, our business, financial condition and results of operation will suffer.

Our operating results may suffer due to fluctuations in demand for semiconductors and electronic communications components.

From time to time, the wireless handset, broadband, base station and military markets have experienced significant downturns and wide fluctuations in product supply and demand, often in connection with, or in anticipation of, maturing product cycles, capital spending cycles and declines in general economic conditions. The cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We have experienced, and may experience again, periodic fluctuations in our financial results because of these or other industry-wide conditions.

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

On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flow. Currently, we use the Black-Scholes model for option expense calculation and present pro forma disclosure of the income statement effect in financial statement footnotes only under APB No. 25. However, under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative and all share-based payments to employees, including grants of employee stock options will be recognized in the financial statements based on their fair values. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. SFAS 123(R) is effective for public companies at the beginning of the first annual period beginning after June 15, 2005. As such, SFAS 123(R) will be effective for us beginning January 1, 2006 and we are currently evaluating our share-based employee compensation programs to determine what action, if any, may be required to reduce this potential charge when this statement becomes effective. In anticipation of the effective date, we have accelerated the vesting of options, excluding option grants to our board members and chief executive officer, with an option price equal or greater to $9.00 per share. The acceleration was done as part of a comprehensive review of our entire benefits program and the decision to accelerate some of the options was made after review of our current stock price, our competitive position with respect to options, the benefit of the options to the employees and the potential effects of SFAS No. 123(R). The closing price of our stock, as reported on the Nasdaq National Market, on the date of the option vesting was $4.00 per share. Further, the Board of Directors has approved a plan to accelerate the vesting of options greater than $5.35 per share in the fourth quarter of 2005, excluding the options held by the officers of the Company and the Board of Directors. The acceleration will lessen the adverse impact the adoption of the standard is expected to have on the immediate future, however full impact of the adoption of this standard on our financial statements is not known.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business and our stock price could suffer.

Section 404 of Sarbanes-Oxley requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, during 2004, we were required to perform an evaluation of our internal controls over financial reporting and have our auditor attest to such evaluation. At December 31, 2004, management determined that we had no material weaknesses over internal controls over financial reporting and were in full compliance with Section 404. Further, our independent registered public accounting firm issued an unqualified opinion on management’s assessment on and the effectiveness of our internal control over financial reporting. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent registered public accounting firm’s attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not arise. If a material weakness is discovered, we could be subject to regulatory investigations or sanctions, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

Our revenues are at risk if we do not introduce new products and/or decrease costs.

Historically, the average selling prices of our products have decreased over the products’ lives and we expect them to continue to do so. To offset these decreases, we rely primarily on achieving yield improvements and other cost reductions for existing products and on introducing new products that can be manufactured at lower costs. Selling prices for our SAW products have declined due to competitive pricing pressures and to the use of newer surface mount package devices that are smaller and less expensive than previous generation filters. For example, we have experienced declines in average selling prices for RF filters for wireless handsets due to competitive pressure and for filters for base stations due to the use of surface mount packages. Further, we have recently suffered a reduction of revenue for IF filters for wireless handsets as a result of direct conversion architecture that is expected to range from $20.0 million to $26.0 million in 2005.

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

Manufacturing module products represents a departure from our traditional component manufacturing business. Production of module products entails different processes, costs, yields, and lead times. If we fail to successfully transition manufacturing resources to produce these products or are unable to do so cost-effectively, our operating results will be adversely affected. Our experience has been that increased module sales have a negative impact on gross margins. If we are unable to reduce the costs of producing modules, total gross margin may decrease as the proportion of module sales increase.

If we fail to sell a high volume of products, our operating results will be harmed.

Because large portions of our manufacturing costs are relatively fixed, our manufacturing volumes are critical to our operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed. During periods of decreased demand, our high fixed manufacturing costs negatively affect our results of operations. We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed in the short-term. However, if the rate of growth of demand decreases, we will not be able to grow our revenue. If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs in the short-term and our operating results would be harmed. In addition, we are selling products to an increasing number of our customers on a consignment basis, which may limit our ability to forecast revenues.

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

We face challenges and risks associated with our acquisition of TFR Technologies and, as a result, may not realize the expected benefit of this acquisition.

On January 5, 2005, we completed the acquisition of TFR Technologies, a manufacturer and developer of thin film resonator filters for communication applications using BAW or FBAR technology.

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

If CyOptics is not profitable or if the company lacks sufficient liquidity, our promissory note and preferred stock of CyOptics could decline in value. Further, we could be liable for guaranteed lease payments for the Breinigsville facility if CyOptics defaults on its payments.

As part of the sale of our optoelectronics operations in Breinigsville, Pennsylvania and our optoelectronics subsidiary in Matamoros, Mexico to CyOptics on April 29, 2005, we received $4.5 million of CyOptics’ preferred stock representing approximately 10% of the voting shares of CyOptics on such date and a promissory note in the principal amount of approximately $5.6 million. We discounted the note approximately to $2.3 million to record the debt at a current market rate for similar debt of comparable companies and hold the $4.5 million of preferred stock at cost. We believe there is risk associated with these investments and if CyOptics is not profitable or if the company lacks sufficient liquidity, or if the value of the enterprise declines, our promissory note and preferred stock could decline in value which may result in our recording an impairment charge.

Further, as part of the sale of the land and building and related facilities occupied by the optoelectronics operations in Breinigsville, Pennsylvania to Hamilton in the third quarter of 2005, we assigned to Hamilton the lease we had entered into with CyOptics at the time of the closing of the sale of the operations. As a condition of the sale to Hamilton, we have guaranteed the base rent due under the initial two year term. Thus, if CyOptics does not make the lease payments in a timely manner during this period, we could be liable for CyOptics’ rent payments for the remaining term of the lease. As of September 30, 2005, the maximum potential amount of future payments under the guarantee was $1,800 and we have recorded a liability of $0.3 million related to the guarantee on the Company’s consolidated balance sheet.

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

While the U.S. government and military programs we are involved in generally have long lead times such as the F-22 and B-2 aircraft programs, they are also subject to delays or cancellation. Additionally, changes in government funding for military, or the loss of a significant military program or contract, would have a material adverse impact on our company. During 2004, we received approximately 15% of our revenues from the U.S. government or from prime contractors on U.S. government sponsored programs principally for military applications. Further, spending on military contracts can vary significantly depending on funding from the U.S. government. During 2004 and 2005, our government and military contracts have been negatively impacted by the war in Iraq as the government allocated more business to funding the war and less on new development and long-term programs, such as the ones we are dependent upon.

We face risks from failures in our manufacturing processes, the maintenance of our fabrication facilities and the processes of our vendors.

The fabrication of integrated circuits, particularly those made of GaAs, is a highly complex and precise process. The majority of our integrated circuits are currently manufactured on wafers made of GaAs. Our SAW filters are currently manufactured primarily on LiNbO3, LiTaO3 and quartz wafers. During manufacturing, each wafer is processed to contain numerous integrated circuits or SAW filters. We may reject or be unable to sell a substantial percentage of wafers or the components on a given wafer because of:

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

The hurricanes encountered in the southeastern U.S. during the third quarter of 2005 and 2004 did not cause any significant damage to our facilities.

The following table indicates the approximate exposure we believe we have with respect to natural disasters:

Location	Type of Disaster	Approximate Percent of Total*
		Fixed Assets	Revenues
Apopka, Florida	H	15%	35% - 40%
Dallas, Texas	H	50%	25% - 30%
Hillsboro, Oregon	E, V	20%	35% - 40%
San Jose, Costa Rica**	E, V, H	15%	35% - 40%

E—Earthquake/mudslide

V—Volcanic eruption

H—Hurricane and/or tornado and flooding

* Based on fixed assets or revenues as of and for the quarter ended September 30, 2005.

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

For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 75% exemption from Costa Rican income taxes through 2007. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative impact on our net income. During the three and nine months ended September 30, 2005, the 75% tax exemption reduced our income tax expense by $0.6 million and $1.2 million, respectively. During the three and nine months ended September 30, 2004, the 75% tax exemption reduced our income tax expense by $0.4 million and $2.0 million, respectively.

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

A widespread outbreak of an infectious disease or illness such as avian influenza could adversely affect our operations as well as demand from our customers. A number of countries in the Asia/Pacific region have experienced outbreaks of different infectious diseases and illnesses in the past. As a result of widespread outbreaks, our operations could be severely affected through reduced demand and employees can become ill or be quarantined.

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

The fabrication of integrated circuits and SAW filters from substrate materials and the modules containing these components is a highly complex and precise process. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to rework or replace the products. Our products may contain undetected defects or failures that only become evident after we commence volume shipments which we experience from time to time. Other defects or failures may also occur in the future. If such failures or defects occur, we could:

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

In August 2005, companies selling a broad range of electrical equipment in European countries began to be required to conform to the WEEE directives. Further, as of July 2006, those same companies, as well as component suppliers to those companies, will also need to conform to the RoHS directive. New environmental standards such as these could require us to redesign our products to comply with the standards, and require the development of compliance administration systems. We may incur significant costs to redesign our products and to develop compliance administration systems. Further, alternative designs may have an adverse effect on our gross profit margin. If we cannot develop compliant products timely or properly administer our compliance programs, our revenues may also decline due to lower sales, which would adversely affect our operating results.

We have substantial indebtedness.

We have $218.8 million of indebtedness remaining in the form of our convertible subordinated notes due in 2007. We have additional indebtedness for operating and capital leases and, as a result of the sale of our optoelectronics facility in Breinigsville, Pennsylvania, have guaranteed the lease we assigned to Hamilton through March 2007. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

If technologies or standards supported by our or our customers’ products become obsolete or fail to gain widespread commercial acceptance, our results of operations may be materially impacted. Because of continual improvements in semiconductor technology, including those in high performance silicon technologies such as CMOS where substantially more resources are invested than in other technologies such as GaAs and SAW products, we believe that our future success will depend, in part, on our ability to continue to improve our product and process technologies. We must also develop new technologies in a timely manner and be able to adapt our products and processes to technological changes to support emerging and established industry standards. We have and must continue to perform significant research and development into advanced material development such as gallium nitride (“GaN”), and silicon carbide (“SiC”) to compete with future technologies of our competitors. These research and development efforts may not be accepted by our customers, and therefore may not achieve sustained production in the future. Further, we may not be able to improve our existing products and process technologies, develop new technologies in a timely manner or effectively support industry standards. If we fail to do so, our customers may select another GaAs or SAW product or move to an alternative technology.

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

For our integrated circuit devices, we compete primarily with both manufacturers of high performance silicon integrated circuits as well as manufacturers of GaAs integrated circuits. Our silicon-based competitors include companies such as Applied Micro Circuits Corporation, Maxim Integrated Products Inc., Motorola, Philips, STMicroelectronics N.V and others. Our GaAs-based competitors include companies such as Anadigics Inc., Eudyna, Inc., Raytheon, Renesas Technology Corp., RF Micro Devices, Skyworks Solutions, Inc., Vitesse Semiconductor Corp. and others. For our SAW devices, our competitors include companies such as ICS, Phonon, RF Monolithics, Vectron, EPCOS AG, Temex, TST, Fujitsu Microelectronics, Inc., Murata, Panasonic and others. Competition could also come from companies ahead of us in developing alternative technologies such as silicon germanium (“SiGe”) and InP integrated circuits and digital filtering and direct conversion devices.

Competition from existing or potential competitors may increase due to a number of factors including, but not limited to, the following:

•	offering of new or emerging technologies in integrated circuit design using alternative materials;

•	offering of new or emerging technologies such as digital filtering, BAW or direct conversion as alternatives to SAW filters;

•	mergers and acquisitions of our customers by our competitors or other entities;

•	longer operating histories and presence in key markets;

•	development of strategic relationships between our competitors;

•	ability to obtain raw materials at lower costs due to larger purchasing volumes or other advantageous supply relationships;

•	access to a wider customer base; and

•	access to greater financial, technical, manufacturing and marketing resources.

Competition is primarily based on performance elements such as speed, complexity and power dissipation, as well as price, product quality and ability to deliver products in a timely fashion. Due to the proprietary nature of our products, competition occurs almost exclusively at the system design stage. As a result, a design win by our competitors or by us typically limits further competition with respect to manufacturing a given design. Additionally, manufacturers of high performance silicon integrated circuits have achieved greater market acceptance of their existing products and technologies in some applications, as compared to GaAs. Further, we compete with both GaAs and silicon suppliers in all of our target markets.

If we fail to integrate any future acquisitions or successfully invest in privately held companies, our business will be harmed.

We face risks from any future acquisitions, including the following:

•	we may fail to merge and coordinate the operations and personnel of newly acquired companies with our existing business;

•	we may fail to retain the key employees required to make the operation successful;

•	additional complexity may affect our flexibility and ability to respond quickly to market and management issues;

•	we may experience difficulties integrating our financial and operating systems;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and risk management;

•	our ongoing business may be disrupted or receive insufficient management attention;

•	we may not cost-effectively and rapidly incorporate the technologies we acquire;

•	we may not be able to cost-effectively develop commercial products using the newly acquired technology;

•	we may not be able to recognize the cost savings or other financial benefits we anticipated;

•	we may not be able to retain the existing customers of newly acquired operations;

•	existing customers of the acquired operations may demand significant price reductions or other detrimental term changes as a result of the change in ownership;

•	our corporate culture may clash with that of the acquired businesses;

•	we may incur unknown liabilities associated with acquired businesses; and

•	our increasing international presence resulting from acquisitions increases our exposure to foreign political, currency, and tax risks.

We face risks from equity investments in privately held companies, such as:

•	we may not realize the expected benefits associated with the investment resulting in a partial or total write-off of this investment;

•	we may need to provide additional funding to support the privately held company; or

•	if their value of the equity investment decreases, we may realize losses on our holdings.

We will continue to evaluate strategic opportunities available to us and we may pursue product, technology or business acquisitions or investments in strategic partners. However, we may not successfully address these risks or any other problems that arise in connection with future acquisitions or equity investments in privately held companies.

In addition to the risks above in connection with any future acquisitions, we may issue equity securities that could dilute the percentage ownership of our existing stockholders, we may incur additional debt and we may be required to amortize expenses related to other intangible assets or record impairment of goodwill, all of which may negatively affect our results of operations.

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

We rely on a combination of patents, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents granted and pending in the U.S. and elsewhere and intend to seek further international and U.S. patents on our technology. In addition to our own patents and patent applications, we have acquired a substantial portfolio of U.S. and foreign patent applications in the optoelectronics area of technology. Many of these patent applications have issued as patents and will have lives that will extend 20 years from their respective filing dates, while others are still pending. We also have acquired a number of patents in the BAW area of technology; these patents will expire 20 years from their respective filing dates. We cannot be certain that patents will be issued from any of our pending applications or that patents will be issued in all countries where our products can be sold. Further, we cannot be certain that any claims allowed from pending applications will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, may not protect our products or intellectual property rights to the same extent as do the laws of the U.S., increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

We may be unsuccessful in developing non-infringing products, negotiating licenses upon reasonable terms, or either of the two solutions. These problems might not be resolved in time to avoid harming our results of operations. Further, if any third party makes a successful claim against our customers or us and a license is not made available to us on commercially reasonable terms, our business could be harmed.

Our ability to accurately predict revenues and inventory needs could deteriorate if we generate additional sales through inventory hubbing distribution facilities.

Several of our larger customers have requested that we send our products to independent warehouses known as inventory hubbing distribution facilities to assist them in inventory control. We do not recognize revenues from these hubbing arrangements until the customer takes delivery of the inventory and title of the goods passes to the customer. As a result, increased shipments to these facilities make it more difficult for us to predict short-term revenues and inventory consumption as customers can take delivery of the products with little lead-time. In addition, stocking requirements at hubbing facilities tends to reduce inventory turns and increase working capital requirements.

Our business may suffer due to risks associated with international sales.

Our sales outside of the U.S. during the three and nine months ended September 30, 2005 were approximately 65% and 62%, respectively. Sales outside of the U.S. during the three and nine months ended September 30, 2004 were approximately 58% and 55%, respectively As a result of having a significant amount of sales outside of the U.S., we face inherent risks from these sales, including:

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

Following periods of volatility in the market price of a company’s stock, some stockholders may file securities class action litigation. For example, in 1994, a stockholder class action lawsuit was filed against us, our underwriters and some of our officers, directors and investors, which alleged that we, our underwriters and certain of our officers, directors and investors intentionally misled the investing public regarding our financial prospects. We settled the action and recorded a special charge of $1.4 million associated with the settlement of this lawsuit and related legal expenses, net of accruals, in 1998. Additionally, in 2003, a class action complaint was purportedly filed on behalf of purchasers of Sawtek’s stock between January 2000 and May 24, 2001, against Sawtek, Inc., our wholly owned subsidiary, and former officers of Sawtek and our company. The claim alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as Securities and Exchange Commission Rule 10b-5, by making false and misleading statements and/or omissions to inflate Sawtek’s stock price and conceal the downward trend in revenues disclosed in Sawtek’s May 23, 2001 press release. On October 6, 2005, the claim was dismissed with prejudice.

Our stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $4.71 to a low of approximately $2.88 during the 52 weeks ended September 30, 2005. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

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

Item 3.    Qualitative and Quantitative Disclosures about Market Risk

Cash Equivalents, Short-term and Long-term Investments

Our investments in cash equivalents, short-term investments and long-term investments are classified as available-for-sale securities and held at fair value. These investments are comprised of highly rated, short and medium-term investments, such as U.S. government agencies, corporate debt securities, commercial paper and other such low risk investments in accordance with an investment policy approved by our board of directors. We manage these investments in accordance with our investment policy; however, economic, market and other events may occur which we cannot control that may adversely impact the value of these investments. For instance, our fixed rate securities may have their fair value adversely impacted because of changes in interest rates and credit ratings. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer principal losses if we were to sell securities that have declined in value because of changes in interest rates or issuer credit ratings. However, we do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates. In addition, we do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes.

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

The following table shows the fair values of our investments and convertible subordinated notes as of September 30, 2005 (in thousands):

	Cost	Fair Value
Cash and cash equivalents (including net unrealized gains of $98)	$74,165	$74,263
Available-for-sale investments (including net unrealized losses of $3,282)	$336,827	$333,545
Convertible subordinated notes	$218,755	$213,396

Foreign Currency Risk

We are exposed to currency exchange fluctuations as we sell our products internationally and have operations in Costa Rica and Germany. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our foreign operations by denominating most transactions in U.S. dollars. We do engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments and to hedge material cash flows that are not denominated in U.S. dollars, in accordance with a foreign exchange risk management policy approved by our board of directors. We primarily use currency forward contracts for this purpose. This hedging activity will reduce, but may not always entirely eliminate, the impact of currency exchange movements. As of September 30, 2005 and 2004, we had forward currency contracts outstanding of approximately $3.6 million and $52.5 million, respectively. The contracts designated as cash flow hedges at September 30, 2005 and 2004 were approximately $3.6 million and $4.3 million, respectively. The contracts designated as balance sheet hedges at September 30 2004 were approximately $48.2 million. We had no balance sheet hedges as of September 30, 2005.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In February 2003, several nearly identical putative civil class action lawsuits were filed in the United States District Court for the Middle District of Florida against Sawtek, Inc. (“Sawtek”), our wholly owned subsidiary since July 2001. The lawsuits also named as defendants former officers of Sawtek and our Company. The cases were consolidated into one action, and an amended complaint was filed in this action on July 21, 2003. The amended class action complaint was purportedly filed on behalf of purchasers of Sawtek’s stock between January 2000 and May 24, 2001, and alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as Securities and Exchange Commission Rule 10b-5, by making false and misleading statements and/or omissions to inflate Sawtek’s stock price and conceal the downward trend in revenues disclosed in Sawtek’s May 23, 2001 press release. On October 6, 2005, the Middle District of Florida dismissed the complaint with prejudice.

On March 16, 2005, Preferred Real Estate Investments, Inc. (“PREI”) filed a complaint against the our subsidiary, TriQuint Optoelectronics, Inc., in the Court of Common Pleas of Lehigh County, Pennsylvania (the “court”) alleging specific performance and general damages relating to negotiations for the sale of our facility in Breinigsville, Pennsylvania (the “facility”). On June 30, 2005 we settled the dispute with PREI and received a notice from the court of praecipe to settle, discontinue and end the claim against our subsidiary. As part of the settlement, we paid PREI $0.2 million for damages of which Hamilton TEK Partners, LP (“Hamilton”), the purchaser of the facility, agreed to compensate us for $0.1 million. In the third quarter of 2005, we completed the sale of the facility to Hamilton and received the $0.1 million compensation.

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

TRIQUINT SEMICONDUCTOR, INC.

Dated: November 8, 2005	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: November 8, 2005	By:	/s/ STEPHANIE J. WELTY
Stephanie J. Welty
Vice President of Finance and Administration, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.