Form 10-K
period 2005-12-31
TRIQUINT SEMICONDUCTOR INC
filed 2006-03-16
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Common Stock, $.001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerate filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on July 2, 2005, the last day of the Registrant’s second fiscal quarter, reported on the NASDAQ Stock Market’s National Market, was approximately $467,120,991. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the Registrant’s outstanding common stock have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equities.

As of February 25, 2006, there were 140,980,897 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2005 Annual Meeting of Stockholders, which is scheduled to be held on May 24, 2006. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2005.

Important Notice to Investors:

This Annual Report on Form 10-K contains both historical information and forward-looking statements about TriQuint Semiconductor, Inc. (“TriQuint”, “we”, “us”, “our” or “our company”). A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results, including, but not limited to, those related to our product strategy; demand for wireless handsets and our product offerings in this market; our product offerings in the base station market and our outlook for this market; our revenue outlook for our military business; our outlook for the broadband market; our expectations regarding certain customer-specific products; our competitive advantages in design and process; our ability to manufacture and sell in international markets; our plans for our manufacturing facilities; risks associated with manufacturing yields, costs and subcontractor services; risks associated with our production outside of the U.S.; our reliance on certain suppliers; risks associated with our backlog; our expectations regarding research and development expenses and selling general and administrative expenses; our estimates of stock based compensation expenses; our ability to improve our products and processes and develop new products; our expectations regarding the selling prices for our handset products; our expectations regarding our competitors and pricing levels; our goal to reduce production costs and improve performance value for our products; risks associated in protecting our intellectual property interests; impact of environmental regulations on our business; and other comments that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “anticipates”, “appears”, “believes”, “continue”, “estimates”, “expects”, “feels”, “hope”, “intends”, “may”, “our future success depends”, “plans”, “potential”, “predicts”, “reasonably”, “seek to continue”, “should”,” thinks”, “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section of this report titled “Factors that May Affect Future Results.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

TriQuint Semiconductor, Inc. (“TriQuint,” “we,” us,” “our,” or “our company”) is a supplier of high performance modules, components and foundry services to the world’s leading communications companies. We were incorporated in California in 1991 and reincorporated in Delaware on February 12, 1997. We have the following wholly-owned operating subsidiaries; TFR Technologies, Inc., TriQuint Semiconductor Texas LP, TriQuint Semiconductor GmbH, Sawtek, Inc. and Sawtek SRL.

Our focus is on the specialized expertise, materials and know-how of radio frequency (“RF”) and other high and intermediate frequency applications. We connect the digital world to the global network as a premier supplier of advanced technology products that address four primary end markets: wireless handsets, broadband communications, wireless base stations and military systems. We continually strive to lower customers’ costs and improve system performance through advanced engineering expertise, dedicated service and forward-looking design. Our products are designed on various wafer substrates including compound semiconductor materials such as gallium arsenide (“GaAs”) and piezoelectric crystals such as lithium tantalate (“LiTaO3”). We use a variety of process technologies using GaAs substrates including hetrojunction bipolar transistor (“HBT”) and pseudomophic high electron mobility transistor (“pHEMT”). Using various other substrates we also manufacture surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”) products. Using these materials and our proprietary technologies, we believe our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, higher power and power-added efficiency, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. We sell our products and services to major communication and military equipment companies worldwide with our top ten end customers in 2005 as follows (in alphabetical order): Ericsson Networks, Kyocera Corp., Motorola, Inc., Nokia Corp., Northrop Grumman Corp., Raytheon Co., Royal Philips Electronics N.V., Samsung Electronics Company, Texas Instruments, Inc., and ZTE Corp.

In the U.S., we have design and manufacturing facilities in Oregon, Texas and Florida with an additional design facility in Massachusetts and application sales support offices in various locations. Outside the U.S., we have a production and assembly facility in Costa Rica, a design facility in Germany and application sales support offices in China, Japan, Korea and Taiwan. We own and operate our own wafer fabrication, foundry and product test and assembly facilities. We also lease one facility and use subcontractors for some of our test and packaging processes. We use our proprietary processes in these facilities to produce high performance RF, analog and mixed-signal modules, components, integrated circuits and other products at high volumes and believe that control of these manufacturing processes enables us to be a reliable source of supply with increased opportunities to enhance quality, reliability and manufacturing efficiency. In addition, control of our manufacturing process and our combined research and design capabilities assists us in developing new processes and products and increase our ability to be responsive to customer requirements.

We believe we have vertically integrated our sizeable design and production capabilities to focus on the needs of RF, analog and mixed-signal applications as a foundation to service our primary end markets. We also believe our integration strategy allows us to offer cost-saving advantages and high-quality products, which in turn has made our products the choice of industry leaders across the globe.

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

Industry Background

Market demands for higher levels of performance with reduced cost in electronic communications systems have produced an increasing number of varied, complex applications. The increased capabilities of these new systems, in turn, are spawning new markets and a further proliferation of new, sophisticated applications. Many of these new applications have emerged in the wireless handset, broadband, base station and military markets.

The wireless handset, broadband and base stations markets are constantly changing with the advent of new and more complex applications such as digital music players, camera phones, digital video, handheld navigation products based on the global positioning satellite (“GPS”) standard, satellite communications, wireless local area networks (“WLANs”) and wireless internet. Wireless communications systems can offer the functional advantages of wired systems without the costly and time-consuming development of an extensive wired infrastructure, which is of particular importance in developing parts of the world. In addition, many of these new applications require battery-powered portability. The proliferation of some of these new applications, combined with a demand for higher data rates to support them due to the more complex and advanced applications, has led to increased communication traffic resulting in congestion of the existing assigned frequency bands. As a consequence, wireless communications are moving to higher, less congested frequency bands and are implementing new, advanced communication standards. The advantages of wireless communications systems, as well as the increasing demand for wireless communications at higher frequencies, continue to drive worldwide growth in existing communication systems and continue to drive the emergence of new markets and applications.

The military market utilizes advanced monolithic microwave integrated circuits (“MMICs”), as well as SAW and BAW devices for aerospace, military and commercial applications. Aerospace and military applications include high power amplifiers, low noise amplifiers, switches, voltage controlled oscillators (“VCOs”), filters and attenuators for use in a variety of advanced systems such as active array radar, missiles, electronic warfare and space communications systems. Commercial applications for products and services in this frequency range include wireless telephone applications, optical fiber links and switching networks, millimeter wave (“mmW”) radios for point-to-point and point-to-multipoint systems, phased-array radar and satellite links both on the orbiting payload and for earth station transmitters.

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

The performance requirements of certain critical system functions generally cannot be achieved using silicon based semiconductors or filters, resonators and oscillators based on traditional technologies. As a result, systems manufacturers are seeking components and modules which can overcome these performance limitations. GaAs semiconductor technology has become an effective alternative or complement to silicon solutions in many high performance applications. The higher electron mobility of GaAs permits GaAs integrated circuits to operate at higher speeds than silicon devices or at the same speeds with lower power consumption. In addition, SAW and/or BAW technology offers a number of advantages over traditional filter technologies, including precise frequency control and selectivity, reduced size and weight, high reliability, environmental stability and the ability to pass RF signals with minimal distortion. In general,

SAW technology has a cost/performance advantage from low frequencies to approximately 2 gigahertz. BAW technology has a cost/performance advantage from approximately 2 gigahertz to 10 gigahertz.

In many new applications, GaAs integrated circuits and acoustic filters (SAW or BAW) enable high performance systems to process signals and information more quickly and more precisely. In addition, the use of these components in high performance communications systems can reduce system power requirements and the physical size and weight of the system, important elements in battery powered or portable applications. These characteristics, combined with the systems requirements of the communications industry, have led to the use of our components in high volumes to complement silicon devices in a wide range of commercial and aerospace systems.

Electronic communications systems manufacturers, particularly wireless handset manufacturers, are also moving increasingly toward designing integrated modules into their phones, rather than the individual components comprising these modules. By doing this, the handset manufacturers can achieve cost reductions, optimization of design and reduction of the size of their phones while accelerating design cycles and time to market. Our high performance GaAs integrated circuits and our SAW filters comprise some of the primary components in these RF modules. In addition, we are currently developing our BAW technology to address the needs of higher frequency filters for the next generation of wireless communication products.

TriQuint Strategy

Our strategy is to provide our customers with high-performance, low-cost solutions to applications in the wireless handset, base station, broadband, and military markets. Our mission is, “Connecting the Digital World to the Global Network™,” and we accomplish this through a diversified product portfolio within the communications and military industries. In the wireless handset market, we provide high performance devices such as RF filters, duplexers, receivers, small signal components, power amplifiers, switches and passive components. We have also developed integrated RF modules with the goal of maximizing content and minimizing stacked margins by offering complete module solutions with almost all subcomponents sourced from our own technologies and manufacturing facilities. In broadband communications and wireless base station markets, we are a supplier of both active GaAs and passive SAW components. We provide the military market with phased-array antenna radar components and in 2005 were awarded the role of prime contractor on a Defense Advanced Research Projects Agency (“DARPA”) contract to develop high power wide band amplifiers in gallium nitride (“GaN”), a next generation GaAs derived technology. The other key elements of our strategy include:

Focusing on RF Power, Filtering and Switching Design Excellence.

We have made substantial investments in our RF power, filtering and switching design capabilities. Our design teams have specialized expertise to address the needs of each of our target markets. The foundation of our design resources is an extensive library of cells and associated software tools and databases necessary to develop new products rapidly and cost-effectively. We believe that our RF power filtering and switching design capabilities provide us with a competitive advantage in designing and developing integrated circuit modules and SAW/BAW-based products for standard or customer-specific products in our target markets.

Diversification of Business Models, Market Applications, Technologies and Customers.

We offer a broad range of standard and customer-specific products, as well as manufacturing, design and foundry services, which address numerous end-user applications in a variety of communications markets. We provide a balanced portfolio of products and services, ranging from foundry services to die level products, packaged components and integrated modules. Our primary application areas are wireless handsets, broadband, base station and military. Our products are designed on various wafer substrates using a variety of technologies. We delivered products and services to over 400 customers during 2005. In addition, we had over 40 customers that each contributed $1.0 million or more to our revenues in 2005.

Targeting High-Growth Markets with High Performance Solutions.

We plan to continue to develop and produce high performance standard products and modules. In 2001, we added SAW filters to our portfolio of high performance solutions by acquiring Sawtek, Inc. (“Sawtek”), which enabled us to offer a complete array of RF products for wireless handsets and base stations, and in 2005 we added BAW technology to our portfolio with the acquisition of TFR Technologies, Inc. (“TFR”). Many of our new products are focused on RF modules in wireless handset and broadband wireless access markets with the following standards and technologies:

•	GSM—global system for mobile communications;

•	GPRS—general packet radio service;

•	EDGE—enhanced data rates for global evolution;

•	CDMA—code division multiple access;

•	WDCMA—wide band code division multiple access;

•	WEDGE—a combination of EDGE and WDCMA technology;

•	802.11 WLAN—wireless local area network; and

•	WiMAX—wireless metro area network.

We are also investing in the development of technologies and products that address more functionality within the base station market as well as new opportunities in the automotive market.

Create the smallest, highest performance components and modules with the highest value for the front-end of various communication systems.

We have introduced a series of new products focused on the RF front-end of wireless applications. One of these new products is a quad-band GSM/GPRS transmit module which provides GSM/GPRS power amplifier, filtering and switching capability in the same size package as most GSM power amplifier-only modules. We believe this is the smallest commercially available module of its kind. Other new products include new highly-integrated WCDMA transmit modules that reduce the RF front-end complexity of the third generation of mobile technology, or 3G, data intensive wireless phones; reduced-size WCDMA and GSM/EDGE receive modules for wireless phones designed to better meet the signal processing needs in next-generation, multi-module slim-line handsets; a quad-band polar GSM/EDGE power amplifier module (“PAM”) which improves efficiency, leading to longer battery life; and a WCDMA/GSM quad-band switch module which provides key functions that 3G handsets require to switch between WCDMA and GSM bands, in smaller, more compact mobile devices that customers demand.

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

Markets and Applications

We focus on four end markets in the electronic communications system industry: wireless handsets, broadband, base stations and military applications.

Wireless Handsets

The demand for wireless phones has evolved over the past several years as a result of increased demand for portable voice and data communication capabilities. Users want wireless handsets to provide signal quality similar to wired communication systems, be smaller and lighter, accommodate longer talk time and standby time and contain complex functionality such as digital cameras, video recorders, music players, GPS, Bluetooth, internet access, mobile television and other video standards. To support the growing demand for wireless data communications, implementation of new standards has evolved such as GPRS, EDGE, WCDMA and EV-DO (Evolution-Data Optimized). This increase in wireless communication traffic has resulted in congestion of the assigned frequency bands, creating capacity issues for network operators. As a consequence, wireless communications standards are evolving to more efficiently utilize the available spectrum and demand has increased for handsets that work across multiple standards and frequency bands. Phones of this complexity provide new technical challenges that our products are well suited to address.

Our wireless handset revenues are from electronic components for mobile phones including power amplifier modules, RF modules, switches, low noise amplifiers (“LNAs”), duplexers, triplexers, filter banks, filters and other RF devices. We sell these products to wireless handset manufactures worldwide. Historically, the demand for handset components and modules has been driven by the increasing usage of wireless handsets worldwide and the increasing complexity of those wireless handsets which utilize features such as multiband radios and global positioning systems. Worldwide, the total number of wireless handset subscribers continues to grow, with China and India growing at the fastest rates. There are a number of wireless phone standards in use around the world. GSM and CDMA refer to the primary wireless air interface standards used. GSM is the most prevalent standard, utilized primarily in Europe and many parts of Asia and GSM has a growing presence in the U.S. This standard, and its EDGE extension, accounts for over 70% of total phone sales and subscribers worldwide. CDMA is the standard used principally in North and South America, Korea, and parts of China and India. Historically, we have more sales of CDMA standard-based products, such as IF SAW filters, receivers, duplexers, and triplexers. These CDMA products have characteristics which are better suited for CDMA and in some cases are not used in GSM. However, over the past several years, we have focused our efforts on the design of products based on the GSM standard. We believe we have made significant advances and are continuing to gain market share for GSM products. Our growing GSM product portfolio embraces the needs of third generation of mobile communication (“3G”) with a complete selection of WCDMA modules. WCDMA is well suited to meet the performance criteria for mobile internet access including streaming voice / audio / voice, and voice over Internet protocol (“VOIP”) calls.

The wireless handset market has experienced growth in each of the past 15 years, except for 2001 due to a slowdown in the overall economy. In 2005, we estimate the wireless handset market grew to over 800 million units, from our estimates of approximately 680 million units in 2004. In 2006, we are projecting unit sales to be over 870 million units. Further, we are estimating the global number of subscribers to wireless communications to grow from approximately 2.9 billion in 2004 to over 3.0 billion by the end of 2006. This growth has been particularly strong due to growth in both China and India as well as the increase in demand for new phones with additional features. We expect to see continued strengthening during 2006.

In many wireless handset applications, GaAs material and device design can provide key performance advantages over silicon, such as higher frequency operation, improved signal reception and transmission, better signal processing in congested bands and greater power efficiency for longer battery life. These are becoming increasingly important with the new applications and we believe our use of GaAs wafer substrates and a variety of technologies provides us with the ability to satisfy these market demands. Further, our access to varied process technologies enables us to combine them in applications to optimize both product performance and cost. Specifically, we have introduced many new products for this market, including a family of GSM/GPRS power amplifier modules (“PAMs”) and transmit modules that use advanced InGaP (Indium Gallium Phosphide) GaAs HBT technology for superior performance. In addition, our new CuFlipTM flip-chip technology enables small-size, low-cost PAMs with performance equivalent to larger, more costly products by eliminating traditional wirebond chip connections.

Historically, we have experienced seasonal fluctuations in our sales of wireless handset components. Our revenues are generally the strongest in the fourth quarter in response to the holiday selling season. The first quarter of each year is generally the weakest quarter for wireless handset component revenues, due to reduced consumer demand subsequent to the holiday selling season.

As a percentage of our total revenues in 2005, our revenues from wireless handsets products accounted for approximately 43%, as compared to 44% of revenues in 2004 and 46% of revenues in 2003.

Broadband

Our broadband products are those used to support transfer of data at high rates across wireless or wired networks. Our products for this market include those related to Bluetooth, WLANs / WiFi (wireless fidelity), WiMAX (worldwide interoperability for microwave access), WiBro (wireless broadband), CATV (community access television or cable television), microwave radio, cordless telephones, automotive and optical communications. We also report our multi-market standard products in the broadband category. We experienced a decline in revenue in this market in 2005 as compared to 2004 due primarily to a decline in legacy physical layer GaAs optical products and IF filters for WLAN products. Our current strength in this market is being driven by our dual LNA WLAN product and increased penetration in the cordless phone market.

Revenues from the broadband market accounted for approximately 21% of our revenues in 2005, as compared to 22% in 2004 and 22% in 2003.

Base station

We believe there are three major drivers to the base station equipment market. The first is the continued deployment of base stations in Asia and other emerging markets such as India. The second is the build-out of GSM/EDGE networks for the U.S. and Latin America to upgrade and expand existing networks. However, this projected growth could be offset, in part, by the consolidation of network operators which could reduce the demand of infrastructure investments in the future. The third is the build-out of 3G WCDMA systems. Demand in the base station market has increased in the past couple of years due to increased capital spending by network operators, including EDGE rollouts in the U.S., WCDMA rollouts in Europe and new network build outs in Asia and India.

Base stations are critical to the success of any mobile network because they form the backbone of these complex wireless communications systems. The demand for base station equipment is related to network build-out plans of wireless network operators and is highly dependent upon the capital equipment budgets of those operators. In the base station market we provide products used in base station transceivers and point-to-point radios, such as SAW filters, foundry services and standard RF components. Revenues from this end market can vary significantly from quarter to quarter and are dependent on both new base station build-out and upgrades to existing base stations. Additionally, as the wireless infrastructure networks build out in developing countries and remote areas, we expect to benefit from point-to-point radio product demand for back haul communications from base station transceivers and base station controller systems.

Our revenues from base station products accounted for approximately 21% of our total revenues in 2005, as compared to 19% in 2004 and 14% in 2003.

Military

Our largest customers in this market are military subcontractors to the U.S. government. These subcontractors use our products for phased-array radar to identify, track and target aircraft and threats of unknown origin as well as in communications systems. The capability to track multiple targets simultaneously is one of the key enhancements found on the new generation of fighters such as the F-22 Raptor and Joint Strike Fighter (“JSF”). We are teamed with the prime contractors on both of these programs. Our microwave power amplifiers (“PAs”) will provide the capability to transmit the microwave power that is at the heart of the radar’s operation. These radars are comprised of large arrays of elements, each with its own PA. In addition, in 2005 we entered into a multi-year DARPA contract to develop high power wide band amplifiers in gallium nitride. Gallium nitride HEMT devices provide the higher power density and efficiency required for high power phased array radar, electronic warfare, missile seeker and communications systems and we believe that at the end of the program, we will have a reliable, reproducible and stable gallium nitride process suitable for the Department of Defense and commercial applications. We hope to expand these programs in 2006 and beyond. However, the current conflict in the Middle East is consuming a significant portion of the military budget that may have otherwise been available for advanced aircraft upgrades and deployments, causing some risk that programs such as the F-22 Raptor and JSF could be delayed.

Our military business accounted for approximately 15% of our total revenues in 2005 and 2004, as compared to approximately 18% in 2003.

Products

We offer a broad array of RF, analog and mixed-signal integrated circuits and acoustic filter products as a foundation to address the needs of our customers in target markets. We utilize specalized substrate materials and high performance technologies such as pHEMT, HBT, HFET (Heterostructure Field Effect Transistor), MESFET (Metal-Semiconductor Field Effect Transistor), SAW and BAW to design and manufacture products which overcome the performance barriers of competing devices. In addition, we believe our products offer other key advantages such as steeper selectivity, lower distortion, higher power and power-added efficiency, reduced size and weight and more precise frequency control. Our broad range of standard and customer-specific integrated circuits, components and modules, and SAW and BAW duplexers and filters, combined with our manufacturing and design services, allow customers to select the specific product solution that best fulfills their technical and time-to-market requirements. We believe efficient manufacturing facilities and processes result in products that provide our customers a favorable price/performance trade-off.

Standard Products

We offer families of standard products for the following target market application areas. These include:

Wireless Handsets

Our products include amplifier modules, filter banks, receivers, switches, duplexers, triplexers, integrated transmit modules, antenna switch modules and front-end modules. These products address the needs of system designers for low noise, power efficient amplification, low loss switching and efficient and accurate frequency conversion. Our products support GSM, EDGE, CDMA and 3G networks and can be found across this wide spectrum. We believe our highly integrated, smaller sized modules and components enable quicker design turns, higher performance, lower part count and lower overall solution costs.

Broadband

Broadband is an umbrella term we use for products, standards and technology used to support large data rates across wireless or wired networks. Bluetooth devices, cable head-end and set-top boxes, GPS locators, WLAN, WiFi and WiMAX networks, plus VoIP and video on demand (“VOD”) are familiar members of the broadband universe. Our products in this market include SAW filters, BAW filters and GaAs active devices. Specific products include high power amplifiers, low noise amplifiers, switches, attenuators and discrete integrated circuits.

Base station

We are a long-standing supplier of SAW filters for GSM, CDMA and WCDMA base stations. In addition, we offer our base station customers a full portfolio of other products including general purpose GaAs integrated circuits and foundry services. We have a wide selection of GaAs MesFET, pHEMT and HFET power transistors for wireless handset base stations, CATV and active antenna products.

Military

Our products are used in long lead-time, large scale programs. Once a component has been designed into an end-use product for a military application, the same component is generally used during the entire production life of the end-use product. As a result, we tend to produce large volumes of these components. Specific products for this market include PAs for phased-array radar antenna and similar applications for airborne systems allowing them the capability to track multiple targets simultaneously. Other products include MMICs, such as frequency converters, control devices, switches, discretes and oscillators. Additionally, with the purchase of TFR, we expanded our product line to include BAW filter and resonator products.

Customer-Specific Products and Services

In addition to our standard products, we offer our customers a variety of product options and services for the development of customer-specific products. Our services include design, wafer fabrication, test engineering, package engineering, assembly and test. We generally receive revenues from customer-specific products and services at two stages: when the design is developed and engineered and when we manufacture and deliver the device. We focus the development of our customer-specific products on applications involving volume production requirements. As is typical in the semiconductor industry, customer-specific products are developed for specific applications. As a result, we expect to generate production revenues only from those customer-specific products that are subsequently produced in high volume. A substantial portion of our products are designed to address the needs of individual customers. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select customer-specific development projects which will result in sufficient production volume to enable us to achieve manufacturing efficiencies. Because customer-specific products are developed for unique applications, we expect that some of our current and future customer-specific products may never be produced in high volume.

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

Design and Process Technology

In order to rapidly develop and cost-effectively introduce new products which address the needs of our customers, we have made substantial investments in building our capabilities in RF, analog and mixed-signal circuit design technologies. We have developed an extensive library of component cells and associated software tools and databases which we use to facilitate the design of our integrated circuits. We have developed techniques for material design as well. The advancement of our products is highly dependent on our ability to quickly and accurately produce the proper material structure to meet the targeted end device performance. We have also developed and documented process and design rules which allow customers to design proprietary integrated circuits themselves. Mixed-signal products, which generally involve varied and complex functions operating at high frequencies, generally present the most complex design and testing challenges. We believe that our extensive cell library, device simulation models, optimized mixed-signal process technology and design and test engineering expertise in high performance mixed-signal integrated circuits provide a competitive advantage.

Our manufacturing strategy is to use high volume process technologies when possible to enable us to provide cost-effective, stable, uniform and repeatable solutions for our customers. We provide advanced wafer manufacturing processes and we have pursued core process technologies that are cost-effective for RF, analog and mixed-signal electronic applications. As a result, we are able to enjoy the cost advantages associated with standard high volume semiconductor manufacturing practices. The core process technology in our Hillsboro, Oregon wafer fabrication operation employs both implanted and epitaxial structures, 4 micron metal pitch, typically 0.5 or greater micron geometries, involves 10 to 18 mask steps, has a cutoff frequency of up to 21 GHz and is scalable. This scalability facilitates further cost reduction and performance improvement. The process technology employed in our Texas wafer fabrication operation includes eight advanced performance production processes: 0.5 micron gate length MESFET for amplifier applications; two 0.15, a 0.25 and a 0.5 micron gate length pHEMT for high power and high frequency applications; a 0.15 micron gate length mHEMT process for ultra-high frequency and low noise applications; HBT for high voltage, high linearity and high power density; 0.5 micron gate length HFET for high voltage, high power amplifiers and switches and Vertical P-I-N diode (VPIN) for signal control devices such as switches, limiters and attenuators. In our Florida and Bend, Oregon wafer fabrication operations, we use manufacturing techniques to produce our SAW and BAW devices that are very similar to those for integrated circuits.

Customers

We have a broad customer base of leading systems manufacturers. In 2005, we shipped products or provided manufacturing services to over 400 end-user customers. Motorola, Inc. accounted for 13%, 12% and 16% of our revenues in 2005, 2004 and 2003, respectively and Nokia Corp. accounted for 10% of our revenues in 2004. No other single end customer accounted for greater than 10% of our revenues during these periods.

Our sales to end customers outside the U.S. accounted for approximately 68%, 58% and 56% of revenues in 2005, 2004 and 2003, respectively. Sales to end customers in China represented the largest portion of our non-U.S. sales in 2005, with sales accounting for approximately 23% of our revenues. In 2004, China and Korea represented approximately 15% and 12% of our revenues, respectively. In 2003, China and Korea represented approximately 15% and 13% of our revenues, respectively. No other country represented 10% or more of our end customer revenues in any of these periods.

Some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce. Trade legislation in either the U.S. or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism, or other trade policies could adversely affect our ability to sell or to manufacture in markets outside of the U.S.

Manufacturing

We currently have five manufacturing centers located in Oregon, Texas, Florida and Costa Rica as follows:

•	Our facilities in Oregon are located in Hillsboro and Bend. The 254,000 square foot Hillsboro manufacturing facility on 50 acres of land comprised of approximately 76,000 square feet, of which 21,000 is operated as a Class 10 performance clean room. Our executive, administrative, test and technical offices are also located at this location. The Bend facility comprises of approximately 14,100 square feet, of which approximately 4,600 is manufacturing space.

•	Our 540,000 square foot Texas facility is located in Richardson on approximately 38 acres of land. The Richardson facility has 48,000 square feet of Class 1 performance clean room space; however, we currently operate the clean room as a Class 10 performance clean room.

•	Our 92,100 square foot Apopka, Florida facility is a wafer fabrication and assembly and test facility located on approximately 16 acres of land. The Apopka wafer fabrication facility includes 16,000 square feet of clean room, of which 2,300 square feet is Class 10 performance clean room.

•	Our 61,300 square foot San Jose, Costa Rica facility is an assembly and test facility for the production of SAW filters on approximately 2 acres of land. The Costa Rican facility has over 19,000 square feet of clean room space. We use our Costa Rica facility to assemble, package, test and ship final product to customers. This facility is located in the Metro Free Trade Zone; however our tax holiday will expire in 2007.

The fabrication of integrated circuits and SAW filter products in these facilities is highly complex and sensitive to particles and other contaminants and requires production in a highly controlled, clean environment. Minute impurities, difficulties in the fabrication process or defects in the masks used to transfer circuits onto the wafers can cause a substantial percentage of the wafers to be rejected or numerous die on each wafer to be nonfunctional. The more brittle nature of GaAs wafers can also lead to higher processing losses than experienced with silicon wafers. To maximize wafer yield and quality, we test our products in various stages in the fabrication process, maintain continuous reliability monitoring and conduct numerous quality control inspections throughout the entire production flow.

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

For integrated circuit products made by our Oregon facility, we assemble our products using outside assembly contractors. Our Texas facility manufactures and sells packaged products, which are also assembled by outside contractors. Outside assembly services are contracted to approximately 25 vendors, 12 of which are located in the U.S. In addition, we have moved some of our assembly and test operations to vendors in China, Malaysia and the Philippines. A reduction or interruption in the performance of assembly services by subcontractors or a significant increase in the price charged for such services could adversely affect our operating results.

Production Outside of the U.S.

Because of the significant fixed costs associated with the manufacture of our products and components and our industry’s history of declining prices, we must continue to produce and sell our integrated circuits, components and modules in significant volume, continue to lower manufacturing costs and carefully monitor inventory levels. We periodically evaluate our integrated circuit, SAW and BAW components manufacturing processes as well as the desirability of transferring volume production of those products between facilities, including transfer to other countries where labor and other manufacturing costs may be significantly lower than in the U.S. We also consider whether the functional currency of a non-U.S. operation would be the U.S. dollar or the local currency by evaluating the potential risks of a non-U.S functional currency and the costs to hedge against currency exchange rate fluctuations.

Raw Materials and Sources of Supply

We generally maintain alternative sources for our principal raw materials to reduce the risk of supply interruptions or price increases. We purchase these materials on a purchase order basis. The raw materials used are available from several suppliers for our integrated circuit, module and component manufacturing operations. For our GaAs integrated circuit manufacturing operations, we currently have approximately twenty fully qualified wafer vendors, at least eleven of which are located in the U.S., and six fully qualified mask set vendors, four of which are located in the U.S. We purchase high performance, multilayer ceramic packages from three vendors, all of which are located in the U.S. We currently purchase plastic packaging from approximately seven suppliers, three of which are located in the U.S. We also utilize nonqualified vendors for these and other materials for use in nonproduction research and test activities.

For our acoustic filter manufacturing operations, we use several raw materials, including wafers made from quartz, LiNbO3 or LiTaO3 and ceramic or metal packages. Relatively few companies produce these piezoelectric wafers and metal and ceramic packages. Our most significant suppliers of ceramic surface mount packages are three companies based in Japan. For our SAW operations, we also utilize ten qualified wafer vendors, eight of which are located outside the U.S., and two qualified mask set vendors, both of which are domestic companies.

Our reliance on a limited number of suppliers for certain raw materials and parts may impair our ability to produce our products on time and achieve acceptable yields. At times in the past, we have experienced difficulties in obtaining ceramic packages used in the production of certain SAW filters. The acquisition of relatively simple devices, such as capacitors, has been problematic at times because of the large demand swings that can occur in the cellular handset market for such components. This risk will spread across a larger percentage of our total business as a greater portion of our revenues results from our integrated module product offerings. In an attempt to minimize this problem, we have qualified multiple sources of supply when possible and intend to maintain a safety stock of raw material inventories of these items.

As is characteristic of the integrated circuit and acoustic filter component industries, the average selling prices of our products have decreased over the products’ life cycles and we expect this pattern to continue. To offset these decreasing selling prices, we rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products, introducing new products of similar functionality to existing products but with lower cost by design and on introducing new products which incorporate advanced features and can be sold at higher average selling prices. We also work closely with our suppliers to obtain continual improvement on pricing of key raw materials and components. As more of our product offerings migrate toward integrated assemblies requiring the acquisition of outside manufactured components, we will have to effectively work with our suppliers to reduce the total cost of the respective bill of material. To the extent that our cost reduction efforts or new product introductions do not occur in a timely manner or our or our customers’ products do not achieve market acceptance, our operating results could be adversely affected.

Marketing, Sales and Distribution

We sell our products through independent manufacturers’ representatives, one independent distributor and our direct sales staff. As of December 31, 2005, we had approximately 30 independent manufacturers’ representative firms and one independent distributor, which is based in the U.S. Of the independent manufacturers’ representatives, approximately half are based in the U.S. and half are located in Europe, the Pacific Rim and South America. Our direct sales staff provides sales direction and support to the manufacturers’ representatives. We have domestic sales management offices in the metropolitan areas of San Diego, California; San Jose, California; Boston, Massachusetts; Portland, Oregon; Chicago, Illinois; and Raleigh, North Carolina. We have also established foreign sales and marketing offices in China, Finland, France, Germany, Japan, Korea, Malaysia, Sweden and Taiwan.

Backlog

As of December 31, 2005, our backlog was approximately $71.5 million compared to approximately $58.5 million as of December 31, 2004. We include in our backlog all purchase orders and contracts for products requested by the customer for delivery within approximately 12 months. We expect to ship nearly all of our backlog by December 31, 2006. The backlog is not necessarily indicative of future product sales, and a delay or cancellation of a small number of purchase orders may materially adversely affect us.

We do not have long-term agreements with any of our customers, except for certain military-related contracts, but may enter into long-term agreements in the future. Customers generally purchase our products pursuant to cancelable short-term purchase orders. Our customers have canceled these purchase orders or rescheduled delivery dates in the past, and we expect that these events may also occur in the future. If there is any work in process at the time of cancellation, the customer may be required to pay customary termination charges. If customers order excess products to secure delivery dates and eventually cancel those excess orders, the customers may be subject to price renegotiations as a result of lower quantity of units taken.

Frequently, we can ship our standard products from inventory shortly after receipt of an order, referred to as “turns business”, and these orders may not be reflected in backlog. Accordingly, backlog as of any particular date may not necessarily be representative of actual sales for any future period.

Research and Development

Our research and development efforts are directed toward developing enabling technologies, integrated circuits, acoustic filters and modules. We are also focused on improvement of our existing products’ performance, development of new processes, reductions of manufacturing process costs and improvements in device packaging.

In 2005, we introduced many new key products, such as new CuFlipTM flip-chip technology which enables small-size, low-cost PAMs with performance equivalent to larger, more costly products and a family of GSM/EDGE transmit modules for use in multi-band phones that draw from our vertically integrated product portfolio.

Our research, development and engineering expenses in 2005, 2004 and 2003 were approximately $46.7 million, $47.7 million and $51.3 million, respectively. As of December 31, 2005, approximately 410 of our employees were engaged in activities related to process and product research and development. We expect to continue to spend substantial funds on research and development.

We are continually designing new and improved products to maintain our competitive position. While we have patented a number of aspects of our process technology, the market for our products is characterized by rapid changes in technologies. Because of continual improvements in these technologies, we believe that our future success will depend on our ability to continue to improve our products and processes and develop new technologies in order to remain competitive. Additionally, our future success will depend on our ability to develop and introduce new products for our target markets in a timely manner. The success of new product introductions is dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable fabrication yields and market acceptance. The development of new products by us and the design into customers’ systems can take several years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs. Furthermore, the successful introduction of our ongoing products may be adversely affected by competing products or technologies. In addition, new product introductions frequently depend on our development and implementation of new process technologies. If we are unable to design, develop, manufacture and market new products successfully, our future operating results will be adversely affected. We cannot assure you that our product and process development efforts will be successful or that our new products will be available on a timely basis or achieve market acceptance.

Competition

The markets for our products are characterized by price competition, rapid technological change, short product life cycles, and heightened global competition. Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources. Due to the increasing requirements for high-speed, high-frequency components, we expect intensified competition from existing integrated circuit and acoustic device suppliers, as well as from the entry of new competitors to our target markets and from the internal operations of some companies producing products similar to ours for their internal requirements. There is no guarantee that pricing will stay at a level where we can sell our products on a profitable basis.

For our integrated circuit devices, we compete primarily with manufacturers of GaAs integrated circuits. Our GaAs-based competitors include companies such as Anadigics Inc., Eudyna, Inc., Freescale Semiconductor, Inc., Raytheon Co., RF Micro Devices, Inc., Skyworks Solutions, Inc., Renesas Technology Corp. and others. For our SAW devices our competitors include companies such as ICS Technologies, Inc., Phonon Corp., RF Monolithics, Inc., Vectron International, EPCOS AG, Temex SAS, TAI-SAW Technology Co., Fujitsu Microelectronics, Inc., Murata Manufacturing Co., Panasonic Corp. and others. Competition could also come from companies ahead of us in developing alternative technologies such as indium phosphide (“InP”) integrated circuits and digital filtering and direct conversion devices.

Our prospective customers are typically systems designers and manufacturers that are considering the use of GaAs integrated circuits or SAW and BAW filters, as the case may be, for their high performance systems. Competition is primarily based on performance elements such as speed, complexity and power dissipation, as well as price, product quality and ability to deliver products in a timely fashion. We believe that we currently compete favorably with respect to these factors. Due to the proprietary nature of our products, competition occurs almost exclusively at the system design stage. As a result, a design win by our competitors or by us often limits further competition with respect to manufacturing a given design. While our GaAs integrated circuit products have inherent speed advantages over silicon or other related devices, the speed of products based upon silicon and other related processes is continually improving and may displace some of our GaAs products in the future. Our products are often sole sourced to our customers and our operating results could be adversely affected if our customers were to develop other sources for our products.

Intellectual Property Matters

We rely on a combination of patents, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents granted and pending in the U.S. and elsewhere and intend to continue to apply for patents on our technology. We have approximately 160 patents that expire from 2006 to 2023, with most expiring between 2015 and 2023. We currently do not have any significant revenue related to a patent that will soon expire. In addition to having our own patents and patent applications, we have acquired a substantial portfolio of U.S. and foreign patent applications in the optoelectronics area of technology. Many of these patent applications have issued as patents and will have lives that will extend 20 years from their respective filing dates, while others are still pending or have been abandoned. We also have acquired a number of patents in the BAW area of technology which will expire 20 years from their respective filing dates. We cannot be certain that patents will be issued from any of our pending applications or that patents will be issued in all countries where our products can be sold. Further, we cannot be certain that any claims allowed from pending applications will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, may not protect our products or intellectual property rights to the same extent as do the laws of the U.S., increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

Environmental Matters

Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in our manufacturing processes. We provide our own manufacturing waste water treatment and disposal for our manufacturing facilities and have contracted for the disposal of hazardous waste. State agencies require us to report usage of environmentally hazardous materials and have retained the appropriate personnel to help ensure compliance with all applicable environmental regulations. We believe that our activities conform to present environmental regulations; however, increasing public attention has been focused on the environmental impact of semiconductor operations and these regulations may require us to fund remedial action regardless of fault. For example, new European regulations such as the Waste Electrical and Electronic Equipment (“WEEE”) and the Reduction of the use of certain Hazardous Substances in electrical and electronic equipment (“RoHS”) directives could require us to both redesign our products to comply with the standards and develop compliance administration systems. Currently however, we believe the majority of our products are compliant with these emerging regulations. Further, while we have not experienced any materially adverse effects on our operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements. Any failure by us to adequately restrict the discharge of hazardous substances could subject us to future liabilities or could cause our manufacturing operations to be suspended.

Employees

As of December 31, 2005, we employed a total of approximately 1,575 persons, including approximately 910 in manufacturing and support related positions, 35 in quality and reliability, 410 in process, product and development engineering, 90 in marketing and sales and 130 in general and administration functions. As of December 31, 2005, none of our domestic employees were represented by a collective bargaining agreement; however at our German operation, approximately 33 of our employees are represented by a collective bargaining agreement. We consider our relations with employees to be good and we have not experienced a work stoppage due to labor issues.

Item 1A.	Risk Factors

Risk Factors

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

Our quarterly and annual results of operations have varied in the past and may vary significantly in the future due to a number of factors including, but not limited to, the following:

•	cancellation or delay of customer orders or shipments;

•	market acceptance of our products and those of our customers;

•	variability of the life cycles of our customers’ products;

•	variations in manufacturing yields;

•	timing of announcements and introduction of new products by us and our competitors;

•	changes in the mix of products we sell;

•	declining average sales prices for our products;

•	changes in manufacturing capacity and variations in the utilization of that capacity;

•	variations in operating expenses;

•	impairments of our assets;

•	the long sales cycles associated with our customer-specific products;

•	the timing and level of product and process development costs;

•	availability of materials used in the assembly of our products;

•	variations in raw material quality and costs;

•	delays in new process qualification or delays in transferring processes;

•	additional costs or delays in increasing manufacturing capacity needed to support increasing customer demand;

•	the timing and level of nonrecurring engineering revenues and expenses relating to customer-specific products;

•	significant changes in our and our customers’ inventory levels; and

•	delivery terms requiring that we cover shipment and insurance costs as well as request that we cover duty costs.

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

New competitive products and technologies brought into the market could reduce demand for our current product offerings. Further, our business may be adversely impacted if we fail to successfully introduce new products or to gain our customers’ acceptance of those new products.

The markets for electronic communications applications in which we participate are subject to intense competition, rapid technological change, and short product life cycles. It is critical for companies such as ours to continually and quickly develop new products to meet the changing needs of these markets. If we fail to develop new products to meet our customers’ needs on a timely basis, we will not be able to effectively compete in these markets. Further, new products could be introduced by competitors that have a competitive and technological advantages over our current product line-up. For example, new products have been introduced that use a direct conversion architecture in wireless phones. Direct conversion architecture has been available since the mid-1990’s for GSM phones and wireless phone manufacturers are increasingly using this technology in their new handsets. This technology reduces the number of components needed in the receiver portion of wireless phones, including our SAW IF filter products. As a result of the adoption of direct conversion technology, the sale of our IF filters declined approximately 79% in 2005 as compared to 2004. Other competitive filtering technologies, including BAW and film bulk acoustic resonator (“FBAR”), a form of BAW, have been introduced and have gained market acceptance in certain applications.

We are actively pursuing new products such as RF filters, duplexers, power amplifiers, RF modules and BAW filtering to offset the decline in sales of products affected by direct conversion architecture and the loss of revenues from new filtering technologies. If we fail to design and produce these products in a manner acceptable to our customers, or have incorrectly anticipated our customers’ demand for these types of products, our business, financial condition and results of operation will suffer.

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

Manufacturing RF module products represents a departure from our traditional component manufacturing business. Production of module products entails different manufacturing and planning processes, costs, yields, and lead times. If we fail to successfully transition manufacturing resources to produce these products or are unable to do so cost-effectively, our operating results will be adversely affected. Our current experience is that increased module sales are having a negative impact on our gross margins due to our production costs. If we are unable to reduce the costs of producing modules, our total gross margin will decrease as the proportion of module sales increase and our operating results may decline.

Our operating results may suffer due to fluctuations in demand for semiconductors and electronic communications components.

From time to time, our wireless phone, broadband, base station and military markets have experienced significant downturns and wide fluctuations in product supply and demand, often in connection with, or in anticipation of, maturing product cycles, capital spending cycles and declines in general economic conditions. The cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We have experienced, and may experience again, periodic fluctuations in our financial results because of these or other industry-wide conditions. For example, if demand for communications applications were to decrease substantially, demand for the integrated circuits and modules, components and other products in these applications would also decline, which would negatively affect our operating results.

We depend on the continued growth of communications markets and cost-effective selling prices.

We derive our product revenues from sales of products and services for electronic communication applications. These markets are characterized by the following:

•	cyclical demand;

•	intense competition;

•	rapid technological change; and

•	short product life cycles, especially in the wireless phone market.

The electronic communications markets are currently above their cyclical lows of the recent past, however there is no guarantee that these markets will resume historical growth rates. Further, as is characteristic of the integrated circuit and acoustic filter component industries, the average selling prices of our products have historically decreased over the products’ life cycles and we expect this pattern to continue. To offset these decreasing selling prices, we rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products of similar functionality to existing products but with lower costs by design or new products which incorporate advanced features and can be sold at higher average selling prices. We also work closely with our suppliers to obtain continual improvement on pricing of key raw materials and components. As more of our product offerings migrate toward integrated assemblies requiring the acquisition of outside manufactured components, we will have to work effectively with our suppliers to reduce the total cost of the respective bill of material.

If the current market demand trend does not continue to improve, and/or if there is continued pressure on average selling prices and our cost reduction efforts are not effective, our operating results could suffer. Additionally, our future success will depend, in part, upon our ability to successfully develop and introduce new products based on emerging industry standards. If these introductions do not occur in a timely manner, or if our customers’ products do not achieve market acceptance, our operating results could be adversely affected.

We may be unable to successfully design and manufacture new products that address the needs of our customers or that will meet with substantial market acceptance.

In the event we are not able to satisfy a significant increase in demand from any one of our customers or our customers in total we may not be viewed as a dependable high volume supplier and our customers will source their demand elsewhere.

In some areas of our business, we have customers, particularly those in the wireless handset market, which ship their completed products in very large unit volumes. These customers may require large inventories of our products on short notice. If we are unable to support our customers when their production volume increases, we may be considered an undependable supplier and our customer may seek alternate suppliers for products which we may have anticipated producing over an extended period of time and in large quantities. If our customers consider us to be an undependable supplier, our operating results could be adversely affected as we may not be able to find alternative sources of revenue.

Our financial statements will have a significant material adverse charge when we are required to expense share-based payment to employees.

On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flow. SFAS 123(R) became effective for us on January 1, 2006. During the periods presented in this Form 10-K, we used the Black-Scholes model for option expense calculation and have presented pro forma disclosure of the income statement effect in financial statement footnotes under SFAS No. 123. However, under

SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative and all share-based payments to employees, including grants of employee stock options and the benefits of the employee stock purchase plan (“ESPP”) will be recognized in the financial statements based on their fair values. In addition, we must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Currently, we expect the effect of SFAS 123(R) to be approximately $2 million (unaudited) in the first quarter of 2006 and between $7 million and $10 million (unaudited) for the full year. This expense will be included in our financial statements in 2006 and includes the value of the options granted in 2006 and those previously granted which have not fully vested, as well as the shares purchased and expected to be purchased as part of our ESPP.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business and our stock price could suffer.

Section 404 of Sarbanes-Oxley requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, as of December 31, 2005, we were required to perform an evaluation of our internal controls over financial reporting and have our auditor publicly attest that such evaluation. At December 31, 2005, management asserted, and our auditors attested, that we had no material weaknesses over internal controls over financial reporting. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not arise when we test the effectiveness of our systems in the future. If a material weakness is discovered, we could be subject to regulatory investigations or sanctions, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

Our revenues are at risk if we do not introduce new products and/or decrease costs.

The production of GaAs integrated circuits has been and continues to be more costly than the production of silicon devices. Although we have reduced production costs through decreasing raw wafer costs, increasing wafer size and fabrication yields, and achieving higher volumes, there can be no assurance that we will be able to continue to decrease production costs. Further, the average selling prices of our products have historically decreased over the products’ lives and we expect them to continue to do so.

To offset these decreases, we rely primarily on achieving yield improvements and other cost reductions for existing products and on introducing new products that can be manufactured at lower costs. However, we believe our costs of producing GaAs integrated circuits will continue to exceed the costs associated with the production of silicon devices. As a result, we must offer devices which provide superior performance to that of silicon such that the perceived price/performance of our products is competitive with silicon devices and there can be no assurance that we can continue to identify markets which require performance superior to that offered by silicon solutions or that we will continue to offer products which provide sufficiently superior performance to offset the cost differentials. We believe our future success depends, in part, on our timely development and introduction of new products that compete effectively on the basis of price and performance and adequately address customer requirements. The success of new product and process introductions depends on several factors, including:

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

Our business could be harmed if systems manufacturers do not use components made of GaAs or the other alternative materials we utilize.

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

Because large portions of our manufacturing costs are relatively fixed, our manufacturing volumes are critical to our operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed. During periods of decreased demand, our high fixed manufacturing costs negatively affect our results of operations. We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed in the short-term. If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs in the short-term and our operating results would be harmed. In addition, we are selling products to an increasing number of our customers on a consignment basis, which can limit our ability to forecast revenues and adjust our costs in the short-term, if appropriate.

Our excess manufacturing capacity may adversely affect our operating results.

Certain manufacturing lines in our facilities have historically been underutilized, primarily at our six-inch and four-inch wafer production facilities in Hillsboro and Richardson. The excess capacity means we incur increased fixed costs in our products relative to the revenue we generate which could have an adverse effect on our results of operations, particularly during economic downturns. If we are unable to improve utilization levels and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations.

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

We face challenges and risks associated with our acquisition of TFR and, as a result, may not realize the expected benefit of this acquisition.

On January 5, 2005, we completed the acquisition of TFR. We face risks associated with this acquisition such as:

•	our ability to develop new products and generate new design wins;

•	our ability to retain the employees and to integrate them into our corporate culture;

•	our ability to retain existing partners and customers of this business;

•	our ability to cost-effectively develop commercial products using BAW technology;

•	our ability to successfully integrate the BAW applications into our products; and

•	our ability to successfully integrate the systems of internal controls over financial reporting of TFR with our existing systems.

If investors or financial or industry analysts do not think the integration of our acquisitions is proceeding as anticipated or that the benefits of the acquisitions may not be realized, the market price of our common stock may decline.

The market price of our common stock may decline if:

•	the integration of our acquisitions is not completed in a timely and efficient manner;

•	our assumptions about the business models and operations of the acquired businesses were incorrect or their role in our business does not develop as we planned in a manner consistent with the guidance we gave;

•	we are unable to introduce new products incorporating acquired technology;

•	the effect of the acquisitions on our financial results is not consistent with the expectations of financial or industry analysts; or

•	following the acquisitions, our stockholders that hold relatively larger interests in our company may decide to dispose of their shares because the results of the acquisitions are not consistent with their expectations.

We face risks of a loss of revenues if contracts with the U.S. government or military contractors are canceled or delayed.

In 2005 and 2004, we received approximately 14% and 13%, respectively, of our revenues from the U.S. government or from prime contractors on U.S. government sponsored programs principally for military applications. These military programs with the U.S. government generally have long lead times such as the DARPA contract and the F-22 and B-2 aircraft programs. They are also subject to delays or cancellation. Changes in military funding or the loss of a significant military program or contract would have a material adverse impact on our operating results. Further, spending on military contracts can vary significantly depending on funding from the U.S. government. During 2005 and 2004, we believe our government and military contracts were negatively impacted by the war in Iraq as the government allocated more funding to the war and less on new development and long-term programs, such as the ones we are dependent upon.

We face risks from failures in our manufacturing processes, the maintenance of our fabrication facilities and the processes of our vendors.

The fabrication of integrated circuits, particularly those made of GaAs, is a highly complex and precise process. Our integrated circuits are primarily manufactured on wafers made of GaAs while our SAW filters are currently manufactured primarily on LiNbO3, LiTaO3 and quartz wafers and our BAW wafers are currently manufactured on sapphire or silicon wafers. We refer to the proportion of final components that have been processed, assembled and tested relative to the gross number of components that could be constructed from the raw materials as our manufacturing yield. Compared to the manufacture of silicon integrated circuits, GaAs technology is less mature and more difficult to design and manufacture within specifications in large volume. In addition, the more brittle nature of GaAs wafers can result in lower manufacturing yields than with silicon wafers and during manufacturing, each wafer is processed to contain numerous integrated circuits or SAW/BAW filters. We may reject or be unable to sell a substantial percentage of wafers or the components on a given wafer because of:

•	minute impurities;

•	difficulties in the fabrication process, such as failure of special equipment, operator error or power outages;

•	defects in the masks used to print circuits on a wafer;

•	electrical and/or optical performance;

•	wafer breakage; or

•	other factors.

We have in the past experienced lower than expected manufacturing yields, which have delayed product shipments and negatively impacted our results of operations. We may experience difficulty maintaining acceptable manufacturing yields in the future. Further, the transfer of production of a product to a different facility often requires the qualification of the facility by certain customers. There can be no certainty that such changes and transfers will be implemented on a cost-effective basis without delays or disruption in our production and without adversely affecting our results of operations. Further, offshore operations are subject to certain inherent risks, including delays in transportation, changes in governmental policies, tariffs, import/export regulations and fluctuations in currency exchange rates in addition to geographic limitations on management controls and reporting and there can be no assurance that the inherent risks of offshore operations will not adversely affect our future operating results. We also depend on certain vendors for components, equipment and services. We maintain stringent policies regarding qualification of these vendors. However, if these vendors’ processes vary in reliability or quality, they could negatively affect our products, and thereby, our results of operations.

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

As we continue to expand our operations, an increasing number of our employees and operations are located in countries other than the U.S. The laws and governance of these countries may differ substantially from that of the U.S. and may expose us to increased risks of adverse impacts on our operations and results of operations. These risks could include: loss of protection of proprietary technology, disruption of production processes, interruption of freight channels and delivery schedules, currency exposure, financial institution failure, government expropriation, labor shortages, political unrest, and fraud. Specifically, our operating facility in Costa Rica presents risks of disruption such as government intervention, currency fluctuations, labor disputes, limited supplies of labor, power interruption, civil unrest, or war. Any such disruptions could have a material adverse effect on our business, results of operations and financial condition.

Some of our manufacturing facilities are located in areas prone to natural disasters.

We have a SAW manufacturing and assembly facility located in Apopka, Florida and an assembly facility for SAW products in San Jose, Costa Rica. Hurricanes, tropical storms, flooding, tornadoes, and other natural disasters are common events for Florida and Central America which could affect our operations in these areas. Further, although we have manufacturing and assembly capabilities for our Sawtek products in both Apopka, Florida and San Jose, Costa Rica, we are only capable of fabricating wafers for those products in our Apopka facility and rely on our San Jose facility for the majority of our assembly operations. As a result, any disruption to either facility would have a material adverse impact on our operations and financial results.

In addition, earthquakes and volcanic eruptions could also affect our Costa Rica and Oregon facilities. Any disruptions from these or other natural disasters would have a material adverse impact on our operations and financial results. The following table indicates the approximate exposure we believe we have with respect to natural disasters:

	Type of Disaster	Approximate Percent of Total*
Location		Fixed Assets	Revenues
Apopka, Florida	H	15% - 20%	35%
Bend, Oregon	E, V	0% - 5%	0%
Dallas, Texas	H	45% - 50%	25%
Hillsboro, Oregon	E, V	20% - 25%	35%
San Jose, Costa Rica	E, V, H	10% - 15%	35%

E—	Earthquake/mudslide
V—	Volcanic eruption
H—	Hurricane and/or tornado and flooding
*	Figures are based on revenues for the year ended December 31, 2005 or net fixed assets as of December 31, 2005. Additionally, the sum may be greater than 100% due to shared risks between locations.

We face risks from changes in tax regulations and a change in our Costa Rican subsidiary’s favorable tax status would have an adverse impact on our operating results.

We are subject to taxation in many different countries and localities worldwide. In some jurisdictions, we have employed specific business strategies to minimize our tax exposure. To the extent the tax laws and regulations in these various countries and localities could change, our tax liability in general could increase or our tax saving strategies could be threatened. Such changes could have a material adverse effect on our operations and financial results. For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 75% exemption from Costa Rican income taxes through 2007. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative impact on our net income. During 2005 and 2004, the 75% tax exemption reduced our income tax expense by $1.9 million and $2.7 million, respectively.

In addition, the U.S. Internal Revenue Service and several foreign tax authorities could assert additional taxes associated with our subsidiary due to differing interpretations of transfer pricing and other intercompany transactions.

Our business may be adversely affected by acts of terrorism or war.

Acts of terrorism or war could interrupt or restrict our business in several ways. We rely extensively on the use of air transportation to move our inventory between our facilities and to and from our vendors, as well as to ship finished products to our customers. If war or terrorist acts cause air transportation to be grounded or severely interrupted, our business would be adversely impacted. Additionally, war or acts of terrorism could cause existing export regulations to be changed, which could limit the extent to which we are allowed to export our products. To the extent that war or acts of terrorism also reduce customer confidence and create general economic weakness, our business would also be adversely affected.

A widespread outbreak of an infectious disease or illness could negatively affect our marketing, assembly and test, design, or other operations, making it more difficult and expensive to meet our obligations to our customers and could result in reduced demand from our customers.

A widespread outbreak of an infectious disease or illness such as avian influenza could adversely affect our operations as well as demand from our customers. A number of countries in the Asia/Pacific region have experienced outbreaks of different infectious diseases and illnesses in the past. As a result of widespread outbreaks, our operations could be severely affected through reduced demand and employees could become ill or be quarantined.

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

Our reliance on a limited number of suppliers for certain raw materials and parts may impair our ability to produce our products on time and with acceptable yields. For example, at times in the past, we have experienced difficulties in obtaining ceramic packages and lids used in the production of bandpass filters. At other times, the acquisition of relatively simple devices, such as capacitors, has been problematic because of the large demand swings that can occur in the cellular handset market for such components. The success of these products is critical to the overall success of our business. The primary risk to our source of supply to manufacture these products is the possible bankruptcy or inability to meet delivery schedules. In addition, our reliance on these vendors may negatively affect our production if the components, equipment or services vary in reliability or quality. If we are unable to obtain timely deliveries of sufficient quantities of acceptable quality or if the prices increase, our results of operations could be harmed.

Our operating results could be harmed if our subcontractors and partners are unable to fulfill our requirements.

We currently utilize subcontractors for the majority of our integrated circuit and module assemblies, as well as final test. Approximately 30% of our revenues are derived from components in which we utilize subcontractors for some portion of the production process. We expect this percentage to grow as module products become a larger portion of our product revenue. There are certain risks associated with dependence on third party providers, such as minimal control over delivery scheduling, adequate capacity during demand peaks, warranty issues and protection of intellectual property. Additionally, if these subcontractors are unable to meet our needs, it could prevent or delay production shipments that could negatively affect our results of operations and our customer relationships. If we were to change any of our subcontractors, we would be required to re-qualify each new subcontractor, which could also prevent or delay product shipments that could negatively affect our results of operations. In addition, our reliance on these subcontractors may negatively affect our production if the services vary in reliability or quality. If we are unable to obtain timely service of acceptable quality or if the prices increase, our results of operations could be harmed.

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

If technologies or standards supported by our or our customers’ products become obsolete or fail to gain widespread commercial acceptance, our results of operations may be materially impacted. Because of continual improvements in semiconductor technology, including those in high performance silicon technologies such as CMOS (complementary metal oxide semiconductor) where substantially more resources are invested than in other technologies such as GaAs and SAW products, we believe that our future success will depend, in part, on our ability to continue to improve our product and process technologies. We must also develop new technologies in a timely manner and be able to adapt our products and processes to technological changes to support emerging and established industry standards. We have and must continue to perform significant research and development into advanced material development such as GaN, and silicon carbide (“SiC”) to compete with future technologies of our competitors. These research and development efforts may not be accepted by our customers, and therefore may not achieve sustained production in the future. Further, we may not be able to improve our existing products and process technologies, develop new technologies in a timely manner or effectively support industry standards. If we fail to do so, our customers may select another GaAs, SAW or BAW product or move to an alternative technology.

Our results of operations may suffer if we do not compete successfully.

The markets for our products are characterized by price competition, rapid technological change, short product life cycles, and heightened global competition. Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources. We expect intensified competition from existing integrated circuit, SAW and BAW device suppliers, as well as from the entry of new competitors to our target markets and from the internal operations of some companies producing products similar to ours for their internal requirements.

Competition from existing or potential competitors may increase due to a number of factors including, but not limited to, the following:

•	offering of new or emerging technologies in integrated circuit design using alternative materials;

•	offering of new or emerging technologies such as digital filtering direct conversion as alternatives to SAW filters;

•	mergers and acquisitions of our customers with our competitors or other entities;

•	longer operating histories and presence in key markets;

•	development of strategic relationships between our competitors;

•	ability to obtain raw materials at lower costs due to larger purchasing volumes or other advantageous supply relationships;

•	access to a wider customer base; and

•	access to greater financial, technical, manufacturing and marketing resources.

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

If we fail to integrate any future acquisitions or successfully invest in privately held companies, our business will be harmed.

We face risks from any future acquisitions or investments, including the following:

•	we may fail to merge and coordinate the operations and personnel of newly acquired companies with our existing business;

•	we may fail to retain the key employees required to make the operation successful;

•	additional complexity may affect our flexibility and ability to respond quickly to market and management issues;

•	we may experience difficulties integrating our financial and operating systems and maintaining effective internal controls over financial reporting;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and risk management;

•	our ongoing business may be disrupted or receive insufficient management attention;

•	we may not cost-effectively and rapidly incorporate the technologies we acquire;

•	we may not be able to cost-effectively develop commercial products using the newly acquired technology;

•	we may not be able to recognize the cost savings or other financial benefits we anticipated;

•	we may not be able to retain the existing customers of newly acquired operations;

•	existing customers of the acquired operations may demand significant price reductions or other detrimental term changes as a result of the change in ownership;

•	our corporate culture may clash with that of the acquired businesses; and

•	we may incur unknown liabilities associated with acquired businesses.

We face risks from equity investments in privately held companies, such as:

•	we may not realize the expected benefits associated with the investment resulting in a partial or total write-off of this investment;

•	additional rounds of funding may substantially dilute our position if we do not participate in the subsequent funding;

•	we may need to provide additional funding to support the privately held company; or

•	if their value of the equity investment decreases, we may realize losses on our holdings.

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

Our future success depends in large part on the continued service of our key technical, marketing and management personnel. We also depend on our ability to continue to identify, attract and retain qualified technical employees, particularly highly skilled design, process and test engineers involved in the manufacture and development of our products and processes. We must also recruit and train employees to manufacture our products without a substantial reduction in manufacturing yields. There are many other semiconductor companies located in the communities near our facilities and, as the economy improves, it may become increasingly difficult for us to attract and retain employees. The competition for key employees is intense, and the loss of key employees could negatively affect us.

Increases in salaries of technical, sales and administrative personnel may outpace productivity gains, which could result in our expenses growing at a rate that exceeds our revenue growth rate.

The U.S. economy has improved in recent months, which has lead to increased production volumes and a higher absorption of fixed costs and operating expenses for our company. In addition, this economic recovery may lead to increases in the salaries of our technical, sales and administrative personnel as we try to maintain competitive and retain our employees. These increases in salaries may outpace our productivity gains and result in our expenses growing at a rate that exceeds our revenue growth rate, which could have an adverse effect on our gross profit margin.

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

The integrated circuit, SAW and BAW device industries are characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. If it is necessary or desirable, we may seek licenses under such patents or other intellectual property rights. However, we cannot be certain that licenses will be offered or that we would find the terms of licenses that are offered acceptable or commercially reasonable. Our failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by or against us could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination. In the event of an adverse result in any litigation, we could be required to:

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

Our sales outside of the U.S. during the years ended December 31, 2005, 2004 and 2003 were approximately 68%, 58% and 56%, respectively. As a result of having a significant amount of sales outside of the U.S., we face inherent risks from these sales, including:

•	imposition of government controls;

•	currency exchange rate fluctuations;

•	longer payment cycles and difficulties related to the collection of receivables from international customers;

•	reduced protection for intellectual property rights in some countries;

•	unfavorable tax consequences;

•	difficulty obtaining distribution and support;

•	political instability; and

•	tariffs and other trade barriers.

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

Following periods of volatility in the market price of a company’s stock, some stockholders may file securities class action litigation. For example, in 1994, a stockholder class action lawsuit was filed against us, our underwriters and some of our officers, directors and investors, which alleged that we, our underwriters and certain of our officers, directors and investors intentionally misled the investing public regarding our financial prospects. We settled the action and recorded a special charge of $1.4 million associated with the settlement of this lawsuit and related legal expenses, net of accruals, in 1998. Additionally, in 2003, a class action complaint was purportedly filed on behalf of purchasers of Sawtek’s stock between January 2000 and May 24, 2001, against Sawtek, Inc., our wholly owned subsidiary, and former officers of Sawtek and the Company. Although the claim was dismissed with prejudice in October 2005, we incurred legal fees and our management spent time defending the claims. Future claims, if any, could harm our operating results and further distract our management from running our business.

Our stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $5.10 to a low of approximately $2.88 during 2005. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly. Further, high stock price volatility could result in a higher stock-based compensation expense charge.

Our certificate of incorporation and bylaws include anti-takeover provisions, which may deter or prevent a takeover attempt.

Some provisions of our certificate of incorporation and amended and restated bylaws and provisions of Delaware law may deter or prevent a takeover attempt, including a takeover that might result in a premium over the market price for our common stock. These provisions include:

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Location	Purpose	Approximate Building Size in Square Feet	Approximate Land in Acres	Leased or Owned
Hillsboro, Oregon	Headquarters, administration, test, technical, wafer fabrication, engineering	254,000	50	Owned
Richardson, Texas	Wafer fabrication, engineering, administration, test, technical	540,000	38	Owned
Apopka, Florida	Wafer fabrication, engineering, administration, test, technical	92,100	16	Owned
San Jose, Costa Rica	Test and assembly	61,300	2	Owned
Bend, Oregon	Wafer fabrication, assembly engineering, administration, test, technical	14,100	—	Leased
Munich, Germany	Engineering, marketing	21,054	—	Leased
Taipei, Taiwan	Engineering, marketing	11,000	—	Leased
Lowell, Massachusetts	Sublet	9,141	—	Leased
Seoul, Korea	Engineering, marketing	5,307	—	Leased
Chelmsford, Massachusetts	Engineering	14,100	—	Leased
Various field offices each less than 1,000 sq ft

We believe these properties are suitable for our current operations. Our Texas facility is currently running significantly below capacity and we are exploring ways to reduce costs and utilize the excess space.

Item 3.	Legal Proceedings

In February 2003, several nearly identical putative civil class action lawsuits were filed in the United States District Court for the Middle District of Florida against Sawtek. The lawsuits also named as defendants former officers of Sawtek and our company. The cases were consolidated into one action, and an amended complaint was filed in this action on July 21, 2003. The amended class action complaint was purportedly filed on behalf of purchasers of Sawtek’s stock between January 2000 and May 24, 2001, and alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as Securities and Exchange Commission Rule 10b-5, by making false and misleading statements and/or omissions to inflate Sawtek’s stock price and conceal the downward trend in revenues disclosed in Sawtek’s May 23, 2001 press release. On October 6, 2005, the Middle District of Florida dismissed the complaint with prejudice.

On January 18, 2006, we received notice that a suit had been filed against us for patent infringement in the United States District Court, Southern District of California on December 9, 2005. The plaintiff, Stratedge Corporation, contends that we violated the patent laws of the United States by manufacturing, marketing and selling power amplifiers in packages that infringe upon patents held by the plaintiff. We filed an answer on February 7, 2006 denying the plaintiff’s allegations. The plaintiff seeks a preliminary and permanent injunction against further infringement, full compensation for all damages attributable to the infringement in an amount according to proof at trial but not less than a reasonable royalty, the destruction of all products that the plaintiff believes infringes upon its patent, reasonable attorney’s fees, costs of the suit, and assessment of interest among other items. We deny infringing upon the plaintiff’s patent and intend to vigorously defend ourselves in this action.

On February 13, 2006, we received notice that a complaint had been filed pursuant to a breach of fiduciary duty under ERISA statutes, filed in the U.S. District Court, Middle District of Florida against us, our wholly-owned subsidiary Sawtek, Inc., The Sawtek, Inc. Employee Stock Ownership and 401(k) Plan (the “Plan”) and The Sawtek, Inc. Employee Stock Ownership and 401(k) Plan Administrative Committee. The complainant, a participant in the Sawtek retirement plan and former employee of Sawtek, contends that we failed to act in his best interest in exercising the appropriate and requisite skill, care, prudence and diligence in administering the Plan and the distribution of Plan benefits to the complainant. The complainant seeks full restitution and damages, plus interest, reasonable attorney’s fees and other equitable and remedial relief. We deny any wrongdoing and intend to vigorously defend ourselves in this action.

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

Our common stock is listed on the NASDAQ National Market under the symbol “TQNT”. As of February 25, 2006, there were 140,980,897 shares of common stock outstanding held by approximately 500 stockholders of record. Many stockholders hold their shares in street name. We believe that there are more than 52,000 beneficial owners of our common stock. The following table sets forth the high and low price per share of our common stock for the periods indicated as reported on the NASDAQ National Market:

	Years Ended December 31,
	2005		2004
Period:	High	Low	High	Low
First Quarter	$4.50	$3.21	$9.93	$6.52
Second Quarter	$3.59	$2.88	$7.91	$4.96
Third Quarter	$4.01	$3.26	$5.07	$3.20
Fourth Quarter	$5.10	$3.50	$4.71	$3.43

The closing price of our common stock on the NASDAQ National Market on December 31, 2005 was $4.45 per share.

We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We have subordinated convertible debt which contains restrictive covenants which could limit our ability to pay cash dividends. Any future determination to pay cash dividends will also be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and other such factors as our Board of Directors deems relevant.

In December 2005, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of the Company’s Common Stock beginning after our December 31, 2005 earnings release in the first quarter of 2006. Repurchases will be made under a plan that is intended to qualify for the safe harbors set forth in Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. Repurchased shares of Common Stock will be retired upon purchase and result in the reduction of stockholders’ equity.

The information required by this item regarding equity compensation plans is incorporated by reference under the section entitled Executive Compensation and Other Matters contained in our Proxy Statement for our 2005 Annual Meeting of Stockholders.

Item 6.	Selected Financial Data

The following statements of operations data and balance sheet data for the five years ended December 31, 2005 were derived from our audited consolidated financial statements. Audited consolidated balance sheets at December 31, 2005 and 2004 and the related consolidated statements of operations and of cash flows for each of the three years in the period ended December 31, 2005 and notes thereto appear elsewhere in this Annual Report on Form 10-K. The historical selected consolidated financial data has been derived from the audited historical financial statements. Financial information in 2004 and 2003 has been reclassified to reflect our InP optical networking business as discontinued operations for all periods in which we operated the business. In 2005, we also reclassified certain expenses for 2004, 2003, 2002 and 2001 previously classified as selling, general and administrative expenses to conform to current period presentation. The reclassification was done to better align certain costs with their functional classification.

The data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share data)	Years Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Revenues	$294,787	$312,971	$275,820	$267,313	$334,972
Cost of goods sold	210,446	213,416	188,162	177,418	203,907

Gross profit	84,341	99,555	87,658	89,895	131,065
Research, development and engineering	46,706	47,746	51,272	59,613	52,678
Selling, general and administrative	46,565	40,523	37,542	36,602	40,355
In-process research and development	—	—	—	8,575	7,546
Reduction in workforce	341	429	1,763	1,011	1,077
Impairment of long-lived assets and goodwill	31	710	—	94,740	76,933
Gain on disposal of equipment	(505)	(13)	—	—	—
Acquisition related charges	1,654	—	—	—	—
Lease termination costs	—	—	41,962	—	—

Income (loss) from operations	(10,451)	10,160	(44,881)	(110,646)	(47,524)

Interest and other income (expense), net	1,595	(3,604)	(5,874)	(815)	12,792
Foreign currency gain (loss)	4	2,125	(205)	(37)	—
Impairment charge—investments in other companies	(155)	(1,189)	(2,387)	(23,778)	(15,057)
Gain on recovery of previously impaired investment	954	—	8,450	—	—
Gain on retirement of debt	114	539	—	6,009	9,401
Other, net	163	187	(188)	4,948	(155)

Income (loss) from continuing operations before income tax	(7,776)	8,218	(45,085)	(124,319)	(40,543)
Income tax expense (benefit)	(3,573)	397	(1,694)	34,241	(14,332)

Income (loss) from continuing operations	(4,203)	7,821	(43,391)	(158,560)	(26,211)
Income (loss) from discontinued operations	8,183	(36,875)	(29,587)	—	—

Net income (loss)	$3,980	$(29,054)	$(72,978)	$(158,560)	$(26,211)

Earnings (loss) per common share data:
Basic—
Income (loss) from continuing operations	$(0.03)	$0.06	$(0.32)	$(1.20)	$(0.20)
Income (loss) from discontinued operations	0.06	(0.27)	(0.22)	—	—

Net income (loss) Basic	$0.03	$(0.21)	$(0.54)	$(1.20)	$(0.20)

Diluted—
Income (loss) from continuing operations	$(0.03)	$0.06	$(0.32)	$(1.20)	$(0.20)
Income (loss) from discontinued operations	0.06	(0.27)	(0.22)	—	—

Net income (loss) Basic	$0.03	$(0.21)	$(0.54)	$(1.20)	$(0.20)

(In thousands)	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$406,722	$388,052	$401,206	$467,040	$581,531
Accounts receivable, net	$51,286	$35,654	$35,499	$34,977	$34,532
Inventories, net	$49,384	$49,619	$52,886	$36,283	$34,836
Total assets	$728,741	$722,400	$792,800	$840,666	$1,020,873
Working capital	$358,060	$271,018	$375,191	$371,636	$560,613
Long-term liabilities	$221,730	$226,150	$270,519	$269,836	$296,859
Total stockholders’ equity	$450,610	$441,387	$460,121	$525,672	$682,774

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the “Important Notice to Investors” that appear elsewhere in this report.

Overview

We are a supplier of high performance modules, components and foundry services for communications applications. Our focus is on the specialized expertise, materials and know-how of RF and other high and intermediate frequency applications. We enjoy diversity in our markets, applications, products, technology and customer base. Our products are designed on various wafer substrates including compound semiconductor materials such as GaAs and piezoelectric crystals such as LiTaO3. We use a variety of process technologies using GaAs substrates including HBT and pHEMT. Using various other substrates we also manufacture SAW and BAW products. Using these materials and our proprietary technology, we believe our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, higher power and power-added efficiency, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. Our customers include major communication companies worldwide.

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions to applications in the wireless handset, base station, broadband, and military markets. Our mission is, “Connecting the Digital World to the Global Network,” and we accomplish this through a diversified product portfolio within the communications and military industries. In wireless handset market, we provide high performance devices such as RF filters, duplexers, receivers, small signal components, power amplifiers, switches and passive components. We have also developed integrated RF modules with the goal of maximizing content and minimizing stacked margins, by offering complete module solutions with almost all subcomponents sourced from our own technologies and manufacturing facilities. In broadband communications and wireless base station markets, we are a supplier of both active GaAs and passive SAW components. We also provide the military market with phased-array radar antenna components and in 2005 were chosen to be the prime contractor on a DARPA contract to develop high power wide band amplifiers in gallium nitride (“GaN”), a next generation GaAs derived technology.

The semiconductor industry in general has been subject to slumping demand and excess capacity since 2001, however demand began to grow in 2005. This was the case for our business as well although we have not seen a return to our peak demand levels. Wafer and semiconductor manufacturing facilities represent a very high level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can create a material adverse impact on operating results. In 2005 we were able to increase the utilization at our facilities; however, we continued to experience significant pressure on our selling prices, which had a negative impact on our financial results.

Specifically, the wireless handset market continued to gain general strength in 2005, continuing a trend that began in 2003. The second half of the year was particularly strong which we believe gives us a positive start to 2006. The total global unit shipments for the entire market grew by more than 15%, resulting in projected shipments of over 800 million handsets in 2005, up from approximately 680 million units in 2004. We believe we are positioned well for sustained demand in the wireless phone market for 2006 due to continued strength in China, India and other emerging countries along with high phone replacement rates due to new features such as digital cameras, video recorders, music players, GPS, Bluetooth, internet access, mobile television and other video standards. However, in 2005, we experienced significant selling price pressure on some of our highest volume products. In addition, we were negatively affected by the continued acceptance of direct conversion architecture which reduces the number of SAW IF filter products needed in the receiver portion of wireless phones.

As the handset market expands, we expect this to also create increased demand in the base station market, particularly in demand for point-to-point radios for base station backhaul. Base stations are critical to the success of any mobile network and the increased demands on networks from new technology rollouts has increased demand in this market. In addition, the continued deployment of base stations in Asia and other emerging markets such as India are major drivers of demand. In 2005, our revenue from this market increased 2% from 2004. Although we saw cost-cutting efforts in this market, we believe we will be able to maintain favorable margins by reducing our manufacturing costs and increasing the functionality of our products. Additionally, as the wireless infrastructure networks build out in developing countries and remote areas, we expect that we will benefit from point-to-point radio product demand for back haul.

The revenue we generated from our broadband products, which includes WLAN, satellite, cable and other standard products, declined approximately 13% in 2005 as compared to 2004. However, revenues from this market were up approximately 32% in the fourth quarter of 2005 compared to the fourth quarter of 2004 and approximately 15% from the third quarter of 2005. This current strength has been primarily driven by our dual LNA product and increased penetration in the cordless phone segment.

Revenues from military market products decreased approximately 5% in 2005 from 2004 and accounted for approximately 15% of our revenues in 2005, as compared to approximately 15% in 2004 and 18% in 2003. We are actively engaged with multiple military industry contractors in the development of next-generation phased-array systems. We have key design wins in major projects such as the Joint Strike Fighter and F-22, and expect to participate in other large projects such as the B-2 radar upgrade. In addition, in 2005 we entered into a multi-year contract from the DARPA to develop high power wide band amplifiers in gallium nitride. We hope to expand these programs 2006 and beyond. We do not expect our revenues to increase materially as a result of any near-term conflicts with foreign nations. The current conflict in the Middle East is consuming a significant portion of the military budget that may have otherwise been available for advanced aircraft upgrades and deployments and there is some risk that programs such as the F-22 Raptor and JSF could be delayed. Our products are used in long lead-time, large scale programs. Once a component has been designed into an end-use product for a military application, the same component is generally used during the entire production life of the end-use product. As a result, we tend to produce large volumes of these components.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The following accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations.

Our most critical accounting estimates include revenue recognition; the valuation of inventory, which impacts gross margin; assessment of recoverability of long-lived assets, which primarily impacts operating expense when we impair assets or accelerate depreciation; valuation of investments in privately held companies, which impacts net income when we record impairments; deferred income tax assets and liabilities, which impacts our tax provision; and stock-based compensation which impacts inventory, cost of goods sold and operating expenses. We also have other policies that we consider to be key accounting policies, such as our policies for the valuation of accounts receivable, reserves for sales returns and allowances, and reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

Recognition of Revenue

We derive revenues primarily from the sale of standard and customer-specific products and services in the wireless handset, broadband, base station and military markets. We also receive revenues from foundry services, non-recurring engineering fees and cost-plus contracts for research and development work, which collectively have been less than 5% of consolidated revenues for any period. Our markets during these comparable periods include wireless handsets, base stations, military and broadband which includes WLAN, satellite, optical networking, automotive and other standard products. Our distribution channels include our direct sales staff, manufacturers’ representatives and one distributor. Sales of our products are generally made through either our sales force and independent manufacturers’ representatives or through our distributor. The majority of our shipments are made directly to our customers, with shipments to our buy/sell representatives and our distribution network accounting for less than 15% of total revenues during 2005 and 2004.

Revenues from the sale of standard and customer-specific products are recognized when title to the products pass to the buyer. Revenues from foundry services and non-recurring engineering fees are recorded when the service is completed or upon certain milestones as provided for in the agreements. Revenues from cost plus contracts are recognized in a manner so that the fees will reasonably reflect assured realization as the production is completed. Revenues from our distributor are recognized when the product is sold to the distributor. Our distributor agreement provides for selling prices that are fixed at the date of sale, although we occasionally offer price protections, which are specific, of a fixed duration and for which we reserve. Further, the distributor is obligated to pay the amount and the price or payment obligation is not contingent on reselling the product; the distributor takes title to the product and bears substantially all of the risks of ownership; the distributor has economic substance; we have no significant obligations for future performance to bring about resale; and the amount of future returns can be reasonably estimated. We allow our distributor to return products for warranty reasons; and stock rotation rights, within certain limitations, and reserve for such instances. Customers can only return products for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

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

Long-Lived Assets

We evaluate long-lived assets for impairment of their carrying value when events or circumstances indicate that the carrying value may not be recoverable. Factors we consider in deciding when to perform an impairment review include significant negative industry or economic trends, significant changes or planned changes in our use of the assets, plant closure or production line discontinuance, technological obsolescence, or other changes in circumstances which indicate the carrying value of the assets may not be recoverable. If such an event occurs, we evaluate whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If this is the case, we recognize an impairment loss to the extent that carrying value exceeds fair value. Fair value is determined based on market prices or discounted cash flow analysis, depending on the nature of the asset. Any estimate of future cash flows is inherently uncertain. The factors we take into consideration in making estimates of future cash flows include product life cycles, pricing trends, future capital needs, cost trends, product development costs, competitive factors and technology trends as they each affect cash inflows and outflows. Technology markets are highly cyclical and are characterized by rapid shifts in demand that are difficult to predict in terms of direction and severity. If an asset is written down to fair value, that value becomes the asset’s new carrying value and is depreciated over the remaining useful life of the asset.

Investments in Privately Held Companies

In previous years, we made a number of investments in small, privately held technology companies in which we held less than 20% of the capital stock or hold notes receivable. However, at December 31, 2005, we had impaired the value of these investments to a zero book value based upon an evaluation of each of the company’s financial condition. In addition, as a result of the sale of our former optoelectronics operations, we received as partial consideration $4.5 million of preferred stock in CyOptics, Inc. (“CyOptics”) and an unsecured promissory note from CyOptics for $5.6 million, that was discounted $2.3 million to reflect the current market rate for similar debt of comparable companies. We account for all of these investments at cost unless their value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods.

During 2005, we reduced the value of three investments by a total of $0.2 million, net. Additionally during 2005, we sold $1.9 million of assets received from the liquidation of an investment we held in another privately held company including $1.0 million of intellectual property received from the liquidation. The intellectual property was held at a zero book value and we recorded a gain for the entire amount of proceeds received. The remaining assets received from the liquidation the investment resulted in a gain of less than $0.1 million. During 2004 and 2003, we reduced the value of multiple investments by $1.2 million and $2.4 million, respectively. As of December 31, 2005, our total investment in privately held companies was $7.8 million, compared to $1.1 million as of December 31, 2004.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. A significant amount of management judgment is involved in preparing our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and international tax jurisdictions. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of December 31, 2005, we were not currently under audit by the U.S. income taxing authorities. We concluded federal income tax audits for the U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. A 2001-2003 German tax audit of our subsidiary, TriQuint Semiconductor GmbH, was completed during the third quarter of 2005. No significant adjustments were required as a result of the resolution of the audit. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate estimated liability has been established for potential exposures.

In 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. We record the valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance and evaluate the need for a valuation allowance on a regular basis. Adjustments are made as needed and these adjustments have an impact on our financial statements in the periods in which they are recorded.

In 2005, our optoelectronics operations were classified as discontinued operations. During the year, we recorded income from the operations during the period in which we operated it, as well as a gain from the sale of the operations in the second quarter and the sale of the building in the third quarter. We had net operating losses from prior periods which we applied to these gains to offset the tax impact from these gains. However, SFAS No. 109 requires the income tax effects related to these transactions be allocated among continuing and discontinued operations and as a result we recorded tax expense on our discontinued operations of $4.8 million which was offset by a tax benefit recorded on our continuing operations for the same amount.

Stock-Based Compensation

During the periods presented we accounted for compensation cost related to employee stock options and other forms of employee stock-based compensation plans other than ESOP in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market prices of the underlying stock exceeded the exercise price. We applied Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provision of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. We are required to account for stock-based compensation under SFAS No. 123(R), Share-Based Payment, in our financial statements in the first quarter of 2006.

The accounting for stock-based compensation involves a number of estimates about the expected lives of stock options, interest rates, stock volatility, and assumptions as well as the selection of a valuation model. We have elected to use the Black-Scholes option valuation model to value our stock-based compensation. A change in any of the estimates used in the model, or the selection of a different option pricing model, could have a material impact on our pro forma net income (loss) disclosures in the periods presented and on our financial statements in future periods. For further discussion regarding the implementation of SFAS No. 123(R), see “Recent Accounting Pronouncements” below. We are currently estimating the impact of the adoption of SFAS No. 123(R) to be between $7 million to $10 million (unaudited) in 2006.

Acquisitions and Divestitures

TFR Technologies, Inc.

On January 5, 2005, we successfully completed the acquisition of TFR, a manufacturer and developer of thin film resonator filters for communication applications using BAW technology. We believe that BAW technology is critical to developing higher frequency filters for next generation wireless communication products and is a natural complement to our SAW technology. On the acquisition date, we paid $2.9 million and paid an additional $2.3 million in January 2006. Additionally, we are obligated to pay royalties on revenues we recognize from sales of TFR technology based products over the four year period subsequent to the acquisition date, up to a maximum of $3.0 million. As of December, 2005, we had recognized $1.7 million of employee retention charges as a result of the acquisition and had recognized less than $0.1 million of revenue from products qualifying for royalties.

The TFR acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. Details of the purchase price are as follows:

(in millions)
Cash paid at closing	$2.9
Cash due within one year	2.3
Acquisition costs	0.1

Total	$5.3

The purchase price was allocated to the assets and liabilities based upon fair values as follows:

(in millions)
Cash	$0.4
Accounts receivables and other assets(1)	0.7
Inventory(1)	0.4
Property, plant and equipment	0.7
Intangible assets	0.9
Goodwill(1)	2.7
Payables and other liabilities(1)	(0.5)

Total	$5.3

(1)	During the third and fourth quarters of 2005, and in accordance with SFAS No. 141, we adjusted the purchase price allocation to correct the beginning balance of TFR’s assets and liabilities on the date of purchase. The adjustments are reflected as an adjustment to goodwill.

Agere’s Optoelectronics Business

On January 2, 2003, we completed an acquisition of a substantial portion of the optoelectronics business of Agere for $40.0 million in cash plus acquisition costs and certain assumed liabilities. The transaction included the products, technology and some facilities related to Agere’s optoelectronics business, which includes active and passive optical components, optical amplifiers, optical transceivers and other optical products. As part of the acquisition, we also assumed operation of the back-end assembly and test operations associated with these products at a leased facility in Matamoros, Mexico. We acquired this business to expand our market and product offerings in the optical networks market. Through a transition services agreement, Agere provided some business infrastructure services to us for a short period following the close of the transaction to ensure seamless transition of the business operations. On May 6, 2003, we sold a portion of the assets acquired in this transaction for $6.6 million in cash. Further, during the fourth quarter of 2004, we initiated a restructuring of our optoelectronics operation strategy and incurred charges of $3.4 million related to the restructuring.

During the first quarter of 2005, we concluded that the optoelectronics operations we purchased were not going to meet the revenue projections we made when we initially acquired the operations from Agere. Significant reductions in average selling prices combined with reduced demand and valuation for new technologies in the optoelectronic market resulted in continued losses from these operations. As a result, we announced the sale of these operations on April 14, 2005 and entered into an agreement to sell our optoelectronics operations in Breinigsville, Pennsylvania and our optoelectronics subsidiary in Matamoros, Mexico to CyOptics. With the sale, we believe we will benefit from focusing our attention on our growing wireless handset, base station, military and broadband markets and build upon our successful portfolio of GaAs semiconductor and filter products. The transaction allowed us to exit our optoelectronics operations that manufacture InP optical components; however, we will continue to manufacture and sell GaAs based semiconductor products for optoelectronics equipment market produced and originally developed at our Oregon and Texas facilities. Revenues from GaAs products for optical systems accounted for less than 5% our revenues in 2005 and 2004, respectively. The sale, completed on April 29, 2005, was an asset sale including the products, manufacturing equipment, inventory, the Mexican entity, related intellectual property rights and other assets that constitute the operations that manufacture InP optical chips and components for the optical networking market. CyOptics paid us the following consideration: $13.5 million cash at closing, $4.5 million of CyOptics’ preferred stock and a promissory note in the amount of approximately $5.6 million, which was recorded net of a $2.3 million discount to record the note at current market rates. CyOptics also assumed certain liabilities associated with the optoelectronics operations, such as warranty obligations to customers.

Separately, on March 7, 2005, TriQuint Optoelectronics, a wholly-owned subsidiary, entered into a purchase and sale agreement to sell the land and building and related facilities occupied by our optoelectronics operations in Breinigsville, Pennsylvania. On July 13, 2005, we completed the sale to Hamilton TEK Partners, LP (“Hamilton”) for $9.3 million, less commissions, fees, and other costs to sell the facility. Pursuant to the agreement, we assigned to Hamilton our lease to CyOptics for approximately 90,000 square feet of the 849,000 square foot facility. The lease was executed on April 29, 2005 and was for a period of two years, with an option to renew. In association with the sale, we have provided Hamilton with a guarantee on CyOptics’ obligation under the original lease term. At December 31, 2005, the lease guarantee was valued at $0.2 million.

Our consolidated financial statements have been reclassified for all periods presented to reflect the Breinigsville, Pennsylvania and Matamoros, Mexico optoelectronics operations as discontinued operations.

Assets and Liabilities Held for Sale

As noted above, we accounted for our optoelectronics operations in Breinigsville, Pennsylvania and Matamoros, Mexico as discontinued operations, in accordance with GAAP. As a result, we classified the assets and liabilities associated with these operations as held for sale. As of December 31, 2004, we classified $32.4 million of assets and $15.1 million of liabilities as held for sale relating to these operations. As of December 31, 2005, we had disposed of all of the assets and liabilities of the operations and had no assets or liabilities classified as held for sale.

Additionally, during 2004 we determined that we would sell excess equipment associated with our semiconductor manufacturing operations in Texas and Oregon and assets obtained from the liquidation of an investment we had in a privately held company. As of December 31, 2004, $1.5 million of these assets remained as held for sale. During the first quarter of 2005, we transferred $0.7 million of the excess equipment located at our Texas facility back into production at its fair market value in accordance with GAAP. As a result of the transaction, we recorded an impairment charge of less than $0.1 million. Also during the first quarter of 2005, we sold $0.7 million of the assets we obtained from the liquidation of an investment we had in a privately held company and disposed of approximately $0.1 million of the assets. As a result of the transaction, we recorded a gain of less than $0.1 million. As of December 31, 2005, none of these assets remained classified as held for sale.

Results of Operations

The following management discussion and analysis of operations addresses continuing operations only, unless otherwise noted. In addition, because our remaining revenues from GaAs-based products for the optical networking end markets account for less than 5% of our consolidated revenues, we are now presenting our revenues based on the following end markets: wireless handsets, broadband, base stations and military. In addition, in the third quarter of 2005, we reclassified certain expenses previously classified as selling, general and administrative expenses to conform to current period presentation. The reclassification was done to better align certain costs with their functional classification. None of these reclassifications had an effect on net income or loss, or on stockholders’ equity as previously reported.

The following table sets forth the results of our operations expressed as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Years Ended December 31,
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	71.4%	68.2%	68.2%

Gross profit	28.6%	31.8%	31.8%

Operating expenses:
Research, development and engineering	15.8%	15.3%	18.6%
Selling, general and administrative	15.8%	13.0%	13.6%
Reduction in workforce	0.1%	0.1%	0.7%
Impairment of long-lived assets	0.0%	0.2%	—
(Gain) loss on disposal of equipment	(0.2)%	0.0%	—
Acquisition related charges	0.6%	—	—
Lease termination costs	—	—	15.2%

Total operating expenses	32.1%	28.6%	48.1%

Gain (loss) from operations	(3.5)%	3.2%	(16.3)%

Other income (expense):
Interest income	3.9%	2.3%	2.2%
Interest expense	(3.3)%	(3.4)%	(4.3)%
Foreign currency gain (loss)	0.0%	0.7%	(0.1)%
Impairment charge—investments of other companies	(0.1)%	(0.4)%	(0.9)%
Gain on recovery of previously impaired investment	—	—	3.1%
Gain on retirement of debt	0.0%	0.2%	—
Gain on sale of intellectual property	0.3%	—	—
Other, net	0.1%	0.0%	(0.1)%

Total other income (expenses), net	0.9%	(0.6)%	(0.1)%

Income (loss) from continuing operations, before income tax	(2.6)%	2.6%	(16.4)%
Income tax expense (benefit)	(1.2)%	0.1%	(0.6)%

Income (loss) from continuing operations	(1.4)%	2.5%	(15.8)%
Discontinued operations:
Income (loss) from discontinued operations, net of tax	2.8%	(11.8)%	(10.7)%

Net income (loss)	1.4%	(9.3)%	(26.5)%

Years Ended December 31, 2005 and 2004

Revenues from Continuing Operations

Our revenues from continuing operations decreased $18.2 million (6%) to $294.8 million in 2005, compared to $313.0 million in 2004. This decrease was primarily due to significantly lower revenue in the wireless handset market, as handset manufacturers continued to migrate towards direct conversion architecture and sales of our IF filter products declined. Declines were also seen in our broadband and military markets. However, our revenues in the fourth quarter of 2005 increased $17.6 million (26%) to $84.7 million, as compared to $67.0 million in the fourth quarter of 2004. Further, our fourth quarter revenue increased $9.4 million (13%) as compared to the third quarter of 2005 which we believe is an indication of our strong traction in the wireless handset and broadband markets.

The demand for our products began to strengthen in the second quarter of 2005 and remained strong at year end. Our overall book-to-bill ratio for the quarter ended December 31, 2005 was 1.05 to 1 due primarily to strength in the broadband, military and other markets. The ratio at December 31, 2005 was a substantial increase from the 0.89 to 1 ratio at December 31, 2004.

In the third quarter of 2005 we began assigning our digital radio revenue, including point-to-point revenue, to the base station market to better reflect the end use of these products. We have reclassified historical data to reflect this change. Incorporating this classification change for point-to-point radios, our revenues by end market for 2005 and 2004 were as follows:

	Years Ended December 31,
	2005	2004
Revenues:
Wireless handsets	43%	44%
Broadband	21%	22%
Base stations	21%	19%
Military	15%	15%

	100%	100%

Wireless Handsets

Our revenues from products for the wireless handset market decreased approximately 8% in 2005, compared to 2004. The decline in revenue was primarily due to a decline in our shipments of products for CDMA phones as a result of the impact of direct conversion architectures which reduces the demand for IF filters, LNAs and mixers. Shipments of IF filters declined approximately 82% in 2005 as compared to 2004, largely due to the use of direct conversion architecture in CDMA phones. Further, we experienced a decline in revenue of approximately 25% from our duplexer and receiver products in 2005 as compared to 2004. Other factors affecting the overall decline in handset revenue in 2005 as compared to 2004 included average selling price (“ASP”) pressure on our duplexer products which experienced an ASP decline of 34%. Offsetting these declines were year over year increases in revenue from our power amplifiers, power amplifier modules and transmit modules (67%), RF filters and front-end modules (15%) and switches (280%). Compared to the fourth quarter of 2004, our wireless handset revenue in the fourth quarter of 2005 increased approximately 47%. Further, as compared to the third quarter of 2005, our wireless handset revenue increased 26% which we believe is an indication of our strong traction in this market and positions us well for growth in 2006.

Overall, our wireless revenues from GSM products increased from 20% in 2004 to 37% in 2005. The increase was more prevalent in the fourth quarter of 2005 where our GSM products accounted for 48% of our wireless handset revenue, compared to 22% in the fourth quarter of 2004. Our largest growth in this standard came from integrated filter and PAM products. Specifically, our revenues from GSM integrated products, dominated by our quad-filter-bank-module, grew from approximately $7.3 million in 2004 to approximately $19.5 million in 2005 while our GSM PA and PAM revenue grew to approximately

$25.3 million in 2005, compared to approximately $15.0 million in 2004. At the same time, our revenue from CDMA applications declined in 2005 to 63% of our wireless handset revenue, from 79% in 2004. This decline was anticipated due to the decline in revenue from IF filters, mixers and LNAs as a result of the direct conversion architecture. We experienced growth from our CDMA PA and PAM products which increased 66% to revenues of approximately $7.3 million in 2005 as compared to revenues of $4.4 million in 2004.

Broadband

Revenues from the broadband market and other products included in this segment, which include WLAN, satellite, cable and other standard products, decreased 13% in 2005 as compared to 2004. However, revenues in the fourth quarter of 2005 increased 32% from the fourth quarter of 2004 and 15% from the third quarter of 2005. The decline in revenue in 2005 as compared to 2004 was primarily due to a decline in our optical, WLAN, satellite and other products. These declines were partially offset by increases in revenue from our GPS and ground station products.

Base station

Revenues from the base station products, including point-to-point radios, increased approximately 2% in 2005 as compared to 2004. The increase was primarily due to an increase in revenues from digital radio products, partially offset by lower revenue from CDMA products. In 2005, approximately 43% of our base station revenue was derived from point-to-point radio products compared to approximately 32% in 2004. Our revenue from GSM/GPRS/EDGE base station products declined approximately 4% in 2005, as compared to 2004, and accounted for approximately 34% of the base station revenue. Our CDMA and wideband CDMA base station product revenue declined approximately 42% in 2005 as compared to 2004 and accounted for approximately 11% of the base station revenue in 2005. The decline for CDMA was due to CDMA build-out softness as EVDO build-outs in Korea, Japan and the US have predominantly been completed combined with a the delay of 3G licensing in China which postponed both CDMA and WCDMA build-outs in that region.

Military

Revenues from our military-related products decreased approximately 5% in 2005 as compared to 2004. The decline was primarily due to decreases in revenue from IF filters, HPAs (High Power Amplifiers) and other products. These decreases were mostly offset by increases in revenue from research and development and RF filters. The increase in research and development revenue was primarily due to the execution of a DARPA contract in the first quarter of 2005 for the development of a gallium nitride process and products, in which we are the prime contractor.

Domestic and International Revenues

Revenues from domestic customers were $95.6 million in 2005, compared to $131.2 million in 2004. Revenues from international customers were $199.2 million in 2005 compared to $181.8 million in 2004. Our revenues from international customers continued to grow due to the increasing demand for wireless phones and infrastructure products from countries in Asia, India and other developing countries where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. Revenues from China was the only foreign region which represented 10% or more of revenues in 2005 with approximately $67.4 million. In 2004, China and Korea were the only foreign regions which represented 10% or more of revenues with approximately $47.9 million and $37.7 million, respectively.

Revenues generated from our U.S. operations were $294.8 million in 2005 and $270.0 million in 2004, respectively. Revenues generated from our international operations were $23.6 million in 2005 and $80.6 million in 2004, respectively. Transfers between these operations were $23.6 million in 2005 and $37.6 million in 2004, respectively. Our U.S. operations accounted for $171.7 million of our long-lived assets in 2005 and $174.0 million in 2004. Our international operations accounted for $23.7 million of our long-lived assets in 2005 and $27.8 million in 2004.

Gross Profit

Gross profit is defined as revenues less cost of goods sold. Cost of goods sold includes direct material, labor and overhead expenses and certain production costs related to non-recurring engineering revenues. In general, we derive a higher gross profit margin on lower volume products for the base station and broadband market, such as point-to-point radios and satellite systems, whereas products for wireless handsets are higher volume, more price sensitive and generally lower margin products. Our gross profit margin as a percentage of revenues decreased to 28.6% in 2005, compared to 31.8% in 2004. The decrease was primarily due to lower overall sales in 2005, resulting in less absorption of fixed overhead costs, combined with lower ASPs on products such as SAW filters and duplexers and lower yields from some of our new products. The effect was most evident in the in the fourth quarter of 2005 as we reported a gross profit margin of 28.7% during the quarter, compared to 31.4% in the third quarter of 2005 and 29.8% in the fourth quarter of 2004. However, we are taking the corrective action required to improve our yields and expect improvements in 2006.

Research, development and engineering expenses

Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product research and development expenses. Our research, development and engineering expenses in 2005 decreased $1.0 million (2%) to $46.7 million in 2005, as compared to $47.7 million in 2004. As a percentage of revenue our research, development and engineering increased to 15.8% in 2005 as compared to 15.3% in 2004. The decrease in overall spending 2005 was primarily a result of the timing of our design cycles.

Selling, general and administrative expenses

Selling, general and administrative expenses include commissions, labor expenses for marketing and administrative personnel, and other corporate administrative expenses. Selling, general and administrative expenses for 2005 increased $6.1 million (15%) to $46.6 million, as compared to $40.5 million for 2004. The increase was primarily due increased marketing expenses and labor costs and increased costs to comply with Section 404 of the Sarbanes-Oxley Act of 2002. As a percentage of revenue our selling, general and administrative expenses increased to 15.8% in 2005 as compared to 13.0% in 2004.

Reduction in workforce

In 2005, we recorded a charge of $0.3 million associated with a reduction in force of approximately 130 employees assigned to our operations in Apopka, Florida and San Jose, Costa Rica. The charge was a result of our ongoing efforts to align costs and capacity with the reduced levels of production and revenues at these facilities. In 2004, we recorded net severance costs of $0.4 million related to reductions in our workforce of approximately 30 employees assigned to our Texas operations.

Impairment of long-lived assets and goodwill

In 2004, we recorded impairments to long-lived assets of $0.7 million. The impairments recorded in 2004 include impairments of excess six-inch wafer fabrication equipment ($0.3 million), and a charge associated with the closing of our Tianjin, China facility ($0.4 million). The six-inch wafer fabrication equipment was in excess of our needs and had been classified as held for sale. The Tianjin, China facility was closed as our primary customer in the region no longer required a manufacturing presence in the region. Impairments in 2005 were less than $0.1 million and were associated with the write down of certain fabrication equipment held for sale to its fair market value.

Gain on disposal of equipment

In 2005, we recorded a $0.5 million gain on the disposal of equipment, primarily related to the sale of equipment at our Oregon facility. Gains recorded on the disposal of equipment in 2004 were less than $0.1 million.

Acquisition related charges

In 2005, we recorded a $1.7 million of charges related to the TFR anticipated earn-out payment and retention bonuses, payable in 2006. There were no similar charges in 2004.

Interest income (expense), net

Net interest income increased $5.2 million in 2005 to a net interest income of $1.6 million, compared to a net interest expense of $3.6 million in 2004. This change was attributable to higher interest rates earned on our short and long-term investments as interest rates on these investments rose in 2005 as compared to 2004. For example, in 2005 the average commercial paper interest rate was 3.42% compared to 1.41% in 2004. We repurchased $5.0 million of our subordinated debt in the second quarter of 2005 and $45.0 million in the second quarter of 2004, both of which reduced our interest expense in 2005.

Foreign currency gain (loss)

In 2004, we recorded a foreign currency gain of $2.1 million. The gain was primarily attributable to foreign currency receivables of €13.0 million (approximately $13.4 million at the exchange rate in effect at the time of the transactions) that were reclassified as short-term monetary asset in the third quarter of 2004. As a result of the reclassification, we recorded a foreign currency gain of $2.5 million on the remeasurement of the receivables as the euro strengthened relative to the U.S. dollar. In November 2004, we received payment on the receivable. Foreign currency gains in 2005 were less than $0.1 million.

Impairment charge—Investment in other companies

In 2005, we reduced the value of three investments by a total of $0.2 million, net. The reductions in value were determined from analysis of the deteriorating financial condition of the companies or the reduction in our pro-rata ownership of the privately held company in which we had invested. In 2004, we recorded impairment losses of $1.2 million as a result of either cessation of operations, deteriorating financial condition or a reduction in our pro-rata ownership of the privately held company in which we had invested.

Gain on retirement of debt

In 2005, we recorded a gain on the retirement of debt resulting from our repurchase of $5.0 million principal amount of our convertible subordinated notes at the then current market prices resulting in a gain of $0.1 million, net of the write off of associated capitalized bond issuance costs of less than $0.1 million. In 2004, we recorded a gain on the retirement of debt resulting from our repurchase of $45.0 million principal amount of our convertible subordinated notes at the then current market prices resulting in a gain of $0.5 million, net of the write off of associated capitalized bond issuance costs of $0.6 million.

Gain on sale of intellectual property

In 2005, we recorded a gain of $1.0 million from the sale of intellectual property acquired from the liquidation of an investment in a privately held company. The intellectual property was held at a zero book value and we recorded a gain for the entire amount of proceeds received. We had no similar sales in 2004.

Income tax expense (benefit)

In 2005, we recorded an income tax benefit from continuing operations of $3.6 million as compared to a 2004 income tax expense of $0.4 million. The 2005 tax benefit was primarily due to the result of the reduction in the prior year valuation allowance caused by income generated from discontinued operations that, under SFAS No. 109 are allocated to continuing operations. This tax benefit was partially reduced by tax expenses from our foreign operations in Germany, Costa Rica, Sweden and Japan. In 2004, we recorded income tax expense of $0.4 million, primarily from the income taxes in foreign jurisdictions.

Income (loss) from discontinued operations

We recorded a net gain from discontinued operations of $8.2 million in 2005 compared to a net loss of $36.9 million in 2004. The gain recorded in 2005 included a gain of $11.6 million from the disposal of the operations in the second quarter of 2005 and the sale of the facility in the third quarter of 2005, combined with gains on the sale of excess assets of the optoelectronics business of $4.1 million. These gains were partially offset by losses from the optoelectronic operations of approximately $2.7 million and the tax expense from the discontinued operations of $4.8 million. The results of the discontinued operations in 2005 reflected only four months of full operations as we completed the sale on April 29, 2005.

Years Ended December 31, 2004 and 2003

Revenues from Continuing Operations

Our revenues increased $37.2 million (13%) to $313.0 million in 2004 compared to $275.8 million in 2003. This increase in revenues was primarily due to increased shipments of products for the base station, wireless handset and broadband markets, specifically for applications for base stations for wireless communications, WLAN, point-to-point radios, and satellite, and increased revenue for products for wireless phones. The increase in revenues more than offsets declines in military related products.

The overall demand for our products was strong in the first six months of 2004, but started to diminish in the latter part of the third quarter of 2004, and continued at a lower level in the fourth quarter of 2004, specifically in products for wireless phones, satellite communications, base stations and WLAN. Our revenues by end market for 2004 and 2003 were as follows:

	Years Ended December 31,
	2004	2003
Revenues:
Wireless handsets	44%	46%
Broadband	22%	22%
Base station	19%	14%
Military	15%	18%

	100%	100%

Wireless Handsets

Our revenues from products for wireless phones increased approximately 7% in 2004 as compared to 2003, due to the overall strength in end market demand for wireless phones, especially in Asia. We experienced an increase in revenues from new products, specifically PAs and PAMs for wireless phones, which grew from approximately $8.1 million in revenues in 2003, to approximately $19.5 million in 2004. Our new integrated RF front end module also experienced a significant increase in revenues in 2004 compared to 2003 as did our duplexer products for CDMA phones and our RF filter products for both CDMA and GSM applications. Revenues from IF filters, LNAs and mixers declined in 2004 compared to 2003. as these products were older products and were being phased out by direct conversion architectures in newer phone models. Overall, revenues for CDMA based applications accounted for about 79% of our revenues from wireless phones in 2004, compared to 83% in 2003, but our GSM based products are grew and accounted for 20% of our wireless phone revenues in 2004, up from 9% in 2003. Revenues from TDMA based phones are declined rapidly and accounted for only about 1% of our wireless phone revenues in 2004, compared to approximately 7% in 2003. Pricing, which at times may be under severe competitive pressure, was relatively stable and our ASPs for products for wireless phones were flat overall in 2004 compared to 2003. We shipped more higher dollar value module based products such as GSM power amplifier and RF front-end modules, which offset price declines for our other wireless phone products.

Broadband

Overall, our revenues in broadband market increased by approximately 12% in 2004 compared to 2003. As a portion of our overall revenue, this market provided remained consistent at 22% of total revenues in 2004 and 2003. The primary applications that experienced growth in this market in 2004 include WLAN, ground station and optical systems. Applications that experienced a decline in revenue include satellite and other products.

Base station

Revenues in base station market increased by approximately 55% in 2004 compared to 2003. As a portion of our total revenue, this market increased to approximately 19% of our revenue in 2004 as compared to approximately 14% in 2003. Revenue in this market increased primarily as a result of an increase in the volume of filters and other devices.

Military

Revenues from our military related market decreased by approximately 8% in 2004 compared to 2003, due to the timing and roll out of large scale military programs and the negative impact that the war in Iraq had on military related spending for fighter jets and research and development.

Domestic and International Revenues

Revenues from domestic customers were $131.2 million in 2004, compared to $120.5 million in 2003. Revenues from international customers were $181.8 million in 2004 compared to $155.3 million in 2003. Revenues from international customers continued to grow due to the increasing demand for wireless phones and infrastructure products from countries in Asia, South America, and Eastern Europe where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. and Western Europe. Revenue from China were approximately $47.9 million in 2004 and $42.2 million in 2003, respectively. Revenues from Korea, were approximately $37.7 million in 2004 and $35.2 million in 2003, respectively. There were no other foreign countries which represented 10% or more of our revenues in 2004 and 2003.

Revenues generated from U.S. operations were $270.1 million in 2004 and $222.1 million in 2003, respectively. Revenues generated from our international operations were $80.5 million in 2004 and $84.4 million in 2003, respectively. Transfers between these operations were $37.6 million in 2004 and $30.7 million in 2003, respectively. Our U.S. operations accounted for $174.0 million of our long-lived assets in 2004 and $189.2 million in 2003. Our international operations accounted for $27.8 million of our long-lived assets in 2004 and $24.7 million in 2003.

Gross Profit

Our gross profit margin as a percentage of revenues remained flat in 2004 at 31.8% as compared to 2003. Our margins were partially improved by increased sales of products for the base station market which had higher gross profit margins than our consumer driven products such as wireless phones. This increase was offset by higher fixed costs in 2004 as compared to 2003, including the amortization of intangible assets acquired in the Infineon acquisition.

Research, development and engineering expenses

Our research, development and engineering expenses for 2004 decreased $3.6 million (7%) to $47.7 million, as compared to $51.3 million for 2003. This decrease was primarily the result of our cost reduction programs implemented during 2003, which included reductions in our workforce, a change in our procedures on development of wafers, a consolidation of vendors for certain purchases, use of common computer aided design tools and reduced work hours.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2004 increased $3.0 million (8%) to $40.5 million, as compared to $37.5 million for 2003. The increase was primarily due to the commission and sales related expenses associated with our higher revenues in 2004, as well as increased administrative costs to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Reduction in workforce

In 2004, we recorded net severance costs of $0.4 million related to reductions in our workforce of approximately 30 employees assigned to our Texas operations. During 2003, we recorded severance costs of $1.8 million. These costs related to reductions in our workforce, resulting from our efforts to align our costs and capacity with our levels of production and revenues. These reductions primarily impacted the our German engineering and marketing operations.

Impairment of long-lived assets and goodwill

In 2004, we recorded impairments to long-lived assets of $0.7 million. The impairments recorded in 2004 included impairments of excess six-inch wafer fabrication equipment ($0.3 million), and a charge associated with the closing of our Tianjin, China facility ($0.4 million). The six-inch wafer fabrication equipment was in excess of our needs and had been classified as held for sale. The Tianjin, China facility was closed as our primary customer in the region no longer required a manufacturing presence in the region. There were no similar charges in 2003.

Lease termination costs

In 2003, we recorded a charge of $42.0 million for costs associated with the termination of the lease on our wafer fabrication facility located in Richardson, Texas. Under the original lease agreement sponsored by a financial institution, we were required to make lease payments through August 2005 or purchase the property at that time. In June 2003, we notified the lender of our intention to terminate the lease and purchase the property. The purchase was completed in July 2003. We incurred no similar costs in 2004 and had no similar lease agreements in place at December 31, 2004.

Interest expense, net

Interest expense, net decreased $2.3 million (39%) to $3.6 million for 2004, as compared to $5.9 million in 2003. This change was attributable to higher interest rates earned on our short and long-term investments as interest rates on these investments rose in 2004 as compared to 2003. For example, in 2004 the average commercial paper interest rate was 1.41% compared to 1.11% in 2003. Further, we repurchased $45.0 million of our subordinated debt in 2004 which also reduced our interest expense.

Foreign currency gain (loss)

In 2004, we recorded a foreign currency gain of $2.1 million, as compared to a foreign currency loss of $0.2 million for in 2003. The gain in 2004 was primarily attributable to foreign currency receivables of €13.0 million (approximately $13.4 million at the exchange rate in effect at the time of the transactions) that were reclassified as short-term monetary asset in 2004. As a result of the reclassification, we recorded a foreign currency gain of $2.5 million on the remeasurement of the receivables as the euro strengthened relative to the U.S. dollar. In November 2004, we received payment on the receivable.

Impairment charge—Investment in other companies

In 2004, we recorded impairment losses of $1.2 million as a result of either cessation of operations, deteriorating financial condition or a reduction in our pro-rata ownership of the privately held company in which we had invested. In 2003, we recorded impairment losses of $2.4 million, respectively, as a result of either deteriorating financial condition or cessation of operations of the privately held company in which we had invested. Additionally in 2003, we received a cash settlement on a previously impaired promissory note from one of the privately held investment, resulting in a gain of $8.5 million.

Gain on retirement of debt

In 2004, we recorded a gain on the retirement of debt resulting from our repurchase of $45.0 million principal amount of our convertible subordinated notes at the then current market prices resulting in a gain of $0.5 million, net of the write off of associated capitalized bond issuance costs of $0.6 million. We recorded no similar benefit in 2003 as we did not repurchase any debt during that year.

Income tax expense (benefit)

In 2004, we recorded income tax expense of $0.4 million as compared to an income tax benefit of $1.7 million in 2003. The income tax expense in 2004 was primarily the result of income taxes in foreign jurisdictions. The income tax benefit in 2003 was primarily the result of the settlement of certain prior year tax accruals and refunds.

Liquidity and Capital Resources

As of December 31, 2005, our cash, cash equivalents and marketable securities increased $18.7 million (5%) to $406.7 million, from $388.1 million at December 31, 2004. The net increase in cash, cash equivalents, and marketable securities was primarily due to the cash received from the sale of our optoelectronics operations and our Breinigsville, Pennsylvania facility, less certain fees ($22.5 million), combined with cash provided by continuing operations ($17.7 million), cash received from the issuance of our common stock ($6.7 million) and proceeds from the sale of assets, including the proceeds from the sale of assets ($2.2 million). These increases were partially offset by decreases in cash related to capital expenditures ($22.3 million), the repurchase of our 4% convertible subordinated notes ($4.8 million), the acquisition of TFR ($2.7 million) and the net purchase of available-for-sale securities ($5.7 million).

The $17.7 million of cash provided by continuing operations in 2005 represented a $38.4 million decline from the $56.1 million of cash provided by operations in 2004. In 2005, we recorded a net loss from continuing operations of $4.2 million, which included a tax benefit allocated to our continuing operations of $4.8 million; as compared to a net gain from continuing operations in 2004 of $7.8 million. In addition, in 2005 we recorded a gain on the disposal of equipment of $0.5 million and a gain on the sale of a previously impaired investment of $1.0 million. Further, as of December 31, 2005, our accounts receivable increased $15.1 million from December 31, 2004 and our other assets decreased $6.3 million. These negative effects on cash flows were partially offset by an increase in our accounts payable and accrued expenses of $13.9 million. During 2005, our cash used in discontinued operations was approximately $3.3 million, an $12.5 million reduction from the $15.8 million used in our discontinued operations in 2004.

Our net short and long-term investments increased $4.7 million to $303.0 million as if December 31, 2005, as compared to $298.3 million as of December 31, 2004. The increase was primarily due to the net purchases we made of available-for-sale securities in 2005. In 2005, we began to increase the proportion of our short-term investments, in anticipation of the maturity of our 4% convertible subordinated notes due on March 1, 2007.

At December 31, 2005, our net accounts receivable increased $15.6 million (44%) to $51.3 million, from $35.7 million at December 31, 2004. The increase was primarily due to increased in sales during the fourth quarter of 2005 as compared to the fourth quarter of 2004 combined with an increase in our days sales outstanding as of December 31, 2005 of 54 days, compared to 48 days as of December 31, 2004.

At December 31, 2005, our net inventory balance decreased slightly by $0.2 million to $49.4 million, from $49.6 million at December 31, 2004. At December 31, 2005, our inventory turnover ratio had increased to 4.8 times, as compared to 3.7 times at December 31, 2004.

At December 31, 2005, our net property, plant and equipment balance decreased by $8.7 million (4%) to $190.8 million, from $199.5 million at December 31, 2004. This decrease was primarily due to depreciation expense of $32.6 million and disposals of equipment, partially offset by capital expenditures of $22.3 million and assets acquired from TFR.

Recent Transactions Affecting Liquidity

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

On January 5, 2005, we completed the acquisition of TFR and paid $2.7 million on the closing date, net of $0.4 million of cash acquired. We paid an additional $2.3 million in January 2006 and may pay royalties on revenues we recognize from TFR technology based products over the four year period subsequent to the closing date, up to a maximum of $3.0 million. We also paid employee retention benefits of $1.7 million in the first quarter of 2006.

Sources of Liquidity

Our current cash, cash equivalent and short-term investment balances, together with cash generated from continuing operations are currently our principal sources of liquidity and we believe these will satisfy our projected working capital, capital expenditure, and possible investment needs, through the next 12 months. The principal risks to these sources of liquidity are capital expenditures or investment needs in excess of our expectations, in which case we may be required to finance any additional requirements through additional equity offerings, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms. Our subordinated notes will become due on March 1, 2007 and at that time we will need to either pay the balance due or refinance the notes.

We expect our need for capital expenditures in 2006 to be between $33.0 million and $39.0 million. In addition, in the first quarter of 2006, we began to execute our plan to repurchase up to $25.0 million of the Company’s Common Stock. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. due.

Other Significant Cash Obligations

The following table summarizes our scheduled contractual commitments that will affect our future liquidity as of December 31, 2005:

		Payments Due By Period
(In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Convertible subordinated notes, including interest	$231.9	$8.8	$223.1	$—	$—
Operating Leases(1)	4.1	1.5	2.1	0.4	0.1
Deferred Compensation(2)	0.5	—	—	—	0.5
Other Obligations(3)	2.1	—	—	—	2.1

Total	$238.6	$10.3	$225.2	$0.4	$2.7

(1)	The amounts presented represent leases of certain equipment, office and manufacturing space under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.

(2)	The amount presented represents the liability for our Non-Qualified Deferred Compensation Plan (the “Plan”) established in October 2004. The Plan provides employees who are eligible to participate and the members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The deferred earnings are invested at the discretion of each participating employee or director and the deferred compensation we are obligated to deliver is adjusted for increases or decreases in the deferred amount due to such investment. We include the asset deferred by the participants ($0.5 million) in the “Other noncurrent assets, net” line item of our consolidated balance sheet and our obligation to deliver the deferred compensation in the “Other long-term liabilities” line item on our consolidated balance sheet.

(3)	The balance represents the pension liability of our German subsidiary ($2.1 million). The pension liability is associated with our German subsidiary, which becomes payable when the covered employees reach the age of 60 or 65. The liability was acquired through our purchase of the GaAs business of Infineon in 2002. We elected to secure the liability through a reinsurance program supported by us. We have included the reinsurance receivables ($2.0 million) in the “Other noncurrent assets, net” line item on our consolidated balance sheet and our obligation to deliver the pension obligation in the “Other long-term liabilities” line item on our consolidated balance sheet.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flow. Currently, we use the Black-Scholes model for option expense calculation and presents pro forma disclosure of the statements of operations effect in financial statement footnotes only under APB No. 25. However, under SFAS No. 123(R), pro forma disclosure of the statements of operations effects of share-based payments will no longer be an alternative and all share-based payments to employees, including grants of employee stock options, will be recognized in the financial statements based on their fair values. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. SFAS 123(R) was effective for us for the period commencing January 1, 2006. In response to the new accounting guidance under SFAS 123(R) and SAB No. 107, we have begun to reevaluate our assumptions used in estimating the fair value of employee options granted. In addition, we will begin to analyze the holding patterns of employees based upon rank to better access the expected term of the options. These revised assumptions will be incorporated in the first quarter of 2006. Also in anticipation of the effective date, we accelerated the vesting of options, excluding option grants to our board members and chief executive officer, with an option price equal or greater to $5.35 per share. The acceleration was done in two phases, with the first acceleration in the fourth quarter of 2004 for all options with an option price equal to or greater than $9.00 per share. The second acceleration was done in the fourth quarter of 2005 for all options with an option price equal to or greater than $5.35 per share. Both of the accelerations were done as part of a comprehensive review of our entire benefits program and the decision to accelerate some of our options was made after review of the our current stock price, the competitive benefits and costs from the options, the benefit of the options to the employees and the potential effects of SFAS No. 123(R). The closing price of our stock, as reported on the NASDAQ National Market, on the date of the first option acceleration was $4.00 per share and $4.59 per share on the date of the second option acceleration. Currently, we are forecasting the effect of SFAS 123(R) and SAB No. 107 (see below) to be approximately $2 million (unaudited) in the first quarter of 2006 and between $7 million and $10 million (unaudited) for the full year.

In March 2005, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 107, to provide guidance on SFAS No. 123(R). SAB No. 107 provides the Staff’s view regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R) and disclosure in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R). SAB No. 107 was effective March 29, 2005. Currently, we are forecasting the effect of SFAS 123(R) and SAB No. 107 to be approximately $2 million (unaudited) in the first quarter of 2006 and between $7 million and $10 million (unaudited) for the full year. However the forecasted effect require significant estimates as the full effect is dependant upon future grant activity, future forfeiture and exercise rates, our stock price at grant date, our future stock price volatility, and other variables. These factors could change substantially and have a material effect on our estimates.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, in an effort to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We believe our current accounting policy complies with the requirements of the new standard and as such the adoption of this standard is not expected to have a material impact on our financial statements.

In November 2004, the FASB ratified a consensus reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations. A number of issues have arisen in practice in applying the criteria in paragraph 42, and the following broad categories of issues related to the application of both criteria in that paragraph have been identified: (a) whether the intent of the paragraph is that all operations and cash flows of the disposal component be eliminated from the ongoing operations of the entity or whether some minor level of operations or cash flow may remain; (b) if some insignificant level of operations or cash flows of the disposal component can continue without precluding discontinued operations reporting, the level at which “significance” should be measured; and (c) in applying the paragraph, the factors to consider in determining whether the selling entity has retained “significant continuing involvement” in the disposed component. In the first quarter of 2005, we identified the optoelectronics operations as a discontinued operation pursuant to EITF No. 03-13 and have presented the consolidated financial statements accordingly for all periods presented.

In addition, the EITF is currently discussing Issue No. 06-C, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences. Statement No. 43 provides guidance for accounting for compensated absences and states that an employer shall accrue a liability for employees’ compensation for future absences if certain conditions are met. However, since certain compensated absences such as sabbatical leave do not typically vest, there is uncertainty whether employee rights to the compensated absence accumulate and meet the conditions of Statement No. 43. Currently, we do not accrue for sabbatical leave until the employee vests; and do not believe the resolution of the issue will have a material impact on our financial statements.

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

Debt

Our convertible subordinated notes due in 2007 have a fixed interest rate of 4%. Consequently, we do not have significant interest rate cash flow exposure on our long-term debt. However, the fair value of the convertible subordinated notes is subject to significant fluctuations due to their convertibility into shares of our stock and other market conditions. The fair value of these convertible subordinated notes is also sensitive to fluctuations in the general level of the U.S. interest rates. The notes do not contain significant restrictive covenants.

We would also be exposed to interest rate risk, if we used additional financing to fund capital expenditures. The interest rate that we may be able to obtain on financings will depend on market conditions at that time and may differ from the rates we have secured in the past.

The following table shows the fair values of our investments and convertible subordinated notes as of December 31, 2005:

(in thousands)	Cost	Fair Value
Cash and cash equivalents (including unrealized gains of $76)	$103,654	$103,730
Available-for-sale investments (including unrealized losses of $3,120)	306,112	302,992
Convertible subordinated notes	218,755	212,192

Foreign Currency Risk

We are exposed to currency exchange rate fluctuations, as we sell our products internationally and have operations in Costa Rica and Germany. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments and to hedge material cash flows that are not denominated in U.S. dollars, in accordance with a foreign exchange risk management policy approved by our board of directors. We primarily use currency forward contracts for this purpose. This hedging activity will reduce, but may not always entirely eliminate, the impact of currency exchange movements. As of December 31, 2005 and 2004, the notional amounts of forward currency exchange contracts outstanding of approximately $3.4 million and $39.0 million, respectively. The notional amounts of the contracts designated as cash flow hedges at December 31, 2005 and 2004, was approximately $3.4 million and $7.0 million, respectively. The contracts designated as balance sheet hedges at December 31, 2004, were approximately $32.0 million. We had no contracts designated as balance sheet hedges at December 31, 2005.

Item 8.	Financial Statements and Supplementary Financial Data

Our consolidated financial statements at December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, together with the reports of our independent registered public accounting firm, are included in this Annual Report on Form 10-K on pages F-1 through F-38.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change to our internal control over financial reporting during the quarter ended December 31, 2005 that has materially effected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting for the Company pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and as implemented in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Internal control over financial reporting includes those policies and procedures that:

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

Indicators of deficiencies that may be material weaknesses and are at least significant include restatement, material misstatement in the current period, ineffective Audit Committee oversight, ineffective internal audit function, identification of fraud of any magnitude by management, significant deficiencies that remain uncorrected for some period of time, ineffective control environment, and the aggregate effect of all deficiencies.

As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting, and concluded that such control over financial reporting was effective. There were no material weaknesses in the Company’s internal control over financial reporting that have been identified by management. The Company’s independent registered public accounting firm, KPMG LLP has issued an audit report on management’s assessment of our internal control over financial reporting. Their report on the effectiveness of internal controls over financial reporting is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TriQuint Semiconductor, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that TriQuint Semiconductor, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TriQuint Semiconductor, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that TriQuint Semiconductor, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, TriQuint Semiconductor, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TriQuint Semiconductor, Inc. and subsidiaries as of December 31, 2005, and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

March 14, 2006

Item 9B.    Other Information

None

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Executive Officers

Biographical information concerning our executive officers and their ages as of March 14, 2006 is set forth below:

Name	Age	Current Position(s) with Company	Position Held Since
Ralph G. Quinsey	50	President and Chief Executive Officer	2002
Stephanie J. Welty	50	Vice President, Finance and Administration, Chief Financial Officer and Secretary	2005
Brian P. Balut	40	Vice President, Sawtek Inc.	2004
Thomas V. Cordner	61	Vice President, TriQuint Texas	1998
Todd A. DeBonis	41	Vice President, Worldwide Sales	2004
Bruce R. Fournier	49	Vice President, TriQuint Oregon	2002
J. David Pye	55	Vice President, TriQuint Oregon	2002
Glen A. Riley	43	Vice President, Business Development	2005
J. Michael Sanna	53	Vice President, TriQuint Texas	2002
Azhar Waseem	52	Vice President, Sawtek Inc.	2002

Ralph G. Quinsey joined TriQuint in July 2002 as President and Chief Executive Officer. From September 1999 to January 2002, Mr. Quinsey was with ON Semiconductor, a manufacturer of semiconductors for a wide array of applications, as Vice President and General Manager of the Analog Division. From 1979 to September 1999, Mr. Quinsey was with Motorola, a manufacturer of semiconductors and communications equipment holding various positions including Vice President and General Manager of the RF/IF Circuits Division, which developed both silicon and GaAs technologies for wireless phone applications. Mr. Quinsey received a B.S. degree in Electrical Engineering from Marquette University.

Stephanie J. Welty joined TriQuint in 1994. In May 2005, Ms. Welty was appointed Vice President, Finance and Administration, Chief Financial Officer and Secretary. From September 1999 to May 2000, Ms. Welty served as TriQuint’s Vice President, Finance and Controller. Ms. Welty also served as the Company’s Accounting Manager from 1994 to 1996 and as Director of Information Systems from 1996 to September 1999. Prior to joining TriQuint, Ms. Welty held accounting and controller positions at other high technology firms. Ms. Welty holds a B.S. degree from the University of Washington and she is a Certified Public Accountant.

Brian P. Balut joined TriQuint in July 2001 as Vice President, Sales and Marketing, Sawtek Inc. as a result of TriQuint’s merger with Sawtek and served as Vice President, Sales and Marketing of TriQuint from 2002 to May 2004. In May 2004, Mr. Balut was promoted to Vice President of Sawtek. Mr. Balut joined Sawtek in October 1994 as Sales Manager. He was promoted to Director of Sales and Marketing in November 1996 and to Vice President Sales and Marketing in September 1998 and assumed overall corporate responsibility for this function in July 2002. From 1987 to 1994, Mr. Balut held various positions in sales, marketing and engineering with REMEC, a manufacturer of electronic components. Mr. Balut received a B.S. degree in Electrical Engineering from the Massachusetts Institute of Technology and a M.B.A. from Rollins College.

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

Todd A. DeBonis joined TriQuint in April 2004 as Vice President, Worldwide Sales. From February 2002 to April 2004, Mr. DeBonis held the position of Vice President, Worldwide Sales and Marketing at Centillium Communications. Mr. DeBonis also served as the Vice President, Worldwide Sales for Ishoni Networks and Vice President, Sales & Marketing for the Communications Division of Infineon Technologies North America. Mr. DeBonis has a B.S degree in electrical engineering from the University of Nevada.

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

Glen A. Riley joined TriQuint in January 2003 as Vice President of the Company’s former optoelectronics business and in June 2005 was named Vice President, Business Development. From December 2001 to August 2002, Mr. Riley served as the President and CEO of Opticalis, a venture-funded start-up company developing optical communication sub-systems. Mr. Riley also spent six years with Agere Systems, a semiconductor and optical component manufacturer, as Vice President of Optical Core Networks, Vice President of Sales for the Asia-Pacific region, and as General Manager of the Storage Products group. Before Agere, Mr. Riley held general management, marketing and sales positions at Philips Semiconductors, AT&T Microelectronics and Texas Instruments. Mr. Riley holds a B.S. degree in Electrical Engineering from the University of Maine and completed the General Manager Program at Harvard Business School.

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

Information required by this item is included in our definitive Proxy Statement under the captions Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance and Other Matters, to be filed with the Commission within 120 days after the conclusion of our fiscal year ended December 31, 2005 (April 30, 2006) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by this reference.

ITEM 11.  Executive Compensation

We maintain employee benefit plans and programs in which our executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 is included in our definitive Proxy Statement under the caption Executive Compensation and Other Matters, Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values, Employment Contracts and Termination of Employment and Change-of-Control Arrangements, Compensation Committee Interlocks and Insider Participation, Report of the Compensation Committee and Stock Performance Graph, to be filed with the Commission within 120 days after the conclusion of our fiscal year ended December 31, 2005 (April 30, 2006) pursuant to Regulation 14A, which information is incorporated herein by this reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our fiscal year ended December 31, 2005 (April 30, 2006) pursuant to Regulation 14A, which information is incorporated herein by this reference.

ITEM 13.  Certain Relationships and Related Transactions

Information required by this item is included under the caption Certain Relationships and Related Transactions contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our fiscal year ended December 31, 2005 (April 30, 2006) pursuant to Regulation 14A, which information is incorporated herein by this reference.

ITEM 14.  Principal Accountant Fees and Services

Information required by this item is included under the caption Ratification of Independent Auditors contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our fiscal year ended December 31, 2005 (April 30, 2006) pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)    Documents filed as part of this report:

1.    Consolidated Financial Statements.    The following consolidated financial statements of TriQuint Semiconductor and its subsidiaries, together with the report thereon of KPMG LLP, required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K on pages F-1 through F-38:

Report of Independent Registered Public Accounting Firm;

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003;

Consolidated Balance Sheets at December 31, 2005 and 2004;

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003;

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003; and

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

3.    Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form 8-B (File No. 000-22660) as declared effective by the SEC on February 18, 1997.
3.1.1	Certificate of Amendment to Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2000 filed with the SEC on November 13, 2000.
3.1.2	Certificate of Correction to Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-62062) declared effective by the SEC on June 13, 2001.
3.1.3	Certificate of Designation of Series A Participating Preferred Stock, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-62062) declared effective by the SEC on June 13, 2001.
3.1.4	Certificate of Amendment to Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-62062) declared effective by the SEC on June 13, 2001.

Exhibit No.	Description
3.2	Bylaws of Registrant, incorporated herein by this reference to the corresponding exhibit to the Registrant’s Registration Statement on Form 8-B (File No. 000-22660) as declared effective by the SEC on February 18, 1997.
4.1	Preferred Shares Rights Agreement, dated as of June 30, 1998 between Registrant and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-A (File No. 000-22660) as declared effective by the SEC on July 24, 1998.
4.2	Indenture dated February 24, 2000 between the Registrant and State Street Bank and Trust Company of California, N.A., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-36112) as declared effective by the SEC on May 16, 2000.
10.18	1996 Stock Incentive Program and forms of agreement thereunder, incorporated herein by this reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-81273) as declared effective by the SEC on June 22, 1999, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-39730), as declared effective by the SEC on June 20, 2000, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-61582), as declared effective by the SEC on May 24, 2001, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-105701), as declared effective by the SEC on May 30, 2003 and incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2003 filed with the SEC on November 4, 2003, as amended and restated effective February 2005 by the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on May 17, 2005 and incorporated herein by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A for the 2005 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 6, 2005.
10.19	Form of Indemnification Agreement executed by Registrant and its officers and directors pursuant to Delaware reincorporation, incorporated herein by this reference to the corresponding exhibit to the Registrant’s Registration Statement on Form 8-B (File No. 000-22660) as declared effective by the SEC on February 18, 1997.
10.22	1998 Nonstatutory Stock Option Plan and forms of agreement thereunder, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-102085) as declared effective by the SEC on December 20, 2002 and incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2003 filed with the SEC on November 4, 2003.
10.23	1998 Employee Stock Purchase Plan and forms of agreement thereunder, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-66707) as declared effective by the SEC on November 3, 1998, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-39732), as declared effective by the SEC on June 20, 2000, and by the Registrant’s Registration Statement on Form S-8 (File No. 333-61582), as declared effective by the SEC on May 24, 2001.
10.33	Sawtek Inc. Employee Stock Ownership and 401(k) Plan, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 30, 2002 filed with the SEC on August 13, 2002.

Exhibit No.	Description
10.34	Sawtek Inc. 2000 Implementation Agreement, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.
10.35	Sawtek Inc. 2000 Modified ESOP Loan Agreement, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.
10.36	Sawtek Inc. 2000 Renewed ESOP Note, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.
10.37	Sawtek Inc. Second Stock Option Plan, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.
10.38	Sawtek Inc. Stock Option Plan for Acquired Companies, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.
10.40*	Amended Sale and Transfer Agreement between Infineon Technologies AG, Infineon Technologies North America Corp., Registrant and TriQuint GmbH dated as of April 29, 2002, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on July 15, 2002.
10.41	Letter Agreement dated June 28, 2002 between Registrant and Ralph G. Quinsey, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 30, 2002 filed with the SEC on August 13, 2002.
10.42	Asset Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of October 21, 2002, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.
10.42.1	Amendment No. 1 to Asset Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.
10.42.2	Assignment and Bill of Sale and Assumption Agreement by and between Agere Systems Inc. and TriQuint Optoelectronics, Inc. dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.
10.42.3	Assignment and Bill of Sale and Assumption Agreement by and between Agere Systems Inc. and TriQuint Technology Holding Co. dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.
10.43.4	Intellectual Property Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.
10.43.5	Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.

Exhibit No.	Description
10.43.7	Equity Purchase Agreement by and among Agere Systems Inc., Agere Systems International, LLC, Registrant, TriQuint International Holding Co., TriQuint International Holding LLC and Agere Systems de Mexico, S. DE R.L. DE C.V. dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.
10.45	Letter Agreement dated April 9, 2004 between Registrant and Todd A. DeBonis, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended March 31, 2004 filed with the SEC on May 10, 2004.
10.46	TriQuint Semiconductor, Inc. Nonqualified Deferred Compensation Plan, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on November 2, 2004.
10.47	Agreement and Plan of Reorganization by and among Sawtek Inc., TFR Acquisition, Inc., and TFR Technologies, Inc., dated as of December 14, 2004, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2005 filed with the SEC on March 15, 2005.
10.47.1	Amendment No. 1 to Agreement and Plan of Reorganization by and among Sawtek Inc., TFR Acquisition, Inc., and TFR Technologies, Inc., dated as of January 6, 2005, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2005 filed with the SEC on March 15, 2005.
10.48*	Purchase and Sale Agreement by and between TriQuint Optoelectronics, Inc. and Anthem Partners, LLC, dated as of March 7, 2005, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2005 filed with the SEC on March 15, 2005.
10.49	Asset Purchase Agreement by and between Registrant and CyOptics, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended March 31, 2005 filed with the SEC on May 11, 2005.
10.50	Letter Agreement dated July 20, 2005 between Registrant and Stephanie J. Welty, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on July 25, 2005.
10.51	TriQuint Semiconductor, Inc. Management Incentive Plan, dated as of March 2, 2006.±
12.1	Computation of Ratios of Earnings to Fixed Charges±
21.1	Subsidiaries of the Registrant±
23.1	Report and Consent of Independent Registered Public Accounting Firm±
24.1	Power of Attorney±
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended±
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended±
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002±

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

±	Included in this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.

Dated: March 16, 2006	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer (Principal Executive Officer)

Dated: March 16, 2006	By:	/s/ STEPHANIE J. WELTY
Stephanie J. Welty Vice President of Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ralph Quinsey and Stephanie Welty, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RALPH G. QUINSEY Ralph G. Quinsey	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ STEPHANIE J. WELTY Stephanie J. Welty	Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 16, 2006

/s/ STEVEN J. SHARP Steven J. Sharp	Chairman of the Board	March 16, 2006

/s/ PAUL A. GARY Paul A. Gary	Director	March 16, 2006

/s/ CHARLES SCOTT GIBSON Charles Scott Gibson	Director	March 16, 2006

/s/ NICOLAS KAUSER Nicolas Kauser	Director	March 16, 2006

/s/ WALDEN C. RHINES Walden C. Rhines	Director	March 16, 2006

/s/ EDWARD F. TUCK Edward F. Tuck	Director	March 16, 2006

/s/ WILLIS C. YOUNG Willis C. Young	Director	March 16, 2006

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Ralph G. Quinsey, certify that:

1. I have reviewed this annual report on Form 10-K of TriQuint Semiconductor, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ RALPH G. QUINSEY
Ralph G. Quinsey
President and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2006

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Stephanie J. Welty, certify that:

1. I have reviewed this annual report on Form 10-K of TriQuint Semiconductor, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ STEPHANIE J. WELTY
Stephanie J. Welty
Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Date: March 16, 2006

CERTIFICATION PURSUANT TO SECTION

1350 OF CHAPTER 63 OF TITLE 18

OF THE UNITED STATES CODE AS

ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Annual Report on Form 10-K of TriQuint Semiconductor, Inc. (“TriQuint”) for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), each of the undersigned officers of TriQuint, hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of TriQuint.

The undersigned have executed this Certification effective as of March 16, 2006.

/s/ RALPH G. QUINSEY
Ralph G. Quinsey
President and Chief Executive Officer (Principal Executive Officer)

/s/ STEPHANIE J. WELTY
Stephanie J. Welty
Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

TRIQUINT SEMICONDUCTOR, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TriQuint Semiconductor, Inc.:

We have audited the accompanying the consolidated balance sheets of TriQuint Semiconductor, Inc. and subsidiaries as of December 31, 2005, and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriQuint Semiconductor, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the each of the years in the three-years period ending December 31, 2005, in accordance with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TriQuint Semiconductor, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

March 14, 2006

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenues	$294,787	$312,971	$275,820
Cost of goods sold	210,446	213,416	188,162

Gross profit	84,341	99,555	87,658

Operating expenses:
Research, development and engineering	46,706	47,746	51,272
Selling, general and administrative	46,565	40,523	37,542
Reduction in workforce	341	429	1,763
Impairment of long-lived assets and goodwill	31	710	—
Gain on disposal of equipment	(505)	(13)	—
Acquisition related charges	1,654	—	—
Lease termination costs	—	—	41,962

Total operating expenses	94,792	89,395	132,539

Income (loss) from operations	(10,451)	10,160	(44,881)

Other income (expense):
Interest income	11,441	7,126	6,135
Interest expense	(9,846)	(10,730)	(12,009)
Foreign currency gain (loss)	4	2,125	(205)
Impairment charge—investments in other companies	(155)	(1,189)	(2,387)
Gain on recovery of previously impaired investment	954	—	8,450
Gain on retirement of debt	114	539	—
Other, net	163	187	(188)

Total other income (expense), net	2,675	(1,942)	(204)

Income (loss) from continuing operations, before income tax	(7,776)	8,218	(45,085)

Income tax expense (benefit)	(3,573)	397	(1,694)

Income (loss) from continuing operations	(4,203)	7,821	(43,391)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	8,183	(36,875)	(29,587)

Net income (loss)	$3,980	$(29,054)	$(72,978)

Basic per share net income (loss):
Income (loss) from continuing operations	$(0.03)	$0.06	$(0.32)
Income (loss) from discontinued operations	0.06	(0.27)	(0.22)

	$0.03	$(0.21)	$(0.54)

Diluted per share net income (loss):
Income (loss) from continuing operations	$(0.03)	$0.06	$(0.32)
Income (loss) from discontinued operations	0.06	(0.27)	(0.22)

	$0.03	$(0.21)	$(0.54)

Common equivalent shares:
Basic	139,566	136,936	133,920
Diluted	139,566	138,960	133,920

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$103,730	$89,719
Investments in marketable securities	197,377	108,778
Accounts receivable, net	51,286	35,654
Inventories, net	49,384	49,619
Prepaid expenses	5,170	2,653
Other current assets	7,514	5,568
Assets held for sale	—	1,524
Assets of disposal group held for sale	—	32,366

Total current assets	414,461	325,881

Long-term investments in marketable securities	105,615	189,555
Property, plant and equipment, net	190,789	199,518
Goodwill and intangible assets, net	4,652	2,261
Other noncurrent assets, net	13,224	5,185

Total assets	$728,741	$722,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,689	$10,527
Accrued payroll	9,423	7,928
Income tax liability	7,201	7,607
Other accrued liabilities	16,088	13,469
Capital leases, current portion	—	275
Liabilities held for sale	—	15,057

Total current liabilities	56,401	54,863
Long-term liabilities:
Convertible subordinated notes	218,755	223,755
Other long-term liabilities	2,975	2,395

Total liabilities	278,131	281,013

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $.001 par value, 600,000,000 shares authorized, 141,080,236 shares and 138,773,680 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	141	139
Additional paid-in capital	479,344	472,675
Accumulated other comprehensive loss	(3,135)	(1,707)
Accumulated deficit	(25,740)	(29,720)

Total stockholders’ equity	450,610	441,387

Total liabilities and stockholders’ equity	$728,741	$722,400

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Compensation	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2002	133,163	133	452,761	661	(195)	72,312	525,672
Issuance of common stock under plans	2,240	2	7,832	—	—	—	7,834
ESOP allocation	—	—	—	—	195	—	195
Accumulated other comprehensive income	—	—	—	(602)	—	—	(602)
Net loss	—	—	—	—	—	(72,978)	(72,978)

Balance, December 31, 2003	135,403	135	460,593	59	—	(666)	460,121
Issuance of common stock under plans	3,371	4	12,082	—	—	—	12,086
Accumulated other comprehensive income	—	—	—	(1,766)	—	—	(1,766)
Net loss	—	—	—	—	—	(29,054)	(29,054)

Balance, December 31, 2004	138,774	139	472,675	(1,707)	—	(29,720)	441,387
Issuance of common stock under plans	2,306	2	6,669	—	—	—	6,671
Accumulated other comprehensive income	—	—	—	(1,428)	—	—	(1,428)
Net loss	—	—	—	—	—	3,980	3,980

Balance, December 31, 2005	141,080	$141	$479,344	$(3,135)	$—	$(25,740)	$450,610

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$3,980	$(29,054)	$(72,978)

Net income (loss) from discontinued operations, net of tax	(8,183)	36,875	29,587

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34,860	37,879	36,017
Tax benefit allocated to continuing operations	(4,816)	—	—
Impairment of long-lived assets and goodwill	31	710	—
Gain on retirement of debt	(114)	(539)	—
Impairment charge—investments in other companies	155	1,189	2,387
(Gain) loss on disposal of assets	(505)	(13)	—
Lease termination costs	—	—	41,962
Gain on recovery of previously impaired investment	(954)	—	(8,450)
Unrealized ESOP compensation	—	—	195
Changes in assets and liabilities, net of assets acquired:
Accounts receivable, net	(15,065)	(155)	(630)
Inventories, net	654	3,267	(16,603)
Other assets	(6,273)	9,220	6,987
Accounts payable and accrued expenses	13,902	(3,317)	(737)

Net cash provided by continuing operations	17,672	56,062	17,737
Net cash used in discontinued operations	(3,262)	(15,839)	(44,565)

Net cash provided by (used in) operating activities	14,410	40,223	(26,828)

Cash flows from investing activities:
Purchase of available-for-sale investments	(501,883)	(526,695)	(1,271,527)
Maturity / sale of available-for-sale investments	496,165	500,985	1,279,817
Business acquisitions, net of cash acquired	(2,716)	—	—
Proceeds from sale of assets	2,224	60	—
Proceeds from note receivable	—	—	11,250
Capital expenditures	(22,334)	(24,317)	(27,112)

Net cash used in continuing operations	(28,544)	(49,967)	(7,572)
Proceeds from the sale of discontinued operations, net of fees	22,520	—	—
Business acquisitions, net of cash acquired	—	—	(40,151)
Net cash provided by discontinued operations	4,073	4,761	10,073

Net cash used in investing activities	(1,951)	(45,206)	(37,650)

Cash flows from financing activities:
Principal payments under capital lease and installment note obligations	(275)	—	(341)
Repurchase of convertible subordinated notes	(4,844)	(43,875)	—
Issuance of common stock, net	6,671	12,086	7,834

Net cash provided by (used in) financing activities	1,552	(31,789)	7,493

Net increase (decrease) in cash and cash equivalents	14,011	(36,772)	(56,985)
Cash and cash equivalents at beginning of period	89,719	126,491	183,476

Cash and cash equivalents at end of period	$103,730	$89,719	$126,491

Supplemental disclosures:
Cash paid for interest	$8,898	$10,225	$10,762
Cash paid for income taxes	$620	$655	$654
Preferred stock received in sale of discontinued operations	$4,500	$—	$—
Fair value of note receivable from sale of discontinued operations	$3,341	$—	$—
Payable due from business acquisition	$2,263	$—	$—

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands unless otherwise noted, except share and per share amounts)

Note 1.    The Company

TriQuint Semiconductor, Inc. (the “Company”) is a supplier of high performance modules and components for communications applications. The Company’s focus is on the specialized expertise, materials and know-how of radio frequency (“RF”) and other high and intermediate frequency applications. The Company’s primary markets include wireless handsets, broadband communications, wireless base stations and military systems. The Company provides customers with standard and custom products as well as foundry services. The Company’s products are designed on various wafer substrates including compound semiconductor materials such as gallium arsenide (“GaAs”) and piezoelectric crystals such as lithium tantalate (“LiTaO3”) and use a variety of process technologies including hetrojunction bipolar transistor (“HBT”), pseudomophic high electron mobility transistor (“pHEMT”), surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”). The Company’s customers include major communication companies worldwide.

The Company’s products are designed on various wafer substrates including compound semiconductor materials such as gallium arsenide (“GaAs”) and piezoelectric crystals such as lithium tantalate (“LiTaO3”). The Company uses a variety of process technologies using GaAs substrates including hetrojunction bipolar transistor (“HBT”), pseudomophic high electron mobility transistor (“pHEMT”). Using piezoelectric materials the Company manufactures surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”).

On April 29, 2005, the Company completed the sale of its optoelectronics operations in Pennsylvania and its optoelectronics subsidiary in Mexico. On July 13, 2005, the Company completed the sale of the land and building and related facilities occupied by the Company’s former optoelectronics operations in Pennsylvania. In accordance with accounting principles generally accepted in the United States (“GAAP”), the balance sheet at December 31, 2004 has been adjusted to reflect the assets and liabilities of the operations in Pennsylvania and Mexico optoelectronics operations as held for sale. Additionally, the statements of operations and cash flows for the years ended December 31, 2004 and 2003 have been adjusted to reflect the results of these optoelectronics operations as discontinued operations for the periods presented. As of December 31, 2005, no assets or liabilities associated with the sales of the operations and facility remained.

Note 2.    Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements for the periods presented include the accounts of the Company and its wholly owned subsidiaries, TFR Technologies, Inc., TriQuint Semiconductor Texas LP, TriQuint Semiconductor GmbH, Sawtek, Inc. and Sawtek SRL. Investments in which the Company does not exercise significant influence are recorded at cost (generally less than a 20% interest). The Company has no investments in which it exercises significant influence but which it does not control (20% to 50% ownership interest). All intercompany transactions and balances have been eliminated.

Reclassifications

Certain amounts in the December 31, 2004 and 2003 financial statements have been reclassified to conform to the December 31, 2005 presentation. Reclassifications made to the 2004 and 2003 financial statements include adjustments to reclassify certain expenses previously classified as selling, general and administrative expenses to better align with their functional classification. The adjustments were as follows:

•	For 2004, the Company reclassified $4,590 and $753, respectively, of expenses previously classified as selling, general and administrative to cost of goods sold and research, development and engineering.

•	For 2003, the Company reclassified $5,015 and $723, respectively, of expenses previously classified as selling, general and administrative to cost of goods sold and research, development and engineering.

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

Revenue Recognition

Revenues are primarily derived from the sale of standard and customer-specific products. The Company also receives revenue from foundry services, non-recurring engineering fees and cost-plus contracts for research and development work, which collectively are less than 5% of consolidated revenue for any period. The Company’s distribution channels include its direct sales staff, manufacturers’ representative firms, and distributors. Sales of products are generally made through either the Company’s sales force and independent buy/sell representatives or through a distributor. Revenues from the Company’s distributors in 2005, 2004 and 2003 were approximately $3,900, $4,300 and $4,600, respectively.

Revenues from standard and customer-specific products are recognized when title to the products pass to the buyer. Revenues from foundry services and non-recurring engineering fees are recorded when the service is completed or upon certain milestones as provided for in the agreements. Revenues from cost plus contracts are recognized in a manner so that the fees will reasonably reflect assured realization as the production is completed. Revenues from distributor sales are recognized when the product is sold to the distributor. The Company’s distribution agreements provide for selling prices that are fixed at the date of sale, although the Company occasionally offers price protections which are specific, of a fixed duration and reserved for by the Company. Further, the distributor is obligated to pay the amount and the price or payment obligation is not contingent on reselling the product; the distributor takes title to the product and bears substantially all of the risks of ownership; the distributor has economic substance; the Company has no significant obligations for future performance to bring about resale; and the amount of future returns can be reasonably estimated. The Company allows its distributor to return products for warranty reasons; and stock rotation rights, within certain limitations, and reserve for such instances. Customers can only return product for warranty reasons. If the Company is unable to repair or replace products returned under warranty, the Company will issue a credit for a warranty return.

Product Warranty

The Company sells products with warranties that the product will be free of faulty workmanship or defective materials and that that products will conform to the Company’s published specifications or other specifications mutually agreed to with the customer. The Company estimates the potential liability associated with these warranties based on a combination of factors including historical product return experience, known product warranty issues with specific customers, and judgment of expected levels of returns based on economic and other factors. An accrual for expected warranty costs results in a charge to the financial results in the period recorded. This liability can be difficult to estimate and, if the Company experiences warranty claims in excess of projections, the Company may need to record additional accruals which would adversely affect the financial results.

The liability for product warranties is included in “Other accrued liabilities” on the Company’s consolidated balance sheet. The following table provides a reconciliation of the activity related to the Company’s reserve for warranty:

	Years Ended December 31,
	2005	2004	2003
Beginning balance	$806	$1,636	$2,159
Additions	584	1,047	555
Deductions	(688)	(1,877)	(1,078)

Ending balance	$702	$806	$1,636

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables and forward currency contracts. The Company also has 4% convertible subordinated notes due in 2007. The fair value of the convertible subordinated notes is subject to significant fluctuations due to their convertibility into shares of the Company’s stock and other market conditions. The fair value of these notes is also sensitive to fluctuations in the general level of the U.S. interest rates.

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. See Note 6 for further discussion.

Cash Equivalents

The Company considers all highly liquid debt and other instruments purchased with an original maturity of three months or less to be cash equivalents. These investments include obligations of U.S. government agencies, corporate debt securities, commercial paper and money market funds. At December 31, 2005 and 2004, the Company’s cash equivalents were $78,009 and $69,401, respectively.

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

At December 31, 2005 and 2004 the Company’s investments consisted of U.S. treasury securities and obligations of U.S. government agencies, municipal notes and bonds, corporate debt securities, auction rate preferred securities and other investments. All were classified as available-for-sale.

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

Inventories

The Company states its inventories at the lower of cost or market. The Company uses a combination of standard cost and moving average cost methodologies to determine its cost basis for its inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to stating inventory at a lower of cost or market valuation, the Company also evaluates it each period for excess quantities and obsolescence. This evaluation, based on historical experience and the Company’s judgment of economic conditions, includes identifying those parts specifically identified as obsolete and reserving for them, analyzing forecasted demand versus quantities on hand and reserving for the excess, and identifying and recording other specific reserves. If future demand or market conditions are less favorable than projections and the Company fails to reduce manufacturing output accordingly, additional inventory reserves may be required and would have a negative impact on the Company’s gross margin in the period the adjustment is made.

Property, Plant & Equipment

Property, plant and equipment is recorded at cost. Machinery and equipment under capital leases is stated at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value of the leased assets at the inception of the lease.

Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows: three to seven years for machinery and equipment, furniture and fixtures and computer equipment and software; fifteen years land improvements; twenty years for building equipment; and 39 years for buildings. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the term of the related lease, generally three to seven years. Asset lives are reviewed periodically to determine if appropriate and adjustments are made as necessary. Depreciation begins at the time assets are placed in service. Maintenance and repairs are expensed as incurred. For 2005, 2004 and 2003, the Company incurred depreciation expense of $32,613, $34,944 and $32,250, respectively.

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

The Company performs its annual goodwill impairment tests in the fourth quarter of the year, or more frequently if circumstances indicate it might be impaired. The amount of impairment, if any, is recognized to the extent that the carrying amount exceeds the asset’s fair value. Financing costs related to the issuance of debt are capitalized as other noncurrent assets, net and amortized to interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Intangible assets are included in other non-current assets in the Consolidated Balance Sheet. See Note 8 for additional discussion of goodwill and other intangible assets.

Investments in Privately Held Companies

The Company accounts for these investments at cost unless their value has been determined to be other than temporarily impaired, in which case the investment is impaired to its current value. The investments are included in other noncurrent assets in the Consolidated Balance Sheet. The Company reviews the investments periodically for impairment and makes appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. The Company evaluates the financial condition of the investee, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or poor operating results of the investees could result in additional other-than-temporary losses in future periods. See Note 14 for further discussion of impairments that have been recorded by the Company.

Assets Held for Sale

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has classified as held for sale at December 31, 2004 and 2003, certain buildings, land, machinery and equipment, and intangible assets that the Company was marketing and expected to sell within one year. In addition, due to the sale of its optoelectronics operations in 2005, the balance sheets at December 31, 2004 and 2003 were adjusted to reflect the assets and liabilities of this operation as held for sale. There were no assets or liabilities remaining as of December 31, 2005. See Note 9 for further discussion.

Research and Development Costs

The Company charges research and development costs associated with the development of new products to expense when incurred. Engineering and design costs related to revenues on nonrecurring engineering services billed to customers are classified as cost of goods sold.

Advertising Costs

The Company expenses advertising costs as incurred.

Comprehensive Income (Loss)

The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. The components of comprehensive income include unrealized holding gains and losses on available-for-sale investments and unrealized gains and losses on cash flow hedges which are included as a separate component of stockholders’ equity until realized. For the years presented, other comprehensive loss approximates net income or net loss. The components of comprehensive income (loss) were as follows:

	Years Ended December 31,
	2005	2004	2003
Net income (loss)	$3,980	$(29,054)	$(72,978)

Other comprehensive income (loss):
Net unrealized gain (loss) on cash flow hedges	(372)	326	(43)
Net unrealized loss on available for sale investments	(1,056)	(2,092)	(559)

Comprehensive income (loss)	$2,552	$(30,820)	$(73,580)

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income or net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include options granted pursuant to the Company’s stock option plans and potential shares related to the Employee Stock Purchase Plan and convertible subordinated debt. A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for 2005, 2004 and 2003 is presented in Note 7.

Income Taxes

The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between the financial statement carrying value and the tax bases of assets and liabilities. Valuation allowances are established in accordance with SFAS No. 109, Accounting for Income Taxes, to reduce deferred tax assets to the amount expected to “more likely than not” be realized in future tax returns. Tax law and rate changes are reflected in the period such changes are enacted.

The Company is subject to taxation from federal, state and international jurisdictions. A significant amount of management judgment is involved with our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. The Company evaluates liabilities for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and international tax jurisdictions. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of December 31, 2005, the Company was not under audit by the U.S. income taxing authorities. The Company concluded federal income tax audits for the U.S. consolidated tax group on earlier years, most recently for 2000 and 2001. A 2001-2003 German tax audit of our subsidiary, TriQuint Semiconductor GmbH, was completed during the third quarter of 2005. No significant adjustments were required as a result of the resolution of the audit. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate liability has been established for estimated exposures.

The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. The Company considers future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. The Company evaluates the need for a valuation allowance on a regular basis and adjusts the balance as needed. These adjustments have an impact on the Company’s financial statements in the periods in which they are recorded. In 2002, the Company determined that a valuation allowance should be recorded against all of the Company’s deferred tax assets based on the criteria of SFAS No. 109, Accounting for Income Taxes. As December 31, 2005, this valuation allowance was still in place.

Foreign Currency Remeasurement

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations are remeasured at an average exchange rate for the year. See Note 12 for additional information about the Company’s foreign currency remeasurement activity.

Derivatives and Hedging

The Company enters into forward currency contracts for hedging purposes and accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The purpose of the forward currency hedges is to minimize the variability of cash flows associated with the anticipated transactions being hedged. As changes in foreign currency exchange rates impact the U.S. dollar value transactions, the fair value of the forward contracts also changes, offsetting the foreign currency exchange rate fluctuations. Changes in the fair value of derivatives are recorded in each period in income or other comprehensive income, depending on the types and effectiveness of the hedges.

On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign currency fair value or cash flow hedge (foreign currency hedge), or a hedge of a net investment in a foreign operation. For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Changes in the fair-value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of derivatives that are highly effective as hedges and that are designated and qualify foreign-currency hedges are recorded in either earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge or cash flow hedge.

Additional information about the Company’s use of derivative instruments is presented in Note 12.

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

ESOP Compensation Expense

The Company has an employee stock ownership plan (“ESOP”), which is described in Note 17. The Company accounts for the ESOP shares acquired prior to January 1, 1993 in accordance with Statement of Position (“SOP”) 76-3, Accounting Practices for Certain Employee Stock Ownership Plans, which requires compensation expense to be measured using the cost basis of the shares when the shares are committed to be released to employees. Compensation expense associated with the allocation of the ESOP shares was $195 for 2003. There was no allocated compensation expense for 2005 and 2004, as all shares were allocated as of December 31, 2003.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described in Note 17. During the periods presented, the Company accounted for compensation cost related to employee stock options and other forms of employee stock-based compensation plans other than ESOP in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. During the periods, the Company also applied SFAS No. 123, Accounting for Stock-Based Compensation, which allowed entities to continue to apply the provisions of APB No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. Beginning in the first quarter of 2006, the Company will be required to account for stock-based compensation under SFAS No. 123(R), Share-Based Payment, which will require the Company to recognize the cost on its financial statements. See “Recent Accounting Pronouncements” below for further discussion.

The Company has applied the provisions of APB No. 25 in accounting for its plans through December 31, 2005. As the fair value was equal to the grant price on the date of grant, no compensation cost were recognized for its stock-based compensation awards in the financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock-based compensation awards under SFAS No. 123, the Company’s net loss would have been adjusted to the pro forma amounts indicated in the following table:

	Years Ended December 31,
	2005	2004	2003
Net income (loss) as reported	$3,980	$(29,054)	$(72,978)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax(1)	(19,306)	(37,042)	(53,559)

Pro forma net loss	$(15,326)	$(66,096)	$(126,537)

Earnings (loss) per share:
Basic—as reported	$0.03	$(0.21)	$(0.54)
Diluted—as reported	$0.03	$(0.21)	$(0.54)

Basic—pro forma	$(0.11)	$(0.48)	$(0.94)
Diluted—pro forma	$(0.11)	$(0.48)	$(0.94)

(1)	On November 11, 2004, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of those employee stock options, excluding option grants to the Company’s board members and chief executive officer, with an option price equal to or greater than $9.00 per share. As a result, approximately 832,793 options with varying remaining vesting schedules were subject to the acceleration provision and became immediately exercisable. In addition, on November 10, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of those employee stock options, excluding option grants to the Company’s board members and chief executive officer, with an option price equal to or greater than $5.35 per share. As a result of this acceleration, approximately 2,041,587 options with varying remaining vesting schedules were subject to the acceleration provision and became immediately exercisable. The accelerations were done as part of a comprehensive review of the Company’s entire benefits program. The decision to accelerate some of the Company’s options was made after review of the Company’s current stock price, the competitive standpoint for the Company from the options, the benefit of the options to the employees and the potential effects of SFAS No. 123(R). The Company’s stock price was $4.00 on November 11, 2004 and $4.59 on November 10, 2005, as reported on the NASDAQ National Market. The total pro-forma stock-based employee compensation expense of $37,042 for 2004 included approximately $4,223 of expense resulting from the November 11, 2004 acceleration. The total pro-forma stock-based employee compensation expense of $19,306 for 2005 included approximately $5,720 of expense resulting from the November 10, 2005 acceleration.

The pro forma amounts reflected above may not be reflective of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years. The fair value of employee stock options and employee stock purchase plans was estimated on the date of the grant using the Black-Scholes option-pricing model with the following average assumptions:

	Years Ended December 31,
Stock Option Plans	2005	2004	2003
Risk free interest rates	4.05%	3.43%	3.52%
Expected life in years	4-5 years	4-5 years	5-6 years
Expected volatility	76%	87%	93%
Per share weighted-average grant-date fair value	$1.96	$4.09	$3.19

	Years Ended December 31,
Employee Stock Purchase Plans	2005	2004	2003
Risk free interest rates	3.65%	1.89%	1.24%
Expected life in years	0-2 years	0-2 years	0-2 years
Expected volatility	59%	60%	71%
Per share weighted-average grant-date fair value	$1.30	$1.84	$2.56

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flow. Prior to January 1, 2006, the Company used the Black-Scholes model for option expense calculation and presented pro forma disclosure of the statements of operations effect in financial statement footnotes only under APB No. 25. However, under SFAS No. 123(R), effective January 1, 2006 for the Company, pro forma disclosure of the statements of operations effects of share-based payments will no longer be an alternative and all share-based payments to employees, including grants of employee stock options, will be recognized in the financial statements based on their fair values. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date.

In March 2005, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 107, to provide guidance on SFAS No. 123(R). SAB No. 107 provides the Staff’s view regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R) and disclosure in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R). SAB No. 107 was effective March 29, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Currently, the Company expects the effect of SFAS 123(R) and SAB No. 107 to be approximately $2 million (unaudited) in the first quarter of 2006 and between $7 million and $10 million (unaudited) for the full year. However the forecasted effect require significant estimates as the full effect is dependant upon future grant activity, future forfeiture and exercise rates, the Company’s stock price at grant date, the Company’s future stock price volatility, and other variables. These factors could change substantially and have a material effect on the Company’s estimates.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, in an effort to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes its current accounting policy complies with the requirements of the new standard and the adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In addition, the EITF is currently discussing Issue No. 06-C, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences. Statement No. 43 provides guidance for accounting for compensated absences and states that an employer shall accrue a liability for employees’ compensation for future absences if certain conditions are met. However, since certain compensated absences such as sabbatical leave do not typically vest, there is uncertainty whether employee rights to the compensated absence accumulate and meet the conditions of Statement No. 43. Currently, the Company does not accrue for sabbatical leave until the employee vests. The Company does not believe the resolution of the issue will have a material impact on our financial statements.

Note 3.    Business Combinations

On January 5, 2005, the Company completed the acquisition of TFR Technologies, Inc. (“TFR”), a manufacturer and developer of thin film resonator filters for communication applications using bulk acoustic wave (“BAW”) technology. The Company paid $2,920 in cash on the closing date and paid an additional $2,263 in January 2006. The Company is also obligated to pay royalties on revenues it recognizes from sales of TFR technology based products over the four year period subsequent to the closing date, up to a maximum of $3,000. Additionally, the Company expects to incur employee retention charges of up to $1,738, which will be expensed over a period of up to 18 months after the closing date. During 2005, the Company incurred and expensed $1,654 of these employee retention charges.

The Company accounted for the TFR acquisition as a purchase in accordance with SFAS No. 141, Business Combinations. Details of the purchase price are as follows:

Cash paid at closing	$2,920
Cash due within one year	2,263
Acquisition costs	166

Total	$5,349

The purchase price was allocated to TFR’s assets and liabilities based upon fair values as follows:

Cash	$370
Accounts receivables and other assets(1)	678
Inventory(1)	419
Property, plant and equipment	716
Intangible assets (Note 8)	936
Goodwill (Note 8)(1)	2,689
Payables and other liabilities(1)	(459)

Total	$5,349

(1)	During the third and fourth quarters of 2005 and in accordance with SFAS No. 141, the Company adjusted the purchase price allocation to correct the beginning balance of TFR’s assets and liabilities on the date of purchase. The adjustments are reflected as an adjustment to goodwill.

The results of operations for the TFR business are included in the Company’s consolidated statements of operations for 2005. Pro forma results of operations have not been presented for this acquisition because its effect was not material to the Company on either an individual or aggregate basis.

Note 4.    Discontinued Operations

On January 2, 2003, the Company completed an acquisition of a substantial portion of the optoelectronics business of Agere Systems Inc. (“Agere”) for $40,000 in cash plus acquisition costs and certain assumed liabilities. The transaction included the products, technology and some facilities related to Agere’s optoelectronics business, which includes optical active and passive components, optical amplifiers, optical transceivers and other optical products. As part of the acquisition, the Company has also assumed operation of the back-end assembly and test operations associated with these components at a leased facility in Matamoros, Mexico. The Company acquired this business to expand its market and product offerings in its optical networks business.

During the first quarter of 2005, the Company concluded that its optoelectronics operations were not going to meet the revenue projections it made when the Company initially acquired the operations from Agere in January 2003. Further, significant reductions in average selling prices combined with reduced valuation for new technologies resulted in continued losses from these operations for the Company. As a result, the Company announced the sale of these operations on April 14, 2005 and entered into an agreement to sell its optoelectronics operations in Breinigsville, Pennsylvania and its optoelectronics subsidiary in Matamoros, Mexico to CyOptics. With the sale, the Company believes it will benefit from focusing its attention on its wireless handset, broadband communications, wireless base station, military system markets and build upon its portfolio of GaAs semiconductor and filter products. The transaction allowed the Company to exit its optoelectronics operation that manufactured indium phosphide (“InP”) optical components. The sale, completed on April 29, 2005, was an asset sale including the products, manufacturing equipment, inventory, the Mexican entity, related intellectual property rights and other assets that constitute the operations that manufacture InP optical chips and components for the optical networking market. CyOptics paid the Company the following consideration: $13,500 cash at closing, $4,500 of CyOptics’ preferred stock (representing approximately 10% of the voting shares of CyOptics) and a promissory note in the amount of $5,633, which was recorded net of a $2,292 discount to record the note at current market rates. The value of the preferred stock was objectively determined based on the cash paid by unrelated investors for the same series of preferred stock that the Company received in the transaction. These investors contributed cash for their shares around the same time the Company completed its transaction. The promissory note, which is senior to the preferred stock, was valued by considering a number of factors, including a third-party appraisal. CyOptics also assumed certain liabilities associated with the optoelectronics operations, such as warranty obligations to customers.

Separately, on July 13, 2005, TriQuint Optoelectronics, a wholly-owned subsidiary of the Company, completed the sale of the land and building and related facilities occupied by the Company’s former optoelectronics operations in Breinigsville, Pennsylvania to Hamilton TEK Partners, LP (“Hamilton”) for $9,300. Pursuant to the sale, the Company assigned to Hamilton a lease it had executed with CyOptics for approximately 90,000 square feet of the 849,000 square foot facility. The lease was executed on April 29, 2005 and was for a period of two years, with an option to renew. In association with the sale, the Company has provided Hamilton with a guarantee on CyOptics’ obligation under the original lease term. The financial impact of the sale, including the lease guarantee, and the sale of the operations resulted in a gain of $11,620 in 2005.

The Company’s consolidated financial statements have been reclassified for all periods presented to reflect the Breinigsville, Pennsylvania and Matamoros, Mexico optoelectronics operations as discontinued operations. The Company first reflected these operations as discontinued operations in the first quarter of 2005 when the Company decided to discontinue the operations. In accordance with GAAP, the revenues, costs and expenses directly associated with the optoelectronics business have been reclassified as discontinued operations on the consolidated statements of operations for all periods presented. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations. Additionally, assets and liabilities of the Breinigsville, Pennsylvania and Matamoros, Mexico operations have been reclassified as held for sale on the Company’s consolidated balance sheets for all periods presented, and the Company’s consolidated statements of cash flows have been reclassified to reflect the operations in Breinigsville, Pennsylvania and Matamoros, Mexico as discontinued operations for all periods presented.

Operating results of the discontinued optoelectronic operations are as follows:

	Year Ended December 31,
	2005(1)	2004	2003
Revenues	$10,000	$34,034	$36,452
Cost of goods sold	8,295	37,750	42,117

Gross profit	1,705	(3,716)	(5,665)

Total operating expenses	349	33,101	23,840

Income (loss) from operations	1,356	(36,817)	(29,505)
Other income	23	(30)	68

Income (loss) from discontinued operations before income tax expense	1,379	(36,847)	(29,437)

Gain on disposal(2)	11,620	—	—
Income tax expense	4,816	28	150

Net income (loss) from discontinued operations	$8,183	$(36,875)	$(29,587)

(1)	As a result of the sale of the operations in April 2005, the results for 2005 represented only four months of operations.

(2)	The gain on disposal for 2005 represented gain recorded on the sale of the Company’s optoelectronics operations in Breinigsville, Pennsylvania and its optoelectronics subsidiary in Matamoros, Mexico to CyOptics and the gain recorded on the sale of the Company’s Pennsylvania facility to Hamilton.

The carrying value of the assets and liabilities held for sale of the discontinued optoelectronic operations included in the consolidated balance sheets were as follows:

	December 31, 2005	December 31, 2004
Assets held for sale:
Cash	$—	$285
Accounts receivable, net	—	4,477
Inventories, net	—	10,127
Other long-term assets(1)	—	16,130
Prepaid expenses	—	637
Other assets	—	710

Assets held for sale	$—	$32,366	(2)

Liabilities held for sale:
Accounts payable and accrued expenses	$—	$14,685
Other liabilities	—	372

Liabilities held for sale	$—	$15,057

(1)	Prior to the sale of the Company’s optoelectronics operations in Breinigsville, Pennsylvania and Matamoros, Mexico, the Company had identified certain long-term assets as held for sale. These assets included the Pennsylvania facility ($8,000), a variety of equipment used for optoelectronics fabrication and assembly operations at the Pennsylvania and Mexico facilities, and intangible assets related to the optoelectronics business. During 2005, the Company sold $15,630 of the assets it had classified as held for sale as of December 31, 2004, including the Pennsylvania facility and $6,737 of long-lived assets as a result of the sale of the operations to CyOptics. Additionally, the Company disposed of $234 of the assets during the 2005 and transferred $266 of the assets classified as held for sale to the Company’s Oregon, Texas and Florida operations and reclassified these assets as held and used at their fair value.

(2)	At December 31, 2004, the Company also classified certain assets from its continuing operations as held for sale. See Note 9 for further discussion.

Note 5.    Selected Financial Statement Information

	December 31, 2005	December 31, 2004
Accounts receivable, net:
Trade accounts receivable	$52,041	$36,400
Allowance for doubtful accounts	(755)	(746)

	$51,286	$35,654

Inventories, net:
Raw materials	$16,598	$19,617
Work-in-process	21,487	14,656
Finished goods	11,299	15,346

	$49,384	$49,619

Property, plant and equipment, net:
Land	$19,691	$19,691
Buildings	88,918	89,009
Leasehold improvements	4,719	4,403
Machinery and equipment	242,502	238,073
Furniture and fixtures	4,952	4,903
Computer equipment and software	20,777	21,042
Assets in process	15,115	3,961

	396,674	381,082
Accumulated depreciation	(205,885)	(181,564)

	$190,789	$199,518

Accrued payroll:
Accrued payroll and taxes	$3,789	$3,380
Accrued vacation and sick pay	4,920	3,832
Self-insurance liability	714	716

	$9,423	$7,928

Other accrued liabilities:
Warranty liability	$702	$806
Accrued interest payable	2,916	2,983
Accrued acquisition costs	3,722	—
Other	8,748	9,680

	$16,088	$13,469

Note 6.    Investments in Marketable Securities

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2005 and 2004 consisted of the following:

At December 31, 2005	Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Available-for-sale:
U.S. treasury securities and obligations of U.S government agencies	$229,897	$—	$(2,940)	$226,957
Corporate debt securities and other	76,215	—	(180)	76,035

	$306,112	$—	$(3,120)	$302,992

At December 31, 2004	Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Available-for-sale:
U.S. treasury securities and obligations of U.S government agencies	$230,829	$15	$(1,819)	$229,025
Corporate debt securities and other	69,494	1	(187)	69,308

	$300,323	$16	$(2,006)	$298,333

Investments by contractual maturity are as follows:

	December 31, 2005		December 31, 2004
	Cost	Fair Value	Cost	Fair Value
Due or callable in one year or less	$198,730	$197,377	$109,151	$108,778
Due after one year through 42 months	$107,382	$105,615	$191,172	$189,555

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the investee; and operational and financing cash flow factors. At December 31, 2005 and 2004, all unrealized holding losses were considered to be temporary as the Company has the ability and intent to hold the investments until a recovery of fair value. During 2005, 2004 and 2003, the Company had not recorded record any other-than-temporary impairments on its investments.

Note 7.    Net Income (Loss) Per Share

Net income (loss) per share is presented as basic and diluted net income (loss) per share. Basic net income (loss) per share is net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is similar to basic net income (loss) per share, except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect. Further, under SFAS No. 128, Earnings per Share, continuing operations is the governing measure for the determination of antidilution.

The following summarizes the elements included in the calculation of basic and diluted earnings (loss) per share for 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
Net income (loss) from continuing operations	$(4,203)	$7,821	$(43,391)
Net income (loss) from discontinued operations	8,183	(36,875)	(29,587)

	$3,980	$(29,054)	$(72,978)

Weighted-average shares outstanding—Basic	139,566	136,936	133,920
Dilutive securities	—	2,024	—

Weighted-average shares outstanding—Dilutive	139,566	138,960	133,920

Basic Earnings (Loss) per Share:
Net income (loss) per shares from continuing operations	$(0.03)	$0.06	$(0.32)
Net income (loss) per shares from discontinued operations	0.06	(0.27)	(0.22)

	$0.03	$(0.21)	$(0.54)

Diluted Earnings (Loss) per Share:
Net income (loss) per shares from continuing operations	$(0.03)	$0.06	$(0.32)
Net income (loss) per shares from discontinued operations	0.06	(0.27)	(0.22)

	$0.03	$(0.21)	$(0.54)

For 2005, 2004 and 2003, options and other exercisable convertible securities under the treasury stock method totaling 20,762 shares, 16,727 shares and 16,600 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

Note 8.    Goodwill and Other Acquisition-Related Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to perform impairment tests of goodwill at least annually or when events and circumstances warrant. The Company performs this test in the fourth quarter of each year unless indicators warrant testing at an earlier date. At December 31, 2005, there were no events or circumstances warranting impairment and therefore the Company did not record any impairments of intangible assets during the year.

Information regarding the Company’s other acquisition-related intangible assets is as follows:

	Useful Life (Years)	December 31, 2005			December 31, 2004
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill		$3,139	$—	$3,139	$450	$—	$450
Amortizing:
Patents, trademarks and other	2 - 10	8,352	6,839	1,513	7,416	5,605	1,811

Total intangible assets		$11,491	$6,839	$4,652	$7,866	$5,605	$2,261

During the year ended December 31, 2005, the Company recorded $2,689 of goodwill and $936 of amortizing intangible assets associated with the Company’s acquisition of TFR (see Note 3). The fair value of the intangible assets acquired as part of the acquisition, which were given useful lives that range from less than one year to ten years, were determined by management, which considered a number of factors including an evaluation by an independent appraiser. The goodwill was recorded as the excess of the total consideration paid for TFR, less the net assets identified.

Amortization expense of intangible assets was approximately $1,234, $1,831 and $2,534 for 2005, 2004 and 2003, respectively. Amortization expense related to intangible assets at December 31, 2005 in each of the next five fiscal years and beyond is expected to be as follows:

2006	$390
2007	258
2008	239
2009	239
2010	149
Thereafter	238

$1,513

Note 9.    Assets and Liabilities Held for Sale

As of December 31, 2005, the Company had no assets classified as held for sale. However, at December 31, 2004, the Company had $32,366 of assets related to its optoelectronics operations and $1,524 of assets related to its continuing operations classified as held for sale. These balances at December 31, 2004 were comprised of the following:

•

The Company held $32,366 of assets related to the Company’s optoelectronics operations in Breinigsville, Pennsylvania and Matamoros, Mexico. The operations were sold in April 2005 and in accordance with GAAP, the Company classified the assets as held for sale on the Company’s consolidated balance sheet for all periods presented. As of December 31, 2005 the Company had successfully disposed of these assets (see Note 4 for further discussion).

•	As of December 31, 2004, the Company held for sale $850 of assets obtained from the liquidation of an investment the Company had in a privately held company. During the first quarter of 2005, the Company sold $725 of the assets and disposed of $33 of the assets, resulting in a net gain of $5. The Company also reclassified $62 of the assets during the period as held and used at their fair value in accordance with GAAP. During the second quarter of 2005, the Company disposed of the remaining $30 of assets and during the third quarter of 2005 sold intellectual property acquired from the liquidation for a gain of $954. As of December 31, 2005, the Company had disposed of these assets.

•	As of December 31, 2004, the Company held for sale $674 of equipment located at the Company’s Texas facility. During the first quarter of 2005, the Company transferred these assets back into production at their fair value in accordance with GAAP. As a result of the transaction, the Company recorded an impairment charge of $31 during the first quarter of 2005. As of December 31, 2005, none of these assets remained classified as held for sale.

For 2004, the Company reclassified $1,092 of assets held for sale to held and used at their carrying value. The reclassification was the result of the assets being transferred to other locations to replace or enhance existing capacity at the location. No adjustment was necessary for depreciation expense for the period of time the assets were classified as held for sale as the assets had never been placed into service. Additionally during 2004, the Company classified $14 of assets at its Texas facility as held for sale and sold $60 of assets classified as held for at this facility. No gain or loss was recorded on these asset sales. Further, in the fourth quarter of 2004, the Company recorded an impairment of $320 on a portion of the assets at its Texas facility classified as held for sale (see Note 14).

As December 31, 2004, the Company also held $15,057 of liabilities classified as held for sale. These liabilities are the liabilities recorded by the Company’s former optoelectronics operations in Breinigsville, Pennsylvania and Matamoros, Mexico. In accordance with GAAP, these liabilities were classified as held for sale on the Company’s consolidated balance sheets for all periods presented due to the sale of these operations in the second quarter of 2005 (see Note 4). As December 31, 2005, there were no liabilities remaining as held for sale.

Note 10.    Convertible Subordinated Notes

In February and March 2000, the Company completed the sale of $345,000 aggregate principal amount of 4% convertible subordinated notes due March 1, 2007, raising approximately $333,900 net of fees and expenses. The notes are unsecured obligations of the Company, subordinated to all of the Company’s present and future senior indebtedness and do not contain significant restrictive covenants. Interest on the notes is payable in arrears semiannually on each March 1 and September 1. The notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company’s common stock at a conversion price per share of $67.80, subject to certain adjustments. Financing costs related to the issuance of the debt are capitalized as “Other noncurrent assets, net” on the Company’s condensed balance sheet, and are amortized over the term of the related debt using the straight-line method which approximates the effective interest method. Since issuance, the Company has made various repurchases of the outstanding bonds, reducing the balance outstanding. The following schedule summarizes the repurchases during the years presented:

Year of repurchase	Book value of notes repurchased	Cost of notes repurchased	Gain on repurchase	Bond issuance costs written-off
2005	$5,000	$4,844	$114	$42
2004	$45,000	$43,875	$539	$586
2003	$—	$—	$—	$—

At December 31, 2005, the Company had $218,755 of convertible subordinated notes outstanding and net capitalized issuance costs of $1,173, as compared to $223,755 of convertible subordinated notes outstanding and $2,228 of net capitalized issuance costs at December 31, 2004. During 2005, 2004 and 2003, the Company amortized $1,013, $1,104 and $1,233, respectively, of the capitalized issuance costs. The fair value of the outstanding convertible subordinated notes at December 31, 2005 and 2004 was $212,192 and $217,042, respectively.

Note 11.    Income Taxes

Domestic and foreign pre-tax income (loss) for 2005, 2004 and 2003 were as follows:

	Years Ended December 31,
	2005	2004	2003
Domestic	$(16,949)	$(9,905)	$(59,315)
Foreign	9,173	18,123	14,230

	$(7,776)	$8,218	$45,085

Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003, consisted of the following:

	Years Ended December 31,
	2005	2004	2003
Current:
Federal	$(405)	$(335)	$741
State	—	(53)	(1,916)
Foreign	1,648	785	(519)

	1,243	397	(1,694)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Tax benefit allocated to discontinued operations	(4,816)	—	—

	(4,816)	—	—

Net income tax expense (benefit)	$(3,573)	$397	$(1,694)

The effective tax rate differed from the federal statutory income tax rate for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Years Ended December 31,
	2005	2004	2003
Tax computed at the federal statutory rate	(35.0)%	35.0%	(35.0)%
State income tax, net of federal effect	0.9	(0.4)	(1.8)
Increase in valuation allowance	16.1	(95.4)	36.3
Non-deductible merger costs	21.2	9.6	—
Current benefit of tax exemption of Costa Rican subsidiary	(25.0)	(39.1)	(8.6)
Subpart F income	44.0	99.6	4.9
IRS settlement	—	—	4.5
Tax benefit allocated to continuing operations from discontinued operations	(61.8)	—	—
Other, including credits, tax-exempt interest income and dividend income	(6.3)	(4.5)	(4.1)

Effective tax rate	(45.9)%	4.8%	(3.8)%

The tax effects of significant items comprising the Company’s deferred tax asset and liability as of December 31, 2005 and 2004 were as follows:

	December 31, 2005	December 31, 2004
Deferred tax assets:
Amortization and depreciation	$37,359	$44,303
Capital research and development expenditures	2,955	—
Reserves and allowances	514	1,773
Accrued liabilities	2,127	3,342
Impairment of investment in other companies	3,813	5,697
Inventory	6,109	5,385
Net operating loss carryforwards	57,018	45,230
Capital loss carryforwards	5,763	6,185
Research and development, and other credits	1,866	1,807
Other	645	(128)

Total deferred tax asset	118,169	113,594

Valuation allowance	(118,169)	(113,594)

Net deferred tax asset	$—	$—

The Company recorded a tax benefit from continuing operation of $3,573 and $1,694 for 2005 and 2003, and a tax provision from continuing operations of $397 for 2004. The provision for 2005 and 2004 does not reflect a benefit for current year losses due to a full valuation allowance against deferred tax assets. The net change in total valuation allowance for the deferred tax assets for 2005 was an increase of $1,252. For 2004 and 2003 the net change in the valuation allowance for the deferred tax assets was a net decrease of $7,843 and a net increase of $16,370, respectively.

In assessing if the deferred tax assets are realizable, SFAS No. 109 establishes a more likely than not standard. If it is determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Although the Company anticipates future sustained profitability, SFAS No. 109 requires that recent historical operating performance and income projections be considered in assessing if the deferred tax assets are realizable. The more likely than not assessment was principally based upon the tax losses generated during 2005, 2004 and 2003.

At December 31, 2005, the Company had approximately $185,711 of net operating loss carryforwards to offset future U.S. taxable income, expiring from 2006 through 2025, $107,965 for state tax purposes, expiring 2007 through 2025. Additionally, during 2003 the Company generated $16,248 of capital loss carryforwards to offset future capital gains, which will expire in 2008. The Company has placed a full valuation allowance against the tax effect of all net operating and capital loss carryforwards.

For 2005 and 2004, the Company generated $2,129 and $3,142 of net operating loss carryforwards resulting from stock option transactions, which were offset by a valuation allowance. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to additional paid in capital is approximately $5,147. The Company will record benefits to additional paid in capital as the net operating losses are realized pursuant to SFAS No 109.

During 2003, the Company settled an IRS tax examination relating to the 2000 and 2001 tax years, which resulted in the reduction of net operating loss carryforwards by $2,292 and $10,105, respectively.

The Company provided for deferred taxes on the non-repatriated earnings of its subsidiary in Costa Rica prior to fiscal 2000. This subsidiary benefited from a complete exemption from Costa Rican income taxes through 2003 and 75% exemption thereafter through 2007. In 2000, the Company determined that its investments in Germany and Costa Rica were permanent and that its earnings are considered indefinitely reinvested; and, accordingly, no provision for U.S. federal and state income taxes has been provided for 2005, 2004 or 2003. In the event the Costa Rican or German subsidiary remits these earnings to the U.S. parent, the earnings may be subject to U.S. federal and state income taxes. The estimated unrecognized deferred income tax liability on these unremitted earnings at December 31, 2005, 2004 and 2003 was $43,348, $46,285 and $44,300, respectively.

On October 22, 2004, the American Jobs Creation Act was signed into law, which included a deduction of 85% of certain foreign earnings that are repatriated, provided certain restrictions are met. The Company may elect to apply this provision to qualifying earnings repatriations in either 2005 or 2006. The Company evaluated the effects of the repatriation provisions. The range of possible amounts that the Company considered for repatriation under the provision was between zero and $145 million. The related potential range of income tax was between zero and $6.1 million. The Company chose not to repatriate earnings due to the 15% dividend withholding tax and the 15% taxable income portion of the dividend which could not be offset with net operating loss carryforwards.

Note 12.    Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations for each month are remeasured at the prior month’s balance sheet rate. To manage its exposure to foreign currency exchange rate fluctuations, the Company enters into derivative financial instruments, including hedges. The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized into earnings. For 2005, the Company reported foreign currency gains from remeasurement and hedging activity of $4, compared $2,125 for 2004 and foreign currency losses from remeasurement of $205 for 2003. The gains recorded in 2004 were primarily due to the revaluation of a euro based non-trade receivable related to the repayment of the contingent earnout deposit from the Infineon acquisition (see Note 18 for further discussion).

As of December 31, 2005 and 2004, the notional amounts of the Company’s currency exchange contracts outstanding were approximately $3,385 and $39,028, respectively. The notional value of the contracts designated as cash flow hedges at December 31, 2005 and 2004 were approximately $3,385 and $7,047, respectively. The contracts designated as balance sheet hedges at December 31, 2004 were approximately $31,981. There were no contracts outstanding at December 31, 2005 designated as balance sheet hedges.

Note 13.    Reduction in Force

During 2005, the Company recorded a charge to earnings of $341 for severance related costs associated with a reduction in force of approximately 130 employees at the Company’s Florida and Costa Rica operations. This reduction in force was made due to declining quarterly revenues from these operations and the Company’s ongoing effort to align costs and capacity with its levels of production and revenues. As of December 31, 2005, a liability of $3 remained for the unpaid portion of these severance costs and was included in “Accrued payroll” on the Company’s consolidated balance sheets.

During 2004, the Company accrued and recorded as a charge to earnings severance costs of $429 associated with a reduction in force of approximately 30 employees assigned to its Texas operations. The charge was a result of the Company’s ongoing efforts to align costs and capacity with its levels of production and revenue. As of December 31, 2004, no liability remained for the unpaid portion of these severance costs.

Due to continued excess design engineering capacity, the Company adopted a plan to reduce its operating costs and streamline its available capacity in June 2003. As part of this plan, the Company determined that it would terminate 17 employees associated with its design center in Munich, Germany. During 2003, the Company accrued and recorded as a charge to earnings $1,763 for expected severance costs related to the plan as an operating expense. As of December 31, 2003, no liability remained for the unpaid portion of these severance costs.

The following table details the severance activity for periods presented:

	Years Ended December 31,
	2005	2004	2003
Beginning severance liability	$—	$—	$—
Severance charges incurred	341	429	1,763
Severance disbursements	(338)	(429)	(1,763)

Ending severance liability	$3	$—	$—

Note 14.    Impairments

Impairments of Long-Lived Assets and Intangibles

During fiscal years 2005 and 2004 the Company recorded an impairment charges of $31 and $710, respectively, on long-lived assets to reduce the carrying value of these assets to their current market values. The impairments were due to business decisions, current and projected market conditions resulting in excess capacity and reduced cash flow projection on these assets. Factors incorporated in the projections of future cash flows included reduced revenue projections of future years compared to prior projections, continued excess capacity, the continuation of the trend toward the movement of production to offshore facilities and independent third-party valuations. These factors, combined with further reductions in the demand for, and value of, used semiconductor fabrication equipment resulted in additional impairments over and above those recorded. The impairments taken during 2005 and 2004 were as follows:

•	The Company recorded an impairment charge of $31 in the first quarter of 2005 related to an impairment of certain fabrication equipment to its fair market value. The equipment was classified as held for sale at the time of the impairment.

•	An impairment charge of $320 was recorded during the fourth quarter of 2004 related to certain excess GaAs wafer manufacturing equipment that were classified as held for sale during 2002. The impairment reduced the carrying value of these assets to their market values as determined by management, which considered a number of factors including an independent appraisal. As these assets were classified as held for sale, there was no reduction in depreciation expense.

•	An impairment charge of $390 was recorded in the third quarter of 2004 related to leasehold and other assets associated with the closure of the Company’s operation in Tianjin, China. The closure was made as the Company’s primary customer in the region no longer required a manufacturing presence in China.

There were no impairments recorded during 2003.

Impairments of Investments in Other Companies

During 2005, 2004 and 2003, the Company recorded charges of $155, $1,189 and $2,387, respectively, related to the deteriorating financial condition of certain investments in privately held technology companies. The investments were in small companies whose valuations declined significantly based on factors such as current equity offerings, projected financial conditions, decline in market value of similar companies, or cessation of operations. The charges were derived through analysis of such companies’ current operating results, anticipated future results and discussions such companies’ representatives. The following table provides a summary of the impairments during each of the years presented:

Year	Description	Impairment
2005	• Impairment of investment in two privately held companies due to deteriorating financial condition and/or dilution of equity, net	$55
	• Impairment of investments in a privately held companies based on deteriorating financial conditions	100

	Total impairments in 2005	$155

2004	• Impairment of investment in an optoelectronics company that ceased operations, net of expected proceeds from recovered assets	$652
	• Impairment of investments in two privately held companies based on deteriorating financial conditions and/or reduction in the Company’s pro-rata ownership	537

	Total impairments in 2004	$1,189

2003	• Impairment of investments in privately held semiconductor companies based on deteriorating financial conditions	$1,392
	• Impairment of investments in privately held companies that ceased operations	270
	• Impairment of investment in privately held optoelectronics company based on its deteriorating financial condition	725

	Total impairments in 2003	$2,387

Note 15.    Commitments and Contingencies

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

On January 18, 2006, the Company received notice that a suit had been filed against it for patent infringement in the United States District Court, Southern District of California on December 9, 2005. The plaintiff, Stratedge Corporation, contends that the Company violated the patent laws of the United States by manufacturing, marketing and selling power amplifiers in packages that infringe upon patents held by the plaintiff. The Company filed an answer on February 7, 2006 denying the plaintiff’s allegations. The plaintiff seeks a preliminary and permanent injunction against further infringement, full compensation for all damages attributable to the infringement in an amount according to proof at trial but not less than a reasonable royalty, the destruction of all products that the plaintiff believes infringes upon its patent, reasonable attorney’s fees, costs of the suit, and assessment of interest among other items. The Company denies infringing upon the plaintiff’s patent and intend to vigorously defend itself in this action.

On February 13, 2006, the Company received notice that a complaint had been filed pursuant to a breach of fiduciary duty under ERISA statutes, filed in the U.S. District Court, Middle District of Florida against TriQuint, its wholly-owned subsidiary Sawtek, Inc., The Sawtek, Inc. Employee Stock Ownership and 401(k) Plan (the “Plan”) and The Sawtek, Inc. Employee Stock Ownership and 401(k) Plan Administrative Committee. The complainant, a participant in the Sawtek retirement plan and former employee of Sawtek, contends the Company failed to act in his best interest in exercising the appropriate and requisite skill, care, prudence and diligence in administering the Plan and the distribution of Plan benefits to the complainant. The Company denies any wrongdoing and intends to vigorously defend itself in this action.

Lease Commitments

The Company leases certain equipment, office and manufacturing space under operating leases and certain computer equipment under capital leases. Lease terms range from approximately one to 10 years, expiring at various dates through 2015 with options to renew at varying terms. Commitments for minimum lease payments under non-cancelable leases as of December 31, 2005 were as follows:

2006	$1,527
2007	1,252
2008	807
2009	257
2010	166
Thereafter	99

$4,108

Future minimum lease payments have not been reduced by future minimum sublease rentals of $255 under an operating lease. Rent expense under operating leases for 2005, 2004 and 2003 was $2,039, $1,675 and $2,090, respectively.

In August 2000, the Company acquired a 420,000 square foot wafer fabrication facility located in Richardson, Texas for $87.0 million. The acquisition was financed by a variable interest entity (“VIE”) sponsored by a financial institution in which the Company contributed $73.0 million and a lender contributed $14.0 million. In September 2002, the Company completed an improvement to the Richardson, Texas facility, of which $18.5 million was financed through the same financial institution-sponsored VIE as part of the original financing agreement. The Company contributed $14.5 million and the lender contributed $4.0 million. Of the total amount contributed to the VIE, the Company was required to collateralize 97% through pledged investment securities and a participation interest in the VIE. Under the agreement, the Company was required to make lease payments through August 2005 or purchase the property. On July 16, 2003, the Company terminated the lease on its Richardson, Texas facility and took ownership of it. In association with the termination of this lease, the Company released the $17.4 million on its balance sheet as “Restricted long-term assets” as of December 31, 2002 to the financial institution sponsoring the lease and incurred various legal fees associated with the title transfer. In addition, of the $88.1 million shown on the Company’s balance sheet as “Other investment” as of December 31, 2002, representing the Company’s previous participation in the VIE financing to the facility, $46.1 million was reclassified as “Property, plant and equipment” and $42.0 million was recorded as a noncash charge to earnings during 2003 for costs associated with the termination of this lease. Management considered a number of factors, including third-party valuations, in determining the noncash charge and the market value of the building and land of $82.0 million. Of the $82.0 million assigned to the fixed assets, $8.0 million was assigned to the value of the 38 acres of land associated with the building. The remaining $74.0 million was assigned to the building and equipment. The Company recorded these assets at fair market value at the date of the lease termination. The difference between the lease buyout amount and the market value was recorded as a charge to earnings in the second quarter of 2003. This charge is classified as “Lease termination costs” on the Consolidated Statements of Operations. There were no related charges during 2005 or 2004, respectively.

Note 16.    Concentration of Credit Risk

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

Foreign Currency Exchange

At times the Company may engage in foreign currency exchange rate forward contracts to lock in the cost of foreign currency for the purchase of equipment or raw materials denominated in foreign currencies. While these forward contracts are subject to fluctuations in value from movement in the foreign currency exchange rates, such fluctuations are offset by the change in value of the underlying exposures being hedged.

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

Note 17.    Stock, Stock Options, Employee Benefit Plans and Rights

Common Stock

The Company has authorized capital of 600,000,000 shares, $.001 par value. Common Stock. Holders of the Common Stock are entitled to one vote for each share of Common Stock on all matters submitted to a vote of the Company’s shareholders.

Stock Option Plans

The Company had two stock option plans under which shares were available for grant at December 31, 2005: the 1996 Stock Incentive Plan (the “1996 Plan”) and the 1998 Nonstatutory Stock Option Plan (the “1998 Plan” and together with the 1996 Plan, the “Plans”). The 1996 Plan provides for the grant of incentive stock options to officers, outside directors and other employees of the Company or any parent or subsidiary. The 1998 Plan provides for the grant of non-qualified stock options to non-officer employees of the Company. The stock plans were amended in 2002 to provide that options granted thereunder must have an exercise price per share no less than 100% of the fair market value of the share price on the grant date. Further, with respect to any participant who owns stock possessing more than 10% of the voting rights of the Company’s outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date. In 2005, the 1996 Plan was further amended to permit the award of restricted stock, restricted stock units, stock appreciation rights, performance shares and performance units in addition to the grant of stock options. In addition, the amendment provided specific performance criteria that the Plan administrator may use to establish performance objectives, a formula mechanism that provides for automatic grants to the non-employee chairman of the Board and gave management the ability to (i) reprice any outstanding stock option or stock appreciation right after it has been granted (other than pro rata adjustments to reflect stock dividends and other corporate events) and (ii) cancel any outstanding stock option or stock appreciation right and replace it with a new stock option or stock appreciation right with a lower exercise price, unless approved by TriQuint’s stockholders. The terms of all grants under the Plans may not exceed 10 years.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’ plans at December 31, 2005 (in thousands):

	Authorized	Available	Outstanding
1987 Stock Incentive Program	11,387	—	34
1996 Stock Incentive Program	36,050	10,496	20,851
1998 Nonstatutory Stock Option Plan	4,000	1,455	1,283
Sawtek Stock Option Plans(1)	2,603	—	1,272

Total	54,040	11,951	23,440

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

The following summarizes the Company’s stock option transactions for 2005, 2004 and 2003 (in thousands, except per share data):

	Years Ended December 31,
	2005		2004		2003
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	25,852	$11.30	24,257	$12.21	19,168	$14.94
Granted	3,124	$3.27	5,108	$5.53	7,265	$4.14
Exercised	(362)	$2.97	(1,253)	$3.60	(528)	$3.03
Cancelled	(5,174)	$9.40	(2,260)	$12.32	(1,648)	$11.36

Outstanding at end of year	23,440	$10.78	25,852	$11.30	24,257	$12.21

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2005 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted-Average Remaining Contractual Life-Years	Weighted-Average Exercise Price	Number Exercisable (in thousands)	Weighted-Average Exercise Price
$ 1.91 - $ 5.00	9,773	6.16	$3.38	5,661	$3.35
$ 5.01 - $10.00	6,541	6.89	$6.72	5,836	$6.81
$10.01 - $15.00	2,358	5.18	$11.43	2,358	$11.43
$15.01 - $25.00	2,073	4.17	$21.11	2,073	$21.11
$25.01 - $61.44	2,695	4.62	$38.92	2,695	$38.92

$ 1.91 - $61.44	23,440	5.91	$10.78	18,623	$12.58

Employee Benefit Plans

The Company has a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees in the U.S. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. Company contributions to the 401(k) Plan were approximately $1,059, $543 and $733 in 2005, 2004 and 2003, respectively. The Company also has profit sharing and other benefit plans covering substantially all employees worldwide. The Company made contributions under these plans of approximately $674, $508 and $432 for 2005, 2004 and 2003, respectively.

The Company also has an Employee Stock Purchase Plan (“ESPP”), pursuant to which participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s Common Stock at 85% of the lower of the fair market value on the first day of a two year offering period or the last day of each six month exercise period. During 2005, 2004 and 2003, approximately 1,944,612, 2,116,969 and 1,712,583 shares, respectively, of the Company’s Common Stock were purchased under the ESPP. As of December 31, 2005, 455,388 shares were reserved for issuance under the ESPP. In addition, the Company has an employee stock ownership plan (“ESOP”) for employees of its Sawtek, Inc. subsidiary. Under the ESOP, the Company made contributions of approximately $209 in 2003 and allocated 831,599 shares to participants’ accounts during the same year. There was no ESOP expense in 2005 and 2004 and no shares were allocated during this period. The shares allocated to the ESOP in 2003 were acquired by the Plan in 1991. As of December 31, 2003, all shares under the ESOP Plan had been allocated.

During the fourth quarter of 2004, the Company’s Board of Directors approved a non-qualified deferred compensation plan (the “Compensation Plan”). Under the Compensation Plan, employees who are eligible to participate and members of its Board of Directors, are provided with the opportunity to defer a specified percentage of their cash compensation which the Company will be obligated to deliver on a future date. At the time of deferral, the Company allocates the deferred monies to a trust account that is invested at the participants election. The amount of compensation to be deferred by each participating employee or board member will be based on elections by each participant and adjusted for any positive or negative investment results from investment alternatives selected by the participant under the Compensation Plan. The liability for the deferred compensation is included in “Other long-term liabilities” on the Company’s balance sheet and was $505 at December 31, 2005 and $99 at December 31, 2004. The value of the funds allocated to the trust by the Company was $505 at December 31, 2005 and $99 at December 31, 2004, and included in “Other noncurrent assets, net.” For 2005 and 2004, the total participant deferrals were $401 and $97, respectively.

The Company also has a pension obligation related to its German subsidiary, acquired as a result of the Company’s purchase of the Infineon Technologies AG, GaAs business in 2002. The pension liability becomes payable when the covered employees reach the age of 60 or 65 and the Company has elected to secure the liability through a reinsurance program supported by the Company. The Company has included the obligation to deliver the pension obligation in the “Other long-term liabilities” line item on our consolidated balance sheet and the insurance receivables in the “Other noncurrent assets, net.” The value of the obligation and receivable at December 31, 2005 was $2,055 and $2,005, respectively.

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

Note 18.    Infineon Receivable

As part of the Infineon purchase in 2002, the price paid by the Company included a €10,000 (approximately $9,920) contingent earnout deposit. The earnout deposit required certain sales goals to be met for products acquired as part of the acquisition for Infineon to retain the deposit. If the sales goals were not met by September 30, 2004, Infineon was required to reimburse the Company the entire amount. At the time of the purchase, the earnout deposit was recorded by the Company as a non-monetary long-term asset at its historical value of $9,920. The Company continued to monitor the sales of the products associated with the deposit to determine if the expense has been incurred. On September 30, 2004, the Company determined that the sales goals had not been met and notified Infineon that repayment of the earnout deposit was required by December 31, 2004, in accordance with the terms of the purchase agreement. During 2004, the Company reclassified the deposit as a non-monetary short-term asset and when the earnout period expired at the end of the third quarter of 2004, the Company reclassified the deposit as a monetary asset and recorded a foreign currency gain of $2,480 on the remeasurement. On November 16, 2004, the Company received payment on the receivable.

Additionally, in the fourth quarter of 2002, the Company recorded a receivable of approximately $3,526 as a result of the €3,000 reduction in the purchase price. On November 16, 2004, the Company received payment on the balance.

Note 19.    CyOptics Subordinated Promissory Note and Preferred Stock

On April 29, 2005, the Company completed the sale of its optoelectronic operations in Breinigsville, Pennsylvania and its optoelectronics subsidiary in Matamoros, Mexico to CyOptics. The terms of the sale included $4,500 of preferred stock representing approximately 10% of the voting shares of CyOptics on the closing date and a subordinated unsecured promissory note for $5,633 which was discounted $2,292 to reflect the current market rate for similar debt of comparable companies. The promissory note is an interest-bearing note at the rate of the lesser of (i) 8.5% and (ii) 3.0% plus the one-year LIBOR, as determined on the date of the note and redetermined on each subsequent April 1 thereafter. At the time of the transaction, the Company reviewed current market rates for similar debt, analyzed CyOptics’ financial condition and obtained an independent valuation analysis on the debt. As a result, the Company determined the market rate for similar debt was approximately 20% and thus recorded a discount on the original value of the note to record it at a current market rate. The initial payment of the note is due April 1, 2007. The $4,500 of preferred stock obtained in the transaction represented approximately 10% of the capital stock of CyOptics on a fully diluted basis on the closing date and is be held by the Company at cost. The stock is non-redeemable Series F preferred stock and ranks prior and in preference to other series of preferred stock. The value of the preferred stock was determined based upon the price paid by unrelated parties for the same Series F preferred stock on the same date as the closing of the sale of the optoelectronics operations.

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

The Company’s chief operating decision maker is considered to be the President and Chief Executive Officer (the “CEO”). The Company’s CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The CEO receives certain disaggregated financial information for the Company’s four markets, including, wireless handsets, broadband, base station and military; and three geographic units, including, Oregon, Texas and Florida.

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

The Company’s revenue by business market (as a percentage of total revenues) were as follows:

	Years Ended December 31,
	2005	2004	2003
Business market:
Wireless handsets	43%	44%	46%
Broadband	21%	22%	22%
Base station	21%	19%	14%
Military	15%	15%	18%

	100%	100%	100%

Revenues are reported in the geographic areas where they originate. Transfers from the U.S. to Costa Rica are made on a basis intended to reflect the market price of the products. This market price is above cost and is consistent with rules and regulations of taxing authorities. Such transfers are eliminated in the consolidated financial statements. To date, substantially all sales have been denominated in U.S. dollars. The functional currency for the Costa Rican operations is the U.S. dollar as sales, most material cost and equipment are denominated in the U.S. dollar. The impact of fluctuations of the local Costa Rican currency is not considered significant and the foreign exchange rate is not hedged. Selected financial information by geographical area is summarized below:

	Years Ended December 31,
	2005	2004	2003
Revenues from continuing operations (origin):
United States	$294,787	$270,038	$222,063
Costa Rica	23,637	80,547	84,438
Transfers / Eliminations	(23,637)	(37,614)	(30,681)

	$294,787	$312,971	$275,820

Operating Income (Loss) from continuing operations:
United States	$(17,850)	$1,419	$(54,784)
Costa Rica	7,399	8,741	10,002
Transfers / Eliminations	—	—	(99)

	$(10,451)	$10,160	$(44,881)

Long-Lived Assets:
United States	$171,769	$173,996	$189,261
Costa Rica	23,672	27,783	24,650

	$195,441	$201,779	$213,911

Revenues outside of the U.S. were approximately $199,181 in 2005 of which revenues to China were approximately $67,412. In 2004, revenues outside of the U.S. were approximately $181,825, of which revenues to China and Korea were approximately $47,915 and $37,657, respectively. In 2003, revenues outside of the U.S. were approximately $155,346, of which revenues to China and Korea were approximately $42,208 and $35,241, respectively. There were no other foreign regions to which revenues represented 10% or more of total revenues for the periods presented.

Revenues from customers representing approximately 10% or more of total revenues for each period as follows (as a percentage of total revenues):

	Years Ended December 31,
	2005	2004	2003
Motorola	13%	12%	16%
Nokia	(1)	10%	(1)

(1)	During the period presented, Nokia did not represent more than 10% of the Company’s total revenues

Related receivables from Motorola at December 31, 2005, 2004 and 2003 were 17%, 11% and 8% of trade accounts receivable, respectively. Related receivables from Nokia at December 31, 2004 were 5% of trade accounts receivable.

Note 21.    Subsequent Events

On February 13, 2006, the Company received notice that a complaint had been filed pursuant to a breach of fiduciary duty under ERISA statutes, filed in the U.S. District Court, Middle District of Florida against TriQuint, its wholly-owned subsidiary Sawtek, Inc., The Sawtek, Inc. Employee Stock Ownership and 401(k) Plan (the “Plan”) and The Sawtek, Inc. Employee Stock Ownership and 401(k) Plan Administrative Committee. The complainant, a participant in the Sawtek retirement plan and former employee of Sawtek, contends the Company failed to act in his best interest in exercising the appropriate and requisite skill, care, prudence and diligence in administering the Plan and the distribution of Plan benefits to the complainant. The Company denies any wrongdoing and intends to vigorously defend itself in this action.

In the fourth quarter of 2005, the Company announced a plan to repurchase up to $25.0 million of the Company’s Common Stock beginning after our December 31, 2005 earnings release in the first quarter of 2006. During the first quarter of 2006, the Company initiated the plan and as of March 10, 2006, had repurchased approximately 663,165 shares at an average cost of $4.64. The repurchased shares have been retired upon purchase.

Note 22.    Summarized Quarterly Data (Unaudited)

	Fiscal Year 2005 Quarters(2)
	1st(3)	2nd(4)	3rd(5)	4th(6)	Total
	(In thousands, except per share data)
Revenues	$66,965	$67,927	$75,235	$84,660	$294,787
Gross profit	$17,313	$19,147	$23,589	$24,292	$84,341

Income (loss) from continuing operations	$(7,615)	$(1,525)	$2,053	$2,884	$(4,203)
Income (loss) from discontinued operations	(130)	7,734	522	57	8,183

Net income (loss)	$(7,745)	$6,209	$2,575	$2,941	$3,980

Basic earnings (loss) per common share(1)
Continuing operations	$(0.06)	$(0.01)	$0.02	$0.02	$(0.03)
Discontinued operations	0.00	0.05	0.00	0.00	0.06

	$(0.06)	$0.04	$0.02	$0.02	$0.03
Diluted earnings (loss) per common share(1)
Continuing operations	$(0.06)	$(0.01)	$0.02	$0.02	$(0.03)
Discontinued operations	0.00	0.05	0.00	0.00	0.06

	$(0.06)	$0.04	$0.02	$0.02	$0.03

	Fiscal Year 2004 Quarters
	1st(7)	2nd(8)	3rd(9)	4th(10)	Total
Revenues	$79,734	$84,628	$81,569	$67,040	$312,971
Gross profit	$27,031	$27,860	$24,692	$19,972	$99,555

Income (loss) from continuing operations	$2,645	$3,970	$4,781	$(3,575)	$7,821
Income (loss) from discontinued operations	(2,643)	(3,683)	(8,868)	(21,681)	(36,875)

Net income (loss)	$2	$287	$(4,087)	$(25,256)	$(29,054)

Basic earnings (loss) per common share(1)
Continuing operations	$0.02	$0.03	$0.03	$(0.02)	$0.06
Discontinued operations	(0.02)	(0.03)	(0.06)	(0.16)	(0.27)

	$0.00	$0.00	$(0.03)	$(0.18)	$(0.21)
Diluted earnings (loss) per common share(1)
Continuing operations	$0.02	$0.03	$0.03	$(0.02)	$0.06
Discontinued operations	(0.02)	(0.03)	(0.06)	(0.16)	(0.27)

	$0.00	$0.00	$(0.03)	$(0.18)	$(0.21)

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

(2)	During each of the quarters in 2005, the Company incurred approximately $414 of acquisition related charges associated with the Company’s TFR acquisition on January 5, 2005.

(3)	During the first quarter of 2005, the Company recorded a gain on the disposal of equipment of $206.

(4)	During the second quarter of 2005, the Company recorded a reduction in workforce charge of $362, an impairment charge on an investment in another company of $100 and a gain from the retirement of debt of $114.

(5)	During the third quarter of 2005, the Company recorded a gain of $954 related to the sale of intellectual property acquired from the liquidation of an investment.

(6)	During the four quarter of 2005, the Company recorded a gain on the disposal of equipment of $305.

(7)	During the first quarter of 2004, the Company recorded a reduction in workforce charge of $295.

(8)	During the second quarter of 2004, the Company recorded a reduction in workforce charge of $133, an asset impairment charge of $389 and a gain from the retirement of debt of $539.

(9)	During the third quarter of 2004, the Company recorded a gain on the $2,372 primarily related to the revaluation of a euro based non-trade receivable.

(10)	During the four quarter of 2004, the Company recorded an impairment on long-lived assets of $321 and an impairment charge from investments in other companies of $785.

Schedule II

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

Date	Allowance for Doubtful Accounts
Balance at December 31, 2002	$3,867

Additions/(deductions) charged/(credited) to costs and expenses	700
Deductions	(3,412)

Balance at December 31, 2003	1,155

Additions/(deductions) charged/(credited) to costs and expenses	(397)
Deductions	(12)

Balance at December 31, 2004	$746

Additions charged to costs and expenses	42
Deductions	(33)

Balance at December 31, 2005	$755

S-1

Report on Financial Statement Schedule and

Consent of Independent Registered Public Accounting Firm

The Board of Directors

TriQuint Semiconductor, Inc.:

Under date of March 14, 2006, we reported on the consolidated balance sheets of TriQuint Semiconductor, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statement of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005 as contained in the annual report on Form 10-K for the year 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as contained in the annual report on Form 10-K for the year 2005. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to the incorporation by reference in the registration statement (Nos. 33-75464, 333-02166, 333-08893, 333-08891, 333-31585, 333-36112, 333-39732, 333-48883, 333-66707, 333-74617, 333-81245, 333-81273, 333-39730, 333-61582, 333-65850, 333-89242, 333-102085, 333-105701, 333-115809, 333-120407 and 333-125269) on Form S-8 of our reports dated March 14, 2006, with respect to the consolidated balance sheets of TriQuint Semiconductor, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and the related financial statement schedule, management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 and the effectiveness of internal control over financial reporting as of December 31, 2005, which reports appear in the December 31, 2005 annual report on Form 10-K of TriQuint Semiconductor, Inc.

/s/ KPMG LLP

Portland, Oregon

March 14, 2006

S-2