Form 10-Q
period 2006-03-31
TRIQUINT SEMICONDUCTOR INC
filed 2006-05-10
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                    Accelerated filer ☒                    Non-accelerated filer ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of April 28, 2006, there were 139,680,463 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues	$87,880	$66,965
Cost of goods sold	61,291	49,652

Gross profit	26,589	17,313

Operating expenses:
Research, development and engineering	12,529	12,453
Selling, general and administrative	12,748	12,210
Impairment of assets	—	31
Loss (gain) on disposal of equipment	38	(206)
Acquisition related charges	42	414

Total operating expenses	25,357	24,902

Income (loss) from operations	1,232	(7,589)

Other income (expense):
Interest income	3,584	2,449
Interest expense	(2,458)	(2,495)
Foreign currency gain	45	72
Other, net	(42)	40

Total other income, net	1,129	66

Income (loss) from continuing operations, before income tax	2,361	(7,523)
Income tax expense	115	92

Income (loss) from continuing operations	2,246	(7,615)

Discontinued operations:
Loss from discontinued operations, net of tax	—	(130)

Net income (loss)	$2,246	$(7,745)

Basic per share net income (loss):
Income (loss) from continuing operations	$0.02	$(0.06)
Income (loss) from discontinued operations	0.00	(0.00)

	$0.02	$(0.06)

Diluted per share net income (loss):
Income (loss) from continuing operations	$0.02	$(0.06)
Income (loss) from discontinued operations	0.00	(0.00)

	$0.02	$(0.06)

Common equivalent shares:
Basic	140,848	138,785
Diluted	141,282	138,785

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$85,416	$103,730
Investments in marketable securities	273,837	197,377
Accounts receivable, net	54,970	51,286
Inventories, net	58,412	49,384
Prepaid expenses	5,031	5,170
Other current assets	9,564	7,514

Total current assets	487,230	414,461

Long-term investments in marketable securities	32,724	105,615
Property, plant and equipment, net	193,450	190,789
Goodwill and intangible assets, net	4,624	4,652
Other noncurrent assets, net	12,994	13,224

Total assets	$731,022	$728,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,469	$23,689
Accrued Payroll	12,777	9,423
Income tax liability	7,262	7,201
Other accrued liabilities	9,880	16,088
Convertible subordinated notes	218,755	—

Total current liabilities	276,143	56,401

Long-term liabilities:
Convertible subordinated notes	—	218,755
Other long-term liabilities	3,365	2,975

Total liabilities	279,508	278,131
Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $.001 par value, 600,000,000 shares authorized, 140,080,236 shares and 141,080,236 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	140	141
Additional paid-in capital	477,410	479,344
Accumulated other comprehensive loss	(2,542)	(3,135)
Accumulated deficit	(23,494)	(25,740)

Total stockholders’ equity	451,514	450,610

Total liabilities and stockholders’ equity	$731,022	$728,741

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
		(revised)*
Cash flows from operating activities:
Net income (loss)	$2,246	$(7,745)
Net loss from discontinued operations, net of tax	—	130
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,987	9,982
Stock-based compensation expense	2,256	—
Impairment of long-lived assets	—	31
(Gain) loss on disposal of assets	38	(206)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(3,684)	(578)
Inventories, net	(9,028)	4,478
Other assets	(1,934)	(2,642)
Accounts payable and accrued expenses	3,717	1,640

Net cash provided by continuing operations	1,598	5,090
Net cash used in discontinued operations	—	(2,074)

Net cash provided by operating activities	1,598	3,016

Cash flows from investing activities:
Purchase of available-for-sale investments	(83,549)	(134,635)
Maturity/sale of available-for-sale investments	80,470	128,625
Business acquisition, net of cash acquired	(2,263)	(2,712)
Proceeds from sale of assets	1	943
Gain on disposal of assets held for sale	—	(5)
Capital expenditures	(10,380)	(3,570)

Net cash used in continuing operations	(15,721)	(11,354)
Net cash provided by discontinued operations	—	1,481

Net cash used in investing activities	(15,721)	(9,873)

Cash flows from financing activities:
Principal payments under capital lease obligations	—	(68)
Stock repurchase program	(4,705)	—
Issuance of common stock, net	514	84

Net cash (used in) provided by financing activities	(4,191)	16

Net decrease in cash and cash equivalents	(18,314)	(6,841)
Cash and cash equivalents at beginning of period	103,730	89,719

Cash and cash equivalents at end of period	$85,416	$82,878

Supplemental disclosures:
Cash paid for interest	$4,375	$4,475
Cash paid for income taxes	$340	$194
Payable due from business acquisition	$—	$2,263

*	Revised–See Note 1

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1.    Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the assessment of recoverability of long-lived assets, the valuation of investments in and receivables from privately held companies, the recognition and measurement of income tax assets and liabilities and the accounting for stock-based compensation. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of normal, recurring adjustments necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2005, as included in the Company’s 2005 Annual Report on Form 10-K as filed with the SEC on March 16, 2006.

The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarter, which was April 1, 2006 and April 2, 2005. For convenience, the Company has indicated that its first quarters ended on March 31. The Company’s fiscal year ends on December 31.

Reclassifications

Where necessary, prior period amounts have been reclassified to conform to the current period presentation. Reclassifications made to the 2005 financial statements include adjustments to certain expenses previously classified as selling, general and administrative expenses to conform to current period presentation as costs of goods sold and research, development and engineering expenses. The reclassification for the three months ended March 31, 2005, included $1,069 and $130 of expenses previously classified as selling, general and administrative to cost of goods sold and research, development and engineering, respectively, and was done to better align certain costs with their functional classification. None of the reclassifications had an effect on net income or loss, or on stockholders’ equity as previously reported.

Revisions to 2005 Statement of Cash Flows

In addition, the Company modified its three month ending March 31, 2005 cash flow presentation to separately disclose the operating and investing portions of the cash flows attributable to the Company’s discontinued operations. We had previously reported these amounts on a combined basis, as a single amount.

2.    Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. The compensation expense for the Company’s stock-based payments, which includes employee stock options and the Company’s Employee Stock Purchase Plan (“ESPP”), is based on estimated fair values at the time of the grant or subscription period. In addition, in March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, to provide guidance on the adoption of SFAS No. 123(R). Specifically, SAB No. 107 provides the Staff’s view regarding the valuation of stock-based payments arrangements for public companies and the Company has applied these provisions in its adoption of SFAS No. 123(R). In response to the new accounting guidance under SFAS No. 123(R) and SAB No. 107, the Company accelerated the vesting of options, excluding option grants to the Company’s board members and chief executive officer. The acceleration was done in two phases, with the first acceleration in the fourth quarter of 2004 for all options with a per share exercise price equal to or greater than $9.00. The second acceleration was done in the fourth quarter of 2005 for all options with a per share exercise price equal to or greater than $5.35. In addition to the Company’s board members and chief executive officer, the acceleration in the fourth quarter of 2005 also excluded option grants to the Company’s named executive officers. Both of the accelerations were done as part of a comprehensive review of the Company’s entire benefits program and the decision to accelerate some of the Company’s options was made after review of the Company’s current stock price, the competitive benefits and costs from the options, the benefit of the options to the employees and the potential effects of SFAS No. 123(R). The closing price of the Company’s stock, as reported on the Nasdaq National Market, on the date of the first option acceleration was $4.00 per share and was $4.59 per share on the date of the second option acceleration. The accelerations resulted in pro forma stock-based employee compensation expenses of $5,720 and $4,223 in the fourth quarters of 2005 and 2004, respectively, reducing future compensation costs by like amounts.

SFAS No. 123(R) supersedes the Company’s previous accounting practice for stock-based payments under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. APB No. 25 required compensation expense to be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price of the option. However, under SFAS No. 123(R) companies are required to recognize compensation expense regardless of the current market price of the stock on the grant date. In adopting SFAS No. 123(R), the Company has applied the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. As such, the Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R). However, the Company has reported pro forma disclosure information, as required under SFAS No. 123, Accounting for Stock-Based Compensation, for periods prior to the adoption of SFAS No. 123(R).

Consistent with SFAS No. 123, SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. These option pricing models involve a number of estimates, including the expected lives of stock options, the Company’s stock volatility and interest rates. In adopting SFAS No. 123(R), the Company is using the Black-Scholes option pricing model, which the Company had previously used under SFAS No. 123. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the first quarter of fiscal 2006 included compensation expense for stock-based payment awards granted during the quarter ended March 31, 2006, and those awards granted prior to adoption of SFAS No. 123(R) but not yet vested as of December 31, 2005. The compensation expense for these grants was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. Compensation expense for all stock-based payment awards was recognized using the straight-line method. As stock-based compensation expense recognized in the first quarter of fiscal 2006 was based on awards ultimately expected to vest, it was reduced for estimated forfeitures. Under the Company’s pro forma information required by SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model during the three months ended March 31, 2006 and 2005, to determine the fair value of employee stock options and employee stock purchase plans granted during each quarter:

	Three months ended March 31,
Stock Options	2006	2005
Risk free interest rates	4.6%	3.9%
Expected life in years	4.8 years	4.2 years
Expected dividend yield	0.0%	0.0%
Expected volatility	56.5%	83.7%
Estimated annualized forfeiture rate	8.0%	Not applicable

	Three months ended March 31,
Employee Stock Purchase Plans	2006	2005
Risk free interest rates	3.2%	2.4%
Expected life in years	1.3 years	1.3 years
Expected dividend yield	0.0%	0.0%
Expected volatility	58.0%	62.8%
Estimated annualized forfeiture rate	8.0%	Not applicable

The Company determines its risk-free rate assumption based upon the U.S. Treasury yield for obligations with contractual lives similar to the expected lives of the Company’s option grants and ESPP subscription periods. The expected life represents the weighted average period the options are expected to remain outstanding, based upon historical experience. The dividend yield assumption is based on the Company’s historical and anticipated dividend distributions. The expected volatility is based upon a blend of the Company’s historical volatility of its stock price and its traded options. Forfeitures are estimated based upon historical and anticipated future experience. Based upon these assumptions, the Company has estimated it’s per share weighted-average grant fair value of its options granted during the three months ended March 31, 2006 and 2005 at $2.50 and $2.37, respectively.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share Based Payment Awards, which provides guidance on calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The FSP provides companies up to one year from the latter of its initial adoption of SFAS No. 123(R) or the effective date of the FSP to evaluate the transition alternatives and make a one-time election. The Company has not yet elected its method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R).

Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2006 was $2,256, which consisted of stock-based compensation expense related to unvested grants of employee stock options and the Company’s ESPP. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized in the Company’s condensed consolidated financial statements for the three months ended March 31, 2005 as the Company applied APB No. 25. However, the Company has previously reported pro forma disclosure information, as required under SFAS No. 123, Accounting for Stock-Based Compensation. The table below summarizes the stock-based compensation expense for the three months ended March 31, 2006:

Three Months Ended March 31, 2006
Cost of goods sold	$768

Stock-based compensation expense included in cost of goods sold	768

Research, development and engineering	386
Selling, general and administrative	1,102

Stock-based compensation expense included in operating expenses	1,488

Total stock-based compensation expense included in income from operations	$2,256

The following table presents the impact of our adoption of SFAS No. 123(R) on selected line items in our consolidated financial statements for the three months ended March 31, 2006 as compared to (in thousands, except per share amounts):

	As reported following SFAS No. 123(R)	If reported following APB No. 25
Cost of goods sold	$61,291	$60,523

Research, development and engineering	12,529	12,143
Selling, general and administrative	12,748	11,646

Total operating expenses	25,357	23,869

Net Income	$2,246	$4,502

Net cash provided by operating activities	$1,598	$1,598
Net cash used in financing activities	$(4,191)	$(4,191)
Earnings per share:
Basic and Diluted – as reported	$0.02	$0.03

The table below summarizes the Company’s pro forma financial results for the three months ended March 31, 2005. Disclosures for the three months ended March 31, 2006 are not presented as the stock-based compensation expense was recognized in the consolidated financial statements under SFAS No. 123(R).

Three Months Ended March 31, 2005
Net loss as reported	$(7,745)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(3,930)

Pro forma net loss	$(11,675)

Loss per share:
Basic and Diluted—as reported	$(0.06)
Basic and Diluted—pro forma	$(0.08)

As of March 31, 2006, the total future compensation expense related to the current unvested stock options and the ESPP, net of estimated forfeitures, is expected to be approximately $14,500 (unaudited). This expense is expected to be recognized over a weighted average period of approximately 16 months. Summaries of the Company’s current stock-based payment arrangements are as follows:

Stock Option Plans

The Company had two stock option plans under which shares were available for grant during the first quarter of 2006: the 1996 Stock Incentive Plan (the “1996 Plan”) and the 1998 Nonstatutory Stock Option Plan (the “1998 Plan” and together with the 1996 Plan, the “Plans”). The 1996 Plan provides for the grant of incentive stock options to officers, outside directors and other employees of the Company or any parent or subsidiary. The 1998 Plan provides for the grant of non-qualified stock options to non-officer employees of the Company. The stock plans were amended in 2002 to provide that options granted thereunder must have an exercise price per share no less than 100% of the fair market value of the share price on the grant date. Further, with respect to any participant who owns a quantity of stock representing more than 10% of the voting rights of the Company’s outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date. In 2005, the 1996 Plan was further amended to extend the term of the plan to 2016 and permit the award of restricted stock, restricted stock units, stock appreciation rights, performance shares and performance units in addition to the grant of stock options. In addition, the amendment provided specific performance criteria that the plan administrator may use to establish performance objectives, a formula mechanism that provides for automatic grants to the non-employee chairman of the Board and limited management’s ability to (i) reprice any outstanding stock option or stock appreciation right after it has been granted (other than pro rata adjustments to reflect stock dividends and other corporate events) and (ii) cancel any outstanding stock option or stock appreciation right and replace it with a new stock option or stock appreciation right with a lower exercise price, unless approved by TriQuint’s stockholders. The terms of each grant under the Plans may not exceed 10 years.

Subject to the discretion of the Board of Directors and beginning in 2006, outstanding options granted to new employees under the Plans generally vest and become exercisable at the rate of 25% at the end of the first year, and thereafter at a rate of 6.25% per quarter until fully vested. Options granted to current employees generally become exercisable at the rate of 25% per quarter during either the third or fourth year following the grant, or as approved by the Compensation Committee. All options granted generally expire 10 years after the grant date.

The following summarizes the Company’s stock option transactions for the three months ended March 31, 2006 and 2005 (in thousands, except per share data):

	Three months ended March 31,
	2006		2005
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at the beginning of the period	23,440	$10.78	25,852	$11.30
Granted	2,798	4.80	159	3.70
Exercised	(160)	3.21	(34)	2.49
Cancelled	(216)	17.81	(1,570)	9.06

Outstanding at the end of the period	25,862	$10.12	24,407	$11.40

The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $226 and $32, respectively. The aggregate intrinsic value of fully vested outstanding options at March 31, 2006, based upon the Company’s closing stock price on that date of $4.92 per share, was $9,362. The aggregate intrinsic value of all outstanding options at March 31, 2006 was $15,057.

The following table summarizes information concerning stock options outstanding and exercisable at March 31, 2006 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted-Average Remaining Contractual Life-Years	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted-Average Remaining Contractual Life-Years	Weighted- Average Exercise Price
$ 1.91 - $ 5.00	12,362	6.82	$3.70	6,042	4.36	$3.37
5.01 - 10.00	6,489	6.64	6.72	5,852	6.50	6.81
10.01 - 15.00	2,316	4.93	11.44	2,316	4.93	11.44
15.01 - 25.00	2,060	3.93	21.10	2,060	3.93	21.10
25.01 - 61.44	2,635	4.37	38.83	2,635	4.37	38.83

$ 1.91 - $61.44	25,862	6.13	$10.12	18,905	5.05	$12.30

Employee Stock Purchase Plan

The Company also has an ESPP, pursuant to which participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s Common Stock at 85% of the lower of the fair market value on the first day of a two year offering period or the last day of each six month exercise period. The purchases occur on the last business day in May and November. During 2005 approximately 1,945 shares of the Company’s Common Stock were purchased under the ESPP. As of March 31, 2006, no purchases had been made under the ESPP during 2006.

The Company issues new shares of common stock upon exercise of stock options and for purchases through the ESPP.

3.    Business Combinations

On January 5, 2005, the Company completed the acquisition of TFR Technologies, Inc. (“TFR”), a manufacturer and developer of thin film resonator filters for communication applications using bulk acoustic wave (“BAW”) technology. The Company paid $2,920 in cash on the closing date and paid an additional $2,263 during the first quarter of 2006. The Company is also obligated to pay royalties on revenues it recognizes from sales of TFR technology based products over the four year period subsequent to the closing date, up to a maximum of $3,000. As of March 31, 2006, the Company had recognized $69 of royalties on sales of TFR technology based products, which has been recorded as additional goodwill. In addition, the Company expects to incur total employee retention charges of up to $1,738, which are being expensed over a period of up to 18 months after the closing date. During the three months ended March 31, 2006 and 2005, the Company incurred $42 and $414, respectively, of such charges. As of March 31, 2006, the Company had incurred total employee retention charges of $1,696. In January 2006, the Company distributed $1,487 of the employee retention benefits.

The Company accounted for the TFR acquisition as a purchase in accordance with SFAS No. 141, Business Combinations. Details of the purchase price are as follows:

Cash paid at closing	$2,920
Cash paid one year after closing	2,263
Royalties	69
Acquisition costs	166

Total	$5,418

The purchase price was allocated to TFR’s assets and liabilities based upon fair values as follows:

Cash	$370
Accounts receivables and other assets	678
Inventory	419
Property, plant and equipment	716
Intangible assets (Note 8)	936
Goodwill (Note 8)(1)	2,758
Payables and other liabilities	(459)

Total	$5,418

(1)	Includes $69 of royalties recognized on the sales of TFR technology based product.

Pro forma results of operations have not been presented for this acquisition because its effect was not material to the Company on either an individual or aggregate basis.

4.    Discontinued Operations

During the first quarter of 2005, the Company concluded that its optoelectronics operations were not going to meet the revenue projections it made when the Company initially acquired the operations from Agere Systems, Inc. in January 2003. As a result, the Company announced the sale of these operations on April 14, 2005 and entered into an agreement to sell its optoelectronics operations in Breinigsville, Pennsylvania and its optoelectronics subsidiary in Matamoros, Mexico to CyOptics, Inc. (“CyOptics”). The transaction allowed the Company to exit its optoelectronics operation that manufactured indium phosphide (“InP”) optical components. The sale, completed on April 29, 2005, was an asset sale including the products, manufacturing equipment, inventory, the Mexican entity, related intellectual property rights and other assets that constitute the operations that manufacture InP optical chips and components for the optical networking market. CyOptics paid the Company the following consideration: $13,500 of cash at closing, $4,500 of CyOptics’ preferred stock (representing approximately 10% of the voting shares of CyOptics) and a promissory note in the amount of $5,633, which the Company recorded net of a $2,292 discount to record the note at a current market rate. The value of the preferred stock was objectively determined based on the cash paid by unrelated investors for the same series of preferred stock that the Company received in the transaction. These investors contributed cash for their shares around the same time the Company completed its transaction. The promissory note, which is senior to the preferred stock, was valued by considering a number of factors, including a third-party appraisal.

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

Operating results of the discontinued optoelectronic operations for the period presented were as follows:

	Three Months Ended March 31,
	2006	2005
Revenues	$—	$7,421

Loss from operations	—	(119)
Other income	—	21
Income tax expense	—	(32)

Loss from discontinued operations	$—	$(130)

5.    Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, in an effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company believes its historical accounting policy complied with the requirements of the new standard and the adoption of SFAS No. 151 in the first quarter of 2006 did not have a material impact on the Company’s financial statements.

In addition, the Emerging Issues Task Force (“EITF”) of the FASB is currently discussing Issue No. 06-C, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences. Statement No. 43 provides guidance for accounting for compensated absences and states that an employer shall accrue a liability for employees’ compensation for future absences if certain conditions are met. However, since certain compensated absences such as sabbatical leave do not typically vest, there is uncertainty whether employee rights to the compensated absence accumulate and meet the conditions of Statement No. 43. Currently, the Company does not accrue for sabbatical leave until the employee fully vests and has not yet determined the impact the resolution will have on its financial statements.

6.    Net Income (Loss) Per Share

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

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended March 31,
	2006	2005
Shares for basic net income (loss) per share:
Weighted-average shares outstanding—Basic	140,848	138,785
Dilutive securities	434	—

Weighted-average shares outstanding—Dilutive	141,282	138,785

For the three months ended March 31, 2006 and 2005, options and other exercisable convertible securities totaling 19,524 and 25,485 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

7.    Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	March 31, 2006	December 31, 2005
Inventories, net:
Raw materials	$18,026	$16,598
Work-in-process	28,907	21,487
Finished goods	11,479	11,299

	$58,412	$49,384

8.    Goodwill and Other Acquisition-Related Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to perform impairment analysis on its goodwill at least annually, or when events and circumstances warrant. The Company performs this test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During the three months ended March 31, 2006, there were no triggering events requiring an impairment analysis to be performed.

Information regarding the Company’s goodwill and intangible assets is as follows:

	Useful Life (Years)	March 31, 2006			December 31, 2005
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill		$3,208	$—	$3,208	$3,139	$—	$3,139
Amortizing:
Patents, trademarks and other	<2 - 10	8,352	6,936	1,416	8,352	6,839	1,513

Total intangible assets		$11,560	$6,936	$4,624	$11,491	$6,839	$4,652

Amortization expense of amortizing intangible assets was $97 for the three months ended March 31, 2006. During the three months ended March 31, 2005, amortization expense of amortizing intangible assets was $577.

9.    Product Warranty

The Company estimates the potential liability for costs to repair or replace products under warranties, along with the technical support costs, when the related product revenue is recognized. The liability for product warranties is calculated based on a combination of factors including historical product return experience, known product warranty issues with specific customers, and judgment of expected levels of returns based on economic and other factors. An accrual for expected warranty costs results in a charge to the financial results in the period recorded. This liability can be difficult to estimate and, if the Company experiences warranty claims in excess of projections, the Company may need to record additional accruals, which would adversely affect the financial results. The liability for product warranties for operations is included in “Accounts payable and accrued expenses” on the Company’s condensed consolidated balance sheets.

The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense for operations:

	Three Months Ended March 31,
	2006		2005
Beginning balance	$702		$806
Accruals	(113	)(1)	381
Deductions	(73)		(223)

Ending balance	$516		$964

(1)	During the first quarter of 2006, the Company reduced its estimated warranty liability due to a decrease in historical warranty claims.

10.    Property, Plant and Equipment

Property, plant and equipment for operations consisted of the following:

	March 31, 2006	December 31, 2005
Land	$19,691	$19,691
Buildings	88,918	88,918
Leasehold improvements	4,719	4,719
Machinery and equipment	246,969	242,502
Furniture and fixtures	4,923	4,952
Computer equipment and software	26,328	20,777
Assets in process	15,337	15,115

	406,885	396,674

Accumulated depreciation	(213,435)	(205,885)

	$193,450	$190,789

For the three months ended March 31, 2006 and 2005, the Company incurred depreciation expense of $7,638 and $9,149, respectively.

11.    Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$2,246	$(7,745)
Other comprehensive income:
Net unrealized gain (loss) on cash flow hedges	103	(238)
Net unrealized gain (loss) on available for sale investments	490	(1,569)

Comprehensive income (loss)	$2,839	$(9,552)

12.    Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations are remeasured at the prior month’s balance sheet rate. To manage its exposure to foreign currency exchange rate fluctuations, the Company enters into derivative financial instruments, including hedges. The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized into earnings. For the three months ended March 31, 2006 and 2005, the Company reported foreign currency gains from remeasurement and hedging activity of $45 and $72, respectively.

As of March 31, 2006 and 2005, the Company had forward currency contracts outstanding of $3,495 and $5,196, respectively, all of which were designated as cash flow hedges.

13.    Commitments and Contingencies

Legal Matters

On February 13, 2006, the Company received notice that a complaint had been filed alleging a breach of fiduciary duty under ERISA statutes, filed in the U.S. District Court, Middle District of Florida against TriQuint, its wholly owned subsidiary Sawtek, Inc., The Sawtek, Inc. Employee Stock Ownership and 401(k) Plan (the “Plan”) and The Sawtek, Inc. Employee Stock Ownership and 401(k) Plan Administrative Committee. The plaintiff, a participant in the Sawtek retirement plan and former employee of Sawtek, contends the Company failed to act in his best interest in exercising the appropriate and requisite skill, care, prudence and diligence in administering the Plan and the distribution of Plan benefits to the plaintiff. On April 11, 2006, the Company filed a motion to dismiss. The plaintiff has not yet responded to the Company’s motion to dismiss. The complaint filed seeks full restitution and damages, plus interest, reasonable attorney’s fees and other equitable and remedial relief. The Company denies any wrongdoing and intends to vigorously defend itself in this action.

On January 18, 2006, the Company received notice that a suit had been filed against it for patent infringement in the United States District Court, Southern District of California. The Company purchases semiconductor die packages from third parties. The plaintiff, Stratedge Corporation, alleges that such packages infringe the plaintiff’s patent, and thus alleges that the Company infringed their patent by manufacturing, marketing and selling power amplifiers in such packages. The Company filed an answer on February 7, 2006 denying the plaintiff’s allegations. The plaintiff seeks, among other items, injunctions against further infringement, full compensation for all damages attributable to the infringement in an amount according to proof at trial but not less than a reasonable royalty, the destruction of all products that are found to infringe the patent, and reasonable attorney’s fees. The Company denies any wrongdoing and intends to vigorously defend itself in this action.

14.    Convertible Subordinated Notes

The Company’s 4% convertible subordinated notes, due March 1, 2007 were classified as a current liability during the three months ended March 31, 2006. At March 31, 2006, the Company had $218,755 of convertible subordinated notes outstanding and net capitalized issuance costs of $921 as compared to $218,755 of convertible subordinated notes outstanding and $1,173 of net capitalized issuance costs at December 31, 2005. During the three months ended March 31, 2006 and 2005, the Company amortized $252 and $256, respectively, of the capitalized issuance costs.

15.    CyOptics Subordinated Promissory Note and Preferred Stock

On April 29, 2005, the Company completed the sale of its optoelectronics operations in Breinigsville, Pennsylvania and its optoelectronics subsidiary in Matamoros, Mexico to CyOptics. The terms of the sale included $4,500 of preferred stock representing approximately 10% of the voting shares of CyOptics on the closing date and a subordinated unsecured promissory note for $5,633, which was discounted $2,292 to reflect the current market rate for similar debt of comparable companies. The promissory note is an interest-bearing note at the rate of the lesser of (i) 8.5% and (ii) 3.0% plus the one-year LIBOR, as determined on the date of the note and redetermined on each subsequent April 1 thereafter. At the time of the transaction, the Company reviewed current market rates for similar debt, analyzed CyOptics’ financial condition and obtained an independent valuation analysis on the debt. As a result, the Company determined the market rate for similar debt was approximately 20% and thus recorded a discount on the original value of the note to record it at a current market rate. The initial payment of the note is due April 1, 2007. The $4,500 of preferred stock obtained in the transaction represented approximately 10% of the capital stock of CyOptics on a fully diluted basis on the closing date. The stock is non-redeemable Series F preferred stock and ranks prior and in preference to other series of preferred stock. The value of the preferred stock was objectively determined based upon the price paid by unrelated parties for the same Series F preferred stock on the same date as the closing of the sale of the optoelectronics operations. The combined investment is being appropriately accounted for utilizing the cost method and as such, the fair value of the investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. At March 31, 2006, the Company is not aware of any events or changes in circumstances that may have a significant adverse effect on the fair value.

16.     Income Taxes

During the three months ended March 31, 2006 and 2005, the Company recorded net income tax expense from continuing operations of $115 and $92, respectively. The net tax expense for both periods was primarily associated with taxes from operations in Costa Rica. The Company’s income tax liability recorded on its condensed consolidated balance sheets relates primarily to management’s estimate of the income tax expense in the jurisdictions in which the Company has operations. The Company currently receives tax benefits due to a partial tax holiday associated with its Costa Rican operation. For the three months ended March 31, 2006 and 2005, these benefits were approximately $130 and $319, respectively.

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

The Company’s sales outside of the United States for the three months ended March 31, 2006 and 2005, as a percentage of total revenues, were approximately 60% and 54%, respectively.

18.     Subsequent Events

In the first quarter of 2006, the Company initiated its plan to repurchase up to $25.0 million of the Company’s Common Stock under a Rule 10b5-1 plan. During the first quarter of 2006, the Company repurchased 1,022 shares at an average cost of $4.60 per share. As of April 28, 2006, the Company had purchased an additional 576 shares at an average cost of $5.18 per share. The repurchased shares have been retired upon purchase.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to expected demand in the wireless handset, broadband, base station and the military markets; changes in our critical accounting estimates, stock-based compensation expense, and estimated guarantee liability; the ability to enter into military contracts; our ability to meet our revenue guidance, penetrate our market, and expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; and capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “could,” “estimates,” “expects,” “feels,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “seek to continue,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section of this report titled “Factors Affecting Future Operating Results”. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

We are a supplier of high performance modules, components and foundry services for the world’s leading communications companies. Our focus is on the specialized expertise, materials and know-how of radio frequency (“RF”) and other high and intermediate frequency applications. We connect the digital world to the global network as a premier supplier of advanced technology products and address four primary end markets: wireless handsets, broadband communications, wireless base stations and military systems. We continually strive to lower customers’ costs and improve system performance through advanced engineering expertise, dedicated service and forward-looking design. Our products are designed on various wafer substrates including compound semiconductor materials such as gallium arsenide (“GaAs”) and piezoelectric crystals such as lithium tantalite (“LiTaO3”) and lithium niobate (“LiNbO3”). We use a variety of process technologies using GaAs substrates including hetrojunction bipolar transistor (“HBT”) and pseudomophic high electron mobility transistor (“pHEMT”). Using various other substrates we also manufacture surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”) products. With these materials and our proprietary technology, we believe our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, higher power and power-added efficiency, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. Our customers for our products include major communication companies worldwide.

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

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions to applications in the wireless handset, broadband, base station and military markets. Our mission is, “Connecting the Digital World to the Global Network™,” and we accomplish this through a diversified product portfolio within the communications and military industries. In the wireless handset market, we provide high performance devices such as RF filters, duplexers, receivers, small signal components, power amplifiers, switches and passive components. We have also developed integrated RF modules with the goal of maximizing content and minimizing stacked margins, by offering complete module solutions with almost all subcomponents sourced from our own technologies and manufacturing facilities. In broadband communications and wireless base station markets, we are a supplier of both active GaAs and passive SAW components. We also provide the military market with phased-array radar antenna components and in 2005 were chosen to be the prime contractor on a Defense Advanced Research Projects Agency (“DARPA”) contract to develop high power wide band amplifiers in gallium nitride (“GaN”), a next generation GaAs derived technology.

The semiconductor industry in general has been subject to slumping demand and excess capacity since 2001; however, demand began to grow in 2005 and has continued through the first quarter of 2006. This has been the case for our business as well. Wafer and semiconductor manufacturing facilities represent a very high level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can create a material adverse impact on operating results. In 2005 and through the first quarter of 2006, we were able to increase the utilization at our facilities; however, we continued to experience significant pressure on our selling prices, which had a negative impact on our financial results. However, with improved capacity utilization throughout our industry we expect prices to stabilize, as compared to the past several years.

Specifically, the wireless handset market continued to gain general strength in the first quarter of 2006, continuing a trend that began in 2003. By our estimates, the total global unit shipments for the entire market grew by more than 15% in 2005, resulting in projected shipments of over 800 million handsets, up from approximately 680 million units in 2004. We believe we are positioned well for sustained demand in the wireless phone market for 2006 due to continued strength in China, India and other emerging countries along with high phone replacement rates due to new features such as digital cameras, video recorders, music players, GPS, Bluetooth, internet access, mobile television and other video standards. However, we also experienced significant selling price pressure in 2005 on some of our highest volume products, particularly duplexers.

As the handset market expands, we expect this to also create increased demand in the base station market, particularly for wideband code division multiple access (“WCDMA”) implementations. In addition, the continued deployment of base stations in Asia and other emerging markets such as India are also major drivers of demand. As the wireless infrastructure networks build out in developing countries and remote areas, we expect that we will benefit from point-to-point radio product demand for back haul.

Our broadband market includes products that support the transfer of data at high rates across wireless or wired networks. Our products for this market include those related to Bluetooth, wireless LANs (local area networks) / WiFi (wireless fidelity), WiMAX (worldwide interoperability for microwave access), WiBro (wireless broadband), CATV (community access television or cable television), microwave radio, cordless telephones, automotive and optical communications. We also report our multi-market standard products in the broadband category. Our strength in this market in the first quarter of 2006 was driven by our dual LNA wireless LAN product and increased penetration in the cordless phone market. We are also working to develop lower cost products for our customers and these new products may result in flat to lower revenues for an increased number of units.

Revenues from the military market are generally for products in large scale programs with long lead-times. Once a component has been designed into an end-use product for a military application, the same component is generally used during the entire production life of the end-use product and as a result, we tend to produce large volumes of these components. Currently, we are actively engaged with multiple military industry contractors in the development of next-generation phased-array systems and have key design wins in major projects such as the Joint Strike Fighter and F-22. In addition, in 2005 we entered into a multi-year contract from the DARPA to develop high power, wide band amplifiers in GaN. We expect to participate in other large projects such as the B-2 radar upgrade and hope to expand other programs in the future.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The following accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates we use are reasonably likely to occur from time to time, which may have a material impact on the presentation of our financial condition and results of operations.

Our most critical accounting estimates include revenue recognition; the valuation of inventory, which impacts gross margin; assessment of recoverability of long-lived assets, which primarily impacts operating expense when we impair assets or accelerate depreciation; valuation of investments in privately held companies, which impacts net income when we record impairments; deferred income tax assets and liabilities, which impacts our tax provision; and stock-based compensation which impacts inventory, cost of goods sold and operating expenses. We also have other policies that we consider to be key accounting policies, such as our policies for the valuation of accounts receivable, reserves for sales returns and allowances, reserves for warranty costs and reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

Revenue Recognition

We derive revenues primarily from the sale of standard and customer-specific products and services, including foundry manufacturing services, in the wireless handset, broadband, base station and military markets. We also receive revenues from non-recurring engineering fees and cost-plus contracts for research and development work, which collectively have been less than 5% of consolidated revenues for any period. Our distribution channels include our direct sales staff, manufacturers’ representatives and one distributor. Sales of our products are generally made through either our sales force and independent manufacturers’ representatives, or through our distributor. The majority of our shipments are made directly to our customers, with shipments to our buy/sell representatives and our distribution network accounting for less than 15% of total revenues during 2005.

Revenues from the sale of standard and customer-specific products are recognized when title to the products pass to the buyer. Revenues from foundry services and non-recurring engineering fees are recorded when the service is completed or upon certain milestones as provided for in the agreements. Revenues from cost plus contracts are recognized in a manner so that the fees will reasonably reflect assured realization as the production is completed. Revenues from our distributor are recognized when the product is sold to the distributor. Our distributor agreement provides for selling prices that are fixed at the date of sale, although we occasionally offer price protections, which are specific, of a fixed duration and for which we reserve. Further, the distributor is obligated to pay the amount and the price or payment obligation is not contingent on reselling the product; the distributor takes title to the product and bears substantially all of the risks of ownership; the distributor has economic substance; we have no significant obligations for future performance to bring about resale; and the amount of future returns can be reasonably estimated. We allow our distributor to return products for warranty reasons and stock rotation rights, within certain limitations, and reserve for such instances. Customers can only return products for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

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

Long-Lived Assets

We evaluate long-lived assets for impairment of their carrying value when events or circumstances indicate that the carrying value may not be recoverable. Factors we consider in deciding when to perform an impairment review include significant negative industry or economic trends, significant changes or planned changes in our use of the assets, plant closure or production line discontinuance, technological obsolescence, or other changes in circumstances which indicate the carrying value of the assets may not be recoverable. If such an event occurs, we evaluate whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If this is the case, we recognize an impairment loss to the extent that carrying value exceeds fair value. Fair value is determined based on market prices or discounted cash flow analysis, depending on the nature of the asset and the availability of market data. Any estimate of future cash flows is inherently uncertain. The factors we take into consideration in making estimates of future cash flows include product life cycles, pricing trends, future capital needs, cost trends, product development costs, competitive factors and technology trends as they each affect cash inflows and outflows. Technology markets are highly cyclical and are characterized by rapid shifts in demand that are difficult to predict in terms of direction and severity. If an asset is written down to fair value, that value becomes the asset’s new carrying value and is depreciated over the remaining useful life of the asset.

Investments in Privately Held Companies

In previous years, we made a number of investments in small, privately held technology companies in which we held less than 20% of the capital stock or held notes receivable. In addition, as a result of the sale of our former optoelectronics operations, we received as partial consideration; $4.5 million of preferred stock in CyOptics, Inc. (“CyOptics”) and an unsecured promissory note from CyOptics for $5.6 million, that was discounted $2.3 million to reflect the current market rate for similar debt of comparable companies. We account for all of these investments at cost unless their value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline in value is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation could result in additional other-than-temporary losses in future periods. At March 31, 2006 and December 31, 2005, our investments in privately held companies included our CyOptics preferred stock and promissory note from CyOptics, valued at $4.5 million and $3.3 million, respectively.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. A significant amount of management judgment is involved in preparing our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation which include federal, state and international tax jurisdictions. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of March 31, 2006, we were not currently under audit by the U.S. income taxing authorities. We concluded federal income tax audits for the U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. A 2001 to 2003 German tax audit of our subsidiary, TriQuint Semiconductor GmbH, was completed during the third quarter of 2005. No significant adjustments were required as a result of the resolution of the audit. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate estimated liability has been established for potential exposures.

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

Stock-Based Compensation

During the first quarter of 2006, we adopted SFAS No. 123(R), Share-Based Payment, and included stock-based compensation costs in our financial statements. Prior to adoption of SFAS 123(R), we accounted for compensation cost related to employee stock options and other forms of employee stock-based compensation plans, other than our Sawtek employee stock ownership plan, in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, we applied Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, which allowed entities to continue to apply the provision of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. These methods of accounting for stock-based compensation involve a number of estimates about the expected lives of stock options, interest rates, stock volatility, and assumptions as well as the selection of a valuation model. We have elected to use the Black-Scholes option valuation model to value our stock-based compensation. A change in any of the estimates used in the model, or the selection of a different option pricing model, could have a material impact on our operations. For further discussion regarding the implementation of SFAS No. 123(R), see Note 2 of the Notes to Condensed Consolidated Financial Statements.

The table below summarizes the stock based compensation expense for the three months ended March 31, 2006, included in Company’s condensed consolidated statements of operations:

(in millions)	Three Months Ended March 31, 2006
Cost of goods sold	$0.8

Stock-based compensation expense included in cost of goods sold	0.8

Research, development and engineering	0.4
Selling, general and administrative	1.1

Stock-based compensation expense included in operating expenses	1.5

Total stock-based compensation expense included in income from operations	$2.3

The table below summarizes the Company’s pro forma financial results for the three months ended March 31, 2005. Disclosures for the three months ended March 31, 2006 are not presented as the stock-based compensation expense was recognized in the consolidated financial statements under SFAS No. 123(R).

(in millions, except per share amounts)	Three Months Ended March 31, 2005
Net loss as reported	$(7.7)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(4.0)

Pro forma net loss	$(11.7)

Loss per share:
Basic and Diluted—as reported	$(0.06)
Basic and Diluted—pro forma	$(0.08)

Agere’s Optoelectronics Business

During the first quarter of 2005, we concluded that the optoelectronics operations we purchased from Agere Systems, Inc. were not going to meet the revenue projections we made when we initially acquired the operations. As a result, we announced the sale of these operations on April 14, 2005 and entered into an agreement to sell our optoelectronics operations in Breinigsville, Pennsylvania and our optoelectronics subsidiary in Matamoros, Mexico to CyOptics. With the sale, we believed we would benefit from focusing our attention on our growing wireless handset, base station, military and broadband markets and build upon our successful portfolio of GaAs semiconductor and filter products. The transaction allowed us to exit our optoelectronics operations that manufacture InP optical components; however, we will continue to manufacture and sell GaAs based semiconductor products for the optoelectronics equipment market produced and originally developed at our Oregon and Texas facilities. Our consolidated financial statements have been reclassified for all periods presented to reflect the Breinigsville, Pennsylvania and Matamoros, Mexico optoelectronics operations as discontinued operations.

Results of Operations

The following table sets forth the results of our operations expressed as a percentage of revenues for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Revenues	100.0%	100.0%
Cost of goods sold	69.7	74.1

Gross profit	30.3	25.9
Operating expenses:
Research, development and engineering	14.3	18.6
Selling, general and administrative	14.5	18.2
Impairment of long-lived assets	—	0.1
Gain on disposal of equipment	0.0	(0.3)
Acquisition related charges	0.1	0.6

Total operating expenses	28.9	37.2

Operating income (loss)	1.4	(11.3)

Other income (expense):
Interest income	4.1	3.6
Interest expense	(2.8)	(3.7)
Foreign currency gain	0.1	0.1
Other, net	(0.1)	0.1

Total other income (expense), net	1.3	0.1

Income (loss) from continuing operations, before income tax	2.7	(11.2)
Income tax expense	0.1	0.2

Income (loss) from continuing operations, net of income tax	2.6	(11.4)

Discontinued operations:
Loss from discontinued operations, net of income tax	—	(0.2)

Net income (loss)	2.6%	(11.6)%

Three Month Periods Ended March 31, 2006 and 2005

Revenues from Continuing Operations

Our revenues from continuing operations increased $20.9 million (31%) to $87.9 million in the first quarter of 2006 from $67.0 million in the first quarter of 2005. This increase in revenue was a direct result of increased sales of wireless handsets, broadband, and military products, while these increases were minimally offset by decreased revenues from base station products. Our book-to-bill ratio remained strong during the first quarter of 2006 at 1.2 to 1, primarily due to strength in the handset, broadband, and other markets which posted higher than average book-to-bill ratios. Our book-to-bill ratio during the first quarter of 2005 was 1.02 to 1.

In the third quarter of 2005 we assigned our digital radio revenue, including point-to-point revenue, to the base station market to better reflect the end use of this product, and have reclassified our historical data to reflect this change. Incorporating this classification change for point-to-point radios, our revenues by end market for the first quarters of 2006 and 2005 were as follows:

	Three Months Ended March 31,
(as a % of Total Revenues from Continuing Operations)	2006	2005
Wireless handsets	48%	39%
Broadband	23%	21%
Base stations	15%	24%
Military	14%	16%

Total	100%	100%

Wireless handsets

Our revenues in the wireless handset market increased approximately 73% in the first quarter of 2006 over the first quarter of 2005 and accounted for 48% of our revenues in the first quarter of 2006, up from 39% for the first quarter of 2005. The increase in revenue is primarily due to significant increases in revenues from power amplifiers (“PAs”), power amplifier modules (“PAMs”) and transmit modules, for which revenues collectively increased 262% in the first quarter of 2006 as compared to the first quarter of 2005. Additionally, revenues from our RF Filters and front end modules increased approximately 39% in the first quarter of 2006 as compared to 2005. Other increases were seen in our receivers and switches.

Our wireless handset revenues from GSM/GPRS/EDGE products increased approximately 183% in the first quarter of 2006, as compared to the first quarter of 2005. For the first quarter of 2006, revenues from GSM/GPRS/EDGE products accounted for 53% of our total handset revenue, an increase from approximately 34% in the first quarter of 2005. Accordingly, our revenues from CDMA products accounted for approximately 47% of our total handset revenue in the first quarter of 2006, a decrease from approximately 66% in the first quarter of 2005. However, revenue dollars from CDMA products increased approximately 20% in the first quarter of 2006, as compared to the first quarter of 2005.

Broadband and other

Revenues from the broadband market and other products included in this segment, which include wireless LAN, satellite, cable and other standard products, increased approximately 49% in the first quarter of 2006 as compared to the first quarter of 2005. This increase was primarily due to increases in revenue from our products for cordless phones, optical devices, wireless LAN products and other standard products. As compared to the fourth quarter of 2005, revenue from this market increased approximately 16%. Overall, our revenues from this market for the first quarter of 2006 represented approximately 23% of our total revenue, as compared to 21% for the first quarter of 2005.

Base stations

Revenues from the base station products, including point-to-point radios, decreased approximately 16% in the first quarter of 2006 as compared to the first quarter of 2005. As a percentage of our total revenues, the base station market represented approximately 15% for the first quarter of 2006, as compared to 24% in the first quarter of 2005. The decrease was primarily due to decreases in revenues from CDMA and WCDMA products, specifically IF filters and radios. In the first quarter of 2006, approximately 37% of our base station revenue was derived from point-to-point radio products, which was relatively flat as compared to the first quarter of 2005. Our revenue from GSM/GPRS/EDGE base station products increased to 36% of our total base station revenue in the first quarter of 2006, as compared to 33% in the first quarter of 2005. Our CDMA and WCDMA base station products revenue continued to decline, as expected, and accounted for approximately 9% of the base station revenue for the first quarter of 2006, as compared to 13% in the first quarter of 2005. As compared to the fourth quarter of 2005, revenue from the base station market decreased approximately 12%.

Military

Revenues from our military-related products increased approximately 16% in the first quarter of 2006 as compared to the first quarter of 2005. However, as a percentage of our total revenues, military-related products decreased to 14% of our total revenue for the first quarter of 2006, as compared to 16% for the first quarter of 2005. The increase in absolute revenue was primarily due to increases in revenue from research and development revenue, power amplifiers and other standard products, partially offset by decrease in revenues from IF filters. Our revenues from the military market for the first quarter of 2006 were slightly higher as compared to the fourth quarter of 2005.

Domestic and International Revenues

Revenues from domestic customers were approximately $34.8 million during the first quarter of 2006, compared to $30.7 million during the first quarter of 2005. Revenues from international customers were approximately $53.1 million for the first quarter of 2006, compared $36.3 million for the first quarter of 2005. Our revenues from international customers continued to grow due to increasing demand for wireless handsets and infrastructure products from developing areas in Asia and other developing areas where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. and western Europe.

Gross Profit

Our gross profit margin as a percentage of revenues increased to 30.3% in the first quarter of 2006, compared to 25.9% in the first quarter of 2005. The profit margin for the first quarter of 2006 included the effect of stock-based compensation charges of $0.8 million resulting from the adoption of SFAS No. 123(R) which had a negative impact on our gross margin of approximately 80 basis points. The increase from the first quarter of 2005 was primarily due to improved capacity utilization, resulting in higher absorption of fixed overhead costs.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses for the first quarter of 2006 decreased 1% to $12.5 million, or 14.3% of revenues. These expenses include stock-based compensation costs of $0.4 million resulting from the adoption of SFAS No. 123(R) in the first quarter of 2006. Our expenses for the first quarter of 2005 were $12.5 million, and did not include any stock-based compensation charges. Aside from the increase in expenses due to stock-based compensation, our research, development and engineering expenses decreased in the first quarter of 2006 as compared to the first quarter of 2005, due primarily to the timing of new product development activities.

Selling, general and administrative

Selling, general and administrative expenses for the first quarter of 2006 increased 4% to $12.7 million, or 14.5% of revenues. These expenses included stock-based compensation costs of $1.1 million resulting from the adoption of SFAS No. 123(R) in the first quarter of 2006. Our expenses for the first quarter of 2005 were $12.2 million, and did not include any stock-based compensation charges. Aside from the increase in expenses due to stock-based compensation, our selling, general and administrative expenses decreased in the first quarter of 2006 as compared to the first quarter of 2005. This decrease was primarily due to a decrease in audit fees and taxes, partially offset by an increase in other compensation expenses.

Impairment of long-lived assets and gain (loss) on disposal of equipment

We recorded an impairment of less than $0.1 million in the first quarter of 2005 for the write down of certain fabrication equipment held for sale to its fair market value. In addition, we sold off certain excess equipment at auction and recorded a net gain of $0.2 million in the quarter. During the first quarter of 2006, we recorded a loss of less than $0.1 million from the disposal of equipment. We did not incur impairment charges in the first quarter of 2006.

Acquisition related charges

As part of our acquisition of TFR, we anticipated paying an earn-out payment to the majority shareholder of approximately $1.5 million one year after the closing date, along with retention bonuses of $0.2 million up to 18 months after the closing date. The costs for these expenses are being recognized over the requisite period, resulting in $0.4 million of charges in the first quarter of 2005, and less than $0.1 million in the first quarter of 2006. During the first quarter of 2006, we distributed $1.5 million of these benefits and paid the remaining $2.3 million of the original purchase price.

Other income (expense), net

In the first quarter of 2006, we recorded net other income of $1.1 million, compared to $0.1 million in the first quarter of 2005. The $1.0 million increase in 2006 was primarily due to the increase in interest income earned on our cash and marketable securities portfolio, due to increases in interest rates in 2006 as compared to 2005.

Income tax expense

In the first quarters of 2006 and 2005, we recorded a net income tax expense of $0.1 million, primarily due to tax expense recorded from our foreign operations in Costa Rica.

Income (loss) from discontinued operations

During the first quarter of 2005, we recorded a net loss from discontinued operations of $0.1 million. This loss relates to the InP based electronics operations that we sold in the second quarter of 2005. In accordance with GAAP, we have reflected the results of the operations of this operation as discontinued operations and its net results are reported in this line item. The loss reported in the first quarter of 2005 reflects the results of the operations. There were no similar transactions for the first quarter of 2006.

Liquidity and Capital Resources

Liquidity

As of March 31, 2006, our cash, cash equivalents and marketable securities decreased $14.7 million (4%) to $392.0 million, from $406.7 million as of December 31, 2005. This decrease in cash, cash equivalents and marketable securities during the three months ended March 31, 2006 was primarily due to capital expenditures ($10.4 million), the repurchase of over 1 million shares of stock ($4.7 million) and payments related to the acquisition of TFR ($3.8 million). These cash outflows were partially offset by net cash provided by operating activities ($1.6 million).

The $1.6 million of cash provided by continuing operations for the three months ended March 31, 2006 represented a decrease of $3.5 million from the $5.1 million of cash provided by continuing operating activities for the comparable period in 2005. This decrease is primarily due to the increases in our accounts receivable ($3.7 million), inventory ($9.0 million) and other assets ($1.9 million). These increases in working capital requirements were partially offset by increases in net income, adjusted depreciation and amortization, and stock-based compensation, of approximately $10.0 million and are a result of increased revenue and preparation for meeting our customer demands in subsequent quarters.

At March 31, 2006, our net accounts receivable balance increased $3.7 million (7%) to $55.0 million, from $51.3 million at December 31, 2005. The increase was primarily due to increased sales during the first quarter of 2006 as compared to the preceding period.

At March 31, 2006, our net inventory balance increased $9.0 million (18%) to $58.4 million, compared to $49.4 million at December 31, 2005. The increase in inventory during the period was planned as we are building inventory to meet demand in the coming periods.

At March 31, 2006, our net property, plant and equipment increased $2.7 million (1%) to $193.5 million, compared to $190.8 million at December 31, 2005. The increase during the nine months was primarily due to increases through capital expenditures ($10.4 million), partially offset by depreciation of the assets ($7.6 million).

At March 31, 2006, our accounts payable and accrued expenses increased $0.9 million (2%) to $50.1 million, compared to $49.2 million at December 31, 2005. The increase was primarily due to an increase in payables related to increased activity in our facilities and increases in accrued payroll and taxes due to the timing of payments. These increases were partially offset by reductions in our warranty and accounts receivable reserves, combined with a reduction in our accrued interest payable as we paid the semiannual interest balance due on our 4% notes in March.

Transactions Affecting Liquidity

During the fourth quarter of 2005 we announced our plan to repurchase up to $25.0 million of the Company’s Common Stock under a Rule 10b5-1 plan. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. During the first quarter of 2006, the Company initiated the plan and as of March 31, 2006, had repurchased 1,022,086 shares at an average cost of $4.60. The repurchased shares were retired upon purchase.

On January 5, 2005, we completed the acquisition of TFR and paid $2.7 million on the closing date, net of $0.4 million of cash acquired. In the first quarter of 2006 we paid the remaining $2.3 million of the original purchase price as well as employee retention benefits related to the acquisition of $1.5 million. In addition, we are required to pay royalties on revenues we recognize from TFR technology based products over the four year period subsequent to the closing date, up to a maximum of $3.0 million, and expect to pay an additional $0.2 million of employee retention benefits in the third quarter of 2006.

Capital Resources

Our current cash, cash equivalent and short-term investment balances, together with cash anticipated to be generated from continuing operations are currently our principal sources of liquidity and we believe these will satisfy our projected working capital, capital expenditure, and possible investment needs, at a minimum, through the next 12 months. The principal risks to these sources of liquidity are capital expenditures or investment needs in excess of our expectations, in which case we may be required to finance any additional requirements through additional equity offerings, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms. Our subordinated notes become due on March 1, 2007 and at that time we will either need to pay the balance or refinance the notes.

We are currently budgeted for capital expenditures of $11.0 million to $13.0 million for the second quarter of 2006. However, our outlook for 2006 shows equipment capacity limitations at some of our facilities and thus we may determine that we need to increase our capital expansion programs. In addition, we intend to continue our repurchase the Company’s Common Stock in the second quarter of 2006. The timing of purchases and the exact number of shares to be repurchased will depend upon market conditions.

Recent Accounting Pronouncements

See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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

Debt

Our convertible subordinated notes due on March 1, 2007 have a fixed interest rate of 4%. Consequently, we do not have significant interest rate cash flow exposure on our debt. However, the fair value of the convertible subordinated notes is subject to significant fluctuations due to their convertibility into shares of our stock and other market conditions. The fair value of these convertible subordinated notes is also sensitive to fluctuations in the general level of the U.S. interest rates. We would be exposed to interest rate risk if we used additional financing to fund capital expenditures. The interest rate that we may be able to obtain on financings will depend on market conditions at that time and may differ from the rates we have secured in the past. The notes do not contain significant restrictive covenants.

The following table shows the fair values of our investments and convertible subordinated notes as of March 31, 2006:

(in thousands)	Cost	Fair Value
Cash and cash equivalents (including net unrealized gains of $95)	$85,321	$85,416
Available-for-sale investments (including net unrealized losses of $2,651)	$309,212	$306,561
Convertible subordinated notes	$218,755	$212,192

Foreign Currency Risk

We are exposed to currency exchange fluctuations as we sell our products internationally and have operations in Costa Rica and Germany. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our foreign operations by denominating most transactions in U.S. dollars. We do engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments and to hedge material cash flows that are not denominated in U.S. dollars, in accordance with a foreign exchange risk management policy approved by our board of directors. We primarily use currency forward contracts for this purpose. This hedging activity will reduce, but may not always entirely eliminate, the impact of currency exchange movements. As of March 31, 2006 and 2005, we had forward currency contracts outstanding of approximately $3.5 million and $5.2 million, respectively, all of which were designated as cash flow hedges.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.    Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principle executive and financial officers, as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On February 13, 2006, we received notice that a complaint had been filed alleging to a breach of fiduciary duty under ERISA statutes, filed in the U.S. District Court, Middle District of Florida against TriQuint, our wholly-owned subsidiary Sawtek, Inc., The Sawtek, Inc. Employee Stock Ownership and 401(k) Plan (the “Plan”) and The Sawtek, Inc. Employee Stock Ownership and 401(k) Plan Administrative Committee. The plaintiff, a participant in the Sawtek retirement plan and former employee of Sawtek, contends that we failed to act in his best interest in exercising the appropriate and requisite skill, care, prudence and diligence in administering the Plan and the distribution of Plan benefits to the plaintiff. On April 11, 2006, the Company filed a motion to dismiss. The plaintiff has not yet responded to the Company’s motion to dismiss. The complaint filed seeks full restitution and damages, plus interest, reasonable attorney’s fees and other equitable and remedial relief. We deny any wrongdoing and intend to vigorously defend ourselves in this action.

On January 18, 2006, we received notice that a suit had been filed against the Company for patent infringement in the United States District Court, Southern District of California. We purchase packages from third parties. The plaintiff, Stratedge Corporation, alleges that such packages infringe the plaintiff’s patent, and thus alleges that we infringed their patent by manufacturing, marketing and selling power amplifiers in such packages. We filed an answer on February 7, 2006 denying the plaintiff’s allegations. The plaintiff seeks, among other items, injunctions against further infringement, full compensation for all damages attributable to the infringement in an amount according to proof at trial but not less than a reasonable royalty, the destruction of all products that are found to infringe the patent, and reasonable attorney’s fees. We deny any wrongdoing and intend to vigorously defend ourselves in this action.

In addition, from time to time we are involved in judicial and administrative proceedings incidental to our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Item 1A.    Risk Factors

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

Our quarterly and annual results of operations have varied in the past and may vary significantly in the future due to a number of factors including, but not limited to, the following:

•	cancellation or delay of customer orders or shipments;

•	market acceptance of our products and those of our customers;

•	variability of the life cycles of our customers’ products;

•	variations in manufacturing yields;

•	timing of announcements and introduction of new products by us and our competitors;

•	changes in the mix of products we sell;

•	declining average sales prices for our products;

•	changes in manufacturing capacity and variations in the utilization of that capacity;

•	variations in operating expenses;

•	impairments of our assets;

•	the long sales cycles associated with our customer-specific products;

•	the timing and level of product and process development costs;

•	availability of materials used in the assembly of our products;

•	variations in raw material availability, quality and costs;

•	delays in new process qualification or delays in transferring processes;

•	additional costs or delays in increasing manufacturing capacity needed to support increasing customer demand;

•	the timing and level of nonrecurring engineering revenues and expenses relating to customer-specific products;

•	availability of assembly and test service capacity at our factory’s service providers;

•	significant changes in our and our customers’ inventory levels; and

•	delivery terms requiring that we cover shipment and insurance costs as well as import/export duty costs.

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

The markets for electronic communications applications in which we participate are subject to intense competition, rapid technological change, and short product life cycles. It is critical for companies such as ours to continually and quickly develop new products to meet the changing needs of these markets. If we fail to develop new products to meet our customers’ needs on a timely basis, we will not be able to effectively compete in these markets. Further, new products could be introduced by competitors that have competitive and technological advantages over our current product line-up. For example, new products have been introduced that use a direct conversion architecture in wireless phones. Direct conversion architecture has been available since the mid-1990’s for GSM phones and wireless phone manufacturers are increasingly using this technology in their new handsets. This technology reduces the number of components needed in the receiver portion of wireless phones, including our SAW IF filter products. As a result of the adoption of direct conversion technology, the sale of our IF filters declined approximately 79% in 2005 as compared to 2004, and during the first quarter of 2006, our handset revenue from IF filters diminished to a negligible amount. Other competitive filtering technologies, including BAW and film bulk acoustic resonator (“FBAR”), a form of BAW, have been introduced and have gained market acceptance in certain applications.

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

Our strategy for wireless phone products depends in large part upon the success of our design and marketing of wireless phone modules. Wireless phone modules represent the incorporation of some or all of the components of the wireless phone radio into a single product. If we are unable to design these modules in a manner acceptable to our customers, or have incorrectly anticipated our customers’ demand for these products, our operating results will be adversely affected.

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

The electronic communications markets are currently above their cyclical lows of the recent past; however there is no guarantee that these markets will resume historical growth rates. Further, as is characteristic of the integrated circuit and acoustic filter component industries, the average selling prices of our products have historically decreased over the products’ life cycles and we expect this pattern to continue. To offset these decreasing selling prices, we rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacturing of existing products. We also try to introduce new products with similar functionality of existing products but with lower costs by design, or new products which incorporate advanced features and can be sold at higher average selling prices. We also work closely with our suppliers to obtain continual improvement on pricing of key raw materials and components. As more of our product offerings migrate toward integrated assemblies requiring the acquisition of outside manufactured components, we will have to work effectively with our suppliers to reduce the total cost of the respective bill of material.

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

Our financial statements for the first quarter of 2006 include a significant material adverse charge related to the adoption of SFAS 123(R). These charges may fluctuate greatly in the future due to a number of estimates and assumptions used in the pricing model.

During the first quarter of 2006, we adopted SFAS No. 123(R), which requires us to recognize stock-based compensation expense in our financial statements based on the fair value determined for our stock option grants and ESPP. Previously we applied SFAS No. 123, which allowed us to apply the provisions of APB No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for stock-based payments as if the expense had been recognized. We have elected to apply the modified prospective approach in our adoption of SFAS No. 123(R) and thus have not restated our prior results to include stock-based payment expense. We use the Black-Scholes model for the stock-based payment expense calculation to determine their fair value, which includes a number of estimates including the expected lives of the options, the Company’s stock volatility and interest rates. A significant change in any of these estimates, or in our option pricing model, could have a material impact on our financial statements. In addition, although we have provided supplemental data to assist investors to compare our results after January 1, 2006 with prior results, investors may not be able to assess improvements or declines in our operating results absent the impact of stock-based compensation expense, and our stock price may be adversely affected.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business and our stock price could suffer.

Section 404 of Sarbanes-Oxley requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, as of December 31, 2005, we were required to perform an evaluation of our internal controls over financial reporting and have our independent auditor attest to our evaluation. At December 31, 2005, management concluded, and our auditors attested, that we had no material weaknesses over internal controls over financial reporting. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not arise when we test the effectiveness of our control systems in the future. If a material weakness is discovered, we could be subject to regulatory investigations or sanctions, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

Our revenues are at risk if we do not introduce new products and/or decrease costs.

The production of GaAs integrated circuits has been and continues to be more costly than the production of silicon devices. Although we have reduced production costs through decreasing raw wafer costs, increasing wafer size and fabrication yields, decreasing die size and achieving higher volumes, there can be no assurance that we will be able to continue to decrease production costs. Further, the average selling prices of our products have historically decreased over the products’ lives and we expect them to continue to do so.

To offset these decreases, we rely primarily on achieving yield improvements and other cost reductions for existing products and on introducing new products that can be manufactured at lower costs. However, we believe our costs of producing GaAs integrated circuits will continue to exceed the costs associated with the production of silicon devices. As a result, we must offer devices which provide superior performance to that of silicon such that the perceived price/performance of our products is competitive with silicon devices and there can be no assurance that we can continue to identify markets which require performance superior to that offered by silicon solutions or that we will continue to offer products which provide sufficiently superior performance to offset the cost differentials. We believe our future success depends, in part, on our timely development and introduction of new products that compete effectively on the basis of price and performance and adequately address customer requirements. The success of new product and process introductions depends on several factors, including:

•	proper selection of products and processes;

•	successful and timely completion of product and process development and commercialization;

•	market acceptance of our own new products, or of our customers’ new products;

•	achievement of acceptable manufacturing yields;

•	our ability to offer new products at competitive prices; and

•	managing the cost of raw materials and manufacturing services.

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

Because large portions of our manufacturing costs are relatively fixed, high manufacturing volumes are critical to our operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed. During periods of decreased demand, our high fixed manufacturing costs negatively affect our results of operations. We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed in the short-term. If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs in the short-term and our operating results would be harmed. In addition, we are selling products to an increasing number of our customers on a consignment basis, which can limit our ability to forecast revenues and adjust our costs in the short-term, if appropriate.

Underutilization of our manufacturing facilities and additional capital expenditures may adversely affect our operating results.

Historically, we have had some portion of our manufacturing lines in our facilities underutilized. This excess capacity means we incur increased fixed costs in our products relative to the revenue we generate which could have an adverse effect on our results of operations, particularly during economic downturns. If we are unable to improve utilization levels at these facilities and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations.

Alternatively, we have increased our capacity in certain facilities to meet current customer demands. These facilities currently have limitations in certain areas of manufacturing and we may need to invest in more capital equipment to relieve these manufacturing limitations and allow for greater capacity. If we acquire more equipment, our fixed costs will increase. Further, if customer demand later falls, the increased expense levels will have an adverse effect on our business, financial condition and results of operations.

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

In 2005 and during the first quarter of 2006 we received approximately 14% of our revenues from the U.S. government or from prime contractors on U.S. government sponsored programs principally for military applications. These military programs with the U.S. government generally have long lead times such as the DARPA contract and the F-22 and B-2 aircraft programs. They are also subject to delays or cancellation. Changes in military funding or the loss of a significant military program or contract would have a material adverse impact on our operating results. Further, spending on military contracts can vary significantly depending on funding from the U.S. government. We believe our government and military contracts in the recent past have been negatively impacted by the war in Iraq as the government allocated more funding to the war and less on new development and long-term programs, such as the ones we are dependent upon.

We face risks from failures in our manufacturing processes, the maintenance of our fabrication facilities and the processes of our vendors.

The fabrication of integrated circuits, particularly those made of GaAs, is a highly complex and precise process. Our integrated circuits are primarily manufactured on wafers made of GaAs while our SAW filters are currently manufactured primarily on LiNbO3, LiTaO3 and quartz wafers and our BAW wafers are currently manufactured on sapphire or silicon wafers. We refer to the proportion of final components that have been processed, assembled and tested relative to the gross number of components that could be constructed from the raw materials as our manufacturing yield. Compared to the manufacturing of silicon integrated circuits, GaAs technology is less mature and more difficult to design and manufacture within specifications in large volume. In addition, the more brittle nature of GaAs wafers can result in lower manufacturing yields than with silicon wafers. Further, during manufacturing, each wafer is processed to contain numerous integrated circuits or SAW/BAW filters which may also result in lower manufacturing yields. As a result, we may reject or be unable to sell a substantial percentage of wafers or the components on a given wafer because of:

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

In addition, earthquakes and volcanic eruptions could also affect our Costa Rica and Oregon facilities. Any disruptions from these or other natural disasters would have a material adverse impact on our operations and financial results. The following table indicates the approximate exposure we believe we have with respect to natural disasters:

	Type of Disaster	Approximate Percent of Total*
Location		Fixed Assets	Revenues
Apopka, Florida	H	15%	25%
Bend, Oregon	E, V	0%	0%
Dallas, Texas	H	45%	25%
Hillsboro, Oregon	E, V	30%	50%
San Jose, Costa Rica	E, V, H	10%	25%

E—Earthquake/mudslide

V—Volcanic eruption

H—Hurricane and/or tornado and flooding

*	Figures are based on revenues for the quarter ended March 31, 2006 or net fixed assets as of March 31, 2006. Additionally, the sum may be greater than 100% due to shared risks between locations.

We face risks from changes in tax regulations and a change in our Costa Rican subsidiary’s favorable tax status would have an adverse impact on our operating results.

We are subject to taxation in many different countries and localities worldwide. In some jurisdictions, we have employed specific business strategies to minimize our tax exposure. To the extent the tax laws and regulations in these various countries and localities could change, our tax liability in general could increase or our tax saving strategies could be threatened. Such changes could have a material adverse effect on our operations and financial results. For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 75% exemption from Costa Rican income taxes through 2007. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative impact on our net income. During the first quarters of 2006 and 2005, the 75% tax exemption reduced our income tax expense by $0.1 million and $0.3 million, respectively.

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

A widespread outbreak of an infectious disease or illness such as avian influenza could adversely affect our operations as well as demand from our customers. A number of countries in the Asia/Pacific region have experienced outbreaks of different infectious diseases and illnesses in the past. Many of our customers operate facilities in these areas and some of our assembly and test subcontractors are located in this region. As a result of widespread outbreaks, our operations could be severely affected through reduced demand and employees could become ill or be quarantined at the facilities that provide our assembly and test services could suspend operations.

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

Our reliance on a limited number of suppliers for certain raw materials and parts may impair our ability to produce our products on time and with acceptable yields. For example, at times in the past, we have experienced difficulties in obtaining ceramic packages and lids used in the production of bandpass filters. At other times, the acquisition of relatively simple devices, such as capacitors, has been problematic because of the large demand swings that can occur in the handset market for such components. The success of these products is critical to the overall success of our business. The primary risk surrounding our source of supply to manufacture these products is the possible bankruptcy of our suppliers or their inability to meet our delivery schedules. In addition, our reliance on these vendors may negatively affect our production if the components, equipment or services vary in reliability or quality. If we are unable to obtain timely deliveries of sufficient quantities of acceptable quality or if the prices increase, our results of operations could be harmed.

Our operating results could be harmed if our subcontractors and partners are unable to fulfill our requirements.

We currently use subcontractors for the majority of our integrated circuit and module assemblies, as well as final product testing. Approximately 40% of our revenues are derived from components in which we utilize subcontractors for some portion of the production process. We expect this percentage to grow as module products become a larger portion of our product revenue. There are certain risks associated with dependence on third party providers, such as minimal control over delivery scheduling, adequate capacity during demand peaks, warranty issues and protection of intellectual property. Additionally, if these subcontractors are unable to meet our needs, it could prevent or delay production shipments that could negatively affect our results of operations and our customer relationships. If we were to change any of our subcontractors, we would be required to re-qualify each new subcontractor, which could also prevent or delay product shipments that could negatively affect our results of operations. In addition, our reliance on these subcontractors may negatively affect our production if the services vary in reliability or quality. If we are unable to obtain timely service of acceptable quality or if the prices increase, our results of operations could be harmed.

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

Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in our manufacturing process. For our manufacturing facilities, we generally provide our own manufacturing waste treatment and contract for disposal of some materials. We are required to report usage of environmentally hazardous materials and the failure to comply with present or future regulations could result in fines being imposed on us and we could be required to suspend production or cease our operations. These regulations could require us to acquire significant equipment or to incur other substantial expenses to comply with environmental regulations. Any failure by us to control the use of, or to adequately restrict the discharge of, hazardous substances could subject us to future liabilities and harm our results of operations. Further, new environmental initiatives could affect the materials we currently use in production.

New environmental regulations such as the Waste Electrical and Electronic Equipment (“WEEE”) and the Reduction of the use of certain Hazardous Substances in electrical and electronic equipment (“RoHS”) directives may require us to redesign our products and to develop compliance administration systems.

In August 2005, companies selling a broad range of electrical equipment in European countries began to be required to conform to the WEEE directives. Further, as of July 2006, those same companies, as well as component suppliers to those companies, will also need to conform to the RoHS directive. New environmental standards such as these could require us to redesign our products in order to comply with the standards, and require the development of compliance administration systems. We may incur significant costs to redesign our products and to develop compliance administration systems. Further, alternative designs may have an adverse effect on our gross profit margin. If we cannot develop compliant products timely or properly administer our compliance programs, our revenues may also decline due to lower sales, which would adversely affect our operating results.

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

If our cash balance and cash flow are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes or our other obligations, we would be in default under the terms thereof. Default under the indenture would permit the holders of the notes to accelerate the maturity of the notes and could cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we can not assure you that we would be able to repay amounts due in respect to the notes if payment of the notes were to be accelerated following the occurrence of an event of default as defined in the indenture.

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

If technologies or standards that are supported by either our products or by our customers’ products become obsolete or fail to gain widespread commercial acceptance, our results of operations may be materially impacted. Because of continual improvements in semiconductor technology, including those in high performance silicon technologies such as CMOS (complementary metal oxide semiconductor) where substantially more resources are invested than in other technologies such as GaAs and SAW products, we believe that our future success will depend, in part, on our ability to continue to improve our product and process technologies. We must also develop new technologies in a timely manner and be able to adapt our products and processes to technological changes to support emerging and established industry standards. We have and must continue to perform significant research and development into advanced material development such as GaN, and silicon carbide (“SiC”) to compete with future technologies of our competitors. These research and development efforts may not be accepted by our customers, and therefore may not achieve sustained production in the future. Further, we may not be able to improve our existing products and process technologies, or be able to develop new technologies in a timely manner or effectively support industry standards. If we fail to do so, our customers may select another GaAs, SAW or BAW product, or even move to an alternative technology.

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

If we fail to integrate any future acquisitions or if we unsuccessfully invest in privately held companies, our business will be harmed.

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

The U.S. economy and the demand for our products has improved in recent months, which has lead to increased production volumes and a higher absorption of fixed costs and operating expenses for our company. In addition, this economic recovery may lead to increases in the salaries of our technical, sales and administrative personnel as we try to remain competitive and retain our employees. These increases in salaries may outpace our productivity gains and result in our expenses growing at a rate that exceeds our revenue growth rate, which could have an adverse effect on our gross profit margin.

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

Our sales outside of the U.S. during the first quarters of 2006 and 2005 were approximately 60% and 54%, respectively. As a result of having a significant amount of sales outside of the U.S., we face inherent risks from these sales, including:

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

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $5.12 to a low of approximately $2.88 during the 52 weeks ended March 31, 2006. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly. Further, high stock price volatility could result in a higher stock-based compensation expense charge.

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

TRIQUINT SEMICONDUCTOR, INC.

Dated: May 10, 2006	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey
President and Chief Executive Officer

Dated: May 10, 2006	By:	/s/ STEPHANIE J. WELTY
Stephanie J. Welty
Vice President of Finance and Administration, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.