Form 10-Q
period 2006-06-30
TRIQUINT SEMICONDUCTOR INC
filed 2006-08-08
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

As of July 28, 2006, there were 139,092,375 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$96,341	$67,927	$184,221	$134,892
Cost of goods sold	65,424	48,780	126,715	98,432

Gross profit	30,917	19,147	57,506	36,460

Operating expenses:
Research, development and engineering	12,484	12,312	25,013	24,765
Selling, general and administrative	14,496	11,902	27,244	24,112
Reduction in workforce	—	362	—	362
Impairment of assets	—	—	—	31
(Gain) loss on disposal of equipment	(9)	(16)	29	(222)
Acquisition related charges	42	413	84	827

Total operating expenses	27,013	24,973	52,370	49,875

Income (loss) from operations	3,904	(5,826)	5,136	(13,415)
Other income (expense):
Interest income	3,832	2,649	7,416	5,098
Interest expense	(2,458)	(2,470)	(4,916)	(4,965)
Foreign currency gain (loss)	101	(69)	146	3
Recovery of impairment (impairment charge)—investments in other companies	133	(100)	133	(100)
Gain on retirement of debt	—	114	—	114
Other, net	50	2	8	42

Total other income, net	1,658	126	2,787	192

Income (loss) from continuing operations, before income tax	5,562	(5,700)	7,923	(13,223)
Income tax (benefit) expense	(86)	(4,175)	29	(4,083)

Income (loss) from continuing operations	5,648	(1,525)	7,894	(9,140)
Discontinued operations:
Income from discontinued operations, net of tax	—	7,734	—	7,604

Net income (loss)	$5,648	$6,209	$7,894	$(1,536)

Basic per share net income (loss):
Income (loss) from continuing operations	$0.04	$(0.01)	$0.06	$(0.06)
Income from discontinued operations	0.00	0.05	0.00	0.05

	$0.04	$0.04	$0.06	$(0.01)

Diluted per share net income (loss):
Income (loss) from continuing operations	$0.04	$(0.01)	$0.06	$(0.06)
Income from discontinued operations	0.00	0.05	0.00	0.05

	$0.04	$0.04	$0.06	$(0.01)

Common equivalent shares:
Basic	139,767	139,194	140,307	138,989
Diluted	140,703	139,194	141,473	138,989

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$84,931	$103,730
Investments in marketable securities	290,748	197,377
Accounts receivable, net	57,837	51,286
Inventories, net	73,184	49,384
Prepaid expenses	5,986	5,170
Other current assets	10,258	7,514

Total current assets	522,944	414,461

Long-term investments in marketable securities	4,646	105,615
Property, plant and equipment, net	195,424	190,789
Goodwill and intangible assets, net	4,537	4,652
Other noncurrent assets, net	11,964	13,224

Total assets	$739,515	$728,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,552	$23,689
Accrued payroll	12,139	9,423
Income tax liability	7,615	7,201
Other accrued liabilities	11,624	16,088
Convertible subordinated notes	218,755	—

Total current liabilities	280,685	56,401

Long-term liabilities:
Convertible subordinated notes	—	218,755
Other long-term liabilities	3,733	2,975

Total liabilities	284,418	278,131
Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $.001 par value, 600,000,000 shares authorized, 139,675,577 shares and 141,080,236 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	140	141
Additional paid-in capital	474,776	479,344
Accumulated other comprehensive loss	(1,973)	(3,135)
Accumulated deficit	(17,846)	(25,740)

Total stockholders’ equity	455,097	450,610

Total liabilities and stockholders’ equity	$739,515	$728,741

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:		(revised)*
Net income (loss)	$7,894	$(1,536)
Net income from discontinued operations, net of tax	—	(7,604)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,888	18,797
Stock-based compensation charges	4,865	—
Tax benefit allocated to continuing operations	—	(4,520)
Impairment of assets	—	31
Gain on retirement of debt	—	(114)
(Recovery of impairment) impairment charge – investments in other companies	(133)	100
Gain (loss) on disposal of assets	29	(222)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(6,551)	(1,912)
Inventories, net	(23,800)	6,868
Other assets	(2,660)	(2,531)
Accounts payable and accrued expenses	8,804	2,855

Net cash provided by continuing operations	4,336	10,212
Net cash used in discontinued operations	—	(3,319)

Net cash provided by operating activities	4,336	6,893

Cash flows from investing activities:
Purchase of available-for-sale investments	(130,251)	(245,635)
Maturity/sale of available-for-sale investments	138,772	223,874
Proceeds from sale of assets	10	—
Business acquisition, net of cash acquired	(2,316)	(2,716)
Gain on disposal of assets held for sale	—	953
Capital expenditures	(19,916)	(6,610)

Net cash used in continuing operations	(13,701)	(30,134)
Proceeds from the sale of discontinued operations, net of fees	—	13,500
Net cash provided by discontinued operations	—	3,755

Net cash used in investing activities	(13,701)	(12,879)

Cash flows from financing activities:
Principal payments under capital lease obligations	—	(137)
Repurchase of convertible subordinated notes	—	(4,844)
Repurchase of common stock	(13,688)	—
Issuance of common stock, net	4,254	3,093

Net cash used in financing activities	(9,434)	(1,888)

Net decrease in cash and cash equivalents	(18,799)	(7,874)
Cash and cash equivalents at beginning of period	103,730	89,719

Cash and cash equivalents at end of period	$84,931	$81,845

Supplemental disclosures:
Cash paid for interest	$4,375	$4,519
Cash paid for income taxes	$559	$364
Preferred stock received in sale of discontinued operations	$—	$4,500
Fair value of note receivable from sale of discontinued operations	$—	$3,341
Payable due from business acquisition	$—	$2,263

*	Revised – See Note 1

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1.     Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the assessment of recoverability of long-lived assets, the valuation of investments in and receivables from privately held companies, the recognition and measurement of income tax assets and liabilities and the accounting for stock-based compensation. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of normal, recurring adjustments necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2005, as included in the Company’s 2005 Annual Report on Form 10-K as filed with the SEC on March 16, 2006.

The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarter, which was July 1, 2006 and July 2, 2005. For convenience, the Company has indicated that its second quarters ended on June 30. The Company’s fiscal year ends on December 31.

Reclassifications

Where necessary, prior period amounts have been reclassified to conform to the current period presentation. Reclassifications made to the 2005 financial statements include adjustments to certain expenses previously classified as selling, general and administrative expenses to conform to current period presentation as costs of goods sold and research, development and engineering expenses. The reclassification for the three and six months ended June 30, 2005 included $1,694 and $2,763 of expenses previously classified as selling, general and administrative to cost of goods sold; and $243 and $373 of expenses previously classified as selling, general and administrative to research, development and engineering, respectively. The reclassifications were done to better align certain costs with their functional classification. None of the reclassifications had an effect on net income or loss, or on stockholders’ equity as previously reported.

Revisions to 2005 Statement of Cash Flows

In addition, the Company modified its six month ending June 30, 2005 cash flow presentation to separately disclose the operating and investing portions of the cash flows attributable to the Company’s discontinued operations. We had previously reported these amounts on a combined basis, as a single amount.

2.    Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. The compensation expense for the Company’s stock-based payments, which includes employee stock options and the Company’s Employee Stock Purchase Plan (“ESPP”), is based on estimated fair values at the time of the grant or subscription period. In

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

addition, in March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, to provide guidance on the adoption of SFAS No. 123(R). Specifically, SAB No. 107 provides the Staff’s view regarding the valuation of stock-based payment arrangements for public companies and the Company has applied these provisions in its adoption of SFAS No. 123(R). In response to the new accounting guidance under SFAS No. 123(R) and SAB No. 107, the Company accelerated the vesting of options, excluding option grants to the Company’s board members and chief executive officer. The acceleration was done in two phases, with the first acceleration in the fourth quarter of 2004 for all options with a per share exercise price equal to or greater than $9.00. The second acceleration was done in the fourth quarter of 2005 for all options with a per share exercise price equal to or greater than $5.35. In addition to the Company’s board members and chief executive officer, the acceleration in the fourth quarter of 2005 also excluded option grants to the Company’s executive officers. Both of the accelerations were done as part of a comprehensive review of the Company’s entire benefits program and the decision to accelerate some of the Company’s options was made after review of the Company’s current stock price, the competitive benefits and costs from the options, the benefit of the options to the employees and the potential effects of SFAS No. 123(R). The closing price of the Company’s stock, as reported on the Nasdaq Global Market, on the date of the first option acceleration was $4.00 per share and was $4.59 per share on the date of the second option acceleration. The accelerations resulted in pro forma stock-based employee compensation expenses of $5,720 and $4,223 in the fourth quarters of 2005 and 2004, respectively, reducing future compensation costs by like amounts.

SFAS No. 123(R) supersedes the Company’s previous accounting practice for stock-based payments under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. APB No. 25 required compensation expense to be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price of the option. However, under SFAS No. 123(R) companies are required to recognize compensation expense regardless of the current market price of the stock on the grant date. In adopting SFAS No. 123(R), the Company has applied the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. As such, the Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R). However, the Company has reported pro forma disclosure information, as required under SFAS No. 123, Accounting for Stock-Based Compensation, for periods prior to the adoption of SFAS No. 123(R).

Consistent with SFAS No. 123, SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. These option pricing models involve a number of estimates, including the expected lives of stock options, the Company’s stock volatility and interest rates. In adopting SFAS No. 123(R), the Company is using the Black-Scholes option pricing model, which the Company had previously used under SFAS No. 123. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in 2006 included compensation expense for stock-based payment awards granted during the current year, as well those awards granted prior to adoption of SFAS No. 123(R) but not yet vested as of December 31, 2005. The compensation expense for these grants was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. Compensation expense for all stock-based payment awards was recognized using the straight-line method. As stock-based compensation expense recognized during fiscal 2006 is based on awards ultimately expected to vest, the gross expense has been reduced for estimated forfeitures. Under the Company’s pro forma information required by SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model during the three and six months ended June 30, 2006 and 2005, to determine the fair value of employee stock options and employee stock purchase plans granted during each period:

	Three months ended June 30,		Six months ended June 30,
Stock Options	2006	2005	2006	2005
Risk free interest rates	5.0%	3.9%	4.6%	3.9%
Expected life in years	3.9 years	4.3 years	4.7 years	4.3 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	55.6%	78.2%	56.1%	78.6%
Estimated annualized forfeiture rate	8.0%	Not applicable	8.0%	Not applicable

	Three months ended June 30,		Six months ended June 30,
Employee Stock Purchase Plans (“ESPP”)	2006	2005	2006	2005
Risk free interest rates	3.4%	2.7%	3.3%	2.7%
Expected life in years	1.5 years	1.3 years	1.5 years	1.3 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	58.9%	61.1%	58.2%	61.1%
Estimated annualized forfeiture rate	8.0%	Not applicable	8.0%	Not applicable

The Company determines its risk-free rate assumption based upon the U.S. Treasury yield for obligations with contractual lives similar to the expected lives of the Company’s option grants and ESPP subscription periods. The expected life represents the weighted average period the options are expected to remain outstanding, based upon historical experience. The expected life for the three months ended June 30, 2006 is lower as compared to other periods as a significant portion of the option grants during this period were our Board of Director grants which have a five year term, as opposed to the general 10 year term for employees. The dividend yield assumption is based on the Company’s historical and anticipated dividend distributions. The expected volatility is based upon a blend of the Company’s historical volatility of its stock price and its traded options. Forfeitures are estimated based upon historical and anticipated future experience. Based upon these assumptions, the Company has estimated the per share weighted-average grant fair value of its options granted during the three and six months ended June 30, 2006 at $2.35 and $2.49, respectively. The per share weighted-average grant fair value of its options granted during the three and six months ended June 30, 2005 was $1.90 and $1.93, respectively.

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

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

Stock-based compensation expense recognized under SFAS No. 123(R) for the three and six months ended June 30, 2006 was $2,609 and $4,865, respectively, which consisted of stock-based compensation expense related to unvested grants of employee stock options and the Company’s ESPP. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2005 as the Company applied APB No. 25. However, the Company has previously reported pro forma disclosure information, as required under SFAS No. 123, Accounting for Stock-Based Compensation. The table below summarizes the stock-based compensation expense for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of goods sold	$809	$1,577

Stock-based compensation expense included in cost of goods sold	809	1,577

Research, development and engineering	488	874
Selling, general and administrative	1,312	2,414

Stock-based compensation expense included in operating expenses	1,800	3,288

Total stock-based compensation expense included in income from operations	$2,609	$4,865

The following table presents the impact of our adoption of SFAS No. 123(R) on selected line items in our consolidated financial statements for the three and six months ended June 30, 2006 as compared to reporting under APB No. 25:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	As reported following		As reported following
	SFAS No. 123(R)	APB No. 25	SFAS No. 123(R)	APB No. 25
Cost of goods sold	$65,424	$64,615	$126,715	$125,138

Research, development and engineering	12,484	11,996	25,013	24,139
Selling, general and administrative	14,496	13,184	27,244	24,830

Total operating expenses	27,013	25,213	52,370	49,082

Net income	$5,648	$8,257	$7,894	$12,759

Net cash provided by operating activities	$2,738	$2,738	$4,336	$4,336
Net cash used in financing activities	$(5,243)	$(5,243)	$(9,434)	$(9,434)

Earnings per share:
Basic and Diluted	$0.04	$0.06	$0.06	$0.09

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

The table below summarizes the Company’s pro forma financial results for the three and six months ended June 30, 2005 as if stock-based compensation had been recognized for these periods. Disclosures for the three and six months ended June 30, 2006 are not presented as the stock-based compensation expense was recognized in the consolidated financial statements under SFAS No. 123(R).

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss) as reported	$6,209	$(1,536)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(3,190)	(7,120)

Pro forma net income (loss)	$3,019	$(8,656)

Earnings (loss) per share:
Basic and Diluted—as reported	$0.04	$(0.01)
Basic and Diluted—pro forma	$0.02	$(0.06)

As of June 30, 2006, the total future compensation expense related to the current unvested stock options and the ESPP, net of estimated forfeitures, is expected to be approximately $12,984. This expense is expected to be recognized over a weighted average period of approximately 24 months. Summaries of the Company’s current stock-based payment arrangements are as follows:

Stock Option Plans

The Company had two stock option plans under which shares were available for grant during the first and second quarters of 2006: the 1996 Stock Incentive Plan (the “1996 Plan”) and the 1998 Nonstatutory Stock Option Plan (the “1998 Plan” and together with the 1996 Plan, the “Plans”). The 1996 Plan provides for the grant of incentive stock options to officers, outside directors and other employees of the Company or any parent or subsidiary. The 1998 Plan provides for the grant of non-qualified stock options to non-officer employees of the Company. The stock plans were amended in 2002 to provide that options granted thereunder must have an exercise price per share no less than 100% of the fair market value of the share price on the grant date. Further, with respect to any participant who owns a quantity of stock representing more than 10% of the voting rights of the Company’s outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date. In 2005, the 1996 Plan was further amended to extend the term of the plan to 2016 and permit the award of restricted stock, restricted stock units, stock appreciation rights, performance shares and performance units in addition to the grant of stock options. In addition, the amendment provided specific performance criteria that the plan administrator may use to establish performance objectives, a formula mechanism that provides for automatic grants to the non-employee chairman of the Board and limited management’s ability to (i) reprice any outstanding stock option or stock appreciation right after it has been granted (other than pro rata adjustments to reflect stock dividends and other corporate events) and (ii) cancel any outstanding stock option or stock appreciation right and replace it with a new stock option or stock appreciation right with a lower exercise price, unless approved by the Company’s stockholders. The terms of each grant under the Plans may not exceed 10 years.

Subject to the discretion of the Board of Directors and beginning in 2006, outstanding options granted to new employees under the Plans generally vest and become exercisable at the rate of 25% at the end of the first year, and thereafter at a rate of 6.25% per quarter until fully vested. Options granted to current employees generally become exercisable at the rate of 25% per quarter during either the third or fourth year following the grant, or as approved by the Compensation Committee. All options granted to employees generally expire 10

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

years after the grant date. Options granted to the Board of Directors generally expire 5 years after the grant date. The Company issues new shares of common stock upon exercise of stock options.

The following summarizes the Company’s stock option transactions for the six months ended June 30, 2006:

	Six months ended June 30, 2006
	Shares	Weighted- average exercise price
Outstanding at the beginning of the period	23,440	$10.78
Granted	3,052	4.82
Exercised	(311)	3.47
Cancelled	(516)	17.65

Outstanding at the end of the period	25,665	$10.02

The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2006 was $249 and $475, respectively. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2005 was $26 and $58 respectively. Fully vested outstanding options at June 30, 2006 had an aggregate intrinsic value of $6,888, based upon the Company’s closing stock price on that date of $4.46 per share. The aggregate intrinsic value of all outstanding options at June 30, 2006 was $10,326.

The following table summarizes information concerning stock options outstanding and exercisable at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life-Years	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Remaining Contractual Life-Years	Weighted- Average Exercise Price
$ 1.91 – $ 5.00	12,250	6.60	$3.71	6,282	4.27	$3.38
5.01 – 10.00	6,588	6.40	6.67	5,846	6.25	6.80
10.01 – 15.00	2,268	4.67	11.45	2,268	4.67	11.45
15.01 – 25.00	1,979	3.77	20.99	1,979	3.77	20.99
25.01 – 61.44	2,580	4.12	38.83	2,580	4.12	38.83

$ 1.91 – $61.44	25,665	5.91	$10.02	18,955	4.86	$12.07

Employee Stock Purchase Plan

The Company also has an ESPP, pursuant to which participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s common stock at 85% of the lower of the fair market value on the first day of a two year offering period or the last day of each six month exercise period. The purchases occur on the last business day in May and November and the Company issues new shares of common stock for purchases through the ESPP. During the three and six months ended June 30, 2006, approximately 1,089 shares of the Company’s Common Stock were purchased under the ESPP. During the three and six months ended June 30, 2005, approximately 1,011 shares of the Company’s common stock were purchased under the ESPP.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

The Company issues new shares of common stock upon exercise of stock options and for purchases through the ESPP.

3.    Business Combinations

On January 5, 2005, the Company completed the acquisition of TFR Technologies, Inc. (“TFR”), a manufacturer and developer of thin film resonator filters for communication applications using bulk acoustic wave (“BAW”) technology. The Company paid $2,920 in cash on the closing date and paid an additional $2,263 during the first quarter of 2006. The Company is also obligated to pay royalties on revenues it recognizes from sales of TFR technology based products over the four year period subsequent to the closing date, up to a maximum of $3,000. As of June 30, 2006, the Company had recognized $80 of royalties on sales of TFR technology based products, which were recorded as additional goodwill. In addition, the Company has incurred total employee retention charges of $1,738, which were expensed over a period of 18 months subsequent to the closing date. During the three months ended June 30, 2006 and 2005, the Company incurred $42 and $413, respectively, of such charges. During the six months ended June 30, 2006 and 2005, the Company incurred $84 and $827, respectively, of such charges. In January 2006, the Company distributed $1,487 of the employee retention benefits and in July 2006, distributed the remaining $251.

The Company accounted for the TFR acquisition as a purchase in accordance with SFAS No. 141, Business Combinations. Details of the purchase price are as follows:

Cash paid at closing	$2,920
Cash paid one year after closing	2,263
Royalties	80
Acquisition costs	166

Total	$5,429

The purchase price was allocated to TFR’s assets and liabilities based upon fair values as follows:

Cash	$370
Accounts receivables and other assets	678
Inventory	419
Property, plant and equipment	716
Intangible assets (Note 8)	936
Goodwill (Note 8) (1)	2,769
Payables and other liabilities	(459)

Total	$5,429

(1)	Includes $80 of royalties incurred subsequent to the closing of the transaction, through June 30, 2006.

Pro forma results of operations have not been presented for this acquisition because its effect was not material to the Company on either an individual or aggregate basis.

4.    Discontinued Operations

During the first quarter of 2005, the Company concluded that its optoelectronics operations were not going to meet the revenue projections it made when the Company initially acquired the operations from Agere Systems, Inc. in January 2003. As a result, the Company announced the sale of these operations on April 14,

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

2005 and entered into an agreement to sell its optoelectronics operations in Breinigsville, Pennsylvania and its optoelectronics subsidiary in Matamoros, Mexico to CyOptics, Inc. (“CyOptics”). The transaction allowed the Company to exit its optoelectronics operation that manufactured indium phosphide (“InP”) optical components. The sale, completed on April 29, 2005, was an asset sale including the products, manufacturing equipment, inventory, the Mexican entity, related intellectual property rights and other assets that constituted the operations that manufacture InP optical chips and components for the optical networking market. CyOptics paid the Company the following consideration: $13,500 of cash at closing, $4,500 of CyOptics’ preferred stock (representing approximately 10% of the voting shares of CyOptics) and a promissory note in the amount of $5,633, which the Company recorded net of a $2,292 discount to record the note at a current market rate. The value of the preferred stock was objectively determined based on the cash paid by unrelated investors for the same series of preferred stock that the Company received in the transaction. These investors contributed cash for their shares around the same time the Company completed its transaction. The promissory note, which is senior to the preferred stock, was valued by considering a number of factors, including a third-party appraisal.

The Company’s condensed consolidated financial statements have been reclassified for all periods presented to reflect the Breinigsville, Pennsylvania and Matamoros, Mexico optoelectronics operations as discontinued operations. The Company first reflected these operations as discontinued operations in the first quarter of 2005 when the Company decided to discontinue the operations. The revenues, costs and expenses directly associated with the optoelectronics business have been reported as discontinued operations on the condensed consolidated statements of operations for all periods presented. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations. Additionally, assets and liabilities of the Breinigsville, Pennsylvania and Matamoros, Mexico operations were reclassified as held for sale on the Company’s condensed consolidated balance sheets for all periods presented, and the Company’s condensed consolidated statements of cash flows reflect the operations in Breinigsville, Pennsylvania and Matamoros, Mexico as discontinued operations for all periods presented.

Operating results of the discontinued optoelectronic operations for the period presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$—	$2,579	$—	$10,000

Income from discontinued operations	$—	$1,186	$—	$1,067
Other income	—	2	—	23
Gain on disposal	—	11,034	—	11,034
Income tax expense	—	(4,488)	—	(4,520)

Net income from discontinued operations	$—	$7,734	$—	$7,604

5.    Recent Accounting Pronouncements

In July 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus and ratified Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences. Statement No. 43 provides guidance for accounting for compensated absences and states that an employer shall accrue a liability for employees’ compensation for future absences if certain conditions are met. However, since certain compensated absences such as sabbatical leave do not typically vest, there was uncertainty as to whether employee rights to the compensated absence accumulate and meet the conditions of Statement No. 43. The consensus reached by the EITF has determined that sabbatical and

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

other similar benefits do accumulate and should be accrued for over the requisite service period. Further, the EITF has called for adoption of the consensus for fiscal years beginning after December 15, 2006. As the Company has not historically accrued for sabbatical leave, the Company is currently determining the impact that the recent pronouncement will have, however it does not believe the effects will have a material impact on the Company’s financial statements. Further, at the time of adoption, the cumulative effect of prior vesting will be recognized in the statements of financial position as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.

Also in July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued guidance also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, the Company has not yet determined the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

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

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Shares for basic net income (loss) per share:
Weighted-average shares outstanding—Basic	139,767	139,194	140,307	138,989
Dilutive securities	936	—	1,166	—

Weighted-average shares outstanding—Dilutive	140,703	139,194	141,473	138,989

For the three and six months ended June 30, 2006, options and other exercisable convertible securities totaling 16,611 and 16,696 shares, respectively, were excluded from the calculation as their effect would have been antidilutive. For the three and six months ended June 30, 2005, options and other exercisable convertible securities totaling 22,856 and 22,706 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

7.    Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	June 30, 2006	December 31, 2005
Inventories, net:
Raw materials	$23,777	$16,598
Work-in-process	34,525	21,487
Finished goods	14,882	11,299

	$73,184	$49,384

8.    Goodwill and Other Acquisition-Related Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to perform an impairment analysis on its goodwill at least annually, or when events and circumstances warrant. The Company intends to perform this test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During the six months ended June 30, 2006 and 2005, there were no impairments or impairment indicators present and no loss was recorded. Goodwill and other acquisition-related intangible assets are included in “Other non-current assets, net” on the Company’s condensed consolidated balance sheet.

Information regarding the Company’s other acquisition-related intangible assets is as follows:

	Useful Life (Years)	June 30, 2006			December 31, 2005
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill		$3,219	$—	$3,219	$3,139	$—	$3,139
Amortizing:
Patents, trademarks and other	<1 - 10	8,352	7,034	1,318	8,352	6,839	1,513

Total intangible assets		$11,571	$7,034	$4,537	$11,491	$6,839	$4,652

Amortization expense of amortizing intangible assets was $98 and $195 for the three and six months ended June 30, 2006, respectively. During the three and six months ended June 30, 2005, amortization expense of amortizing intangible assets was $490 and $1,067, respectively.

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

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense for operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	$516	$964	$702	$806
Accruals	27	175	(86)	556
Deductions	(217)	(317)	(290)	(540)

Ending balance	$326	$822	$326	$822

10.    Property, Plant and Equipment

Property, plant and equipment for operations consisted of the following:

	June 30, 2006	December 31, 2005
Land	$19,691	$19,691
Buildings	88,918	88,918
Leasehold improvements	4,868	4,719
Machinery and equipment	255,564	242,502
Furniture and fixtures	4,955	4,952
Computer equipment and software	27,118	20,777
Assets in process	14,252	15,115

	415,366	396,674
Accumulated depreciation	(219,942)	(205,885)

	$195,424	$190,789

For the three and six months ended June 30, 2006, the Company incurred depreciation expense of $7,552 and $15,190, respectively. For the three and six months ended June 30, 2005, the Company incurred depreciation expense of $8,071 and $17,220, respectively.

11.    Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$5,648	$6,209	$7,894	$(1,536)

Other comprehensive income:
Net unrealized gain (loss) on cash flow hedges	137	(323)	240	(561)
Net unrealized gain (loss) on available for sale investments	432	796	922	(773)

Comprehensive income (loss)	$6,217	$6,682	$9,056	$(2,870)

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

12.    Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations are remeasured at the prior month’s balance sheet rate. To manage its exposure to foreign currency exchange rate fluctuations, the Company enters into derivative financial instruments, including hedges. The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized into earnings. During the three months ended June 30, 2006, the Company reported foreign currency gains from remeasurement and hedging activity of $101 compared to foreign currency losses from remeasurement and hedging activity of $69 during the three months ended June 30, 2005. During the six months ended June 30, 2006, the Company reported foreign currency gains from remeasurement and hedging activity of $146, as compared to $3 during the six months ended June 30, 2005.

As of June 30, 2006 and 2005, the Company had forward currency contracts outstanding of $3,415 and $3,797, respectively, all of which were designated as cash flow hedges.

13.    Commitments and Contingencies

Legal Matters

On February 13, 2006, the Company received notice that a complaint had been filed alleging a breach of fiduciary duty under ERISA statutes, filed in the U.S. District Court, Middle District of Florida against TriQuint, its wholly owned subsidiary Sawtek, Inc., The Sawtek, Inc. Employee Stock Ownership and 401(k) Plan (the “Plan”) and The Sawtek, Inc. Employee Stock Ownership and 401(k) Plan Administrative Committee. The plaintiff, a participant in the Sawtek retirement plan and former employee of Sawtek, contended the Company failed to act in his best interest in exercising the appropriate and requisite skill, care, prudence and diligence in administering the Plan and the distribution of Plan benefits to the plaintiff. The complainant sought full restitution and damages, plus interest, reasonable attorney’s fees and other equitable and remedial relief. However, on April 11, 2006, the Company filed a motion to dismiss and on May 24, 2006, the court dismissed the case without prejudice.

On January 18, 2006, the Company received notice that a suit had been filed against it for patent infringement in the United States District Court, Southern District of California. The Company purchases semiconductor die packages from third parties. The plaintiff, Stratedge Corporation, alleges that such packages infringe the plaintiff’s patent, and thus alleges that the Company infringed their patent by manufacturing, marketing and selling power amplifiers in such packages. Stratedge Corporation filed an amended complaint on June 30, 2006. The Company filed an answer to the original complaint on February 7, 2006, and an answer to the amended complaint on July 17, 2006, denying the plaintiff’s allegations. The plaintiff seeks, among other items, injunctions against further infringement, full compensation for all damages attributable to the infringement in an amount according to proof at trial but not less than a reasonable royalty, the destruction of all products that are found to infringe the patent, and reasonable attorney’s fees. The Company denies any wrongdoing and intends to vigorously defend itself in this action.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

14.    Convertible Subordinated Notes

The Company’s 4% convertible subordinated notes, due March 1, 2007, were classified as a current liability in the first quarter of 2006. During the three and six months ended June 30, 2005, the Company repurchased $5,000 of the notes at a cost of $4,844. This repurchase resulted in a gain on retirement of long-term debt of $114 and a net of the write-down of associated capitalized bond issuance costs of $42. No similar purchases have been made in 2006. At June 30, 2006, the Company had $218,755 of convertible subordinated notes outstanding and net capitalized issuance costs of $670; as compared to $218,755 of convertible subordinated notes outstanding and $1,173 of net capitalized issuance costs at December 31, 2005. During the three and six months ended June 30, 2006, the Company amortized $251 and $503, respectively, of the capitalized issuance costs. During the three and six months ended June 30, 2005, the Company amortized $254 and $510, respectively, of the capitalized issuance costs.

15.    CyOptics Subordinated Promissory Note and Preferred Stock

On April 29, 2005, the Company completed the sale of its optoelectronics operations in Breinigsville, Pennsylvania and its optoelectronics subsidiary in Matamoros, Mexico to CyOptics. The terms of the sale included $4,500 of preferred stock representing approximately 10% of the voting shares of CyOptics and a subordinated unsecured promissory note for $5,633, which was discounted $2,292 to reflect the current market rate for similar debt of comparable companies. The promissory note is an interest-bearing note at the rate of the lesser of (i) 8.5% and (ii) 3.0% plus the one-year LIBOR, as determined on the date of the note and redetermined on each subsequent April 1 thereafter. At the time of the transaction, the Company reviewed current market rates for similar debt, analyzed CyOptics’ financial condition and obtained an independent valuation analysis on the debt. As a result, the Company determined the market rate for similar debt was approximately 20% and thus recorded a discount on the original value of the note to record it at a current market rate. The initial payment of the note is due April 1, 2007. The $4,500 of preferred stock obtained in the transaction represented approximately 10% of the capital stock of CyOptics on a fully diluted basis on the closing date. The stock is non-redeemable Series F preferred stock and ranks prior and in preference to other series of preferred stock. The value of the preferred stock was objectively determined based upon the price paid by unrelated parties for the same Series F preferred stock on the same date as the closing of the sale of the optoelectronics operations. The combined investment is being appropriately accounted for utilizing the cost method and as such, the fair value of the investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. At June 30, 2006, the Company was not aware of any events or changes in circumstances that may have a significant adverse effect on the fair value.

16.    Income Taxes

During the three and six months ended June 30, 2006, the Company recorded a net income tax benefit from continuing operations of $86 and a net income tax expense of $29. The tax benefit recorded in the second quarter of 2006 was primarily due to the resolution of tax issues with government agencies. The tax expense for the six months ended was primarily due to taxes from our Costa Rica location, partially offset by the second quarter benefit. During the three and six months ended June 30, 2005, the Company recorded net income tax benefits of $4,175 and $4,083, respectively. These tax benefits are a result of the reductions in the prior year valuation allowance caused by income generated from discontinued operations. The benefits were offset by the tax expense recorded from discontinued operations as a result of the Company’s sale of its optoelectronics operations.

During the second quarter of 2006, the State of Texas adopted an amendment to its franchise tax law to be effective January 1, 2007. The amended Texas tax, which is based on taxable gross margin, is considered an

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

income tax under SFAS No. 109, Accounting for Income Taxes. During the second quarter of 2006, the Company reviewed the impact of the Texas law change in transitioning from a franchise tax to a margin tax and has determined that the impact was immaterial. In addition, on May 3, 2006, the Governor of Florida approved the Company’s application for the manufacturing and research and development exemption, authorized in Florida Statute 212.08(5)(j). The exemption qualifies for the periods January 1, 2003 through December 31, 2006. During the second quarter of 2006, the Company recognized a sales/use tax benefit of $298 for monies previously paid. This benefit has been recognized as a reduction to the original cost of the purchases.

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

The Company’s sales outside of the United States for the three and six months ended June 30, 2006 were approximately 61% of total revenues. Sales outside of the United States for the three and six months ended June 30, 2005 were approximately 61% and 59%, respectively, of total revenues.

18.    Subsequent Events

In the first quarter of 2006, the Company initiated its plan to repurchase up to $25.0 million of the Company’s Common Stock under a Rule 10b5-1 plan. During the three and six months ended June 30, 2006, the Company repurchased 1,782 and 2,804 shares at average costs of $5.04 and 4.88 per share, respectively. During July 2006, the Company had purchased an additional 731 shares at an average cost of $4.10 per share. The repurchased shares were retired upon purchase.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to expected demand in the wireless handset, broadband, base station and military markets; changes in our critical accounting estimates, stock-based compensation expense; the ability to enter into military contracts; our ability to meet our revenue guidance and penetrate our market; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; and capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “could,” “estimates,” “expects,” “feels,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “seek to continue,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in Part II of this report titled “Risk Factors”. These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

Overview

We are a supplier of high performance modules, components and foundry services for the world’s leading communications companies. Our focus is on the specialized expertise, materials and know-how of radio frequency (“RF”) and other high and intermediate frequency applications. We “connect the digital world to the global network™” as a premier supplier of advanced technology products and address four primary end markets: wireless handsets, broadband communications, wireless base stations and military systems. We continually strive to lower customers’ costs and improve system performance through advanced engineering expertise, dedicated service and forward-looking design. Our products are designed on various wafer substrates including compound semiconductor materials such as gallium arsenide (“GaAs”) and piezoelectric crystals such as lithium tantalite (“LiTaO3”) and lithium niobate (“LiNbO3”). We use a variety of process technologies using GaAs substrates including hetrojunction bipolar transistor (“HBT”) and pseudomophic high electron mobility transistor (“pHEMT”). Using various other substrates we also manufacture surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”) products. With these materials and our proprietary technology, we believe our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, higher power and power-added efficiency, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. Customers for our products include major communication companies worldwide.

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

The semiconductor industry in general was subject to slumping demand and excess capacity from 2001 through 2004; however, demand began to grow in 2005 and has continued through the second quarter of 2006. This has been the case for our business as well. Wafer and semiconductor manufacturing facilities represent a very high level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can create a material adverse impact on operating results. In 2005 and through the second quarter of 2006, we were able to increase the utilization at our facilities; however, we continued to experience pressure on our selling prices, which had a negative impact on our financial results. With improved capacity utilization throughout our industry prices have stabilized as compared to the past several years.

Specifically, the wireless handset market continued to gain general strength in the second quarter of 2006, continuing a trend that began in 2003. By our estimates, the total global unit shipments for the entire market grew by more than 15% in 2005, resulting in projected shipments of over 800 million handsets, up from approximately 680 million units in 2004. We believe the drivers for continued growth in the handset market remains strong. China, India and other emerging countries with improving economies are growing the consumer market by introducing a new customer base. Users in developed countries are looking for new features such as digital cameras, video recorders, music players, GPS, Bluetooth, internet access, mobile television and other video standards, leading to high handset replacement rates. However at the same time of this growing demand, we have also experienced significant selling price pressure on some of our highest volume products, particularly duplexers. In addition, in the second quarter of 2006 we noticed some softness in demand from Tier II handset manufacturers reflecting what we believe to be a strengthening in Tier I manufacturers as they gain market share from their Tier II rivals.

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

Our broadband market includes products that support the transfer of data at high rates across wireless or wired networks. Our products for this market include those related to Bluetooth, wireless LANs (local area networks) / WiFi (wireless fidelity), WiMAX (worldwide interoperability for microwave access), WiBro (wireless broadband), CATV (community access television or cable television), microwave radio, cordless telephones, automotive and optical communications. We also report our multi-market standard products in the broadband category. Our strength in this market in the second quarter of 2006 was driven by our standard products and optical networks. We are working to develop lower cost products for our customers and these new products may result in flat to lower revenues for an increased number of units.

Revenues from the military market are generally for products in large scale programs with long lead-times. Once a component has been designed into an end-use product for a military application, the same component is generally used during the entire production life of the end-use product and as a result, we tend to produce large volumes of these components. Currently, we are actively engaged with multiple military industry contractors in the development of next-generation phased-array systems and have key design wins in major projects such as the Joint Strike Fighter and F-22. In addition, in 2005 we entered into a multi-year contract from the DARPA to develop high power, wide band amplifiers in GaN; and in July 2006, we were awarded a $3.1 million contract to improve manufacturing methods of producing high-power, high-voltage S-band GaAs amplifiers from the Office of Naval Research. We expect to participate in other large projects such as the B-2 radar upgrade and hope to expand other programs in the future.

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

Revenue Recognition

We derive revenues primarily from the sale of standard and customer-specific products and services, including foundry manufacturing services, in the wireless handset, broadband, base station and military markets. We also receive revenues from non-recurring engineering fees and cost-plus contracts for research and development work, which collectively have generally been less than 5% of consolidated revenues for any period. Our distribution channels include our direct sales staff, manufacturers’ representatives and one domestic distributor. Sales of our products are generally made through either our sales force and independent manufacturers’ representatives, or through our distributor. The majority of our shipments are made directly to our customers, with shipments to our buy/sell representatives and our distributor accounting for less than 15% of total revenues during 2005.

Revenues from the sale of standard and customer-specific products are recognized when title to the products pass to the buyer. Revenues from foundry services and non-recurring engineering fees are recorded when the service is completed or upon certain milestones as provided for in the agreements. Revenues from cost plus contracts are recognized in a manner so that the fees will reasonably reflect assured realization as the production is completed. Revenues from our distributor are recognized when the product is sold to the distributor. Our distributor agreement provides for selling prices that are fixed at the date of sale, although we occasionally offer price protections, which are specific, of a fixed duration and for which we reserve. Further, the distributor is obligated to pay the amount and the price or payment obligation is not contingent on reselling the product; the distributor takes title to the product and bears substantially all of the risks of ownership; the distributor has economic substance; we have no significant obligations for future performance to bring about resale; and the amount of future returns can be reasonably estimated. We allow our distributor to return products for warranty reasons and provide stock rotation rights, within certain limitations, and reserve for such instances. Other customers can only return products for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

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

Investments in Privately Held Companies

In previous years, we made a number of investments in small, privately held technology companies in which we held less than 20% of the capital stock or held notes receivable. In addition, as a result of the sale of our former optoelectronics operations, we received as partial consideration $4.5 million of preferred stock in CyOptics, Inc. (“CyOptics”) and an unsecured promissory note from CyOptics for $5.6 million, that was discounted $2.3 million to reflect the current market rate for similar debt of comparable companies. We account for all of these investments at cost unless their value has been determined to be other than temporarily impaired, in which case we write the investment down to its estimated fair value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline in value is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation could result in additional other-than-temporary losses in future periods. At June 30, 2006 and December 31, 2005, our investments in privately held companies included our CyOptics preferred stock and promissory note from CyOptics, valued at $4.5 million and $3.3 million, respectively.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. A significant amount of management judgment is involved in preparing our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation which include federal, state and international tax jurisdictions. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of June 30, 2006, we were not currently under audit by the U.S. income taxing authorities. We concluded federal income tax audits for the U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. A 2001 to 2003 German tax audit of our subsidiary, TriQuint Semiconductor GmbH, was completed during the third quarter of 2005. No significant adjustments were required as a result of the resolution of the audit. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate estimated liability has been established for potential exposures.

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

The table below summarizes the stock based compensation expense for the three and six months ended June 30, 2006, included in Company’s condensed consolidated statements of operations:

(in millions)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of goods sold	$0.8	$1.6

Stock-based compensation expense included in cost of goods sold	0.8	1.6

Research, development and engineering	0.5	0.9
Selling, general and administrative	1.3	2.4

Stock-based compensation expense included in operating expenses	1.8	3.3

Total stock-based compensation expense included in income from operations	$2.6	$4.9

The table below summarizes the Company’s pro forma financial results for the three and six months ended June 30, 2005 as if stock-based compensation had been recognized for these periods. Disclosures for the three and six months ended June 30, 2006 are not presented as the stock-based compensation expense was recognized in the consolidated financial statements under SFAS No. 123(R).

	Three Months Ended	Six Months Ended
(in millions, except per share amounts)	June 30, 2005	June 30, 2005
Net income (loss) as reported	$6.2	$(1.5)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(3.2)	(7.2)

Pro forma net income (loss)	$3.0	$(8.7)

Earnings (loss) per share:
Basic and Diluted – as reported	$0.04	$(0.01)
Basic and Diluted – pro forma	$0.02	$(0.06)

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

Results of Operations

The following table sets forth the results of our operations expressed as a percentage of revenues for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.9	71.8	68.8	73.0

Gross profit	32.1	28.2	31.2	27.0
Operating expenses:
Research, development and engineering	13.0	18.2	13.6	18.4
Selling, general and administrative	15.0	17.5	14.8	17.9
Reduction in workforce	—	0.5	—	0.3
Impairment of assets	—	—	—	0.0
(Gain) loss on disposal of equipment	(0.0)	(0.0)	0.0	(0.3)
Acquisition related charges	0.0	0.6	0.0	0.6

Total operating expenses	28.0	36.8	28.4	36.9

Income (loss) from operations	4.1	(8.6)	2.8	(9.9)

Other income (expense):
Interest income	4.0	3.9	4.0	3.8
Interest expense	(2.6)	(3.6)	(2.7)	(3.7)
Foreign currency gain (loss)	0.1	(0.1)	0.1	0.0
Recovery of impairment (impairment charge) – investments in other companies	0.1	(0.2)	0.1	(0.1)
Gain on retirement of debt	—	0.2	—	0.1
Other, net	0.1	0.0	0.0	0.0

Total other income, net	1.7	0.2	1.5	0.1

Income (loss) from continuing operations, before income tax	5.8	(8.4)	4.3	(9.8)
Income tax (benefit) expense	(0.1)	(6.1)	0.0	(3.0)

Income (loss) from continuing operations	5.9	(2.3)	4.3	(6.8)

Discontinued operations:
Income from discontinued operations	—	11.4	—	5.7

Net income (loss)	5.9%	9.1%	4.3%	(1.1)%

Three-Month Periods Ended June 30, 2006 and 2005

Revenues from Continuing Operations.

Our revenues from continuing operations increased $28.4 million (42%) to $96.3 million in the second quarter of 2006 from $67.9 million in the second quarter of 2005. This increase in revenue was primarily a result of significantly higher sales of products for the wireless handset and broadband and other markets. Our book-to-bill ratio for the second quarter remained strong at 1.08 to 1 and consistent with the second quarter of 2005. Our revenues by end market for the second quarter of 2006 and 2005 were as follows:

	Three Months Ended June 30,
(as a % of Total Revenues from Continuing Operations)	2006	2005*
Wireless handsets	52%	41%
Broadband and other	22	23
Base stations	15	23
Military	11	13

Total	100%	100%

*	In the third quarter of 2005 we began assigning our digital radio revenue, including point-to-point radios, to the base station market to better reflect the end use of these products. Previously the revenues had been classified in the broadband and other market. The historical data presented reflects this change.

Wireless handsets

Our revenues in the wireless handset market increased approximately 78% as compared to the second quarter of 2005, and accounted for 52% of our revenues in the second quarter of 2006. As compared to the first quarter of 2006, revenues in the second quarter of 2006 from the wireless handset market increased 17%. The increase in revenues as compared to the second quarter of 2005 was due in large part to significant increases in revenues from power amplifiers (“PAs”), power amplifier modules (“PAMs”) and transmit modules, for which revenues collectively increased 262% as compared to the second quarter of 2005. Increases were also seen in revenues from RF filters, duplexers, switches and mixers in the second quarter of 2006 as compared to the second quarter of 2005.

Our wireless handset revenues from WCDMA and EDGE products reached a milestone in the second quarter of 2006 as they represented greater than 10% of the handset revenues in the quarter and thus we are now reporting revenue from these products separately from CDMA and GSM/GPRS. In the second quarter of 2006, our revenues from GSM/GPRS products represented approximately 43% of the handset revenue, compared to 33% in the second quarter of 2005. WCDMA/EDGE products represented 11% of the handset revenues in the second quarter of 2006, as compared to less than 1% in the second quarter of 2005. CDMA revenues were up 25% in the second quarter of 2006, as compared to the second quarter of 2005 and represented 46% of our handset revenues.

Broadband and other

Revenues from the broadband market and other products included in this segment, which include wireless LAN, satellite, cable and other standard products, increased approximately 31% in the second quarter of 2006 as compared to the second quarter of 2005. This increase was primarily due to increases in revenue from our products for cordless phones, optical devices, GPS, BWA and other standard products. As compared to the first quarter of 2006, revenues from this market increased approximately 2%. Overall, our revenues from this market for the second quarter of 2006 represented approximately 22% of our total revenues, as compared to 23% of our total revenues in the second quarter of 2005.

Base stations

Revenues from the base station products, including point-to-point radios, increased approximately 2% in the second quarter of 2006 as compared to the second quarter of 2005. As a percentage of our total revenues, the base station market represented approximately 15% for the second quarter of 2006, as compared to 23% in the second quarter of 2005. The increase in revenues as compared to the second quarter of 2005 was due primarily to modest increases in revenues of GSM/GPRS/EDGE products, radios, and other products. These increases were partially offset by a decrease of 40% in CDMA/WCDMA products in the second quarter of 2006 as compared to the second quarter of 2005. The decline in our revenues from CDMA and WCDMA base station products was anticipated, and for the second quarter of 2006 these products accounted for approximately 7% of the base station revenues, as compared to 13% in the second quarter of 2005. As compared to the first quarter of 2006, revenues from the base station market increased approximately 16%, primarily due to strong revenues from GSM/GPRS/EDGE products and radios.

Military

Revenues from our military-related products increased approximately 9% in the second quarter of 2006 as compared to the second quarter of 2005. However, as a percentage of our total revenues, military-related products decreased to 11% of our total revenues for the second quarter of 2006, as compared to 13% for the second quarter of 2005. The increase in absolute revenue was primarily due to an increase in radar revenues, partially offset by a decline in research and development revenues. As compared to the first quarter of 2006, our radar revenues were down slightly, however this was partially offset by an increase in research and development revenues in the second quarter of 2006 as compared to the first quarter of 2006.

Domestic and International Revenues

Revenues from domestic customers were approximately $37.7 million in the second quarter of 2006, compared to $26.6 million in the second quarter of 2005. Revenues from international customers were approximately $58.6 million for the second quarter of 2006, compared $41.3 million for the second quarter of 2005. As a percentage of total revenues, revenues from international customers were 61% of revenues in the second quarter of 2006 and 2005, respectively. Revenues from international customers remained high due to strong demand for wireless handsets and infrastructure products in developing regions.

Gross Profit

Our gross profit margin as a percentage of revenues increased to 32.1% in the second quarter of 2006, compared to 28.2% in the second quarter of 2005. The profit margin in 2006 includes the effect of stock-based compensation charges resulting from the adoption of SFAS No. 123(R) on January 1, 2006, which had a negative impact on our gross margin of approximately 80 basis points. Including the negative impact of stock-based compensation charges, we were able to improve our gross margin in the second quarter of 2006 as compared to the second quarter of 2005, primarily from improved capacity utilization and shorter lead times, resulting in higher absorption of fixed overhead costs, combined with continuous yield improvements and the favorable impact of new products.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses during the second quarter of 2006 increased $0.2 million (1%) to $12.5 million, or 13.0% of revenues. These expenses include stock-based compensation costs of $0.5 million resulting from the adoption of SFAS No. 123(R) on January 1, 2006. Our expenses for the second quarter of 2005 were $12.3 million, or 18.2% or revenues, and did not include any stock-based compensation charges. Aside from the increase in expenses due to stock-based compensation, our research, development and engineering expenses decreased in the second quarter of 2006 as compared to the second quarter of 2005, primarily due to the timing of expenses incurred in relation to research and development efforts.

Selling, general and administrative

Selling, general and administrative expenses during the second quarter of 2006 increased $2.6 million (22%) to $14.5 million, or 15.0% of revenues, as compared to the second quarter of 2005. These expenses include stock-based compensation costs of $1.3 million resulting from the adoption of SFAS No. 123(R) on January 1, 2006. Our expenses for the second quarter of 2005 were $11.9 million, or 17.5% or revenues, and did not include any stock-based compensation charges. Aside from the increase in expenses due to stock-based compensation, our selling, general and administrative expenses increased in the second quarter of 2006 as compared to the second quarter of 2005, primarily due to increased labor costs, commissions, depreciation, travel expenses, payroll tax penalties and insurance costs.

Reduction in force

During the second quarter of 2005, we recorded a charge of $0.4 million associated with a reduction in force of approximately 130 employees assigned to our operations in Apopka, Florida and San Jose, Costa Rica. The charge was a result of our ongoing efforts to align costs and capacity with the reduced levels of production and revenues at these facilities. No such charges were incurred during the second quarter of 2006.

Acquisition related charges

As part of our acquisition of TFR, we committed to distribute an earn-out payment to the majority shareholder of approximately $1.5 million one year after the closing date, along with retention bonuses of $0.2 million up to 18 months after the closing date. The costs for these expenses were recognized over the requisite periods, resulting in a charge of $0.4 million in the second quarter of 2005 and less than $0.1 million during the second quarter of 2006. As of June 30, 2006, we have recognized all charges related to these payments.

Other income (expense), net

In the second quarter of 2006, we recorded net other income of $1.7 million, compared to $0.1 million in the second quarter of 2005. The primary reason for the net increase in income was higher interest income earned on our cash and marketable securities portfolio due to higher interest rates on short and intermediate term investments during the second quarter of 2006 as compared to the second quarter of 2005. In addition, favorable currency rates resulted in net foreign currency gains during the second quarter of 2006 as compared to net losses during the second quarter of 2005. In the second quarter of 2006, we recovered losses previously incurred on an impairment of an investment in another company, whereas during the second quarter of 2005, we had incurred an impairment on an investment in another company. The increases in net income in the second quarter of 2006 were partially offset by a decrease due to the gain on retirement of debt recorded in the second quarter of 2005

Income tax expense (benefit)

In the second quarter of 2006, we recorded an income tax benefit of $0.1 million, primarily due to the resolution of tax issues with government agencies. In the second quarter of 2005, we recorded an income tax benefit of $4.2 million from continuing operations, offset by $4.5 million of tax expense recorded from discontinued operations in the period. The $4.2 million tax benefit from continuing operations was a result of the reduction in the prior year valuation allowance caused by income generated from discontinued operations. The $4.5 million tax expense from discontinued operations is the permanent valuation allowance recognized as a result of gains recorded from the sale of our optoelectronics operations.

Income (loss) from discontinued operations

We recorded a net gain from discontinued operations of $7.7 million in the second quarter of 2005, which included a gain on the disposal of the operations of $11.0 million combined with gains on the sale of excess assets of the optoelectronics business of $2.2 million. These gains were partially offset by losses from the optoelectronic operations of $1.1 million and the tax expense from the discontinued operations of $4.5 million. The losses in the second quarter of 2005 reflect only one month of full operations as we completed the sale on April 29, 2005. There were no similar transactions in the second quarter of 2006. See Note 4 of the Notes to Condensed Consolidated Financial Statements for a discussion of the gain from discontinued operations.

Six-Month Periods Ended June 30, 2006 and 2005

Revenues from Continuing Operations.

Revenues from continuing operations increased $49.3 million (37%) to $184.2 million for the six months ended June 30, 2006 as compared to $134.9 million for the comparable period in the prior year. This increase in revenues was a result of significantly higher sales of products for the wireless handset market, which increased 76% as compared to the six months ended June 30, 2005. In addition, revenues from both the broadband and other, and military markets increased 39% and 12% respectively, as compared to the six months ended June 30, 2005. These increases were partially offset by a 7% decrease in revenues from the base station market during the six months ended June 30, 2006, as compared to the same period in 2005. As a percentage of total revenues, our revenues by end market for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months Ended June 30,
(as a % of Total Revenues from Continuing Operations)	2006	2005*
Wireless handsets	50%	40%
Broadband and other	23	23
Base stations	15	22
Military	12	15

Total	100%	100%

*	In the third quarter of 2005 we began assigning our digital radio revenue, including point-to-point radios, to the base station market to better reflect the end use of these products. Previously the revenues had been classified in the broadband and other market. The historical data presented reflects this change.

Wireless handsets

Revenues from wireless handsets increased approximately 76% during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The increase during the six months ended June 30, 2005 was primarily due to increases in revenues from PAs, PAMs and transmit modules, which collectively saw an increase in revenues of approximately 262% as compared to the six months ended June 30, 2005. In addition, revenues from RF Filters and front end modules increased 35%, while revenues from switches also saw an increase of 93%. Further increases were seen in our duplexer and mixer products.

During the six months ended June 30, 2006, our revenues from GSM/GPRS/EDGE products increased 167%, while revenues from CDMA/WCDMA increased of 31%, as compared to the six months ended June 30, 2005. For the six months ended June 30, 2006, revenues from GSM/GPRS/EDGE products represented 50% of total handset revenues, which was an increase from the six months ended June 30, 2005, when revenues from GSM/GPRS/EDGE products accounted for 33% of total handset revenues. Accordingly, revenues from CDMA/WCDMA represented the remaining 50% of total handset revenues for the six months ended June 30, 2006, as opposed to 67% for the same period in 2005.

Broadband and other

Revenues from the broadband market and other increased approximately 39% during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Contributing to the increase, as compared to the same period in 2005, were increases in revenues from our standard and optical networks products, which had increases of 110% and 55%, respectively. Increases in revenues from both our wireless LAN and satellite networks products also accounted for a portion of the increase in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. These increases were partially offset by a decrease in revenues from our cable products, which realized a decrease in revenues of approximately 17% for the six months ended June 30, 2006.

Base stations

Revenues from the base station market declined approximately 7% during the six months ended June 30, 2006 from the comparable period in 2005. The decrease in revenues in 2006 was primarily due to a significant decrease in revenues from CDMA products, specifically IF filters. As a result CDMA and WCDMA represented approximately 9% of our revenues in this market for the six months ended June 30, 2006, as compared to approximately 14% of the revenues in the six months ended June 30, 2005. Revenues for the six months ended June 30, 2006 from GSM/GPRS/EDGE decreased approximately 3% from the six months ended June 30, 2005.

Military

Revenues from our military-related products increased 12% during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Despite the increase in revenues from the comparable period in 2005, revenues from military-related products now account for 12% of total revenues, down from 15% percent for the six months ended June 30, 2005. The increase in total revenues from military-related products was primarily due to increased revenues from our radar related products, which revenues increased 28% in the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. In addition, revenues from research and development increased approximately 17% during the sixth months ended June 30, 2006, as compared to the six months ended June 30, 2005. These increases were partially offset by decreases in revenues from components for electronic countermeasure equipment and other standard military products.

Domestic and International Revenues

Revenues from domestic customers were approximately $72.5 million in the six months ended June 30, 2006, compared to approximately $55.4 million in the six months ended June 30, 2005. Revenues from international customers were approximately $111.7 million for the six months ended June 30 2006, compared to approximately $79.5 million for the six months ended June 30, 2005. As a percentage of total revenues, revenues from international customers were 61% of revenues during the six months ended June 30, 2006 as compared to 59% during the six months ended June 30, 2005. Revenues from international customers continued to grow due to the increasing demand for wireless handsets and infrastructure products in developing regions, where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. and Western Europe.

Gross Profit

Our gross profit margin as a percentage of revenues increased to 31.2% in the six months ended June 30, 2006, compared to 27.0% in the six months ended June 30, 2005. The profit margin in the six months ended June 30, 2006 included the effect of stock-based compensation charges resulting from the adoption of SFAS No. 123(R) on January 1, 2006, which had a negative impact on our gross margin of approximately 90 basis points. Despite the negative impact of stock-based compensation charges, we were still able to improve our gross margin in 2006 as compared to 2005, primarily from improved capacity utilization, resulting in higher absorption of fixed overhead costs, combined with continuous yield improvements and the favorable impact of new products.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses during the six months ended June 30, 2006 increased $0.2 million (1%) to $25.0 million, or 13.6% of revenues relative to the six months ended June 30, 2005. These expenses included stock-based compensation costs of $0.9 million resulting from the adoption of SFAS No. 123(R). Our expenses for the six months ending June 30, 2005 were $24.8 million, or 18.4% or revenues, and did not include any stock-based compensation charges. Excluding the increase in expenses due to stock-based compensation, our research, development and engineering expenses decreased in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, primarily due to the timing of expenses incurred in relation to research and development efforts.

Selling, general and administrative

Selling, general and administrative expenses during the six months ended June 30, 2006 increased $3.1 million (13%) to $27.2 million, or 14.8% of revenues from the six months ended June 30, 2005. These expenses include stock-based compensation costs of $2.4 million resulting from the adoption of SFAS No. 123(R). Our expenses for the six months ended June 30, 2005 were $24.1 million, or 17.9% or revenues, and did not include any stock-based compensation charges. Excluding the increase in expenses due to stock-based compensation, our selling, general and administrative expenses increased in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, primarily due to increased sales commissions paid from increased revenues, increased labor costs, commissions, depreciation, travel expenses, payroll tax penalties and insurance costs.

Reduction in force

During the six months ended June 30, 2005, we recorded a charge of $0.4 million associated with a reduction in force of approximately 130 employees assigned to our operations in Apopka, Florida and San Jose, Costa Rica. The charge was a result of our ongoing efforts to align costs and capacity with the reduced levels of production and revenues at these facilities. We incurred no such charges during the six months ended June 30, 2006.

Impairment of long-lived assets and gain on disposal of equipment

During the six months ended June 30, 2005, we recorded impairments of less than $0.1 million for the write down to fair market value of certain fabrication equipment held for sale. In addition, we sold certain excess equipment at auction and recorded a net gain of $0.2 million during this period. During the six months ended June 30, 2006 we recorded a loss of less than $0.1 million from the disposal of equipment.

Acquisition related charges

As part of our acquisition of TFR, we committed to distribute an earn-out payment to the majority shareholder of approximately $1.5 million one year after the closing date, along with retention bonuses of $0.2 million up to 18 months after the closing date. The costs for these expenses were recognized over the requisite period, resulting in a charge of $0.8 million during the six months ended June 30, 2005, and $0.1 million during the six months ended June 30, 2006. As of June 30, 2006, we had recognized all charges related to these payments.

Other income (expense), net

In the six months ended June 30, 2006, we recorded net other income of $2.8 million, compared to $0.2 million in the six months ended June 30, 2005. The primary reason for the net increase in income was higher interest income earned on our cash and marketable securities portfolio due to higher interest rates on short and intermediate term investments during the six months ended June 30, 2006 as compared to the six months ended

June 30, 2005. In addition, favorable currency rates resulted in net foreign currency gains during the six months ended June 30, 2006 as compared to net losses during the six months ended June 30, 2005. Further, during the six months ended June 30, 2006 we recovered losses previously incurred on an impairment of an investment in another company, whereas during the six months ended June 30, 2005, we incurred an impairment on an investment in another company. These increases in net income in the six months ended June 30, 2006 were partially offset by a decrease due to the gain on retirement of debt recorded in the six months ended June 30, 2005.

Income tax expense (benefit)

During the six months ended June 30, 2006, we recorded a net income tax expense of less than $0.1 million, primarily due to taxes from our Costa Rica location which was partially offset by benefits recorded from the resolution of tax issues with government agencies. During the six months ended June 30, 2005, we recorded a net income tax benefit of $4.1 million, primarily resulting from the offset of the $4.5 million of tax expense recorded from discontinued operations in the second quarter. The $4.1 million tax benefit from continuing operations in the six months ended June 30, 2005 was a result of the reduction in the prior year valuation allowance caused by income generated from discontinued operations. The offset was partially reduced by tax expenses from our foreign operations in Costa Rica, Mexico, Sweden and Japan.

Income (loss) from discontinued operations

We recorded a gain from discontinued operations of $7.6 million during the six months ended June 30, 2005. The gain recorded during the six months ended June 30, 2005 included a gain of $11.0 million from the disposal of the operations in the second quarter of 2005, combined with gains on the sale of excess assets of the optoelectronics business of $3.8 million. These gains were partially offset by losses from the optoelectronic operations of $2.7 million and the tax expense from the discontinued operations of $4.5 million. The losses from discontinued operations during the six months ended June 30, 2005 reflected only four months of full operations as we completed the sale on April 29, 2005. We had no similar activity during the six months ended June 30, 2006. See Note 4 of the Notes to Condensed Consolidated Financial Statements for a discussion of the gain from discontinued operations.

Liquidity and Capital Resources

Liquidity

As of June 30, 2006, our cash, cash equivalents and marketable securities decreased $26.4 million (6%) to $380.3 million, from $406.7 million as of December 31, 2005. This decrease in cash, cash equivalents and marketable securities during the six months ended June 30, 2006 was primarily due to capital expenditures ($19.9 million) and the repurchase of approximately 2.8 million shares of our stock ($13.7 million). These cash outflows were partially offset by cash provided by operating activities ($4.3 million) and the issuance of common stock through stock option exercises and our ESPP ($4.3 million).

The $4.3 million of cash provided by continuing operations for the six months ended June 30, 2006 represented an increase of $5.9 million from the $10.2 million of cash provided by operations during the six months ended June 30, 2005. The increase from the prior year was primarily due to an increase in net income from continuing operations, adjusted for depreciation and equity compensation charges ($28.6 million) and an increase in accounts payable and accrued expenses ($8.8 million). These increases during the six months ended June 30, 2006 were partially offset by increases in inventory ($23.8 million), accounts receivable ($6.6 million) and other assets ($2.7 million).

At June 30, 2006, our net accounts receivable balance increased $6.5 million (13%) to $57.8 million, from $51.3 million at December 31, 2005. This increase was primarily due to the increased revenue during the second quarter of 2006 as compared to the fourth quarter of 2005.

At June 30, 2006, our net inventory balance increased $23.8 million (48%) to $73.2 million, compared to $49.4 million at December 31, 2005. This increase in inventory during the period was planned as we built inventory to meet anticipated demand in the coming periods. The most rapid growth in our inventory was in raw material, driven by increased module demand.

At June 30, 2006, our net property, plant and equipment increased $4.6 million (2%) to $195.4 million, compared to $190.8 million at December 31, 2005. This increase was primarily due to capital expenditures of $19.9 million during 2006, partially offset by depreciation of $15.2 million. The capital expenditures made during 2006 have primarily been to increase the capacity at our Oregon facility.

At June 30, 2006, our accounts payable and accrued expenses increased $5.1 million (10%) to $54.3 million, compared to $49.2 million at December 31, 2005. The increase was primarily due to increases in trade payables related to increased activity in our facilities, partially offset by reductions in our payables related to the TFR acquisition.

Transactions Affecting Liquidity

During the fourth quarter of 2005 we announced our plan to repurchase up to $25.0 million of the Company’s common stock under a Rule 10b5-1 plan. The timing of purchases and the exact number of shares to be purchased depend on market conditions. During the first quarter of 2006, we initiated the plan and as of June 30, 2006, had repurchased 2,804,338 shares at an average cost of $4.88. The repurchased shares were retired upon purchase.

On January 5, 2005, we completed the acquisition of TFR and paid $2.7 million on the closing date, net of $0.4 million of cash acquired. In the first quarter of 2006 we paid the remaining $2.3 million of the original purchase price as well as employee retention benefits related to the acquisition of $1.5 million. In July 2006, we paid the remaining $0.3 million of employee retention benefits. We are also required to pay royalties on revenues we recognize from TFR technology based products over the four year period subsequent to the closing date, up to a maximum of $3.0 million. As of June 30, 2006, we have accrued $0.1 million of such royalties.

Capital Resources

Our current cash, cash equivalent and short-term investment balances, together with cash anticipated to be generated from continuing operations are currently our principal sources of liquidity and we believe these will satisfy our projected working capital, capital expenditure, and possible investment needs, at a minimum, through the next 12 months. The principal risks to these sources of liquidity are capital expenditures or investment needs in excess of our expectations, in which case we may be required to finance any additional requirements through additional equity offerings, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms. Our subordinated notes become due on March 1, 2007 and at that time we will need to either pay the balance or refinance the notes.

We are currently budgeted for capital expenditures of $20.0 million to $25.0 million for the remainder of 2006 and we intend to continue our repurchase the Company’s common stock in the third quarter of 2006. The timing of purchases and the exact number of shares to be repurchased will depend upon market conditions.

Recent Accounting Pronouncements

See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.    Qualitative and Quantitative Disclosure about Market Risk

Cash Equivalents, Short-term and Long-term Investments

Our investments in cash equivalents, short-term investments and long-term investments are classified as available-for-sale securities and are comprised of highly rated, short and medium-term investments, such as U.S. government agencies, corporate debt securities, commercial paper and other low risk investments in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. Although we manage investments under an investment policy, economic, market and other events may occur which we cannot control. Although the risks are minimal, fixed rate securities may have their fair values adversely impacted because of changes in interest rates and credit ratings. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer principal losses if we were to sell securities that have declined in value because of changes in interest rates or issuer credit ratings. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes, however we do hedge certain foreign currency exposures of our foreign operations. We do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.

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

The following table shows the fair values of our investments and convertible subordinated notes as of June 30, 2006 (in thousands):

	Cost	Fair Value
Cash and cash equivalents (including net unrealized gains of $91)	$84,840	$84,931
Available-for-sale investments (including net unrealized losses of $2,215)	$297,609	$295,394
Convertible subordinated notes	$218,755	$214,653

Foreign Currency Risk

We are exposed to currency exchange fluctuations as we sell our products internationally and have assembly operations in Costa Rica, a design center in Germany and sales offices throughout Europe and Asia. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments and to hedge material cash flows that are not denominated in U.S. dollars, in accordance with a foreign exchange risk management policy approved by our board of directors. We primarily use currency forward contracts for this purpose. This hedging activity will reduce, but may not always entirely eliminate, the impact of currency exchange movements. As of June 30, 2006 and 2005, we had forward currency contracts outstanding of approximately $3.4 million and $3.8 million, all of which were designated as cash flow hedges.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On February 13, 2006, we received notice that a complaint had been filed alleging a breach of fiduciary duty under ERISA statutes, filed in the U.S. District Court, Middle District of Florida against TriQuint, its wholly owned subsidiary Sawtek, Inc., The Sawtek, Inc. Employee Stock Ownership and 401(k) Plan (the “Plan”) and The Sawtek, Inc. Employee Stock Ownership and 401(k) Plan Administrative Committee. The plaintiff, a participant in the Sawtek retirement plan and former employee of Sawtek, contended that we failed to act in his best interest in exercising the appropriate and requisite skill, care, prudence and diligence in administering the Plan and the distribution of Plan benefits to the plaintiff. The complainant sought full restitution and damages, plus interest, reasonable attorney’s fees and other equitable and remedial relief. However, on April 11, 2006, we filed a motion to dismiss and on May 24, 2006, the court dismissed the case without prejudice.

On January 18, 2006, we received notice that a suit had been filed against us for patent infringement in the United States District Court, Southern District of California. We purchase semiconductor die packages from third parties. The plaintiff, Stratedge Corporation, alleges that such packages infringe the plaintiff’s patent, and thus alleges that we infringed their patent by manufacturing, marketing and selling power amplifiers in such packages. Stratedge Corporation filed an amended complaint on June 30, 2006. We filed an answer to the original complaint on February 7, 2006, and an answer to the amended complaint on July 17, 2006, denying the plaintiff’s allegations. The plaintiff seeks, among other items, injunctions against further infringement, full compensation for all damages attributable to the infringement in an amount according to proof at trial but not less than a reasonable royalty, the destruction of all products that are found to infringe the patent, and reasonable attorney’s fees. We deny any wrongdoing and intends to vigorously defend itself in this action.

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

Our quarterly and annual results of operations have varied in the past and may vary significantly in the future due to a number of factors including, but not limited to, the following:

•	cancellation or delay of customer orders or shipments;

•	market acceptance of our products and those of our customers;

•	variability of the life cycles of our customers’ products;

•	variations in manufacturing yields;

•	timing of announcements and introduction of new products by us, our customers and our competitors;

•	changes in the mix of products we sell;

•	declining average sales prices for our products;

•	changes in manufacturing capacity and variations in the utilization of that capacity;

•	variations in operating expenses;

•	variations in the costs of assembly and test services;

•	impairments of our assets;

•	the long sales cycles associated with our customer-specific products;

•	the timing and level of product and process development costs;

•	availability of materials used in the assembly of our products;

•	variations in raw material availability, quality and costs;

•	delays in new process qualification or delays in transferring processes;

•	additional costs or delays in increasing manufacturing capacity needed to support increasing customer demand;

•	the timing and level of nonrecurring engineering revenues and expenses relating to customer-specific products;

•	availability of assembly and test service capacity at our factory’s service providers;

•	significant changes in our and our customers’ inventory levels; and

•	delivery terms requiring that we cover shipment and insurance costs as well as import/export duty costs.

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

The markets for electronic communications applications in which we participate are subject to intense competition, rapid technological change, and short product life cycles. It is critical for companies such as ours to continually and quickly develop new products to meet the changing needs of these markets. If we fail to develop new products to meet our customers’ needs on a timely basis, we will not be able to effectively compete in these markets. Further, new products could be introduced by competitors that have competitive and technological advantages over our current product line-up. For example, new products have been introduced that use a direct conversion architecture in wireless phones. Direct conversion architecture has been available since the mid-1990’s for GSM phones and wireless phone manufacturers are increasingly using this technology in their new handsets. This technology reduces the number of components needed in the receiver portion of wireless phones, including our SAW IF filter products. As a result of the adoption of direct conversion technology, the sale of our IF filters declined approximately 79% in 2005 as compared to 2004, and during the first half of 2006, our handset revenue from IF filters diminished to a negligible amount. Other competitive filtering technologies, including BAW and film bulk acoustic resonator (“FBAR”), a form of BAW, have been introduced and have gained market acceptance in certain applications.

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

If we build products to support high volume forecasts that never materialize into orders, we may have to write off excess and obsolete inventory or reduce our prices.

During the second quarter of 2006 we increased inventory to meet forecasted future demand. If the forecasted demand does not materialize into purchase orders for our products, we may be required to write off our inventory balances or reduce the value of our inventory to fair value based on a reduced sales price. A write off of the inventory, or a reduction in the inventory value due to a sales price reduction, could have a material impact on our operating results.

Our financial statements for the first and second quarter of 2006 include a significant material adverse charge related to the adoption of SFAS 123(R). These charges may fluctuate greatly in the future due to a number of estimates and assumptions used in the pricing model.

On January 1, 2006, we adopted SFAS No. 123(R), which requires us to recognize stock-based compensation expense in our financial statements based on the fair value determined for our stock option grants and ESPP. Previously we applied SFAS No. 123, which allowed us to apply the provisions of APB No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for stock-based payments as if the expense had been recognized. We have elected to apply the modified prospective approach in our adoption of SFAS No. 123(R) and thus have not restated our prior results to include stock-based payment expense. We use the Black-Scholes model for the stock-based payment expense calculation to determine their fair value, which includes a number of estimates including the expected lives of the options, the Company’s stock volatility and interest rates. A significant change in any of these estimates, or in our option pricing model, could have a material impact on our financial statements. In addition, although we have provided supplemental data to assist investors to compare our results after January 1, 2006 with prior results, investors may not be able to assess improvements or declines in our operating results absent the impact of stock-based compensation expense, and our stock price may be adversely affected.

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

In 2005 and during the first half of 2006 we received approximately 14% of our revenues from the U.S. government or from prime contractors on U.S. government sponsored programs principally for military applications. These military programs with the U.S. government generally have long lead times such as the DARPA contract and the F-22 and B-2 aircraft programs. They are also subject to delays or cancellation. Changes in military funding or the loss of a significant military program or contract would have a material adverse impact on our operating results. Further, spending on military contracts can vary significantly depending on funding from the U.S. government. We believe our government and military contracts in the recent past have been negatively impacted by the war in Iraq as the government allocated more funding to the war and less on new development and long-term programs, such as the ones we are dependent upon.

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

We face risks from a proportion of our operations and employees being located outside of the U.S.

A number of our employees and operations are located in countries other than the U.S. The laws and governance of these countries may differ substantially from that of the U.S. and may expose us to increased risks of adverse impacts on our operations and results of operations. These risks could include: loss of protection of proprietary technology, disruption of production processes, interruption of freight channels and delivery schedules, currency exposure, financial institution failure, government expropriation, labor shortages, political unrest, and fraud. Specifically, our operating facility in Costa Rica presents risks of disruption such as government intervention, currency fluctuations, labor disputes, limited supplies of labor, power interruption, civil unrest, or war. Any such disruptions could have a material adverse effect on our business, results of operations and financial condition.

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

Other natural disasters such as earthquakes, volcanic eruptions, tornadoes and flooding could also affect our facilities in Oregon and Texas. Any disruptions from these or other natural disasters would have a material adverse impact on our operations and financial results. The following table indicates the approximate exposure we believe we have with respect to natural disasters:

	Type of Disaster	Approximate Percent of Total*
Location		Fixed Assets	Revenues
Apopka, Florida	H	15%	25%
Bend, Oregon	E, V	0%	0%
Dallas, Texas	H	45%	25%
Hillsboro, Oregon	E, V	30%	50%
San Jose, Costa Rica	E, V, H	10%	25%

E—Earthquake/mudslide

V—Volcanic eruption

H—Hurricane and/or tornado and flooding

*	Figures are based on revenues for the quarter ended June 30, 2006 or net fixed assets as of June 30, 2006. Additionally, the sum may be greater than 100% due to shared risks between locations.

We face risks from changes in tax regulations and a change in our Costa Rican subsidiary’s favorable tax status would have an adverse impact on our operating results.

We are subject to taxation in many different countries and localities worldwide. In some jurisdictions, we have employed specific business strategies to minimize our tax exposure. To the extent the tax laws and regulations in these various countries and localities could change, our tax liability in general could increase or our tax saving strategies could be threatened. Such changes could have a material adverse effect on our operations and financial results. For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 75% exemption from Costa Rican income taxes through 2007. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative impact on our net income. During the three and six months ended June 30, 2006, the 75% tax exemption reduced our income tax expense by $0.2 million and $0.3 million, respectively. During the three and six months ended June 30, 2005 the 75% tax exemption reduced our income tax expense by $0.3 million and $1.4 million, respectively.

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

In August 2005, companies selling a broad range of electrical equipment in European countries began to be required to conform to the WEEE directives. Further, as of July 2006, those same companies, as well as component suppliers to those companies, are required to conform to the RoHS directive. New environmental standards such as these could require us to redesign our products in order to comply with the standards, and require the development of compliance administration systems. We may incur significant costs to redesign our products and to develop compliance administration systems. Further, alternative designs may have an adverse effect on our gross profit margin. If we cannot develop compliant products timely or properly administer our compliance programs, our revenues may also decline due to lower sales, which would adversely affect our operating results.

We have substantial indebtedness.

We have $218.8 million of indebtedness remaining in the form of our convertible subordinated notes due March 1, 2007. The level of our indebtedness, among other things, could:

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

Our sales outside of the U.S. during the six months ended June 30, 2006 and 2005 were approximately 61% and 59%, respectively. As a result of having a significant amount of sales outside of the U.S., we face inherent risks from these sales, including:

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

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $6.07 to a low of approximately $3.26 during the 52 weeks ended June 30, 2006. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly. Further, high stock price volatility could result in a higher stock-based compensation expense charges.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In December 2005, we announced that our Board of Directors had authorized a plan to repurchase up to $25.0 million of the our common stock beginning in the first quarter of 2006. The repurchases are being made under a Rule 10b5-1 plan and may be suspended or discontinued at any time. The following schedule summarizes the purchases we made of our common stock during the three months ended June 30, 2006 (in thousands, except per share data):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
April 1, 2006 – April 30, 2006	576	$5.18	576	$17,312
May 1, 2006 – May 31, 2006	539	5.56	539	14,312
June 1, 2006 – June 30, 2006	667	4.50	667	11,312

Total	1,782	$5.04	1,782	$11,312

As of June 30, 2006, we were authorized to repurchase up to $11.3 million of our common stock under the 2005 repurchase program. The repurchased shares of common stock are retired upon purchase and result in a reduction of shareholders’ equity.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

On May 24, 2006, we held our Annual Meeting of Stockholders in Hillsboro, Oregon. We solicited votes by proxy pursuant to proxy solicitation materials first distributed to our stockholders on or about April 13, 2006. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for and against and the number abstentions:

1.	The election of Dr. Paul A. Gary, Charles Scott Gibson, Nicolas Kauser, Ralph G. Quinsey, Dr. Walden C. Rhines, Steven J. Sharp and Willis C. Young as directors of the Company until the next Annual Meeting of Stockholders or until their successors are elected:

Nominee	For	Withheld
Dr. Paul A. Gary	117,842,702	2,738,712
Charles Scott Gibson	115,467,722	5,113,692
Nicolas Kauser	92,772,619	27,808,795
Ralph G. Quinsey	115,865,918	4,715,496
Dr. Walden C. Rhines	115,257,398	5,324,016
Steven J. Sharp	115,370,322	5,211,092
Willis C. Young	118,363,100	2,218,314

2.	The ratification of the audit committee’s appointment of KPMG LLP as our independent auditors registered public accounting firm for the fiscal year ending December 31, 2006.

For	Against	Abstain
116,749,033	3,518,897	313,484

Item 5. Other	Information

None

Item 6.    Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.

Dated: August 8, 2006	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: August 8, 2006	By:	/s/ STEPHANIE J. WELTY
Stephanie J. Welty
Vice President of Finance and Administration, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.