Form 10-Q
period 2006-09-30
TRIQUINT SEMICONDUCTOR INC
filed 2006-11-09
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of October 27, 2006, there were 137,273,094 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$103,259	$75,235	$287,480	$210,127
Cost of goods sold	70,424	51,646	197,139	150,078

Gross profit	32,835	23,589	90,341	60,049

Operating expenses:
Research, development and engineering	12,222	11,570	37,235	36,335
Selling, general and administrative	13,414	11,234	40,658	35,346
Reduction in workforce	—	—	—	362
Impairment of assets	—	—	—	31
Loss (gain) on disposal of equipment	8	22	37	(200)
Acquisition related charges	(21)	414	63	1,241

Total operating expenses	25,623	23,240	77,993	73,115

Income (loss) from operations	7,212	349	12,348	(13,066)
Other income (expense):
Interest income	4,048	3,052	11,464	8,150
Interest expense	(2,526)	(2,441)	(7,442)	(7,406)
Foreign currency gain	169	32	315	35
(Recovery of impairment) impairment charge—investments in other companies	—	(55)	133	(155)
Gain on sale of intellectual property	—	954	—	954
Gain on retirement of debt	—	—	—	114
Other, net	(166)	72	(158)	114

Total other income, net	1,525	1,614	4,312	1,806

Income (loss) from continuing operations, before income tax	8,737	1,963	16,660	(11,260)
Income tax expense (benefit)	656	(90)	685	(4,173)

Income (loss) from continuing operations	8,081	2,053	15,975	(7,087)
Discontinued operations:
Income from discontinued operations, net of tax	—	522	—	8,126

Net income	$8,081	$2,575	$15,975	$1,039

Basic per share net income (loss):
Income (loss) from continuing operations	$0.06	$0.02	$0.11	$(0.05)
Income from discontinued operations	0.00	0.00	0.00	0.06

	$0.06	$0.02	$0.11	$0.01

Diluted per share net income (loss):
Income (loss) from continuing operations	$0.06	$0.02	$0.11	$(0.05)
Income from discontinued operations	0.00	0.00	0.00	0.06

	$0.06	$0.02	$0.11	$0.01

Common equivalent shares:
Basic	138,604	139,917	139,739	139,297
Diluted	140,118	141,210	141,476	139,297

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$70,260	$103,730
Investments in marketable securities	300,276	197,377
Accounts receivable, net	59,897	51,286
Inventories, net	85,563	49,384
Prepaid expenses	6,655	5,170
Other current assets	9,584	7,514

Total current assets	532,235	414,461

Long-term investments in marketable securities	2,516	105,615
Property, plant and equipment, net	195,161	190,789
Goodwill and intangible assets, net	4,448	4,652
Other noncurrent assets, net	11,710	13,224

Total assets	$746,070	$728,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,534	$23,689
Accrued payroll	14,875	9,423
Income tax liability	7,734	7,201
Other accrued liabilities	10,827	16,088
Convertible subordinated notes	218,755	—

Total current liabilities	284,725	56,401

Long-term liabilities:
Convertible subordinated notes	—	218,755
Other long-term liabilities	3,838	2,975

Total liabilities	288,563	278,131
Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $.001 par value, 600,000,000 shares authorized, 137,713,423 shares and 141,080,236 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	138	141
Additional paid-in capital	468,167	479,344
Accumulated other comprehensive loss	(1,033)	(3,135)
Accumulated deficit	(9,765)	(25,740)

Total stockholders’ equity	457,507	450,610

Total liabilities and stockholders’ equity	$746,070	$728,741

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:		(revised)*
Net income	$15,975	$1,039
Net income from discontinued operations, net of tax	—	(8,126)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,617	26,812
Stock-based compensation charges	7,070	—
Tax benefit allocated to continuing operations	—	(4,783)
Impairment of long-lived assets	—	31
Gain on retirement of debt	—	(114)
(Recovery of impairment) impairment charge – investments in other companies	(133)	155
Gain on sale of intellectual property	—	(954)
Loss (gain) on disposal of assets	37	(200)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(8,611)	(7,398)
Inventories, net	(36,179)	3,774
Other assets	(2,653)	(2,664)
Accounts payable and accrued expenses	12,837	6,404

Net cash provided by continuing operations	11,960	13,976
Net cash used in discontinued operations	—	(3,838)

Net cash provided by operating activities	11,960	10,138

Cash flows from investing activities:
Purchase of available-for-sale investments	(291,097)	(392,900)
Maturity/sale of available-for-sale investments	293,264	356,490
Proceeds from sale of assets	10	—
Business acquisition, net of cash acquired	(2,316)	(2,716)
Gain on disposal of assets held for sale	—	1,910
Capital expenditures	(27,041)	(13,317)

Net cash used in continuing operations	(27,180)	(50,533)
Proceeds from the sale of discontinued operations, net of fees	—	22,520
Net cash provided by discontinued operations	—	4,073

Net cash used in investing activities	(27,180)	(23,940)

Cash flows from financing activities:
Principal payments under capital lease obligations	—	(206)
Repurchase of convertible subordinated notes	—	(4,844)
Repurchase of common stock	(22,688)	—
Issuance of common stock, net	4,438	3,396

Net cash used in financing activities	(18,250)	(1,654)

Net decrease in cash and cash equivalents	(33,470)	(15,456)
Cash and cash equivalents at beginning of period	103,730	89,719

Cash and cash equivalents at end of period	$70,260	$74,263

Supplemental disclosures:
Cash paid for interest	$8,750	$8,894
Cash paid for income taxes	$728	$489
Preferred stock received in sale of discontinued operations	$—	$4,500
Fair value of note receivable from sale of discontinued operations	$—	$3,341
Payable due from business acquisition	$—	$2,263

*	Revised – See Note 1

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

The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarter, which were September 30, 2006 and October 1, 2005. For convenience, the Company has indicated that its third quarters ended on September 30. The Company’s fiscal year ends on December 31.

Reclassifications

Where necessary, prior period amounts have been reclassified to conform to the current period presentation. Reclassifications made to the 2005 financial statements include adjustments to certain expenses previously classified as selling, general and administrative expenses to conform to current period presentation as costs of goods sold and research, development and engineering expenses. The reclassification for the nine months ended September 30, 2005 included $2,763 of expenses previously classified as selling, general and administrative to cost of goods sold; and $373 of expenses previously classified as selling, general and administrative to research, development and engineering, respectively. The reclassifications were done to better align certain costs with their functional classification. None of the reclassifications had an effect on net income or loss, or on stockholders’ equity as previously reported.

Revisions to 2005 Statement of Cash Flows

In addition, the Company modified its nine month ending September 30, 2005 cash flow presentation to separately disclose the operating and investing portions of the cash flows attributable to the Company’s discontinued operations. The Company had previously reported these amounts on a combined basis, as a single amount.

2.    Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. The compensation expense for the Company’s stock-based payments, which includes employee stock options and the Company’s Employee Stock

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

Purchase Plan (“ESPP”), is based on estimated fair values at the time of the grant or subscription period. In addition, in March 2005, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, to provide guidance on the adoption of SFAS No. 123(R). Specifically, SAB No. 107 provides the Staff’s view regarding the valuation of stock-based payment arrangements for public companies and the Company has applied these provisions in its adoption of SFAS No. 123(R). In response to the new accounting guidance under SFAS No. 123(R) and SAB No. 107, the Company accelerated the vesting of options, excluding option grants to the Company’s board members and chief executive officer. The acceleration was done in two phases, with the first acceleration in the fourth quarter of 2004 for all options with a per share exercise price equal to or greater than $9.00. The second acceleration was done in the fourth quarter of 2005 for all options with a per share exercise price equal to or greater than $5.35. In addition to the Company’s board members and chief executive officer, the acceleration in the fourth quarter of 2005 also excluded option grants to the Company’s executive officers. Both of the accelerations were done as part of a comprehensive review of the Company’s entire benefits program and the decision to accelerate some of the Company’s options was made after review of the Company’s current stock price, the competitive benefits and costs from the options, the benefit of the options to the employees and the potential effects of SFAS No. 123(R). The closing price of the Company’s stock, as reported on the Nasdaq Global Market, on the date of the first option acceleration was $4.00 per share and was $4.59 per share on the date of the second option acceleration. The accelerations resulted in pro forma stock-based employee compensation expenses of $5,720 and $4,223 in the fourth quarters of 2005 and 2004, respectively, reducing future compensation costs by like amounts.

SFAS No. 123(R) supersedes the Company’s previous accounting practice for stock-based payments under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. APB No. 25 required compensation expense to be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price of the option. However, under SFAS No. 123(R) companies are required to recognize compensation expense regardless of the current market price of the stock on the grant date. In adopting SFAS No. 123(R), the Company has applied the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. As such, the Company’s Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R). However, the Company has reported pro forma disclosure information, as required under SFAS No. 123, Accounting for Stock-Based Compensation, for periods prior to the adoption of SFAS No. 123(R).

Consistent with SFAS No. 123, SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. These option pricing models involve a number of estimates, including the expected lives of stock options, the Company’s stock volatility and interest rates. In adopting SFAS No. 123(R), the Company is using the Black-Scholes option pricing model, which the Company had previously used under SFAS No. 123. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the three and nine months ended September 30, 2006 included compensation expense for stock-based payment awards granted during the current year, as well those awards granted prior to adoption of SFAS No. 123(R) but not yet vested as of December 31, 2005. The compensation expense for these grants was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. Compensation expense for all stock-based payment awards was recognized using the straight-line method. As stock-based compensation expense recognized during the three and nine months ended September 30, 2006 was based on awards ultimately expected to vest, the gross expense has been reduced for estimated forfeitures. Under the Company’s pro forma information required by SFAS 123 for the periods prior to the three and nine months ended September 30, 2006, the Company accounted for forfeitures as they occurred.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model during the three and nine months ended September 30, 2006 and 2005, to determine the fair value of employee stock options and employee stock purchase plans granted during each period:

	Three months ended September 30,		Nine months ended September 30,
Stock Options	2006	2005	2006	2005
Risk free interest rates	4.8%	4.0%	4.6%	3.9%
Expected life in years	5.4 years	4.0 years	4.9 years	4.3 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	58.7%	72.2%	56.9%	77.7%
Estimated annualized forfeiture rate	8.0%	Not applicable	8.0%	Not applicable

	Three months ended September 30,		Nine months ended September 30,
Employee Stock Purchase Plans	2006	2005	2006	2005
Risk free interest rates	3.6%	3.2%	3.3%	2.6%
Expected life in years	1.7 years	1.3 years	1.5 years	1.1 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	59.9%	58.0%	58.1%	54.3%
Estimated annualized forfeiture rate	8.0%	Not applicable	8.0%	Not applicable

The Company determines its risk-free rate assumption based upon the U.S. Treasury yield for obligations with contractual lives similar to the expected lives of the Company’s option grants and ESPP subscription periods. The expected life represents the weighted average period the options are expected to remain outstanding, based upon historical experience. The dividend yield assumption is based on the Company’s historical and anticipated dividend distributions. The expected volatility is based upon a blend of the Company’s historical volatility of its stock price and its traded options. Forfeitures are estimated based upon historical and anticipated future experience. Based upon these assumptions, the Company has estimated the per share weighted-average grant fair value of its options granted during the three and nine months ended September 30, 2006 at $2.38 and $2.47, respectively. The per share weighted-average grant fair value of its options granted during the three and nine months ended September 30, 2005 was $2.09 and $1.95, respectively.

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

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

Stock-based compensation expense recognized under SFAS No. 123(R) for the three and nine months ended September 30, 2006 was $2,205 and $7,070, respectively, which consisted of stock-based compensation expense related to unvested grants of employee stock options and the Company’s ESPP. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2005 as the Company applied APB No. 25. However, the Company has previously reported pro forma disclosure information, as required under SFAS No. 123, Accounting for Stock-Based Compensation. The table below summarizes the stock-based compensation expense for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of goods sold	$702	$2,279

Stock-based compensation expense included in cost of goods sold	702	2,279

Research, development and engineering	414	1,288
Selling, general and administrative	1,089	3,503

Stock-based compensation expense included in operating expenses	1,503	4,791

Total stock-based compensation expense included in income from operations	$2,205	$7,070

The following table presents the impact of our adoption of SFAS No. 123(R) on selected line items in our consolidated financial statements for the three and nine months ended September 30, 2006 as compared to reporting under APB No. 25:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	As reported following		As reported following
	SFAS No. 123(R)	APB No. 25	SFAS No. 123(R)	APB No. 25
Cost of goods sold	$70,424	$69,722	$197,139	$194,860

Research, development and engineering	12,222	11,808	37,235	35,947
Selling, general and administrative	13,414	12,325	40,658	37,155

Total operating expenses	25,623	24,120	77,993	73,202

Net income	$8,081	$10,286	$15,975	$23,045

Net cash provided by operating activities	$7,624	$7,624	$11,960	$11,960
Net cash used in financing activities	$(8,816)	$(8,816)	$(18,250)	$(18,250)

Earnings per share:
Basic and Diluted	$0.06	$0.07	$0.11	$0.16

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

The table below summarizes the Company’s pro forma financial results for the three and nine months ended September 30, 2005 as if stock-based compensation had been recognized for these periods utilizing the provisions of SFAS No. 123(R). Disclosures for the three and nine months ended September 30, 2006 are not presented as the stock-based compensation expense was recognized in the consolidated financial statements under SFAS No. 123(R).

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss) as reported	$2,575	$1,039
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(3,239)	(10,359)

Pro forma net income (loss)	$(664)	$(9,320)

Earnings (loss) per share:
Basic and Diluted—as reported	$0.02	$0.01
Basic and Diluted—pro forma	$(0.00)	$(0.07)

As of September 30, 2006, the total future compensation expense related to the current unvested stock options and the ESPP, net of estimated forfeitures, is expected to be approximately $12,239. This expense is expected to be recognized over a weighted average period of approximately 23 months. Summaries of the Company’s current stock-based payment arrangements are as follows:

Stock Option Plans

The Company had two stock option plans under which shares were available for grant during 2006: the 1996 Stock Incentive Plan (the “1996 Plan”) and the 1998 Nonstatutory Stock Option Plan (the “1998 Plan” and together with the 1996 Plan, the “Plans”). The 1996 Plan provides for the grant of incentive stock options to officers, outside directors and other employees of the Company or any parent or subsidiary. The 1998 Plan provides for the grant of non-qualified stock options to non-officer employees of the Company. The Plans were amended in 2002 to provide that options granted thereunder must have an exercise price per share no less than 100% of the fair market value of the share price on the grant date. Further, with respect to any participant who owns a quantity of stock representing more than 10% of the voting rights of the Company’s outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date. In 2005, the 1996 Plan was further amended to extend the term of the plan to 2016 and permit the award of restricted stock, restricted stock units, stock appreciation rights, performance shares and performance units in addition to the grant of stock options. In addition, the amendment provided specific performance criteria that the plan administrator may use to establish performance objectives, a formula mechanism that provides for automatic grants to the non-employee chairman of the Board and limited management’s ability to (i) reprice any outstanding stock option or stock appreciation right after it has been granted (other than pro rata adjustments to reflect stock dividends and other corporate events) and (ii) cancel any outstanding stock option or stock appreciation right and replace it with a new stock option or stock appreciation right with a lower exercise price, unless approved by the Company’s stockholders. The terms of each grant under the Plans may not exceed 10 years.

Subject to the discretion of the Board of Directors and beginning in 2006, outstanding options granted to new employees under the Plans generally vest and become exercisable at the rate of 25% at the end of the first year, and thereafter at a rate of 6.25% per quarter until fully vested. Options granted to current employees generally become exercisable at the rate of 25% per quarter during either the third or fourth year following the grant, or as approved by the Compensation Committee. All options granted to employees generally expire 10 years after the grant date. Options granted to the Board of Directors generally expire five years after the grant date.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

The following summarizes the Company’s stock option transactions for the nine months ended September 30, 2006:

	Nine months ended September 30, 2006
	Shares	Weighted- average exercise price
Outstanding at the beginning of the period	23,440	$10.78
Granted	3,734	4.71
Exercised	(364)	3.45
Cancelled	(971)	14.39

Outstanding at the end of the period	25,839	$9.87

The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $79 and $554, respectively. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2005 was $77 and $135 respectively. Fully vested outstanding options at September 30, 2006 had an aggregate intrinsic value of $11,629, based upon the Company’s closing stock price on that date of $5.20 per share. The aggregate intrinsic value of all outstanding options at September 30, 2006 was $18,724.

The following table summarizes information concerning stock options outstanding and exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life-Years	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price
$ 1.91 – $ 5.00	12,728	6.53	$3.73	6,462	$3.40
5.01 – 10.00	6,432	6.25	6.65	5,758	6.77
10.01 – 15.00	2,200	4.51	11.44	2,200	11.44
15.01 – 25.00	1,969	3.52	20.99	1,969	20.99
25.01 – 61.44	2,510	3.89	39.11	2,510	39.11

$ 1.91 – $61.44	25,839	5.80	$9.87	18,899	$11.94

Employee Stock Purchase Plan

The Company also has an ESPP, pursuant to which participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s common stock at 85% of the lower of the fair market value on the first day of a two year offering period or the last day of each six month exercise period. As such, the purchases occur on the last business days of May and November. During the nine months ended September 30, 2006, approximately 1,089 shares of the Company’s Common Stock were purchased under the ESPP. During the nine months ended September 30, 2005, approximately 1,011 shares of the Company’s common stock were purchased under the ESPP. There were no shares purchased under the ESPP during the three months ended September 30, 2006 and 2005. In August, 2006, the Company’s board of directors amended the ESPP to shorten any offering period commencing after November 30, 2006 to six months. Offering periods in effect as of November 30, 2006 remain unaffected by the amendment.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

The Company issues new shares of common stock upon exercise of stock options and for purchases through the ESPP.

3.    Business Combinations

On January 5, 2005, the Company completed the acquisition of TFR Technologies, Inc. (“TFR”), a manufacturer and developer of thin film resonator filters for communication applications using bulk acoustic wave (“BAW”) technology. The Company paid $2,920 in cash on the closing date and paid an additional $2,263 during the first quarter of 2006. The Company is also obligated to pay royalties on revenues it recognizes from sales of TFR technology based products over the four year period subsequent to the closing date, up to a maximum of $3,000. As of September 30, 2006, the Company had recognized $89 of royalties on sales of TFR technology based products, which were recorded as additional goodwill. In addition, the Company has incurred total employee retention charges of $1,717, which were expensed over a period of 18 months subsequent to the closing date. During the three months ended September 30, 2005, the Company incurred $414 of such charges and during the three months ended September 30, 2006, the Company relieved $21 of the previous charges as the retention requirements were not fully met. During the nine months ended September 30, 2006 and 2005, the Company incurred $63 and $1,241, respectively, of the retention charges. In January 2006, the Company distributed $1,487 of the employee retention benefits and in July 2006, distributed the remaining $230.

The Company accounted for the TFR acquisition as a purchase in accordance with SFAS No. 141, Business Combinations. Details of the purchase price are as follows:

Cash paid at closing	$2,920
Cash paid one year after closing	2,263
Royalties	89
Acquisition costs	166

Total	$5,438

The purchase price was allocated to TFR’s assets and liabilities based upon fair values as follows:

Cash	$370
Accounts receivables and other assets	678
Inventory	419
Property, plant and equipment	716
Intangible assets (Note 8)	936
Goodwill (Note 8) (1)	2,778
Payables and other liabilities	(459)

Total	$5,438

(1)	Includes $89 of royalties incurred subsequent to the closing of the transaction, through September 30, 2006.

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

Operating results of the discontinued optoelectronic operations for the period presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$—	$—	$—	$10,000

Income from discontinued operations	$—	$314	$—	$1,381
Other income	—	—	—	23
Gain on disposal	—	471	—	11,505
Income tax expense	—	263	—	4,783

Net income from discontinued operations	$—	$522	$—	$8,126

5.    Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Further, actuarial gains and losses, prior service costs, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

its consolidated financial statements in relation to its German pension obligation and the related insurance receivables the Company has secured through a reinsurance program. The Company does not believe the impact on its financial statements will be material.

The FASB also issued SFAS No. 157, Fair Value Measurement, in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will adopt SFAS No. 157 effective January 1, 2008. The Company is currently assessing the effects of SFAS No. 157 on its financial statements and it is not expected to have a material impact on the Company’s financial statements.

Also in September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits companies from recognizing planned major maintenance costs under the “accrue in advance” method that previously allowed for the accrual of a liability over several reporting periods prior to the performance of the maintenance. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FSP AUG AIR-1 effective January 1, 2007. The implementation of this standard is not expected to have a material impact on the Company’s financial statements.

The Staff of the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements in September 2006. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company will adopt SAB No. 108 as of December 31, 2006 and does not expect the adoption to have a material impact on the Company’s financial statements.

In July 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus and ratified Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences. Statement No. 43 provides guidance for accounting for compensated absences and states that an employer shall accrue a liability for employees’ compensation for future absences if certain conditions are met. However, since certain compensated absences such as sabbatical leave do not typically accrue until fully vested, there was uncertainty as to whether employee rights to the compensated absence accumulate and meet the conditions of Statement No. 43. The consensus reached by the EITF has determined that sabbatical and other similar benefits do accumulate and should be accrued for over the requisite service period. Further, the EITF has called for adoption of the consensus for fiscal years beginning after December 15, 2006. The Company has historically accrued for sabbatical leave only when the employee fully vests upon completion of the requisite period of five years of service, which is in accordance with the Company policy. The Company plans to implement EITF 06-2 by recognizing a cumulative-effect adjustment to the beginning balance of retained earnings on January 1, 2007. While the Company continues to evaluate the impact upon adoption of EITF 06-2, preliminary analysis shows that the cumulative-effect adjustment to beginning retained earnings on January 1, 2007 will be in the approximate range of $2.1 million to $2.5 million.

Also in July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued guidance also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company has not yet determined the impact, if any, of adopting the provisions of FIN 48 on its financial statements.

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

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Shares for basic net income (loss) per share:
Weighted-average shares outstanding—Basic	138,604	139,917	139,739	139,297
Dilutive securities	1,514	1,293	1,737	—

Weighted-average shares outstanding—Dilutive	140,118	141,210	141,476	139,297

For the three and nine months ended September 30, 2006, options and other exercisable convertible securities totaling 19,604 and 19,074 shares, respectively, were excluded from the calculation as their effect would have been antidilutive. For the three and nine months ended September 30, 2005, options and other exercisable convertible securities totaling 19,967 and 23,603 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

7.    Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	September 30, 2006	December 31, 2005
Inventories, net:
Raw materials	$25,117	$16,598
Work-in-process	42,124	21,487
Finished goods	18,322	11,299

	$85,563	$49,384

8.    Goodwill and Other Acquisition-Related Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to perform an impairment analysis on its goodwill at least annually, or when events and circumstances warrant. The Company intends to perform this test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During the nine months ended September 30, 2006 and 2005, there were no impairments or impairment indicators present and no loss was recorded.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

Information regarding the Company’s other acquisition-related intangible assets is as follows:

	Useful Life (Years)	September 30, 2006			December 31, 2005
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill		$3,228	$—	$3,228	$3,139	$—	$3,139
Amortizing:
Patents, trademarks and other	<1 - 10	8,352	7,132	1,220	8,352	6,839	1,513

Total intangible assets		$11,580	$7,132	$4,448	$11,491	$6,839	$4,652

Amortization expense of amortizing intangible assets was $98 and $293 for the three and nine months ended September 30, 2006, respectively. During the three and nine months ended September 30, 2005, amortization expense of amortizing intangible assets was $69 and $1,136, respectively.

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

The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense for operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Beginning balance	$326	$822	$702	$806
Accruals	122	57	36	613
Deductions	(172)	(99)	(462)	(639)

Ending balance	$276	$780	$276	$780

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

10.    Property, Plant and Equipment

Property, plant and equipment for operations consisted of the following:

	September 30, 2006	December 31, 2005
Land	$19,691	$19,691
Buildings	89,177	88,918
Leasehold improvements	4,794	4,719
Machinery and equipment	262,212	242,502
Furniture and fixtures	4,948	4,952
Computer equipment and software	27,587	20,777
Assets in process	13,964	15,115

	422,373	396,674
Accumulated depreciation	(227,212)	(205,885)

	$195,161	$190,789

For the three and nine months ended September 30, 2006, the Company incurred depreciation expense of $7,380 and $22,570, respectively. For the three and nine months ended September 30, 2005, the Company incurred depreciation expense of $7,694 and $24,914, respectively.

11.    Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$8,081	$2,575	$15,975	$1,039

Other comprehensive income (loss):
Net unrealized (loss) gain on cash flow hedges	(103)	144	137	(417)
Net unrealized gain (loss) on available for sale investments	1,043	(422)	1,965	(1,195)

Comprehensive income (loss)	$9,021	$2,297	$18,077	$(573)

12.    Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations are remeasured at the prior month’s balance sheet rate. To manage its exposure to foreign currency exchange rate fluctuations, the Company enters into derivative financial instruments, including hedges. The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized into earnings. During the three months ended September 30, 2006, the Company reported foreign currency gains from remeasurement and hedging activity of $169 compared to $32 during the three months ended September 30, 2005. During the nine months ended September 30, 2006, the Company reported foreign currency gains from remeasurement and hedging activity of $315, as compared to $35 during the nine months ended September 30, 2005.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

As of September 30, 2006 and 2005, the Company had forward currency contracts outstanding of $3,382 and $3,619, respectively, all of which were designated as cash flow hedges.

13.    Commitments and Contingencies

Legal Matters

On January 18, 2006, the Company received notice that a suit had been filed against it by StratEdge Corporation (“StratEdge”) for patent infringement in the United States District Court, Southern District of California. StratEdge filed an amended complaint on June 30, 2006. In the amended complaint StratEdge alleges that the Company makes, manufactures, markets, promotes, advertises, offers for sale, and/or sells power amplifiers in packages that infringe one or more claims of StratEdge patent numbers 5,753,972, 6,172,412, 6,271,579, 5,736,783, and 5,692,298 (“the Asserted Patents”). The Company filed an answer to the original complaint on February 7, 2006, and an answer to the amended complaint on July 17, 2006, denying the plaintiff’s allegations. The plaintiff seeks, among other items, an injunction against further infringement, full compensation for all damages attributable to the infringement in an amount according to proof at trial but not less than a reasonable royalty, delivery to StratEdge for destruction of all products that are found to infringe the Asserted Patents, and reasonable attorney’s fees. StratEdge also alleges willful infringement of the Asserted Patents and a declaration that the case is exceptional. The Company denies and wrongdoing and intends to vigorously defend itself in this action. The Court has scheduled a Markman hearing for March 26, 2007.

14.    Convertible Subordinated Notes

The Company’s 4% convertible subordinated notes, due March 1, 2007, were classified as a current liability in the first quarter of 2006. During the three and nine months ended September 30, 2005, the Company repurchased $5,000 of the notes at a cost of $4,844. This repurchase resulted in a gain on retirement of long-term debt of $114 and a net of the write-down of associated capitalized bond issuance costs of $42. No similar purchases have been made in 2006. At September 30, 2006, the Company had $218,755 of convertible subordinated notes outstanding and net capitalized issuance costs of $419; as compared to $218,755 of convertible subordinated notes outstanding and $1,173 of net capitalized issuance costs at December 31, 2005. During the three and nine months ended September 30, 2006, the Company amortized $251 and $754, respectively, of the capitalized issuance costs. During the three and nine months ended September 30, 2005, the Company amortized $252 and $762, respectively, of the capitalized issuance costs.

15.    CyOptics Subordinated Promissory Note and Preferred Stock

On April 29, 2005, the Company completed the sale of its optoelectronics operations in Breinigsville, Pennsylvania and its optoelectronics subsidiary in Matamoros, Mexico to CyOptics. The terms of the sale included $4,500 of preferred stock representing approximately 10% of the voting shares of CyOptics and a subordinated unsecured promissory note for $5,633, which was discounted $2,292 to reflect the current market rate for similar debt of comparable companies. The promissory note is an interest-bearing note at the rate of the lesser of (i) 8.5% and (ii) 3.0% plus the one-year LIBOR, as determined on the date of the note and redetermined on each subsequent April 1 thereafter. At the time of the transaction, the Company reviewed current market rates for similar debt, analyzed CyOptics’ financial condition and obtained an independent valuation analysis on the debt. As a result, the Company determined the market rate for similar debt was approximately 20% and thus recorded a discount on the original value of the note to record it at a current market rate. The initial payment of interest on the note is due April 1, 2007. The $4,500 of preferred stock obtained in the transaction represented approximately 10% of the capital stock of CyOptics on a fully diluted basis on the closing date. The stock is non-redeemable Series F preferred stock and ranks prior and in preference to other series of preferred stock. The

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

value of the preferred stock was objectively determined based upon the price paid by unrelated parties for the same Series F preferred stock on the same date as the closing of the sale of the optoelectronics operations. The combined investment is being appropriately accounted for utilizing the cost method and as such, the fair value of the investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. At September 30, 2006, the Company was not aware of any events or changes in circumstances that may have a significant adverse effect on the fair value.

16.    Income Taxes

During the three and nine months ended September 30, 2006, the Company recorded a net income tax expense from continuing operations of $656 and $685. The tax expense recorded in the third quarter of 2006 was primarily due to the tax expense of foreign operations. During the three and nine months ended September 30, 2005, the Company recorded net income tax benefits from continuing operations of $90 and $4,173, respectively. These tax benefits are a result of the reductions in the prior year valuation allowance caused by income generated from discontinued operations. These benefits were offsets by the tax expense recorded from discontinued operations as a result of the Company’s sale of its optoelectronics operations.

During the second quarter of 2006, the State of Texas adopted an amendment to its franchise tax law to be effective January 1, 2007. The amended Texas tax, which is based on taxable gross margin, is considered an income tax under SFAS No. 109, Accounting for Income Taxes. During the second quarter of 2006, the Company reviewed the impact of the Texas law change in transitioning from a franchise tax to a margin tax and determined the impact to be immaterial. In addition, on May 3, 2006, the Governor of Florida approved the Company’s application for the manufacturing and research and development exemption, authorized in Florida Statute 212.08(5)(j). The exemption qualifies for the periods January 1, 2003 through December 31, 2006. During the second and third quarters of 2006, the Company recognized a sales/use tax benefit of $298 and $178 for monies previously paid. This benefit was recognized as a reduction to the original cost of the purchases.

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

The Company’s sales outside of the United States for the three and nine months ended September 30, 2006 were approximately 62% and 61%, respectively of total revenues. Sales outside of the United States for the three and nine months ended September 30, 2005 were approximately 65% and 62%, respectively, of total revenues.

18.    Subsequent Events

In the first quarter of 2006, the Company initiated its plan to repurchase up to $25.0 million of the Company’s Common Stock under a Rule 10b5-1 plan. During the three and nine months ended September 30, 2006, the Company repurchased 2,017 and 4,821 shares at average costs of $4.49 and $4.74 per share, respectively. During October 2006, the Company purchased an additional 450 shares at an average cost of $5.17 per share, completing the $25.0 million repurchase plan. All repurchased shares were retired upon purchase.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to expected demand in the wireless handset, broadband, base station and military markets; changes in our critical accounting estimates including stock-based compensation expense; the ability to enter into military contracts; our ability to meet our revenue guidance and penetrate our market; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; and capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “could,” “estimates,” “expects,” “feels,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “seek to continue,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in Part II of this report titled “Risk Factors”. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions to applications in the wireless handset, broadband, base station and military markets. Our mission is, “Connecting the Digital World to the Global Network™,” and we accomplish this through a diversified product portfolio within the communications and military industries. In the wireless handset market, we provide high performance devices such as RF filters, duplexers, receivers, small signal components, power amplifiers, switches and passive components. We have also developed integrated RF modules with the goal of maximizing content and minimizing stacked margins, by offering complete module solutions with almost all subcomponents sourced from our own technologies and manufacturing facilities. In broadband communications and wireless base station markets, we are a supplier of both active GaAs and passive SAW components. We provide the military market with phased-array radar antenna components and in 2005 were chosen to be the prime contractor on a Defense Advanced Research Projects Agency (“DARPA”) contract to develop high power wide band amplifiers in gallium nitride (“GaN”), a next generation GaAs derived technology.

The semiconductor industry in general was subject to slumping demand and excess capacity from 2001 through 2004; however, demand began to grow in 2005 and has remained strong through the third quarter of 2006. This has been the case for our business as well. Wafer and semiconductor manufacturing facilities require a very high level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can create a material adverse impact on operating results. In 2005 we began to increase the utilization at our facilities and have been able to maintain higher utilization rates through the third quarter of 2006. However, we experienced higher than expected yield loss in the third quarter of 2006 due to the qualification of alternative supply sources and planned changes in our product flow to enable growth for future quarters, both of which had a negative impact on our gross margins for quarter. Nevertheless, our results in the third quarter represented the sixth consecutive quarter of revenue growth and our operating results were the best since our first quarter of 2001, which we believe demonstrates our continued success towards our long-term goals of innovation, profitable growth and share gains in our target markets.

Specifically, the wireless handset market continued to gain general strength in the third quarter of 2006, continuing a trend that began in 2003. We believe the drivers for continued growth in the handset market remains strong as users in developed countries are looking for new features such as digital cameras, video recorders, music players, GPS, bluetooth, internet access, mobile television and other video standards, leading to high handset replacement rates. This transition to more sophisticated handsets increases the RF content in each device, increasing our addressable market. Further, China, India and other emerging countries with improving economies are growing the consumer market by introducing a new customer base. In the past however, during times of growing demand we have also experienced significant selling price pressure on some of our highest volume products. The current demand need for increased RF content required for the higher data rates and increased functionality of new handset devices, has allowed average selling prices to stabilize. However this stabilization may not continue.

The continued deployment of cellular systems in Asia and other emerging markets such as India have driven GSM (global system for mobile communications) base station transceiver volumes to new record levels. However, softness in the CDMA (code division multiple access) infrastructure market coupled with slower than expected demand in WCDMA (wideband code division multiple access) have resulted in a flat market for products targeting the traditional cellular base station market. We do expect continued benefit in point-to-point radio products, largely resulting from build outs in developing countries and those areas of the world where wireless backhaul systems are prevalent.

Our broadband market includes products that support the transfer of data at high rates across wireless or wired networks. Our products for this market include those related to bluetooth, wireless LANs (local area networks) / WiFi (wireless fidelity), WiMAX (worldwide interoperability for microwave access), WiBro (wireless broadband), CATV (community access television or cable television), microwave radio, cordless telephones, automotive and optical communications. We also report our multi-market standard products in the broadband category. Our strength in this market in the third quarter of 2006 was driven by our standard products and optical networks. We continue to work on developing lower cost products for our customers however, this may result in flat to lower revenues for an increased number of units.

Revenues from the military market are generally for products in large scale programs with long lead-times. Once a component has been designed into an end-use product for a military application, the same component is generally used during the entire production life of the end-use product and as a result, we tend to produce large volumes of these components. Currently, we are actively engaged with multiple military industry contractors in the development of next-generation phased-array systems and have key design wins in major projects such as the Joint Strike Fighter and F-22 initiatives. In addition, in 2005 we entered into a multi-year contract from the DARPA to develop high power, wide band amplifiers in GaN; and in July 2006, we were awarded a $3.1 million contract to improve manufacturing methods of producing high-power, high-voltage S-band GaAs amplifiers from the Office of Naval Research. We expect to participate in other large projects such as the B-2 radar upgrade and hope to expand other programs in the future.

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

Our most critical accounting estimates include revenue recognition; the valuation of inventory, which impacts gross margin; assessment of recoverability of long-lived assets, which primarily impacts operating expense when we impair assets or accelerate depreciation; valuation of investments in privately held companies, which impacts net income when we record impairments; deferred income tax assets and liabilities, which impacts our tax provision; and stock-based compensation which impacts cost of goods sold and operating expenses. We also have other policies that we consider to be key accounting policies, such as our policies for the valuation of accounts receivable, reserves for sales returns and allowances, reserves for warranty costs and our reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

Revenue Recognition

We derive revenues primarily from the sale of standard and customer-specific products and services, including foundry manufacturing services, in the wireless handset, broadband, base station and military markets. We also receive revenues from non-recurring engineering fees and cost-plus contracts for research and development work, which collectively have generally been less than 5% of consolidated revenues for any period. Our distribution channels include our direct sales staff, manufacturers’ representatives, one domestic distributor and one foreign distributor. Sales of our products are generally made through either our sales force and independent manufacturers’ representatives, or through our distributors. The majority of our shipments are made directly to our customers, with shipments to our buy/sell representatives and our distributors accounting for less than 15% of total revenues. We record our revenues as follows:

•	revenues from the sale of standard and customer-specific products are recognized when title to the products pass to the buyer;

•	revenues from foundry services and non-recurring engineering fees are recorded when the service is completed or upon certain milestones as provided for in the agreements;

•	revenues from cost plus contracts are recognized in a manner so that the fees will reasonably reflect assured realization as the production is completed; and

•	revenues from our distributors are recognized when the product is sold to the distributor.

Our distributor agreements provide for selling prices that are fixed at the date of sale, although we occasionally offer price protections, which are specific, of a fixed duration and for which we reserve. Further, the distributors are obligated to pay the amount and the price or payment obligation is not contingent on reselling the product; our distributors take title to the product and bear substantially all of the risks of ownership; our distributors have economic substance; we have no significant obligations for future performance to bring about resale; and the amount of future returns can be reasonably estimated. We allow our distributors to return products for warranty reasons and provide stock rotation rights, within certain limitations, and we reserve for such instances. Other customers can only return products for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

Inventories

We state our inventories at the lower of cost or market. We use a combination of standard cost and moving average cost methodologies to determine our cost basis for our inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to stating our inventory at a lower of cost or market valuation, we also evaluate it each period for excess quantities and obsolescence. This evaluation, based on historical experience and our judgment of economic conditions, includes identifying those parts specifically identified as obsolete and reserving for them; analyzing forecasted demand versus quantities on hand and reserving for the excess; and identifying and recording other specific reserves. If future demand or market conditions are less favorable than our projections and we fail to reduce manufacturing output accordingly, additional inventory reserves may be required and would have a negative impact on our gross margin in the period the adjustment is made.

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

Investments in Privately Held Companies

In previous years, we made a number of investments in small, privately held technology companies in which we held less than 20% of the capital stock or held notes receivable. In addition, as a result of the sale of our former optoelectronics operations, we received as partial consideration $4.5 million of preferred stock in CyOptics, Inc. (“CyOptics”) and an unsecured promissory note from CyOptics for $5.6 million, that was discounted $2.3 million to reflect the current market rate for similar debt of comparable companies. We account for all of these investments at cost unless their value has been determined to be other than temporarily impaired, in which case we write the investment down to its estimated fair value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other than temporary decline in value is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation could result in additional other than temporary losses in future periods. At September 30, 2006 and December 31, 2005, our investments in privately held companies included our CyOptics preferred stock and promissory note from CyOptics, valued at $4.5 million and $3.3 million, respectively.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. A significant amount of management judgment is involved in preparing our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation which include federal, state and international tax jurisdictions. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and inter-company pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of September 30, 2006, we were not currently under audit by the U.S. income taxing authorities. We concluded federal income tax audits for the U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. A 2001 to 2003 German tax audit of our subsidiary, TriQuint Semiconductor GmbH, was completed during the third quarter of 2005. No significant adjustments were required as a result of the resolution of the audit. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate estimated liability has been established for potential exposures.

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

Stock-Based Compensation

During the first quarter of 2006, we adopted SFAS No. 123(R), Share-Based Payment, and included stock-based compensation costs in our financial statements. Prior to adoption of SFAS 123(R), we accounted for compensation cost related to employee stock options and other forms of employee stock-based compensation plans, other than our Sawtek employee stock ownership plan, in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, we applied Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, which allowed entities to continue to apply the provision of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. These methods of accounting for stock-based compensation involve a number of estimates about the expected lives of stock options, interest rates, stock volatility, and other assumptions as well as the selection of a valuation model. We have elected to use the Black-Scholes option valuation model to value our stock-based compensation. A change in any of the estimates used in the model, or the selection of a different option pricing model, could have a material impact on our operations. For further discussion regarding the implementation of SFAS No. 123(R), see Note 2 of the Notes to Condensed Consolidated Financial Statements.

The table below summarizes the stock based compensation expense for the three and nine months ended September 30, 2006, included in Company’s condensed consolidated statements of operations:

(in millions)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of goods sold	$0.7	$2.3

Stock-based compensation expense included in cost of goods sold	0.7	2.3

Research, development and engineering	0.4	1.3
Selling, general and administrative	1.1	3.5

Stock-based compensation expense included in operating expenses	1.5	4.8

Total stock-based compensation expense included in income from operations	$2.2	$7.1

The table below summarizes the Company’s pro forma financial results for the three and nine months ended September 30, 2005 as if stock-based compensation had been recognized for these periods. Disclosures for the three and nine months ended September 30, 2006 are not presented as the stock-based compensation expense was recognized in the consolidated financial statements in accordance with SFAS No. 123(R).

(in millions, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$2.5	$1.0
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(3.2)	(10.3)

Pro forma net loss	$(0.7)	$(9.3)

Earnings (loss) per share:
Basic and Diluted – as reported	$0.02	$0.01
Basic and Diluted – pro forma	$(0.00)	$(0.07)

Discontinued Operations

During the first quarter of 2005, we concluded that the optoelectronics operations we purchased from Agere Systems, Inc. were not going to meet the revenue projections we made when we initially acquired the operations. As a result, we announced the sale of these operations on April 14, 2005 and entered into an agreement to sell our optoelectronics operations in Breinigsville, Pennsylvania and our optoelectronics subsidiary in Matamoros, Mexico to CyOptics. With the sale, we believed we would benefit from focusing our attention on our growing wireless handset, broadband, base station and military markets and build upon our successful portfolio of GaAs semiconductor and filter products. The transaction allowed us to exit our optoelectronics operations that manufacture InP optical components; however, we continue to manufacture and sell GaAs based semiconductor products for the optoelectronics equipment market produced and originally developed at our Oregon and Texas facilities. Our consolidated financial statements have been reclassified for all periods presented to reflect the Breinigsville, Pennsylvania and Matamoros, Mexico optoelectronics operations as discontinued operations.

Results of Operations

The following table sets forth the results of our operations expressed as a percentage of revenues for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.2	68.6	68.6	71.4

Gross profit	31.8	31.4	31.4	28.6
Operating expenses:
Research, development and engineering	11.8	15.4	13.0	17.3
Selling, general and administrative	13.0	14.9	14.1	16.8
Reduction in workforce	—	—	—	0.2
Impairment of long-lived assets	—	—	—	0.0
Loss (gain) on disposal of equipment	0.0	0.0	0.0	(0.1)
Acquisition related charges	(0.0)	0.6	0.0	0.6

Total operating expenses	24.8	30.9	27.1	34.8

Income (loss) from operations	7.0	0.5	4.3	(6.2)

Other income (expense):
Interest income	3.9	4.1	4.0	3.9
Interest expense	(2.4)	(3.3)	(2.6)	(3.5)
Foreign currency gain	0.2	0.0	0.1	0.0
(Recovery of impairment) impairment charge – investments in other companies	—	(0.1)	0.1	(0.1)
Gain on sale of intellectual property	—	1.3	—	0.5
Gain on retirement of debt	—	—	—	0.0
Other, net	(0.2)	0.1	(0.1)	0.0

Total other income, net	1.5	2.1	1.5	0.8

Income (loss) from continuing operations, before income tax	8.5	2.6	5.8	(5.4)
Income tax expense (benefit)	0.7	(0.1)	0.2	(2.0)

Income (loss) from continuing operations	7.8	2.7	5.6	(3.4)

Discontinued operations:
Income from discontinued operations	—	0.7	—	3.9

Net income	7.8%	3.4%	5.6%	0.5%

Three-Month Periods Ended September 30, 2006 and 2005

Revenues from Continuing Operations.

Our revenues from operations increased $28.1 million (37%) to $103.3 million in the third quarter of 2006 as compared to $75.2 million in the third quarter of 2005. This increase in revenue was primarily a result of significantly higher sales of products for the wireless handset and broadband and other markets. Our book-to-bill ratio for the third quarter was 0.97 to 1, representing over $100.0 million of bookings. Our revenues by end market for the third quarter of 2006 and 2005 were as follows:

	Three Months Ended September 30,
(as a % of Total Revenues from Continuing Operations)	2006	2005
Wireless handsets	49%	44%
Broadband and other	24	19
Base stations	16	22
Military	11	15

Total	100%	100%

Wireless handsets

Our revenues in the wireless handset market for the third quarter of 2006 increased approximately 57% as compared to the third quarter of 2005, and accounted for 49% of our revenues. This increase in revenues was primarily due to significant increases in revenues from our power amplifiers (“PAs”), power amplifier modules (“PAMs”) and transmit modules, for which revenues collectively increased approximately 370% as compared to the third quarter of 2005. These products accounted for approximately 51% of our handset revenues during the third quarter of 2006, compared to less than 20% in the third quarter of 2005. The increases in these products was partially offset by a decrease in revenues from our receivers, which declined approximately 50% in the third quarter of 2006 as compared to the third quarter of 2005, and accounted for approximately 6% of our revenues during the third quarter of 2006.

Our wireless handset revenues from WCDMA and EDGE (enhanced data rates for global evolution) product standards rose to more than 10% of the handset revenues in the quarter. As a result, we are reporting revenue from these product standards separately from CDMA and GSM/GPRS (general packet radio service) products. Specifically, in the third quarter of 2006, our revenues from CDMA products were approximately 50% of our handset revenues, which represents an increase of 13% from the third quarter of 2005. This growth was primarily driven from demand for our narrow band CDMA transmit modules from a Tier I handset supplier. Revenues from GSM/GPRS products in the third quarter of 2006 increased over 100% from the third quarter of 2005 and represented approximately 39% of the handset revenue for the quarter. The GSM/GPRS growth was primarily driven by growth of our PAMs and transmit modules. WCDMA/EDGE product revenues for the third quarter of 2006 saw the largest increase as compared to the comparable period in the prior year, growing from less than 1% of the handset revenue in the third quarter of 2005 to nearly 11% of handset revenue in the third quarter of 2006.

Broadband and other

Revenues from the broadband market and other products included in this segment, which include wireless LAN, satellite, cable and other standard products, increased approximately 61% in the third quarter of 2006 as compared to the third quarter of 2005. This increase was primarily due to increases in revenue from our products for optical devices, wireless LAN products, cordless phones, GPS, broadband wireless application (“BWA”) and other standard products. Overall, our revenues from this market for the third quarter of 2006 represented approximately 24% of our total revenues, as compared to 22% of our total revenues in the third quarter of 2005. Our revenues from this market were above our expectations for the third quarter of 2006 due in part to end of life purchases from our customers during the quarter as well as from unexpected demand, which we believe was a direct result of short-term competitive shortfalls.

Base stations

Revenues from the base station products, including point-to-point radios, increased approximately 13% in the third quarter of 2006 as compared to the third quarter of 2005. As a percentage of our total revenues, the base station market represented approximately 16% for the third quarter of 2006, as compared to 19% in the third quarter of 2005. The increase in revenues as compared to the third quarter of 2005 was due primarily to increases in revenues of CDMA/WCDMA and other products, partially offset by a decrease in GSM/GPRS products. As compared to the second quarter of 2006, revenues from the base station market increased approximately 13%, primarily due to strong revenues from CDMA/WCDMA and other products.

Military

Revenues from our military-related products decreased approximately 2% in the third quarter of 2006 as compared to the third quarter of 2005. As a percentage of our total revenues, military-related products decreased to 11% of our total revenues for the third quarter of 2006, as compared to 15% for the third quarter of 2005. The decrease in revenue was primarily due to declines in electronic countermeasure equipment, navigational and other standard military products. These decreases were partially offset by an increase in radar revenues, which was up approximately 20% during the third quarter of 2006 as compared to the third quarter of 2005. As compared to the second quarter of 2006, our radar revenues for the third quarter increased approximately 10%.

Domestic and International Revenues

Revenues from domestic customers were approximately $39.6 million in the third quarter of 2006, compared to $26.6 million in the third quarter of 2005. Revenues from international customers were approximately $63.7 million for the third quarter of 2006, compared $48.6 million for the third quarter of 2005. As a percentage of total revenues, revenues from international customers were 62% of revenues in the third quarter of 2006 as compared to 65% in the third quarter of 2005. Revenues from international customers remained high due to strong demand for wireless handsets and infrastructure products in developing regions.

Gross Profit

Our gross profit margin as a percentage of revenues increased to 31.8% in the third quarter of 2006, compared to 31.4% in the third quarter of 2005. The profit margin in the third quarter of 2006 included the effect of stock-based compensation charges resulting from the adoption of SFAS No. 123(R) on January 1, 2006, which had a negative impact on our gross margin of approximately 70 basis points. Excluding the negative impact of stock-based compensation charges, we were able to improve our gross margin in the third quarter of 2006 as compared to the third quarter of 2005, primarily from improved capacity utilization and shorter lead times, resulting in higher absorption of fixed overhead costs. However, our profit margin was negatively impacted in the third quarter of 2006 due to the qualification of alternative suppliers and planned changes in our product flow to enable future growth. We are currently correcting these issues and believe we are well positioned to satisfy future demand.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses during the third quarter of 2006 increased $0.7 million (6%) to $12.2 million, or 11.8% of revenues, as compared to the third quarter of 2005. The expense for the three months ended September 30, 2006 includes stock-based compensation costs of $0.4 million resulting from the adoption of SFAS No. 123(R) on January 1, 2006. Our expenses for the third quarter of 2005 were $11.6 million, or 15.4% or revenues, and did not include any stock-based compensation charges. Aside from the increase in expenses due to stock-based compensation, our research, development and engineering expenses increased in the third quarter of 2006 as compared to the third quarter of 2005, primarily due to increased engineering labor costs.

Selling, general and administrative

Selling, general and administrative expenses during the third quarter of 2006 increased $2.2 million (19%) to $13.4 million, or 13.0% of revenues, as compared to the third quarter of 2005. These expenses include stock-based compensation costs of $1.1 million resulting from the adoption of SFAS No. 123(R) on January 1, 2006. Our expenses for the third quarter of 2005 were $11.2 million, or 14.9% of revenues, and did not include any stock-based compensation charges. Aside from the increase in expenses due to stock-based compensation, our selling, general and administrative expenses increased in the third quarter of 2006 as compared to the third quarter of 2005, primarily due to increased commissions, labor costs, depreciation, travel expenses, payroll tax penalties and insurance costs.

Acquisition related charges

As part of our acquisition of TFR, we committed to distribute an earn-out payment to the majority shareholder of approximately $1.5 million one year after the closing date, along with retention bonuses of $0.2 million up to 18 months after the closing date. The costs for these expenses were recognized over the requisite periods, resulting in a charge of $0.4 million in the third quarter of 2005. During the third quarter of 2006, reduced our expense less than $0.1 million as a result of employees not fulfilling the requisite period. As of September 30, 2006, we have recognized all charges and distributed all related payments.

Other income (expense), net

In the third quarter of 2006, we recorded net other income of $1.5 million, a decrease of $0.1 million from the $1.6 million recorded in the third quarter of 2005. The change from the prior year is primarily due to an additional $0.9 million of net interest income earned on our cash and marketable securities portfolio due to higher interest rates on short and intermediate term investments during the third quarter of 2006 as compared to 2005, offset by the $1.0 million gain recorded in the third quarter of 2005 from the sale of intellectual property acquired from the liquidation of an investment in a privately held company. The intellectual property was held at a zero book value and we recorded a gain for the entire amount of proceeds received.

Income tax expense (benefit)

In the third quarter of 2006, we recorded an income tax expense of $0.7 million, due primarily to the tax expenses of foreign operations. In the third quarter of 2005, we recorded an income tax benefit of $0.1 million. This benefit was a result of the $0.3 million tax expense recorded in discontinued operations, partially offset by $0.2 million of tax expense recorded from foreign operations in Costa Rica and Sweden. The $0.3 million tax benefit from continuing operations was a result of the reduction in the prior year valuation allowance caused by income generated from discontinued operations. The $0.3 million tax expense from discontinued operations is the permanent valuation allowance recognized as a result of gains recorded from the sale of our optoelectronics operations.

Income from discontinued operations

We recorded a net gain from discontinued operations of $0.5 million in the third quarter of 2005, primarily related to the sale of the Breinigsville facility and sales of the remaining equipment from the operations. There were no similar transactions in the third quarter of 2006. See Note 3 of the Notes to Condensed Consolidated Financial Statements for a discussion of the discontinued operations.

Nine-Month Periods Ended September 30, 2006 and 2005

Revenues from Continuing Operations.

Revenues from continuing operations increased $77.4 million (37%) to $287.5 million for the nine months ended September 30, 2006 as compared to $210.1 million for the comparable period in the prior year. This increase in revenues was a result of significantly higher sales of products for the wireless handset market, which increased 69% as compared to the nine months ended September 30, 2005. In addition, revenues from both the broadband and other, and military markets increased 48% and 6% respectively, as compared to the nine months ended September 30, 2005. Our revenues from the base station market were relatively flat during the first nine months of 2006 as compared to the first nine months of 2005. As a percentage of total revenues, our revenues by end market for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,
(as a % of Total Revenues from Continuing Operations)	2006	2005*
Wireless handsets	50%	41%
Broadband and other	23	20
Base stations	15	24
Military	12	15

Total	100%	100%

*	In the third quarter of 2005 we began assigning our digital radio revenue, including point-to-point radios, to the base station market to better reflect the end use of these products. Previously the revenue had been classified in the broadband and other market. The historical data presented reflects this change.

Wireless handsets

Revenues from wireless handsets increased approximately 69% during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to increases in revenues from PAs, PAMs and transmit modules, which collectively saw an increase in revenues of approximately 295% for the first nine months of 2006 as compared to the nine months ended September 30, 2005, and represented approximately 50% of the handset revenues during the first nine months of 2006. In addition, revenues from RF Filters and receive modules have increased 23% during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, while revenues from switches increased 65% during the same period. The increases however were partially offset by decreased revenues of approximately 83% in our IF filter products and 25% in our receivers products during the same period, which collectively represented 8% of our handset revenues during the nine months ended September 30, 2006, down from 21% during the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, our revenues from WCDMA/EDGE products grew significantly as compared to the same period in 2005, increasing from less than 1% of our handset revenues in 2005 to approximately 10% in 2006. However, our largest growth in the absolute dollar level of revenues came from our GSM/GPRS products, which increased nearly 125% during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, representing approximately 42% of our handset revenues. Our CDMA products continued to generate the greatest portion of our handset revenues, accounting for 48% of our handset revenues for the nine months ended September 30, 2006, which represented an increase of 19% for 2006 compared to nine months ended September 30, 2005.

Broadband and other

Revenues from the broadband market and other increased approximately 48% during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase was primarily from increases in revenues from cordless, optical networks and other standard products, which accounted for approximately 45% of our broadband and other revenues for the nine months ended September 30, 2006, compared to 32% of this markets’ revenue during the comparable period in 2005. We also saw significance increases during the nine months ended September 30, 2006 in revenues from our wireless LAN, GPS, BWA and satellite networks products.

Base stations

Revenues from the base station market were relatively flat during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Our revenues from IF filters declined approximately 25% during the nine months ended September 30, 2006 as compared to the comparable period in 2005, primarily in the GSM/GPRS and CDMA standard markets. This decline was offset by revenue growth in our low noise amplifiers (LNAs) and mixer products, primarily in the GSM/GPRS market, which increased 55% and 7%, respectively, during the nine month period ending September 30, 2006 as compared to the same period in 2005. These products accounted for 39% of our base station revenues during the nine month period ending September 30, 2006, up from 33% for the comparable period in the prior year.

Military

Revenues from our military-related products increased 6% during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Revenues from military-related products accounted for 12% of total revenues, down from 15% percent for the nine months ended September 30, 2005. The increase in total revenues from military-related products was primarily due to increased revenues from our radar related products, for which revenues increased 26% in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. In addition, revenues from research and development increased approximately 11% during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. These increases were partially offset by decreases in revenues from components for electronic countermeasure equipment and other standard military products.

Domestic and International Revenues

Revenues from domestic customers were approximately $112.1 million in the nine months ended September 30, 2006, compared to approximately $80.7 million in the nine months ended September 30, 2005. Revenues from international customers were approximately $175.4 million for the nine months ended September 30 2006, compared to approximately $129.3 million for the nine months ended September 30, 2005. As a percentage of total revenues, revenues from international customers were 61% of revenues during the nine months ended September 30, 2006 as compared to 61% during the nine months ended September 30, 2005. The absolute dollar amount of revenues from international customers continued to grow due to the increasing demand for wireless handsets and infrastructure products in developing regions, where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. and Western Europe.

Gross Profit

Our gross profit margin as a percentage of revenues increased to 31.4% for the nine months ended September 30, 2006, compared to 28.6% for the nine months ended September 30, 2005. The profit margin for nine months ended September 30, 2006 included the effect of stock-based compensation charges resulting from the adoption of SFAS No. 123(R) on January 1, 2006, which had a negative impact on our gross margin of approximately 80 basis points. Despite the negative impact of stock-based compensation charges, we were still able to improve our gross margin in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, primarily from improved capacity utilization, resulting in higher absorption of fixed overhead costs, combined with yield improvements and the favorable impact of higher volumes of new products with higher margins.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses during the nine months ended September 30, 2006 increased $0.9 million (2%) to $37.2 million, or 13.0% of revenues, relative to the nine months ended September 30, 2005. These expenses included stock-based compensation costs of $1.3 million resulting from the adoption of SFAS No. 123(R). Our expenses for the nine months ended September 30, 2005 were $36.3 million, or 17.3% of revenues, and did not include any stock-based compensation charges. Excluding the increase in expenses due to stock-based compensation, our research, development and engineering expenses decreased in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, primarily due to the timing of expenses incurred in relation to research and development efforts, partially offset by an increase in engineering labor costs.

Selling, general and administrative

Selling, general and administrative expenses during the nine months ended September 30, 2006 increased $5.3 million (15%) to $40.6 million or 14.1% of revenues, as compared to the nine months ended September 30, 2005. The expenses for nine months ended September 30, 2006 include stock-based compensation costs of $3.5 million resulting from the adoption of SFAS No. 123(R). Our expenses for the nine months ended September 30, 2005 were $35.3 million, or 16.8% or revenues, and did not include any stock-based compensation charges. Excluding the increase in expenses due to stock-based compensation, our selling, general and administrative expenses increased in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, primarily due to increased sales commissions as a result of the increased revenues during the current year, as well as increased labor costs, depreciation, travel expenses, payroll tax penalties and insurance costs.

Reduction in force

During the nine months ended September 30, 2005, we recorded a charge of $0.4 million associated with a reduction in force of approximately 130 employees assigned to our operations in Apopka, Florida and San Jose, Costa Rica. The charge was a result of our ongoing efforts to align costs and capacity with the reduced levels of production and revenues at these facilities. We incurred no such charges during the nine months ended September 30, 2006.

Impairment of long-lived assets and gain on disposal of equipment

During the nine months ended September 30, 2005, we recorded impairments of less than $0.1 million for the write down to fair market value of certain fabrication equipment held for sale. In addition, we sold certain excess equipment at auction and recorded a net gain of $0.2 million during this period. During the nine months ended September 30, 2006 we recorded charges of less than $0.1 million relating to the disposal of equipment.

Acquisition related charges

As part of our acquisition of TFR, we committed to distribute an earn-out payment to the majority shareholder of approximately $1.5 million one year after the closing date, along with retention bonuses of $0.2 million up to 18 months after the closing date. The costs for these expenses were recognized over the requisite period, resulting in a charge of $1.2 million during the nine months ended September 30, 2005, and $0.1 million during the nine months ended September 30, 2006. As of September 30, 2006, we had recognized all charges related to these payments and distributed all related bonuses.

Other income (expense), net

During the nine months ended September 30, 2006, we recorded net other income of $4.3 million, compared to $1.8 million in the nine months ended September 30, 2005. The primary reason for the net increase in other income was higher interest income earned on our cash and marketable securities portfolio due to higher interest rates on short and intermediate term investments during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. In addition, favorable currency rates resulted in higher net foreign currency gains during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Further, during the nine months ended September 30, 2006 we recovered losses previously incurred on an impairment of an investment in another company, whereas during the nine months ended September 30, 2005, we incurred an impairment on an investment in a private company. These increases in net income during the nine months ended September 30, 2006 were partially offset by a decrease due to the gains recorded during the nine months ended September 30, 2005 from the sale of intellectual property acquired from the liquidation of an investment in a privately held company as well as gains from the retirement of debt, neither of which re-occurred in the nine months ended September 30, 2006.

Income tax expense (benefit)

During the nine months ended September 30, 2006, we recorded a net income tax expense of $0.7 million, primarily due to taxes from our Costa Rica location which was partially offset by benefits recorded from the resolution of domestic tax audits. During the nine months ended September 30, 2005, we recorded a net income tax benefit of $4.2 million, primarily resulting from the offset of the $4.8 million of tax expense recorded from discontinued operations in the second quarter. The $4.2 million tax benefit from continuing operations in the nine months ended September 30, 2005 was a result of the reduction in the prior year valuation allowance caused by income generated from discontinued operations. The offset was partially reduced by tax expenses from our foreign operations in Costa Rica, Mexico, Sweden and Japan.

Income from discontinued operations

We recorded a gain from discontinued operations of $8.1 million during the nine months ended September 30, 2005, which included a gain of $11.5 million from the disposal of the operations in the second quarter of 2005 and the sale of the facility in the third quarter of 2005, combined with gains on the sale of excess assets of the optoelectronics business of $4.1 million. These gains were partially offset by losses from the optoelectronic operations of $2.7 million and the tax expense from the discontinued operations of $4.8 million. The losses from discontinued operations during the nine months ended September 30, 2005 reflected only four months of full operations as we completed the sale on April 29, 2005. We had no similar activity during the nine months ended September 30, 2006. See Note 4 of the Notes to Condensed Consolidated Financial Statements for a discussion of the gain from discontinued operations.

Liquidity and Capital Resources

Liquidity

As of September 30, 2006, our cash, cash equivalents and marketable securities decreased $33.6 million (8%) to $373.1 million, from $406.7 million as of December 31, 2005. This decrease in cash, cash equivalents and marketable securities during the nine months ended September 30, 2006 was primarily due to capital expenditures ($27.0 million) and the repurchase of approximately 4.8 million shares of our common stock ($22.7 million). These cash outflows were partially offset by cash provided by operating activities ($12.0 million) and the issuance of common stock through stock option exercises and our ESPP ($4.4 million).

The $12.0 million of cash provided by continuing operations for the nine months ended September 30, 2006 represented a decrease of $2.0 million from the $14.0 million of cash provided by continuing operations during the nine months ended September 30, 2005. The decrease from the prior year was primarily due to an increase in inventory during the nine months ended September 30, 2006, which we believe is needed to meet the expected increase in demand. This use of cash was partially offset by higher net income from continuing operations during the nine months ended September 30, 2006 as compared to nine months ended September 30, 2005 ($23.1 million). Net income during the nine months ended September 30, 2006 increased as compared to 2005 despite the equity compensation charges recorded in the nine months ended September 30, 2006 ($7.1 million) and the tax benefit recorded in the nine months ended September 30, 2005 ($4.8 million) that did not recur in 2006. Also offsetting the use of cash was an increase in accounts payable and accrued expenses during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

At September 30, 2006, our net accounts receivable balance increased $8.6 million (17%) to $59.9 million, from $51.3 million at December 31, 2005. This increase was primarily due to the increased revenues during the third quarter of 2006 as compared to the fourth quarter of 2005. Our days sales outstanding at September 30, 2006 was approximately 53 days, compared to 54 days at December 31, 2005.

At September 30, 2006, our net inventory balance increased $36.2 million (73%) to $85.6 million, compared to $49.4 million at December 31, 2005. This increase in inventory during the period was planned as we have built inventory to meet current and anticipated demand.

At September 30, 2006, our net property, plant and equipment increased $4.4 million (2%) to $195.2 million, compared to $190.8 million at December 31, 2005. This increase was primarily due to capital expenditures of $27.0 million during the nine months ended September 30, 2006, partially offset by depreciation of $22.6 million. The capital expenditures made during the nine months ended September 30, 2006 were primarily to increase the capacity at our Oregon facility to meet current and anticipated demand.

At September 30, 2006, our current liabilities, excluding the income tax liability and convertible notes, increased $9.0 million (18%) to $58.2 million, compared to $49.2 million at December 31, 2005. The increase was primarily due to increases in trade payables related to increased revenue and activity in our facilities as well as increased payroll liabilities due to timing of our payroll cycle and ESPP purchase. These liabilities were, partially offset by reductions in our payables related to the TFR acquisition and accrued interest on or convertible bonds, which are paid semiannually.

Transactions Affecting Liquidity

During the fourth quarter of 2005 we announced our plan to repurchase up to $25.0 million of the Company’s Common Stock under a Rule 10b5-1 plan, with the timing of the purchases and the exact number of shares to be purchased dependant upon market conditions. During the first quarter of 2006, we initiated the plan and as of September 30, 2006, had repurchased 4,821 shares at an average cost of $4.74. During October 2006, we purchased an additional 450 shares at an average cost of $5.17 and completed the repurchase plan. The repurchased shares were retired upon purchase.

On January 5, 2005, we completed the acquisition of TFR and paid $2.5 million on the closing date, net of $0.4 million of cash acquired. In the first quarter of 2006 we paid the remaining $2.3 million of the original purchase price as well as employee retention benefits related to the acquisition of $1.5 million. In July 2006, we paid the remaining $0.2 million of employee retention benefits. We are also required to pay royalties on revenues we recognize from TFR technology based products over the four year period subsequent to the closing date, up to a maximum of $3.0 million. As of September 30, 2006, we had paid $0.1 million of such royalties.

Capital Resources

Our current cash, cash equivalent and short-term investment balances, together with cash anticipated to be generated from continuing operations are currently our principal sources of liquidity and we believe these will satisfy our projected working capital, capital expenditure, debt servicing and possible investment needs, at a minimum, through the next 12 months. The principal risks to these sources of liquidity are capital expenditures or investment needs in excess of our expectations, in which case we may be required to finance any additional requirements through additional equity offerings, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms. Our subordinated notes become due on March 1, 2007 and at that time we will need to either pay the balance or refinance the notes.

We are currently budgeted for capital expenditures of between $8.0 million to $13.0 million for the remainder of 2006. During the fourth quarter of 2006, we concluded our $25.0 million repurchase plan by repurchasing 450 shares at a total cost of $2.3 million. As of the date of this report, the repurchase plan has not been renewed.

Recent Accounting Pronouncements

See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.    Qualitative and Quantitative Disclosure about Market Risk

Cash Equivalents, Short-term and Long-term Investments

Our investments in cash equivalents, short-term investments and long-term investments are classified as available-for-sale securities and are comprised of highly rated, short and medium-term investments, such as U.S. government agencies, corporate debt securities, commercial paper and other low risk investments in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. Although we manage investments under an investment policy, economic, market and other events may occur which we cannot control. Although the risks are minimal, fixed rate securities may have their fair values adversely impacted because of changes in interest rates and credit ratings. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer principal losses if we were to sell securities that have declined in value because of changes in interest rates or issuer credit ratings. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes; however we do hedge certain foreign currency exposures of our foreign operations. We do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.

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

The following table shows the fair values of our investments and convertible subordinated notes as of September 30, 2006 (in thousands):

	Cost	Fair Value
Cash and cash equivalents (including net unrealized losses of $1)	$70,261	$70,260
Available-for-sale investments (including net unrealized losses of $1,080)	$303,872	$302,792
Convertible subordinated notes	$218,755	$217,092

Foreign Currency Risk

We are exposed to currency exchange fluctuations as we sell our products internationally and have assembly operations in Costa Rica, a design center in Germany and sales offices throughout Europe and Asia. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments and to hedge material cash flows that are not denominated in U.S. dollars, in accordance with a foreign exchange risk management policy approved by our board of directors. We primarily use currency forward contracts for this purpose. This hedging activity will reduce, but may not always entirely eliminate, the impact of currency exchange movements. As of September 30, 2006 and 2005, we had forward currency contracts outstanding of approximately $3.4 million and $3.6 million, all of which were designated as cash flow hedges.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On January 18, 2006, the Company received notice that a suit had been filed against it by StratEdge Corporation (“StratEdge”) for patent infringement in the United States District Court, Southern District of California. StratEdge filed an amended complaint on June 30, 2006. In the amended complaint StratEdge alleges that the Company makes, manufactures, markets, promotes, advertises, offers for sale, and/or sells power amplifiers in packages that infringe one or more claims of StratEdge patent numbers 5,753,972, 6,172,412, 6,271,579, 5,736,783, and 5,692,298 (“the Asserted Patents”). The Company filed an answer to the original complaint on February 7, 2006, and an answer to the amended complaint on July 17, 2006, denying the plaintiff’s allegations. The plaintiff seeks, among other items, an injunction against further infringement, full compensation for all damages attributable to the infringement in an amount according to proof at trial but not less than a reasonable royalty, delivery to StratEdge for destruction of all products that are found to infringe the Asserted Patents, and reasonable attorney’s fees. StratEdge also alleges willful infringement of the Asserted Patents and a declaration that the case is exceptional. The Company denies any wrongdoing and intends to vigorously defend itself in this action. The Court has scheduled a Markman hearing for March 26, 2007.

In addition, from time to time we are involved in judicial and administrative proceedings incidental to our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Item 1A.    Risk Factors

An investment in our common stock is extremely risky. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such statements reflect management’s current expectations, assumptions and estimates of future performance and economic conditions. The statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Our quarterly and annual results of operations have varied in the past and may vary significantly in the future due to a number of factors including, but not limited to, the following:

•	cancellation or delay of customer orders or shipments;

•	market acceptance of our products and those of our customers;

•	variability of the life cycles of our customers’ products;

•	variations in manufacturing yields;

•	timing of announcements and introduction of new products by us, our customers and our competitors;

•	changes in the mix of products we sell;

•	declining average sales prices for our products;

•	changes in manufacturing capacity and variations in the utilization of that capacity;

•	variations in operating expenses;

•	variations in the costs of assembly and test services;

•	variations in product warranty claims;

•	willingness of customers to accept manufacturing process changes that reduce our costs to levels that result in reasonable gross margins;

•	impairments of our assets;

•	the long sales cycles associated with our customer-specific products;

•	the timing and level of product and process development costs;

•	availability of materials used in the assembly of our products;

•	variations in raw material availability, quality and costs;

•	delays in new process qualification or delays in transferring processes;

•	additional costs or delays in increasing manufacturing capacity needed to support increasing customer demand;

•	the timing and level of nonrecurring engineering revenues and expenses relating to customer-specific products;

•	availability of assembly and test service capacity at our factory’s service providers;

•	significant changes in our own inventory levels as well as our customers; and

•	delivery terms requiring that we cover shipment and insurance costs as well as import/export duty costs.

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

The markets for electronic communications applications in which we participate are subject to intense competition, rapid technological change, and short product life cycles. It is critical for companies such as ours to continually and quickly develop new products to meet the changing needs of these markets. If we fail to develop new products to meet our customers’ needs on a timely basis, we will not be able to effectively compete in these markets. Further, new products could be introduced by competitors that have competitive and technological advantages over our current product line-up. For example, new products have been introduced that use a direct conversion architecture in wireless phones. Direct conversion architecture has been available since the mid-1990’s for GSM phones and wireless phone manufacturers are increasingly using this technology in their new handsets. This technology reduces the number of components needed in the receiver portion of wireless phones, including our SAW IF filter products. As a result of the adoption of direct conversion technology, the sale of our IF filters declined approximately 79% in 2005 as compared to 2004, and during the first nine months of 2006, our handset revenue from IF filters diminished to a negligible amount. Other competitive filtering technologies, including BAW and film bulk acoustic resonator (“FBAR”), a form of BAW, have been introduced and have gained market acceptance in certain applications.

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

If we discover facts during our voluntary review of options grants that require us to change our accounting treatment of previously granted stock options, our results of operations could be adversely affected and our stock price could fall.

In light of the recent reports in the media concerning stock option practices, we have voluntarily initiated an internal review of our historical stock option grant activities and related accounting treatment. We have not yet completed that review. If we were to discover facts in our review that would require us to change our accounting treatment of stock options granted in prior periods, this could result in:

•	restatements of our historical financial statements;

•	regulatory scrutiny and/or penalties;

•	lawsuits filed against us;

•	inability to timely file our required reports with the SEC;

•	delisting from the Nasdaq Global Market; and/or

•	other adverse effects.

Any of these instances which could have a material adverse effect on our results of operations and our stock price could fall.

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

The electronic communications markets are currently above their cyclical lows of the recent past; however there is no guarantee that these markets will resume historical growth rates. Further, as is characteristic of the integrated circuit and acoustic filter component industries, the average selling prices of our products have historically decreased over the products’ life cycles and we expect this pattern to continue. To offset these decreasing selling prices, we rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacturing of existing products. We try to introduce new products with similar functionality of existing products but with lower costs by design, or new products which incorporate advanced features and can be sold at higher average selling prices. We work closely with our suppliers to obtain continual improvement on pricing of key raw materials and components. As more of our product offerings migrate toward integrated assemblies requiring the acquisition of outside manufactured components, we will have to work effectively with our suppliers to reduce the total cost of the respective bill of material.

If the current market demand trend does not continue to improve, and/or if there is continued pressure on average selling prices and our cost reduction efforts are not effective, our operating results could suffer. Additionally, our future success will depend, in part, upon our ability to successfully develop and introduce new products based on emerging industry standards. If we are unable to successfully design and manufacture new products that address the needs of our customers in a timely manner, or if our customers’ products do not achieve market acceptance, our operating results could be adversely affected.

Our ability to meet customer demands may suffer if we do not increase our expertise and productivity in various support functions.

Significantly higher production volumes strain support functions such as customer service, procurement, logistics, finance, sales support, engineering support, HR and IT. All support functions must be able to increase productivity in order to respond to the increased workload without raising costs disproportionately. These support functions must also increase the depth and breadth of their expertise to support the increased complexity of the business as it grows. If we fail to meet either or both of the aforementioned challenges, we may disappoint customers and/or costs may increase to levels that result in an unfavorable impact on our financial results.

Our operating results could be harmed if we fail to effectively manage our growth.

Our business and operations have grown substantially over the past year and we hope to continue this trend in the future. Maintaining profitability during a period of expansion will depend, among other things, on our ability to manage effectively our operations, particularly our manufacturing yields. If we are unable to manage our growth effectively, it may have a material adverse effect on our business and results of operations.

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

If we build products to support high volume forecasts that never materialize into orders, we may have to write-off excess and obsolete inventory or reduce our prices.

During 2006 we have increased our inventory to meet forecasted future demand. If the forecasted demand does not materialize into purchase orders of our products, we may be required to write-off our inventory balances or reduce the value of our inventory to fair value, based on a reduced sales price. A write-off of the inventory, or a reduction in the inventory value due to a sales price reduction, could have a material impact on our operating results.

Our financial statements for the first, second, and third quarters of 2006 include a significant material adverse charge related to the adoption of SFAS 123(R). These charges may fluctuate greatly in the future due to a number of estimates and assumptions used in the pricing model.

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

Historically, we have underutilized our manufacturing lines. This excess capacity means we incur increased fixed costs in our products relative to the revenues we generate, which could have an adverse effect on our results of operations, particularly during economic downturns. If we are unable to improve utilization levels at these facilities and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations.

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

In 2005 and during the first half of 2006 we received approximately 14% of our revenues from the U.S. government or from prime contractors on U.S. government sponsored programs principally for military applications. These military programs with the U.S. government such as the DARPA contract and the F-22 and B-2 aircraft programs, generally have long lead times and are subject to delays or cancellation. Changes in military funding or the loss of a significant military program or contract would have a material adverse impact on our operating results. Further, spending on military contracts can vary significantly depending on funding from the U.S. government. We believe our government and military contracts in the recent past have been negatively impacted by the war in Iraq as the government allocated more funding to the war and less on new development and long-term programs, such as the ones we are dependent upon.

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

Other natural disasters such as earthquakes, volcanic eruptions, tornadoes and flooding could also affect our facilities in Oregon and Texas. Any disruptions from these or other natural disasters would have a material adverse impact on our operations and financial results. The following table indicates the approximate exposure we believe we have with respect to natural disasters:

	Type of Disaster	Approximate Percent of Total*
Location		Fixed Assets	Revenues
Apopka, Florida	H	15%	27%
Bend, Oregon	E, V	0%	0%
Dallas, Texas	H	43%	23%
Hillsboro, Oregon	E, V	31%	50%
San Jose, Costa Rica	E, V, H	11%	27%

E—Earthquake/mudslide

V—Volcanic eruption

H—Hurricane and/or tornado and flooding

*	Figures are based on revenues for the quarter ended September 30, 2006 or net fixed assets as of September 30, 2006. Additionally, the sum may be greater than 100% due to shared risks between locations.

We face risks from changes in tax regulations and a change in our Costa Rican subsidiary’s favorable tax status would have an adverse impact on our operating results.

We are subject to taxation in many different countries and localities worldwide. In some jurisdictions, we have employed specific business strategies to minimize our tax exposure. To the extent the tax laws and regulations in these various countries and localities could change, our tax liability in general could increase or our tax saving strategies could be threatened. Such changes could have a material adverse effect on our operations and financial results. For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 75% exemption from Costa Rican income taxes through 2007 and a 50% exemption from 2008 through 2011. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative impact on our net income. During the nine months ended September 30, 2006 and 2005, the 75% tax exemption reduced our income tax expense by approximately $0.9 million and $1.2 million, respectively.

In addition, the U.S. Internal Revenue Service and several foreign tax authorities could assert additional taxes associated with our subsidiary due to differing interpretations of transfer pricing and other intercompany transactions.

Our business may be adversely affected by acts of terrorism or war.

Acts of terrorism or war could interrupt or restrict our business in several ways. We rely extensively on the use of air transportation to move our inventory between our facilities and to and from our vendors, as well as to ship finished products to our customers. If war or terrorist acts cause air transportation to be grounded or severely interrupted, our business would be adversely impacted. Additionally, war or acts of terrorism could cause existing export regulations to be changed, which could limit the extent to which we are allowed to export our products. To the extent that war or acts of terrorism also reduce customer confidence and create general economic weakness, our business would also be adversely affected. Further, our products are sold to manufacturers who sell their devices around the world. If acts of terrorism or war reduce the demand for these devices in certain areas, our results could suffer.

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

We currently obtain a portion of the components, equipment and services for our products from limited or single sources, such as certain ceramic packages and chemicals. We purchase these components, equipment, supplies and services on a purchase order basis, do not carry significant inventories and generally do not have long-term supply contracts with these vendors. Our requirements are relatively small compared to silicon semiconductor manufacturers. Because we often do not account for a significant part of our vendors’ business, we may not have access to sufficient capacity from these vendors in periods of high demand. If we were to change any of our sole or limited source vendors, we would be required to requalify each new vendor. Requalification could prevent or delay product shipments, which could negatively affect our results of operations. In some cases, it would be difficult to replace these suppliers and requalification could take up to 12 months.

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

We currently use subcontractors for the majority of our integrated circuit and module assemblies, as well as final product testing. Approximately 40% of our revenues are derived from components in which we utilize subcontractors for some portion of the production process. We expect this percentage to grow as module products become a larger portion of our product revenues. There are certain risks associated with dependence on third party providers, such as minimal control over delivery scheduling, adequate capacity during demand peaks, warranty issues and protection of intellectual property. Additionally, if these subcontractors are unable to meet our needs, it could prevent or delay production shipments that could negatively affect our results of operations and our customer relationships. If we were to change any of our subcontractors, we would be required to re-qualify each new subcontractor, which could also prevent or delay product shipments that could negatively affect our results of operations. In addition, our reliance on these subcontractors may negatively affect our production if the services vary in reliability or quality. If we are unable to obtain timely service of acceptable quality or if the prices increase, our results of operations could be harmed.

If our products fail to perform or meet customer requirements, we could incur significant additional costs.

The fabrication of integrated circuits and SAW/BAW filters from substrate materials and the modules containing these components is a highly complex and precise process. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to rework or replace the products. Our products may contain undetected defects or failures that only become evident after we commence volume shipments which we experience from time to time. Other defects or failures may also occur in the future. If such failures or defects occur, we could:

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

We have substantial indebtedness.

We have $218.8 million of indebtedness remaining in the form of our convertible subordinated notes due March 1, 2007. There can be no assurance that we will be able to meet our debt service obligations. Further, the level of our indebtedness, among other things, could:

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

The U.S. economy and the demand for our products has improved in the current year, which has lead to increased production volumes and a higher absorption of fixed costs and operating expenses for our company. In addition, this economic recovery may lead to increases in the salaries of our technical, sales and administrative personnel as we try to remain competitive and retain our employees. These increases in salaries may outpace our productivity gains and result in our expenses growing at a rate that exceeds our revenue growth rate, which could have an adverse effect on our gross profit margin.

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

The integrated circuit, SAW and BAW device industries are characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. If it is necessary or desirable, we may seek licenses under such patents or other intellectual property rights. However, we cannot be certain that licenses will be offered or that we would find the terms of licenses that are offered acceptable or commercially reasonable. Our failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by or against us could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination. For example, the patent infringement suit filed against us by StratEdge Corporation on January 18, 2006 may end unfavorably, resulting in an injunction against further alleged infringement and requiring us to pay full compensation for all damages attributable to the alleged infringement, to destroy any products found to infringe on their patents, and to reimburse them for reasonable attorney’s fees. Whether or not the Stratedge action results in a positive outcome, we anticipate that we will incur expenses defending ourselves and our management may be distracted from other business activities. Furthermore, in the event of an adverse result in any litigation, we could be required to:

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

Several of our larger customers have requested that we send our products to independent warehouses known as inventory hubbing distribution facilities to assist them with their inventory control. We do not recognize revenues from these hubbing arrangements until the customer takes delivery of the inventory and title of the goods passes to the customer. As a result, increased shipments to these facilities make it more difficult for us to predict short-term revenues and inventory consumption as customers can take delivery of the products with little or no lead-time. In addition, stocking requirements at hubbing facilities tends to reduce inventory turns and increase working capital requirements.

Our ability to ship internationally may be negatively affected if we do not comply with export regulations.

A significant portion of our revenues come from shipments to foreign countries and a significant portion of our outsourced manufacturing operations are conducted in those same foreign countries. If we do not comply with export regulations our ability to ship to foreign locations could be impaired, which would undoubtedly result in significant financial losses and a consequential reduction in our stock price.

Our business may suffer due to risks associated with international sales.

Our sales outside of the U.S. during the nine months ended September 30, 2006 and 2005 were approximately 62% and 61%, respectively. As a result of having a significant amount of sales outside of the U.S., we face inherent risks from these sales, including:

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

Following periods of volatility in the market price of a company’s stock, some stockholders may file securities class action litigation. For example, in 1994, a stockholder class action lawsuit was filed against us, our underwriters and some of our officers, directors and investors, which alleged that we, our underwriters and certain of our officers, directors and investors intentionally misled the investing public regarding our financial prospects. We settled the action and recorded a special charge of $1.4 million associated with the settlement of this lawsuit and related legal expenses, net of accruals, in 1998. Additionally, in 2003, a class action complaint was purportedly filed on behalf of purchasers of the stock of Sawtek, Inc., our wholly owned subsidiary (whose name has since been changed to TriQuint, Inc.) between January 2000 and May 24, 2001, against Sawtek and former officers of Sawtek and the Company. Although the claim was dismissed with prejudice in October 2005, we incurred legal fees and our management spent time defending the claims. Future claims, if any, could harm our operating results and further distract our management from running our business.

Our stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $6.07 to a low of approximately $3.45 during the 52 weeks ended September 30, 2006. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly. Further, high stock price volatility could result in a higher stock-based compensation expense charges.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In December 2005, we announced that our Board of Directors had authorized a plan to repurchase up to $25.0 million of our common stock under a Rule 10b5-1 plan, effective in the first quarter of 2006 and ending one year from that date. The following schedule summarizes the purchases we made of our common stock during the three months ended September 30, 2006 (in thousands, except per share data):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
July 1, 2006 – July 31, 2006	731	$4.10	731	$8,312
August 1, 2006 – August 31, 2006	689	4.35	689	5,312
September 1, 2006 – September 30, 2006	597	5.03	597	2,312

Total	2,017	$4.49	2,017	$2,312

As of September 30, 2006, we were authorized to repurchase up to an additional $2.3 million of our common stock under the 2005 repurchase program. During October 2006, we purchased approximately 450,000 additional shares at an average cost of $5.17 per share, completing the $25.0 million repurchase plan. All repurchased shares of common stock have been retired upon purchase and result in a reduction of shareholders’ equity.

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

TRIQUINT SEMICONDUCTOR, INC.

Dated: November 9, 2006	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: November 9, 2006	By:	/s/ STEPHANIE J. WELTY
Stephanie J. Welty Vice President of Finance and Administration, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.