Form 10-K
period 2006-12-31
TRIQUINT SEMICONDUCTOR INC
filed 2007-03-15
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22660

TRIQUINT SEMICONDUCTOR, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3654013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 N.E. Brookwood Parkway

Hillsboro, Oregon 97124

(503) 615- 9000

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 par value per share

(Title of class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerate filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on July 1, 2006, the last day of the Registrant’s second fiscal quarter, reported on the NASDAQ Global Select Market, was approximately $502,710,537. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the Registrant’s outstanding common stock have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity securities.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of February 26, 2007, there were 138,590,238 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2007 Annual Meeting of Stockholders, which is scheduled to be held on May 14, 2007. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s year ended December 31, 2006.

Important Notice to Stockholders:

This Annual Report on Form 10-K contains both historical information and forward-looking statements about TriQuint Semiconductor, Inc. (“TriQuint”, “we”, “us”, “our” or “our company”). In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “estimates,” “expects,” “feels,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “reasonably,” “seek to continue,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results, including, but not limited to, those related to our product strategy; demand in the handset, broadband, base station, and military markets; our product offerings and outlook for each of our markets; changes in our critical accounting estimates including stock-based compensation expense; our ability to enter into new military contracts; our competitive advantages in design and process; our ability to manufacture and sell in international markets; our plans for our manufacturing facilities; risks associated with manufacturing yields, costs and subcontractor services; risks associated with our production outside of the U.S.; our reliance on certain suppliers; our expectations regarding the selling prices for our products; our expectations regarding our competitors and pricing levels; improve yields; our goal to reduce production costs and improve performance value for our products; risks associated with intellectual property including protecting our interests and infringing on others’; our ability to improve our products and processes and develop new products; impact of environmental regulations on our business; risks associated with our unfilled orders; our ability to meet revenue guidance and penetrate our markets; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; capital expenditures; and other comments that involve risks and uncertainties. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in Part I of this report titled “Risk Factors.” These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance.

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

TRIQUINT SEMICONDUCTOR, INC.

EXHIBITS

10.53	TriQuint Semiconductor, Inc. 2007 Management Incentive Plan, dated as of November 15, 2006
10.54	2007 Employee Stock Purchase Plan and forms of agreement thereunder
12.1	Computation of Ratios of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Report and Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

PART I

Item 1.	Business

Overview

TriQuint Semiconductor, Inc. (“TriQuint,” “we,” us,” “our,” or “our company”) is a supplier of high performance modules, components and foundry services to the world’s leading communications companies.

Our focus is on the specialized expertise, materials and know-how to design, manufacture and sell radio frequency (“RF”) and other high and intermediate frequency products that address four primary end markets: wireless handsets, broadband communications, wireless base stations and military systems. We continually strive to lower customers’ costs and improve system performance through advanced engineering expertise, dedicated service and forward-looking design. Our products are designed on various wafer substrates including compound semiconductor materials such as gallium arsenide (“GaAs”) and piezoelectric crystals such as lithium tantalate (“LiTaO3”). We use a variety of process technologies using GaAs substrates including heterojunction bipolar transistors (“HBTs”) and pseudomorphic high electron mobility transistors (“pHEMTs”). Using various other substrates we also manufacture surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”) products. Using these materials and our proprietary technologies, we believe our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, higher power and power-added efficiency, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. We sell our products and services to major communication and military equipment companies worldwide and our top ten end customers by revenue in 2006 were (in alphabetical order): Ericsson Networks, Kyocera Corp., LG Electronics, Motorola, Inc., Nokia Corp., Northrop Grumman Corp., Raytheon Co., Royal Philips Electronics N.V., Samsung Electronics Co., and ZTE Corp.

In the U.S., we have design and manufacturing facilities in Oregon, Texas and Florida with additional design facilities in Massachusetts and North Carolina, as well as sales support offices in various locations. Outside the U.S., we have a production and assembly facility in Costa Rica, a design facility in Germany and application sales support offices in China, Finland, France, Germany, Japan, Korea, Malaysia, Sweden, Taiwan and the United Kingdom. We own and operate our own wafer fabrication, foundry and product test and assembly facilities. We also lease one facility and use subcontractors for a significant portion of our test and assembly processes. We use our proprietary processes in these facilities to produce high performance RF, analog and mixed-signal modules, components, integrated circuits and other products in high volumes and believe that control of these manufacturing processes enables us to be a reliable source of supply with increased opportunities to enhance quality, reliability and manufacturing efficiency. In addition, control of our manufacturing process and our combined research and design capabilities assists us in developing new processes and products and increase our ability to be responsive to customer requirements.

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

We were incorporated in California in 1991 and reincorporated in Delaware on February 12, 1997. We have the following wholly-owned operating subsidiaries; TFR Technologies, Inc., TriQuint, Inc., TriQuint S.R.L., TriQuint Semiconductor Texas LP, TriQuint Sales and Design, Inc., and TriQuint Semiconductor GmbH. Our principal executive offices are located at 2300 N.E. Brookwood Parkway, Hillsboro, Oregon 97124 and our telephone number at that location is (503) 615-9000. Information about our company is also available at our website at www.triquint.com, which includes links free of charge to reports and amendments to those reports we have filed with the Securities and Exchange Commission (“SEC”). The contents of our website are not incorporated by reference in this Annual Report on Form 10-K. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports can also be accessed at the SEC website, www.sec.gov.

Industry Background

Market demands for higher levels of performance with reduced cost in electronic communications systems have produced an increasing number of varied, complex applications. The increased capabilities of these new systems, in turn, are spawning new markets and a further proliferation of new, sophisticated applications. Many of these new applications have emerged in the wireless handset, broadband, base station and military markets. Specifically, the wireless handset, broadband and base station markets are constantly changing with the advent of new and more complex applications such as digital cameras, video recorders, music players, mobile televisions, handheld navigation based on the global positioning satellite (“GPS”) standard, Bluetooth, wireless local area networks (“WLANs”) and wireless internet. Wireless communications systems can offer the functional advantages of wired systems without the costly and time-consuming development of an extensive wired infrastructure, which is of particular importance in developing parts of the world. In addition, many of these new applications require battery-powered portability. The proliferation of some of these new applications, combined with a demand for higher data rates to support them due to the more complex and advanced applications, has led to increased communication traffic resulting in congestion of the existing assigned frequency bands and more power consumption. As a consequence, wireless communications are moving to higher, less congested frequency bands and are implementing new, advanced communication standards. The advantages of wireless communications systems, as well as the increasing demand for wireless communications at higher frequencies, continue to drive worldwide growth in existing communication systems and continue to drive the emergence of new markets and applications.

The military market utilizes advanced monolithic microwave integrated circuits (“MMICs”), as well as SAW, surface transverse wave (“STW”) and BAW devices for aerospace, military and commercial applications. Aerospace and military applications often require extreme precision, reliability and durability. Our products include high power amplifiers, low noise amplifiers, switches, fixed frequency and voltage controlled oscillators, filters and attenuators for use in a variety of advanced systems such as active array radar, missiles, electronic warfare and space communications systems. Commercial applications for products and services in this frequency range include wireless telephone applications, optical fiber links and switching networks, millimeter wave (“mmW”) radios for point-to-point and point-to-multipoint systems, phased-array radar and satellite links both on the orbiting payload and for earth station very small aperture terminal (“VSAT”) transmitters.

To address the market demands for higher levels of performance, electronic communications systems manufacturers have relied heavily on advances in high performance components and modules such as those we produce. In addition, traditional signal processing technologies included lumped element filters, ceramic filters, crystal filters, resonators and oscillators. However, today’s high performance electronic systems require performance beyond that achievable with these technologies. The performance requirements of certain critical system functions generally cannot be achieved using silicon based semiconductors or filters, resonators and oscillators based on traditional technologies. As a result, systems manufacturers continue to seek components and modules which can overcome these performance limitations. GaAs semiconductor technology is an effective alternative and/or complement to silicon solutions in many high performance applications. The higher electron mobility of GaAs permits GaAs integrated circuits to operate at higher speeds than silicon devices or at the same speeds with lower power consumption. In addition, SAW and BAW technology offers a number of advantages over traditional filter technologies, including precise frequency control and selectivity, reduced size and weight, high reliability, environmental stability and the ability to pass RF signals with minimal distortion. In general, SAW technology has a cost/performance advantage from low frequencies to approximately 2 gigahertz. BAW technology has a cost/performance advantage from approximately 2 gigahertz to 10 gigahertz.

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

TriQuint Strategy

Our strategy is to provide our customers with high-performance, low-cost solutions to applications in the wireless handset, base station, broadband, and military markets. Our mission is, “Connecting the Digital World to the Global Network™,” and we accomplish this through a diversified product portfolio within the communications and military industries. In the wireless handset market, we provide high performance devices such as RF filters, duplexers, receivers, small signal components, power amplifiers, switches and passive components. We have also developed integrated RF modules with the goal of maximizing content and minimizing stacked margins by offering complete module solutions with almost all subcomponents sourced from our own technologies, a key to our growth in 2006. In broadband communications and wireless base station markets, we are a supplier of both active GaAs and passive SAW components. We provide the military market with phased-array antenna radar components and in 2005 were awarded the role of prime contractor on a Defense Advanced Research Projects Agency (“DARPA”) contract to develop high power wide band amplifiers in gallium nitride (“GaN”), a next generation GaAs derived technology. In 2006 we were further recognized by the Office of Naval Research, which awarded us a $3.1 million contract to improve manufacturing methods of producing high-power, high-voltage S-band GaAs amplifiers. The other key elements of our strategy include:

Focus on RF power, filtering and switching design excellence.

We have made substantial investments in our RF power, filtering and switching design capabilities. Our design teams have specialized expertise to address the needs of each of our target markets. The foundation of our design resources is an extensive library of cells and associated software tools and databases necessary to develop new products rapidly and cost-effectively. We believe that our RF power, filtering and switching design capabilities provide us with a competitive advantage in designing and developing integrated circuit modules and SAW/BAW-based products for standard or customer-specific products in our target markets. More specifically, as handsets migrate to multi-mode radios and broadband data connections move to multiple-input, multiple-output (“MIMO”) standards, the complexity, content and value of the RF section increases.

Diversification of business models, market applications, technologies and customers.

We offer a broad range of standard and customer-specific products, as well as manufacturing, design and foundry services, which address numerous end-user applications in a variety of communications markets. We provide a balanced portfolio of products and services, ranging from foundry services to die level products, packaged components and integrated modules. Our primary application areas are wireless handsets, broadband, base station and military. Our products are designed on various wafer substrates using a variety of technologies. We delivered products and services to over 300 customers during 2006 and had approximately 50 customers that each contributed $1.0 million or more to our revenues during the year.

Targeting high-growth markets with high performance solutions.

We continue to develop and produce high performance standard products and modules. In 2001, we added SAW filters to our portfolio of high performance solutions by acquiring Sawtek, Inc. (“Sawtek”), which enabled us to offer a complete array of RF products for wireless handsets and base stations, and in 2005 we added BAW technology to our portfolio with the acquisition of TFR Technologies, Inc. (“TFR”). Many of our new products are focused on RF modules in wireless handset and broadband wireless access markets with the following standards and technologies:

•	GSM—global system for mobile communications;

•	GPRS—general packet radio service;

•	HSDPA—high speed download packet access;

•	CDMA—code division multiple access;

•	WCDMA—wide band code division multiple access;

•	EDGE—enhanced data rates for global evolution;

•	WEDGE—a combination of EDGE and WCDMA technology;

•	HEDGE—a combination of EDGE and HSDPA technology;

•	802.11 WLAN—wireless local area network; and

•	WiMAX—wireless metro area network.

We are also investing in the development of technologies and products that address more functionality within the base station market as well as new opportunities in the automotive market.

Create the smallest, highest performance components and modules with the highest value for the front-end of various communication systems.

We continue to introduce new, fully optimized products in the marketplace which we believe meet the changing needs of our customers. For example, we recently introduced new handset front-end modules which we believe offer industry-leading integration, performance and size-reduction. In addition, we have introduced a new line of RF SAW filters for GSM/EDGE/WEDGE networks that offer cost-effectiveness and performance in a standard size which we believe is superior to other solutions in the market.

Capitalize on partnerships with industry leaders in our target markets.

We plan to continue to establish and maintain close working relationships with industry leaders in our target markets. We also intend to maintain existing, and establish new strategic relationships with companies that provide access to new technologies, products and markets. These relationships are critical to providing us with insights into future customer requirements, which facilitates the timely development of new products and services to meet the changing needs of our target markets.

Markets and Applications

We focus on four end markets in the electronic communications system industry: wireless handsets, broadband, base stations and military applications. During the first quarter of 2007, our classification of products changed slightly to align with our target markets going forward. Our new product categories will combine most of our broadband and base station products to form our networks market. In addition, we will isolate our foundry business from our other markets and report it separately. The resulting markets will be as follows; handsets, networks, military and foundry. For this report, we will report most of our results using our historical market stratification.

Handsets

The demand for wireless handsets has evolved over the past several years as a result of increased demand for enhanced voice and data communication capabilities. Users want wireless handsets to provide signal quality similar to wired communication systems, be smaller and lighter, accommodate longer talk time and standby time and contain complex functionality such as digital cameras, video recorders, music players, GPS, Bluetooth, internet access, mobile television and other video standards. To support the growing demand for wireless data communications, implementation of new standards has evolved such as GPRS, EDGE, HEDGE, WCDMA and others. This increase in wireless communication traffic has resulted in congestion of the assigned frequency bands, creating capacity issues for network operators. As a consequence, wireless communications standards are evolving to more efficiently utilize the available spectrum and demand has increased for handsets that work across multiple standards and frequency bands. Handsets of this complexity provide new technical challenges that our products are well suited to address and we believe our new “Global Handset Strategy” will be able to meet the needs of this evolving market.

Our handset revenue is from electronic components for mobile phones including transmit modules, RF filters, power amplifiers and power amplifier modules (“PAMs”), duplexers, other RF devices and integrated products. We sell these products to wireless handset manufacturers worldwide. Historically, the demand for handset components and modules has been driven by the increasing usage of wireless handsets worldwide and the increasing complexity of those wireless handsets which utilize features such as multiband radios and global positioning systems. Worldwide, the total number of wireless handset subscribers continues to grow, with China and India growing at the fastest rates. There are a number of wireless phone standards in use around the world. GSM and CDMA are the primary wireless air interface standards used. GSM is the most prevalent standard, utilized primarily in Europe and many parts of Asia. GSM has a growing presence in the U.S. This standard, and its EDGE extension, account for over 70% of total phone sales and subscribers worldwide. CDMA is the standard used principally in North and South America, Korea, and parts of China and India. Historically, we have sold more CDMA products. However, over the past several years, we have focused our efforts on the design of products based on the GSM standard. We believe we have made significant advances and are continuing to gain market share for GSM products. Our growing GSM product portfolio embraces the needs required by the third generation of mobile communication (“3G”) with a complete selection of WCDMA modules.

The wireless handset market has experienced growth in each of the past 15 years, except for 2001 due to a slowdown in the overall economy. Further, the global number of subscribers to wireless communications has grown. This growth has been particularly strong due to growth in both China and India as well as the increase in demand for new phones with additional features. We believe we are well positioned to benefit from this growth.

In many wireless handset applications, GaAs material and device design can provide key performance advantages over silicon, such as higher frequency operation, improved signal reception and transmission, better signal processing in congested bands and greater power efficiency for longer battery life. These are becoming increasingly important with the new applications and we believe our use of GaAs wafer substrates and a variety of technologies provides us with the ability to satisfy these market demands. Further, our access to varied process technologies enables us to combine them in applications to optimize both product performance and cost. Specifically, as part of our new global handset strategy, we have introduced many new products for this market, including the following product families: HADRON, TRITIUM and QUANTUM. Our HADRON PA ModuleTM family is an industry standard 7x7x1.1mm3 series of discrete PA modules that provide customers with the choice between EDGE-Linear and EDGE-Polar architectures which we believe are optimized to deliver the best possible talk time in GSM/GPRS and EDGE modes. Our TRITIUM PA-Duplexer ModuleTM family includes versions that support both CDMA and WCDMA/HSDPA applications with 8x5x1.5mm3 modules integrating a duplexer and transmit module interstage filter with a linear PA, each optimized to global geographic frequency bands. Our QUANTUM Tx ModuleTM family builds on the heritage of our signature GSM/GPRS transmit modules, integrating a GaAs pHEMT switch, low pass filters and a PA along with all necessary matching control circuits. Our new QUANTUM II Tx ModuleTM and TRITIUM PA-Duplexer ModuleTM for the WCDMA market provide for an even more compact solution. We believe these new modules are an excellent compliment to our current line of GSM/EDGE and WCDMA products for current and next-generation wireless handsets as well as Bluetooth PAs and filters.

Historically, we have experienced seasonal fluctuations in our sales of handset components. Our revenues are generally the strongest in the fourth quarter in response to the holiday selling season. The first quarter of each year is generally the weakest quarter for handset component revenues, due to reduced consumer demand after the holiday selling season. During periods of revenue growth, this seasonality may be less evident than it has been in the past. We believe this growth masked typical seasonality in our results in the first quarter of 2006, as compared to prior results. During 2006 as a whole we had many successful design wins, placing us in approximately 100 phone models and our market share grew to approximately 8% to 9%. In 2007, we expect seasonality will be more evident, however our expected growth will continue to mask the true affects of our seasonality.

As a percentage of our total revenues in 2006, our revenues from handsets products accounted for approximately 51%, as compared to 43% of revenues in 2005 and 44% of revenues in 2004.

Broadband

Our broadband products are those used to support transfer of data at high rates across wireless or wired networks and our technology encompasses a wide array of products and standards that enable the wireless and wired throughput of large amounts of data. Specifically, our products for this market include those related to Bluetooth, WLANs / WiFi (wireless fidelity), WiMAX (worldwide interoperability for microwave access), WiBro (wireless broadband), CATV (community access television or cable television), microwave radio, cordless telephones, automotive and optical communications. We also report our multi-market standard products in the broadband category, which combined allow our customers dependable GaAs and SAW devices that make broadband connectivity possible.

Overall, 2006 was a solid year for our broadband and other market as revenues increased 41% in 2006 as compared to 2005. This increase was primarily driven by strength from our dual low noise amplifier (“LNA”) WLAN product which we began to sell in 2005, combined with strength from our optical products. We have recently introduced a new line of RF SAW filters for GSM/EDGE/WCDMA networks designed for key network applications including use in signal repeaters that extend and fill-in network coverage areas. These filters are the latest addition to our portfolio which is designed to further support network infrastructure roll-outs and upgrades across both emerging, cost-sensitive and mature, feature-rich networks.

Revenues from the broadband market accounted for approximately 22% of our revenues in 2006, as compared to 21% in 2005 and 22% in 2004.

Base station

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

In the base station market we provide products used in base station transceivers and point-to-point radios, such as SAW filters, foundry services and standard RF components. Revenues from this end market can vary significantly from quarter to quarter and are dependent on both new base station build-out and upgrades to existing base stations. Additionally, as the wireless infrastructure networks are built in developing countries and remote areas, we expect to benefit from point-to-point radio product demand for back haul communications from base station transceivers and base station controller systems. We continue to see robust demand for our point-to-point radio products, driven largely by the number of wireless backhaul base station installations.

Our revenues from base station products accounted for approximately 15% of our total revenues in 2006, as compared to 21% in 2005 and 19% in 2004.

Military

Our largest customers in this market are military subcontractors to the U.S. government. These subcontractors use our products for phased-array radar to identify, track and target aircraft and threats of unknown origin as well as in communications systems. The capability to track multiple targets simultaneously is one of the key enhancements found on the new generation of fighters such as the F-22 Raptor and Joint Strike Fighter (“JSF”). We are teamed with the prime contractors on both of these programs and our microwave power amplifiers (“PAs”) will provide the capability to transmit the microwave power that is at the heart of the radar’s operation. These radars are comprised of large arrays of elements, each with its own PA.

We also are directly engaged with the U.S. government, primarily through our 2005 multi-year DARPA contract to develop high power, wide band amplifiers in GaN. GaN HEMT devices provide the higher power density and efficiency required for high power phased array radar, electronic warfare, missile seeker and communications systems and we believe that at the end of the program, we will have a reliable, reproducible and stable GaN process suitable for the Department of Defense and commercial applications. In 2006, we were awarded a contract to improve manufacturing methods of producing high-power, high-voltage S-band GaAs amplifiers from the Office of Naval Research. We hope to continue to participate in and expand these programs in 2007 and beyond. However, the current conflicts in the Middle East are consuming a significant portion of the military budget that may have otherwise been available for advanced aircraft upgrades and deployments, causing some risk that programs such as the F-22 Raptor and JSF could be delayed.

Our military business accounted for approximately 12% of our total revenues in 2006, compared to 15% in 2005 and 2004.

Products

We offer a broad array of RF, analog and mixed-signal integrated circuits and acoustic filter products as a foundation to address the needs of our customers in target markets. We utilize specialized substrate materials and high performance technologies such as pHEMT, GaN HEMT, HBT, HFET (Heterostructure Field Effect Transistor), MESFET (Metal-Semiconductor Field Effect Transistor), SAW and BAW to

design and manufacture products which overcome the performance barriers of competing devices. In addition, we believe our products offer other key advantages such as steeper selectivity, lower distortion, higher power and power-added efficiency, reduced size and weight and more precise frequency control. Our broad range of standard and customer-specific integrated circuits, components and modules, and SAW and BAW duplexers and filters, combined with our manufacturing and design services, allow customers to select the specific product solution that best fulfills their technical and time-to-market requirements. We believe efficient manufacturing facilities and processes result in products that provide our customers a favorable price/performance trade-off. Our product and service portfolio includes standard products and customer-specific products and services.

Standard Products

We offer families of standard products for the following target market application areas. These include:

Handsets

Our products include transmit modules, power amplifiers, power amplifier modules, filter banks, receivers, duplexers, switches, integrated products and other advanced products to meet the changing needs of the global communications marketplace. We believe our products are uniquely able to meet the needs of the evolving global wireless market because our broad in-house technology portfolio is designed to address the needs of system designers for low noise, power efficient amplification, low loss switching and efficient and accurate frequency conversion. Our products support 2G and 3G standards (GSM, CDMA, EDGE, WCDMA, and others) and can be found across this wide spectrum. We believe our highly integrated, smaller sized modules and components enable quicker design turns, higher performance, lower part count and lower overall solution costs.

Networks

Our Networks division is comprised of three primary markets focused on connectivity; base station, broadband and other products. Base station includes our products used in all cellular 2G and 3G standards of base transceiver station (“BTS”) as well as our products used in the point-to-point radio backhaul that is used to connect these cellular base stations. Broadband is an umbrella term we use for products, standards and technology used to support higher data rates across wireless or wired networks. This includes both the network and the Customer Premise Equipment (“CPE”). Bluetooth devices, cable head-end and set-top boxes, WLAN and WiMAX networks, plus voice over internet protocol (“VoIP”) and video on demand (“VOD”) are familiar members of the broadband universe. Our “other” market includes all products which do not fit into our handset, military or foundry markets; or into the base station or broadband segments of our networks market. Products classified as “other” include our automotive, test equipment, GPS and medical products. We also classify our standard products that can support multiple markets, applications and customers into other.

Networks division products include packaged or die level GaAs components such as high power amplifiers, LNAs, field effect transistors (“FETs”), switches, gain blocks, attenuators, voltage controlled oscillators, and mixers. In addition, we offer SAW and BAW filters and integrate various combinations of these active and passive products into multifunction integrated circuits and modules. Networks products span frequency ranges of 50 MHz to over 75 GHz.

Military

Our products are used in large scale programs with long lead-times. Once a component has been designed into an end-use product for a military application, the same component is generally used during the entire production life of the end-use product. As a result, we tend to produce large volumes of these components. Specific products for this market include PAs for phased-array radar antenna and similar applications for airborne systems allowing them the capability to track multiple targets simultaneously. Other products include MMICs, such as frequency converters, control devices, switches, discretes and oscillators. Additionally, with the purchase of TFR, we expanded our product line to include BAW filter and resonator products.

Customer-Specific Products and Services

Foundry

In addition to our standard products, we offer our customers a variety of product options and services for the development of customer-specific products. Our services include design, wafer fabrication, test engineering, package engineering, assembly and test. Customer-specific designs are generally implemented by one of two methods. Under the first method, the customer supplies us with detailed performance specifications and we design, develop and manufacture the integrated circuits. These designs are generated using either our in-house design engineering group or independent third-party design organizations which have been qualified by us. Under the second method, we supply circuit design and process rules to our customer and the customer’s internal engineering staff designs and develops the product, which we then manufacture as wafers, die, or packaged devices. Our Commercial Foundry business model typically involves providing customers their products in wafer form.

We focus the development of our customer-specific products on applications requiring high volume production. As is typical in the semiconductor industry, customer-specific products are developed for specific applications. As a result, we expect to generate production revenues only from those customer-specific products that are subsequently produced in high volume. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select customer-specific development projects which will result in sufficient production volume to enable us to achieve manufacturing efficiencies.

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

Customers

We have a broad customer base of leading systems manufacturers. In 2006, we shipped products or provided manufacturing services to over 300 end-user customers. Motorola, Inc. accounted for approximately 14%, 13% and 12% of our revenues in 2006, 2005 and 2004, respectively, while Samsung accounted for 15% of our revenues in 2006 and Nokia Corp. accounted for 10% of our revenues in 2004. No other single end customer accounted for greater than 10% of our revenues during these periods.

Our sales to end customers outside the U.S. accounted for approximately 60%, 68% and 58% of revenues in 2006, 2005 and 2004, respectively. In 2006 sales to China and Singapore accounted for the majority of our sales outside of the U.S. and represented 14% and 11%, respectively, of our revenues in 2006. Sales to end customers in China represented the largest portion of our non-U.S. sales in 2005, with sales accounting for approximately 23% of our revenues. In 2004, China and Korea represented approximately 15% and 12% of our revenues, respectively.

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

Manufacturing

We currently have five manufacturing centers located in Oregon, Texas, Florida and Costa Rica as follows:

•

A 254,000 square foot Hillsboro, Oregon facility located on 50 acres of land. This facility houses our 76,000 square foot wafer fabrication facility as well as executive, administrative, engineering, test and technical offices. The fabrication facility includes 21,000 square feet of space that is operated as a Class 10 performance clean room. In 2006 we made capital investments in our Hillsboro facility to improve capacity.

•

A 14,100 square foot, Bend, Oregon facility of which approximately 4,600 is fabrication space. This facility was acquired as part of our TFR acquisition and is under an operating lease, expiring in June 2009.

•

Our 540,000 square foot Richardson, Texas facility on approximately 38 acres of land. The Richardson facility has 48,000 square feet of Class 1 performance clean room space; however, we currently operate the clean room as a Class 10 performance clean room. In 2007 we plan to begin high-volume BAW fabrication at this location.

•

Our 92,100 square foot Apopka, Florida facility is a wafer fabrication, assembly and test facility located on approximately 16 acres of land. The Apopka wafer fabrication facility includes 16,000 square feet of clean room, of which 2,300 square feet is Class 10 performance clean room.

•

Our 61,300 square foot San Jose, Costa Rica facility is an assembly and test facility for the production of SAW filters on approximately 2 acres of land. The Costa Rican facility has over 19,000 square feet of clean room space. We use our Costa Rica facility to assemble, package, test and ship final product to customers. This facility is located in the Metro Free Trade Zone; however our current tax holiday of 75% will expire in 2007 and become a 50% holiday, set to expire in 2011.

The fabrication of integrated circuits and filter products in these facilities is highly complex and sensitive to particles and other contaminants and requires production in a highly controlled, clean environment. Minute impurities, difficulties in the fabrication process or defects in the masks used to transfer circuits onto the wafers can cause a substantial percentage of the wafers to be rejected or numerous die on each wafer to be nonfunctional. The more brittle nature of GaAs wafers can also lead to higher processing losses than experienced with silicon wafers. To maximize wafer yield and quality, we test our products in various stages in the fabrication process, maintain continuous reliability monitoring and conduct numerous quality control inspections throughout the entire production flow.

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

For integrated circuit products made by our Oregon facility, we assemble our products using outside assembly contractors. Our Texas and Florida facilities manufacture and sell packaged products, which are also assembled by outside contractors. Overall, our outside assembly services are contracted to approximately ten vendors, five of which are located in the U.S. These vendors perform both test and assembly services. We have moved a significant portion of our high volume product line test services offshore to vendors in China, Malaysia and the Philippines. A reduction or interruption in the performance of assembly services by subcontractors or a significant increase in the price charged for such services could adversely affect our operating results.

Production Outside of the U.S.

Because of the significant fixed costs associated with the manufacturing of our products and components, and our industry’s history of declining prices, we must continue to produce and sell our integrated circuits, components and modules in significant volume, continue to lower manufacturing costs, improve yields and carefully monitor inventory levels. We periodically evaluate our manufacturing processes as well as the desirability of transferring volume production of those products between facilities, including transfer to other countries where labor and other manufacturing costs may be significantly lower than in the U.S.

Raw Materials and Sources of Supply

We generally maintain alternative sources for our principal raw materials to reduce the risk of supply interruptions or price increases. We purchase these materials on a discreet or blanket purchase order basis. The raw materials for our integrated circuit, module and component manufacturing operations are available from several suppliers. For our GaAs integrated circuit manufacturing operations, we currently have approximately eight fully qualified wafer vendors, at least five of which are located in the U.S., and two fully qualified mask set vendors, both of which are located in the U.S. We purchase high performance, multilayer ceramic packages from two suppliers. We currently purchase assembly and test services from approximately ten suppliers, five of which are located outside the U.S. We also utilize nonqualified suppliers for use in non-production research and test activities.

For our acoustic filter manufacturing operations, we use several raw materials, including wafers made from quartz, LiNbO3 or LiTaO3 as well as ceramic or metal packages. Relatively few companies produce these piezoelectric wafers and metal and ceramic packages. Our most significant suppliers of ceramic surface mount packages are two companies based in Japan. For our SAW operations, we also utilize ten qualified wafer vendors, eight of which are located outside the U.S., and two qualified mask set vendors, both of which are domestic companies.

Our reliance on a limited number of suppliers for certain raw materials and parts may impair our ability to produce our products on time and achieve acceptable yields. At times in the past, we have experienced difficulties in obtaining ceramic packages used in the production of certain SAW filters. The acquisition of relatively simple devices, such as capacitors, has been problematic at times because of the large demand swings that can occur in the marketplace for such components. This risk will spread across a larger percentage of our total business as a greater portion of our revenues result from our integrated module product offerings. In an attempt to minimize this problem, we have qualified multiple sources of supply when possible and intend to maintain a safety stock of raw material inventories of these items.

As is characteristic of the integrated circuit and acoustic filter component industries, the average selling prices of our products have decreased over the products’ life cycles and we expect this pattern to continue. To offset these decreasing selling prices, we rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products, introducing new products of similar functionality to existing products but with lower cost by design and on introducing new products which incorporate advanced features, or in smaller sizes, which can be sold at higher average selling prices. We also work closely with our suppliers to obtain continual improvement on pricing of key raw materials and components. As more of our product offerings migrate toward integrated assemblies requiring the acquisition of outside manufactured components, we will have to effectively work with our suppliers to reduce the total cost of the respective bill of material. To the extent that our cost reduction efforts or new product introductions do not occur in a timely manner or our or our customers’ products do not achieve market acceptance, our operating results could be adversely affected.

Marketing, Sales and Distribution

We sell our products through independent manufacturers’ representatives, two independent distributors and our direct sales staff. As of December 31, 2006, we had approximately 30 independent manufacturers’ representative firms, approximately half of which are based in the U.S. and half are located in Europe, the Pacific Rim and South America. Our domestic sales management offices are located in the metropolitan areas of San Diego, California; San Jose, California; Boston, Massachusetts; Portland, Oregon; Chicago, Illinois; and Raleigh, North Carolina. We have also established foreign sales and marketing offices in China, Finland, France, Germany, Japan, Korea, Malaysia, Sweden, Taiwan and the United Kingdom. Our independent distributors include both a foreign and domestic distributor.

Backlog

As of December 31, 2006, we had unfulfilled orders, which is referred to as our backlog, of approximately $88.0 million compared to approximately $71.5 million as of December 31, 2005. We include in our backlog all purchase orders and contracts for products requested by the customer for delivery within approximately 12 months. We expect to ship nearly all of our backlog by December 31, 2007. The backlog is not necessarily indicative of future product sales, and a delay or cancellation of a small number of purchase orders may materially adversely affect us.

We do not have long-term agreements with any of our customers, except for certain military and development-related contracts, but may enter into long-term agreements in the future. Customers generally purchase our products pursuant to cancelable short-term purchase orders. Our customers have canceled these purchase orders or rescheduled delivery dates in the past, and we expect that these events may also occur in the future. If there is any work in process at the time of cancellation, the customer may be required to pay customary termination charges. If customers order excess products to secure delivery dates and eventually cancel those excess orders, the customers may be subject to price renegotiations as a result of lower quantity of units taken.

Frequently, we can ship our standard products from inventory shortly after receipt of an order, referred to as “turns business”, and these orders may not be reflected in backlog. Accordingly, backlog as of any particular date may not necessarily be representative of actual sales for any future period.

Research and Development

Our research and development efforts are directed toward developing enabling technologies, integrated circuits, acoustic filters and modules. We are focused on improvements of our existing products’ performance, development of new processes, reductions of manufacturing process costs, yield improvements and improvements in device packaging. We are continually designing new and improved products to maintain our competitive position. While we have patented a number of aspects of our process technology, the market for our products is characterized by rapid changes in technologies. Because of continual improvements in these technologies, we believe that our future success will depend on our ability to continue to improve our products and processes and develop new technologies in order to remain competitive. Additionally, our future success will depend on our ability to develop and introduce new products for our target markets in a timely manner. The success of new product introductions is dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable fabrication yields and market acceptance. The development of new products by us and the design into customers’ systems can take several years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs. Furthermore, the successful introduction of our ongoing products may be adversely affected by competing products or technologies. In addition, new product introductions frequently depend on our development and implementation of new process technologies. If we are unable to design, develop, manufacture and market new products successfully, our future operating results will be adversely affected. We cannot assure you that our product and process development efforts will be successful or that our new products will be available on a timely basis or achieve market acceptance.

We have recently introduced many new key products, primarily focused on integrated system solutions that offer increased efficiency for extended talk-time and an ultra-compact size. New products such as these require investments. As of December 31, 2006, approximately 440 of our employees were engaged in activities related to process and product research and development; and our research, development and engineering expenses in 2006, 2005 and 2004 were approximately $50.3 million, $46.7 million and $47.7 million, respectively. We expect to continue to spend substantial funds on research and development.

Competition

The markets for our products are characterized by price competition, rapid technological change, short product life cycles, and heightened global competition. Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources. Due to the increasing requirements for high-speed, high-frequency components, we expect intensified competition from existing integrated circuit and acoustic device suppliers, as well as from the entry of new competitors to our target markets and from the internal operations of some companies producing products similar to ours for their internal requirements. The competition for similar products also affects the pricing of our products and there is no guarantee that pricing will stay at a level where we can sell our products on a profitable basis.

For our integrated circuit devices, we compete primarily with manufacturers of GaAs integrated circuits. Our GaAs-based competitors include companies such as Anadigics Inc., Eudyna, Inc., Freescale Semiconductor, Inc., Raytheon Co., RF Micro Devices, Inc., Skyworks Solutions, Inc., Renesas Technology Corp. and others. For our SAW devices our competitors include companies such as ICS Technologies, Inc., Phonon Corp., RF Monolithics, Inc., Vectron International, EPCOS AG, Temex SAS, TAI-SAW Technology Co., Fujitsu Microelectronics, Inc., Murata Manufacturing Co., Panasonic Corp. and others. Competition could also come from companies ahead of us in developing alternative technologies such as BAW, indium phosphide (“InP”) integrated circuits and digital filtering and direct conversion devices.

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

Intellectual Property Matters

We rely on a combination of patents, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents granted and pending in the U.S. and elsewhere and intend to continue to apply for patents on our technology. We have approximately 175 patents that expire from 2006 to 2025, with most expiring between 2015 and 2023. We currently do not have any significant revenues related to a patent that will soon expire. In addition to having our own patents and patent applications, we have acquired a substantial portfolio of U.S. and foreign patent applications in the optoelectronics area of technology. Many of these patent applications have issued as patents and will have lives that will extend 20 years from their respective filing dates, while others are still pending or have been abandoned. We also have acquired a number of patents in the BAW area of technology which will expire 20 years from their respective filing dates. We cannot be certain that patents will be issued from any of our pending applications or that patents will be issued in all countries where our products can be sold. Further, we cannot be certain that any claims allowed from pending applications will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, may not protect our products or intellectual property rights to the same extent as do the laws of the U.S., increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

Notwithstanding our active pursuit of patent protection, we believe that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership. We also rely substantially on trade secrets and proprietary technology to protect our technology and manufacturing know-how, and actively work to foster continuing technological innovation to maintain and protect our competitive position. There can be no assurance that our competitors will not independently develop or patent substantially equivalent or superior technologies.

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

From time to time we may have to defend ourselves against allegations that our products infringe the proprietary rights of others. For example, in January 2006, we received notice that StratEdge Corporation (“StratEdge”) had filed suit against us for patent infringement in the United States District Court, Southern District of California. StratEdge alleged that packages we used in certain of our power amplifier products infringe U.S. patents held by StratEdge. We deny any wrongdoing and have incurred substantial legal fees in defending the claim.

Environmental Matters

Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in our manufacturing processes. We provide our own manufacturing waste water treatment and disposal for most of our manufacturing facilities and have contracted for the disposal of hazardous waste. State agencies require us to report usage of environmentally hazardous materials and we have retained the appropriate personnel to help ensure compliance with all applicable environmental regulations. We believe that our activities conform to present environmental regulations; however, increasing public attention has been focused on the environmental impact of semiconductor operations and these regulations may require us to fund remedial action regardless of fault.

In addition, the use and disposal of electronics is under increasing scrutiny and various countries have begun to adopt regulations such as the European Union’s Waste Electrical and Electronic Equipment (“WEEE”) and the Reduction of the use of certain Hazardous Substances in electrical and electronic equipment (“RoHS”) directives, which could require us to both redesign our products to comply with the standards and develop compliance administration systems. We expect additional countries and locations to adopt similar regulations in the future which may be more stringent than the current regulations. Currently however, we believe the majority of our commercial products are compliant with these emerging regulations.

While we have not experienced any materially adverse effects on our operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements. We have already invested significant resources into developing compliance tracking systems, and further investments may be required. Any failure by us to adequately restrict the discharge of hazardous substances could subject us to future liabilities or could cause our manufacturing operations to be suspended.

Employees

As of December 31, 2006, we employed approximately 1,780 persons, including approximately 1,045 in manufacturing and support related positions, 40 in quality and reliability, 440 in process, product and development engineering, 110 in marketing and sales and 140 in general and administration functions. As of December 31, 2006, none of our domestic employees were represented by a collective bargaining agreement; however at our German operation, approximately 35 of our employees are represented by a collective bargaining agreement. We consider our relations with employees to be good and we have not experienced a work stoppage due to labor issues.

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

Our quarterly and annual results of operations have varied in the past and may vary significantly in the future due to a number of factors including, but not limited to, the following:

•	cancellation or delay of customer orders or shipments;

•	market acceptance of our products and those of our customers;

•	market acceptance of new/developing technologies that perform similar to our products;

•	variability of the life cycles of our customers’ products;

•	variations in manufacturing yields;

•	timing of announcements and introduction of new products by us, our customers and our competitors;

•	changes in the mix of products we sell;

•	declining average sales prices for our products;

•	changes in manufacturing capacity and variations in the utilization of that capacity;

•	variations in operating expenses;

•	variations in the costs of assembly and test services;

•	variations in product warranty claims;

•	willingness of customers to accept manufacturing process changes that reduce our costs to levels that result in reasonable gross margins;

•	impairments of our assets;

•	the long sales cycles associated with our products;

•	the timing and level of product and process development costs;

•	availability of materials used in the assembly of our products;

•	variations in raw material availability, quality and costs;

•	delays in new process qualification or delays in transferring processes;

•	additional costs or delays in increasing manufacturing capacity needed to support increasing customer demand;

•	the timing and level of nonrecurring engineering revenues and expenses relating to customer-specific products;

•	availability of assembly and test service capacity at our factory’s service providers;

•	significant changes in our own inventory levels as well as our customers’; and

•	delivery terms requiring that we cover shipment and insurance costs as well as import/export duty costs.

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

The markets for electronic communications applications in which we participate are subject to intense competition, rapid technological change, and short product life cycles. It is critical for companies such as ours to continually and quickly develop new products to meet the changing needs of these markets. If we fail to develop new products to meet our customers’ needs on a timely basis, we will not be able to effectively compete in these markets. Further, new products could be introduced by competitors that have competitive and technological advantages over our current product line-up. For example, new products have been introduced that use a direct conversion architecture in wireless phones. Direct conversion architecture has been available since the mid-1990’s for GSM phones and wireless phone manufacturers are increasingly using this technology in their new handsets. This technology reduces the number of components needed in the receiver portion of wireless phones, including our SAW IF filter products. As a result of the adoption of direct conversion technology, the sale of our IF filters declined approximately 79% in 2005 as compared to 2004, and during 2006, our handset revenue from IF filters diminished to a negligible amount. Other competitive filtering technologies, including BAW and film bulk acoustic resonator (“FBAR”), a form of BAW, have been introduced and have gained market acceptance in certain applications. Further, continual improvements in semiconductor technology, such as CMOS (complementary metal oxide semiconductor), and development of these products could also take market share from our products.

We are actively pursuing new products such as RF filters, duplexers, power amplifiers, RF modules and SAW/BAW filtering to address the potential of lost of revenues from new/developing technologies. If we fail to design and produce these products in a manner acceptable to our customers, or have incorrectly anticipated our customers’ demand for these types of products, our business, financial condition and results of operation will suffer.

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

Manufacturing RF module products represents a departure from our traditional component manufacturing business. Production of module products entails different manufacturing and planning processes, costs, yields, and lead times. If we fail to successfully transition manufacturing resources to produce these products or are unable to do so cost-effectively, our operating results will be adversely affected. Our initial experience is that increased module sales as a percent of our total sales has a negative impact on our gross margins due to our production costs. If we are unable to reduce the costs of producing modules, our total gross margin will decrease as the proportion of module sales increase and our operating results may decline.

Our operating results may suffer due to fluctuations in demand for semiconductors and electronic communications components.

From time to time, our wireless handsets, broadband, base station and military markets have experienced significant downturns and wide fluctuations in product supply and demand, often in connection with, or in anticipation of, maturing product cycles, capital spending cycles and declines in general economic conditions. The cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We have experienced, and may experience again, periodic fluctuations in our financial results because of these or other industry-wide conditions. For example, if demand for communications applications were to decrease substantially, demand for the integrated circuits and modules, components and other products in these applications would also decline, which would negatively affect our operating results.

We depend on the continued growth of communications markets and cost-effective selling prices.

We derive our product revenues from sales of products and services for electronic communication applications. These markets are characterized by the following:

•	cyclical demand;

•	intense competition;

•	rapid technological changes; and

•	short product life cycles, especially in the wireless phone market.

The electronic communications markets are currently above their cyclical lows of the recent past; however there is no guarantee that these markets will resume historical growth rates. Further, as is characteristic of the integrated circuit and acoustic filter component industries, the average selling prices of our products have historically decreased over the products’ life cycles and we expect this pattern to continue. To offset these decreasing selling prices, we rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacturing of existing products. We try to introduce new products with similar functionality of existing products but with lower costs by design, or new products which incorporate advanced features and can be sold at higher average selling prices. We work closely with our suppliers to obtain continual improvement on pricing of key raw materials and components. As more of our product offerings migrate toward integrated assemblies requiring the acquisition of outside manufactured components, we will have to work effectively with our suppliers to reduce the total cost of the respective bills of material.

If the current market demand trend does not continue to improve, and/or if there is continued pressure on average selling prices and our cost reduction efforts are not effective, our operating results could suffer. Additionally, our future success will depend, in part, upon our ability to successfully develop and introduce new products based on emerging industry standards. If we are unable to successfully design and manufacture new products that address the needs of our customers in a timely manner, or if our customers’ products do not achieve market acceptance, our operating results could be adversely affected. Further, if we are unable to improve existing yields in a timely manner, or prevent yield issues on future new product introductions, we may not be able to achieve gross profit targets that meet market expectations which could negatively affect our stock price.

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

In some areas of our business, we have customers, particularly those in the wireless handset market, who ship their completed products in very large unit volumes. These customers may require large inventories of our products on short notice. If we are unable to support our customers when their production volume increases, we may be considered an undependable supplier and our customer may seek alternate suppliers for products which we may have anticipated producing over an extended period of time and in large quantities. In 2006, we experienced such demand at times and were not able meet all of our customers’ requests. As a result, we have increased the capacity at our Hillsboro facility to address this issue; however we may still be unable to support our customers’ needs. If our customers consider us to be an undependable supplier, our operating results could be adversely affected as we may not be able to find alternative sources of revenue.

A limited number of customers represent a significant portion of our revenue. If we were to lose any of these customers, our revenue could decrease significantly.

We typically have customers who generate more than 10% of our revenues for a given period. For example, in 2006, Motorola and Samsung each represented more than 10% of our revenues. There can be no assurance that we will be able to retain these customers in the future and any significant loss of, or a significant reduction in purchases by, one or more of these customers could have an adverse affect on our financial condition and results of operations. Further, the consolidation of our customers may result in increased customer concentration and/or the potential loss of customers, which could also negatively affect our financial condition and results of operations.

If we build products to support high volume forecasts that never materialize into orders, we may have to write-off excess and obsolete inventory or reduce our prices.

During 2006 we increased our inventory levels to meet forecasted future demand. If the forecasted demand does not materialize into purchase orders for these products, we may be required to write-off our inventory balances or reduce the value of our inventory to fair value, based on a reduced sales prices. A write-off of the inventory, or a reduction in the inventory value due to a sales price reduction, could have a material impact on our operating results. Further, if we are unable to improve inventory turns and generate targeted operating cash flow projections, we may not satisfy market expectations which could negatively affect our stock price.

Our financial statements in 2006 include significant material expenses related to the adoption of SFAS 123(R). These expenses may fluctuate greatly in the future due to a number of estimates and assumptions used in the pricing model.

On January 1, 2006, we adopted SFAS No. 123(R), which requires us to recognize share-based compensation expense in our financial statements based on the fair value determined for our stock option grants and employee stock purchase plan. Previously we applied SFAS No. 123, which allowed us to apply the provisions of APB No. 25 and provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for stock-based payments as if the expense had been recognized. We have elected to apply the modified prospective approach in our adoption of SFAS No. 123(R) and thus have not restated our prior results to include stock-based payment expense. We use the Black-Scholes model for the stock-based payment expense calculation to determine their fair value, which includes a number of estimates including the expected lives of the options, the volatility of the prices of our common stock on the NASDAQ Global Select Market and interest rates. A significant change in any of these estimates, or in our option pricing model, could have a material impact on our financial statements. In addition, although we have provided supplemental data to assist investors in comparing our results after January 1, 2006 with prior results, investors may not be able to assess improvements or declines in our operating results absent the impact of stock-based compensation expense, and our stock price may be adversely affected.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business and our stock price could suffer.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, as of December 31, 2006, we were required to perform an evaluation of our internal controls over financial reporting and have our independent auditor attest to our evaluation. At December 31, 2006, management and our auditors did not identify any material weaknesses over internal controls over financial reporting. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to regulatory investigations or sanctions, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

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

In addition, customers may be reluctant to rely on a smaller company like ours for critical components. We cannot be certain that additional systems manufacturers will design our products into their systems or that the companies that have utilized our products will continue to do so in the future. If our products fail to achieve market acceptance, our results of operations would suffer.

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

In 2006 we received approximately 10% of our revenues from the U.S. government or from prime contractors on U.S. government sponsored programs principally for military applications. These military programs with the U.S. government generally have long lead times such as the DARPA contract and F-22 Raptor and Joint Strike Fighter aircraft programs. They are also subject to delays or cancellation. Changes in military funding or the loss of a significant military program or contract would have a material adverse impact on our operating results. Further, spending on military contracts can vary significantly depending on funding from the U.S. government. We believe our government and military contracts in the recent past have been negatively impacted by the war in Iraq as the government allocated more funding to the war and less on new development and long-term programs, such as the ones in which we participate.

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

In the past we have experienced lower than expected manufacturing yields, which have delayed product shipments and negatively impacted our results of operations. We may experience similar difficulty in maintaining acceptable manufacturing yields in the future. Further, the transfer of production of a product to a different facility often requires the qualification of the facility by certain customers. There can be no certainty that such changes and transfers will be implemented on a cost-effective basis without delays or disruption in our production and without adversely affecting our results of operations. Further, offshore operations are subject to certain inherent risks, including delays in transportation, changes in governmental policies, tariffs, import/export regulations and fluctuations in currency exchange rates in addition to geographic limitations on management controls and reporting and there can be no assurance that the inherent risks of offshore operations will not adversely affect our future operating results. We also depend on certain vendors for components, equipment and services. We maintain stringent policies regarding qualification of these vendors. However, if these vendors’ processes vary in reliability or quality, they could negatively affect our products, and thereby, our results of operations.

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

A number of our employees and operations are located in countries other than the U.S. We also employ contractors in other countries to perform certain packaging and test operations for us. The laws and governance of these countries may differ substantially from that of the U.S. and may expose us to increased risks of adverse impacts on our operations and results of operations. These risks could include: loss of protection of proprietary technology, disruption of production processes, interruption of freight channels and delivery schedules, currency exposure, financial institution failure, government expropriation, labor shortages, political unrest, local tax laws and fraud. For example, our operating facility in Costa Rica presents risks of disruption such as government intervention, currency fluctuations, labor disputes, limited supplies of labor, power interruption, civil unrest, or war. Any such disruptions could have a material adverse effect on our business, results of operations and financial condition.

Some of our manufacturing facilities are located in areas prone to natural disasters.

We have a SAW manufacturing and assembly facility located in Apopka, Florida and an assembly facility for SAW products in San Jose, Costa Rica. Hurricanes, tropical storms, flooding, tornadoes, and other natural disasters are common events for Florida and Central America that could affect our operations in these areas. Other natural disasters such as earthquakes, volcanic eruptions, tornadoes and flooding could also affect our facilities in Oregon and Texas. Any disruptions from these or other natural disasters would have a material adverse impact on our operations and financial results. The following table indicates the approximate exposure we believe we have with respect to natural disasters:

	Type of Disaster	Approximate Percent of Total*
Location		Fixed Assets	Revenues
Apopka, Florida	H	15%	25%
Bend, Oregon	E, V	0%	0%
Dallas, Texas	H	45%	25%
Hillsboro, Oregon	E, V	30%	50%
San Jose, Costa Rica	E, V, H	10%	25%

E—	Earthquake/mudslide
V—	Volcanic eruption
H—	Hurricane and/or tornado and flooding
*	Figures are based on revenues for the year ended December 31, 2006 or net fixed assets as of December 31, 2006. Additionally, the sum may be greater than 100% due to shared risks between locations.

We may have exposure to income tax rate fluctuations as well as to additional tax liabilities, which would affect our financial position.

As a corporation with operations both in the United States and abroad, we are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision. Our effective tax rate is subject to fluctuations as the income tax rates for each year are a function of the following factors, among others:

•	the effects of a mix of profits or losses earned by us and our subsidiaries in numerous foreign tax jurisdictions with a broad range of income tax rates;

•	our ability to utilize recorded deferred tax assets;

•	changes in contingencies related to taxes, interest or penalties resulting from internal, accounting firm and governmental tax reviews and audits;

•	tax holidays; and

•	changes in tax laws or the interpretation of such laws, specifically transfer pricing, permanent establishment and other intercompany transactions.

Changes in the mix of these items and other items may cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our financial position.

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

A widespread outbreak of an infectious disease or illness such as avian influenza could adversely affect our operations as well as demand from our customers. A number of countries in the Asia/Pacific region have experienced outbreaks of different infectious diseases and illnesses in the past. Many of our customers operate facilities in these areas and some of our assembly and test subcontractors are located in these regions. As a result of widespread outbreaks, our operations could be severely affected through reduced demand from customers. Further, employees of our customers’ and subcontractors’ could become ill, or be quarantined, and they could suspend operations.

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

We currently use subcontractors for the majority of our integrated circuit and module assemblies, as well as final product testing. Approximately 60% of our revenues are derived from components in which we utilize subcontractors for some portion of the production process. We expect this percentage to grow as module products become a larger portion of our product revenues. There are certain risks associated with dependence on third party providers, such as minimal control over delivery scheduling, adequate capacity during demand peaks, warranty issues and protection of intellectual property. Additionally, if these subcontractors are unable to meet our needs, it could prevent or delay production shipments that could negatively affect our results of operations and our customer relationships. If we were to change any of our subcontractors, we would be required to re-qualify each new subcontractor, which could also prevent or delay product shipments that could negatively affect our results of operations. In addition, our reliance on these subcontractors may negatively affect our production if the services vary in reliability or quality. If we are unable to obtain timely service of acceptable quality or if the prices increase, our results of operations could be harmed.

If our products fail to perform or meet customer requirements, we could incur significant additional costs.

The fabrication of integrated circuits and SAW/BAW filters from substrate materials and the modules containing these components is a highly complex and precise process. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to rework or replace the products. Our products may contain undetected defects or failures that only become evident after we commence volume shipments, which we may experience from time to time. Other defects or failures may also occur in the future. If such failures or defects occur, we could:

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

Environmental regulations such as the WEEE and RoHS directives may require us to redesign our products and to develop compliance administration systems.

Various countries have begun to require companies selling a broad range of electrical equipment to conform to regulations such as the WEEE and RoHS directives and we expect additional countries and locations to adopt similar regulations in the future. New environmental standards such as these could require us to redesign our products in order to comply with the standards, and require the development of compliance administration systems. We have already invested significant resources into developing compliance tracking systems, and further investments may be required. Additionally, we may incur significant costs to redesign our products and to develop compliance administration systems; however alternative designs may have an adverse effect on our gross profit margin. If we cannot develop compliant products timely or properly administer our compliance programs, our revenues may also decline due to lower sales, which would adversely affect our operating results.

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

We have substantial indebtedness at December 31, 2006 and could incur additional debt in the future.

At December 31, 2006, we had $218.8 million of indebtedness remaining in the form of our convertible subordinated notes. The notes were due on March 1, 2007 and at that time we paid the balance of the debt and accrued interest from our cash reserves. We may incur additional debt in the future, which could be at substantially different terms. Further, there can be no assurance that we will be able obtain debt, or to meet debt service obligations once debt is obtained.

The use of approximately $223.1 million to retire our convertible subordinated notes substantially reduced our cash, cash equivalents and marketable securities which were $373.2 million as of December 31, 2006. If we do not have adequate amounts of cash, cash equivalents and marketable securities to fund our working capital needs we may be required to obtain debt or sell additional common stock to expand our business or to satisfy short-term cash needs.

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

Competition from existing or potential competitors may increase due to a number of factors including, but not limited to, the following:

•	offering of new or emerging technologies in integrated circuit design using alternative materials;

•	offering of new or emerging technologies such as digital filtering direct conversion as alternatives to SAW filters;

•	mergers and acquisitions of our customers with our competitors or other entities;

•	longer operating histories and presence in key markets;

•	development of strategic relationships between, or mergers of, our competitors;

•	ability to obtain raw materials at lower costs due to larger purchasing volumes or other advantageous supply relationships;

•	access to a wider customer base; and

•	access to greater financial, technical, manufacturing and marketing resources.

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

If we fail to integrate any future acquisitions or if we unsuccessfully invest in privately held companies, our business will be harmed.

We face risks from any future acquisitions or investments, including the following:

•	we may fail to merge and coordinate the operations and personnel of newly acquired companies with our existing business;

•	we may fail to retain the key employees required to make the operation successful;

•	additional complexity may affect our flexibility and ability to respond quickly to market and management issues;

•	we may experience difficulties integrating our financial and operating systems and maintaining effective internal controls over financial reporting;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and risk management;

•	our ongoing business may be disrupted or receive insufficient management attention;

•	we may not cost-effectively and rapidly incorporate the technologies we acquire;

•	we may not be able to cost-effectively develop commercial products using the newly acquired technology;

•	we may not be able to recognize the cost savings or other financial benefits we anticipated;

•	we may not be able to retain the existing customers of newly acquired operations;

•	existing customers of the acquired operations may demand significant price reductions or other detrimental term changes as a result of the change in ownership;

•	our corporate culture may clash with that of the acquired businesses; and

•	we may incur unknown liabilities associated with acquired businesses.

We face risks from equity investments in privately held companies, such as:

•	we may not realize the expected benefits associated with the investment resulting in a partial or total write-off of this investment;

•	additional rounds of funding may substantially dilute our position if we do not participate in the subsequent funding;

•	we may need to provide additional funding to support the privately held company; or

•	if the value of the equity investment decreases, we may realize losses on our holdings.

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

The U.S. economy and the demand for our products improved 2006, which led to increased production volumes and a higher absorption of fixed costs and operating expenses for our company. In addition, this economic recovery has led to increases in the salaries of our technical, sales and administrative personnel. As we try to remain competitive and retain our employees and increase salaries, these increases may outpace our productivity gains and result in our expenses growing at a rate that exceeds our revenue growth rate, which could have an adverse effect on our financial results.

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

The integrated circuit, SAW and BAW device industries are characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. If it is necessary or desirable, we may seek licenses under such patents or other intellectual property rights. However, we cannot be certain that licenses will be offered or that we would find the terms of licenses that are offered acceptable or commercially reasonable. Our failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products. For example, in 2006, we received notice that a claim alleging patent infringement had been filed against us by StratEdge. Although we deny any wrongdoing, we paid substantial legal fees in defending ourselves. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by or against us could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination. In the event of an adverse result in any litigation, we could be required to:

•	pay substantial damages;

•	indemnify our customers;

•	stop the manufacture, use and sale of the infringing products;

•	expend significant resources to develop non-infringing technology;

•	discontinue the use of certain processes; or

•	purchase licenses to the technology and/or pay royalties.

We may be unsuccessful in developing non-infringing products or negotiating licenses upon reasonable terms, as the case may be. These problems might not be resolved in time to avoid harming our results of operations. Further, if any third party makes a successful claim against our customers or us and a license is not made available to us on commercially reasonable terms, our business could be harmed.

Our ability to accurately predict revenues and inventory needs could deteriorate if we generate additional sales through inventory hubbing distribution facilities.

Several of our larger customers have requested that we send our products to independent warehouses known as inventory hubbing distribution facilities to assist them with their inventory control. We do not recognize revenues from these hubbing arrangements until the customer takes delivery of the inventory and title of the goods passes to the customer. As a result, increased shipments to these facilities make it more difficult for us to predict short-term revenues and inventory consumption as customers can take delivery of the products with little or no lead-time. In addition, stocking requirements at hubbing facilities tends to reduce inventory turns, increases working capital requirements and increases the possibility of excess, obsolete and inventory loss issues.

Our business may suffer due to risks associated with international sales.

Our sales outside of the U.S. during 2006, 2005 and 2004 were approximately 60%, 68% and 58%, respectively. As a result of having a significant amount of sales outside of the U.S., we face inherent risks from these sales, including:

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

In addition, due to the technological advantages provided by GaAs integrated circuits in many military applications, the Office of Export Administration of the U.S. Department of Commerce must license all of our sales outside of the U.S. We are also required to obtain licenses from that agency for sales of our SAW products to customers in certain countries. If we fail to obtain these licenses or experience delays in obtaining these licenses in the future, our results of operations could be harmed. Also, because a majority of our foreign sales are denominated in U.S. dollars, increases in the value of the dollar would increase the price in local currencies of our products and make our products less price competitive.

We may be subject to a securities class action suit if our stock price falls.

Following periods of volatility in the market price of a company’s stock, some stockholders may file securities class action litigation. For example, in 1994, a stockholder class action lawsuit was filed against us, our underwriters and some of our officers, directors and investors, which alleged that we, our underwriters and certain of our officers, directors and investors intentionally misled the investing public regarding our financial prospects. We settled the action and recorded a special charge of $1.4 million associated with the settlement of this lawsuit and related legal expenses, net of accruals, in 1998. Additionally, in 2003, a class action complaint was purportedly filed on behalf of purchasers of the stock of Sawtek, Inc., our wholly owned subsidiary between January 2000 and May 24, 2001, against Sawtek and former officers of Sawtek and the Company. Although the claim was dismissed with prejudice in October 2005, our management spent time defending the claims and we incurred legal fees to defend ourselves. Future claims, if any, could harm our operating results, and we may incur significant legal fees defending these claims. Further, defending these claims distracts our management from running our business.

Our stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $6.07 to a low of approximately $3.70 during the 52 weeks ended December 31, 2006. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly. Further, high stock price volatility could result in higher stock-based compensation expense charges.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.	Properties

Location	Purpose	Approximate Building Size in Square Feet	Approximate Land in Acres	Leased or Owned
Hillsboro, Oregon	Headquarters, administration, test, technical, wafer fabrication and engineering	254,000	50	Owned
Richardson, Texas	Wafer fabrication, engineering, administration, test and technical	540,000	38	Owned
Apopka, Florida	Wafer fabrication, engineering, administration, test and technical	92,100	16	Owned
San Jose, Costa Rica	Test and assembly	61,300	2	Owned
Bend, Oregon	Wafer fabrication, engineering, administration, test and technical	14,100	—	Leased
Munich, Germany	Engineering and marketing	21,054	—	Leased
Taipei, Taiwan	Engineering and marketing	11,000	—	Leased
Lowell, Massachusetts	Sublet	9,141	—	Leased
Seoul, Korea	Engineering and marketing	6,680	—	Leased
Chelmsford, Massachusetts	Engineering	14,100	—	Leased
High Point, North Carolina	Engineering	7,241	—	Leased
Various field offices each less than 1,000 sq ft

We believe these properties are suitable for our current operations. Our Texas facility is currently running significantly below capacity, however we are planning to locate our high-volume BAW fabrication at this location in the near future.

Item 3.	Legal Proceedings

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

On February 28, 2007, a purported derivative action (case no. CV 07-0299) was filed on behalf of our stockholders in the United States District Court for the Central District of Oregon against us and certain of our officers and directors. The plaintiffs allege that we and the individual defendants violated federal and state securities laws, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, and gross mismanagement, and were unjustly enriched by improperly backdating stock options, resulting in false or misleading disclosures regarding TriQuint’s business and financial condition. The plaintiffs also allege that TriQuint failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in TriQuint’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees.

In October 2006, the Oregonian, a Portland, Oregon newspaper, ran an article regarding the potential backdating of option grants by TriQuint and other Portland, Oregon based companies. Subsequently in October 2006, we received an informal request for information from the staff of the San Francisco district office of the Securities and Exchange Commission regarding our option granting practices. We were also contacted by the Office of the U.S. Attorney for the District of Oregon in November 2006, and were asked to produce documents relating to our option granting practices on a voluntary basis. We are cooperating with these informal inquiries.

Prior to the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2006, we conducted an extensive review of our option grant practices. Our management concluded that no backdating had occurred with respect to our option grants and that our prior disclosures regarding our option grants were not incorrect. We completed the filing of our Form 10-Q on November 9, 2006 and remain current in our reporting under the Securities Exchange Act of 1934, as amended.

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

Our common stock is listed on the NASDAQ Global Select Market under the symbol “TQNT”. As of February 26, 2007, there were 138,590,238 shares of common stock outstanding held by approximately 500 stockholders of record. Many stockholders hold their shares in street name. We believe that there are more than 50,000 beneficial owners of our common stock. The following table sets forth the high and low price per share of our common stock for the periods indicated as reported on the NASDAQ Global Select Market:

	Years Ended December 31,
	2006		2005
Period	High	Low	High	Low
First Quarter	$5.12	$4.30	$4.50	$3.21
Second Quarter	$6.07	$3.91	$3.59	$2.88
Third Quarter	$5.48	$3.70	$4.01	$3.26
Fourth Quarter	$5.45	$4.24	$5.10	$3.50

We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and other such factors as our Board of Directors deem relevant. The closing price of our common stock on the NASDAQ Global Select Market on December 31, 2006 was $4.50 per share.

The information required by this item regarding equity compensation plans is incorporated by reference under the section entitled Equity Compensation Plan Information contained in our Proxy Statement for our 2007 Annual Meeting of Stockholders.

Issuer Purchase of Equity Securities

In December 2005, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of the Company’s common stock beginning after our December 31, 2005 earnings release in the first quarter of 2006. During 2006, we repurchased 5,271,442 shares of our stock at an average cost per share of $4.74, completing the $25.0 million authorization. All repurchased shares were retired upon purchase and the repurchase program has not been renewed. The following schedule summarizes the purchases we made of our common stock during the three months ended December 31, 2006 (in thousands, except per share data):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
October 1, 2006—October 31, 2006	450	$5.14	450	$—
November 1, 2006—November 30, 2006	—	—	—	—
December 1, 2006—December 31, 2006	—	—	—	—

Total	450	$5.14	450	$—

Stock Price Performance Graph

The following stock performance graph compares the performance of TriQuint’s common stock to the NASDAQ U.S. Index and to our peer group index, SIC Code 3674—Semiconductors and Related Devices. The returns of each member assume that the initial value of the investments was $100 at the close of business on December 31, 2001, and that all dividends were reinvested. Performance for each member is provided as of the close of business on the last day of the last five calendar years.

	2001	2002	2003	2004	2005	2006
TriQuint Semiconductor, Inc.	100.00	34.58	57.67	36.30	36.30	36.71
NASDAQ U.S. Index	100.00	68.76	103.68	113.68	115.57	128.38
Peer Group	100.00	47.48	88.83	72.47	78.06	78.92

*	No cash dividends have been declared or paid on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns. The peer group index used, SIC Code 3674—Semiconductors and Related Devices, utilizes the same methods of presentation and assumptions for the total return calculation as our company and the NASDAQ U.S. Index. All companies in the peer group index are weighted in accordance with their market capitalizations.

Item 6.	Selected Financial Data

The following statements of operations data and balance sheet data for the five years ended December 31, 2006 were derived from our audited consolidated financial statements. Audited consolidated balance sheets at December 31, 2006 and 2005 and the related audited consolidated statements of operations and of cash flows for each of the three years in the period ended December 31, 2006 and notes thereto appear elsewhere in this Annual Report on Form 10-K. Audited consolidated balance sheets at December 31, 2004, 2003 and 2002 and the related audited consolidated statements of operations and of cash flows for the years ended December 31, 2003 and 2002 are not included elsewhere in this Annual Report on Form 10-K.

This data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share data)	Years Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenues	$401,793	$294,787	$312,971	$275,820	$267,313
Cost of goods sold	277,860	210,446	213,416	188,162	177,418

Gross profit	123,933	84,341	99,555	87,658	89,895
Research, development and engineering	50,283	46,706	47,746	51,272	59,613
Selling, general and administrative	55,223	46,565	40,523	37,542	36,602
In-process research and development	—	—	—	—	8,575
Reduction in workforce	—	341	429	1,763	1,011
Impairment of long-lived assets and goodwill	—	31	710	—	94,740
Gain on disposal of equipment	(527)	(505)	(13)	—	—
Acquisition related charges	63	1,654	—	—	—
Lease termination costs	—	—	—	41,962	—

Income (loss) from operations	18,891	(10,451)	10,160	(44,881)	(110,646)

Interest and other income (expense), net	5,736	1,595	(3,604)	(5,874)	(815)
Foreign currency (loss) gain	(90)	4	2,125	(205)	(37)
Impairment charge—investments in other companies	—	(155)	(1,189)	(2,387)	(23,778)
Gain on recovery of previously impaired investment	142	954	—	8,450	—
Gain on retirement of debt	—	114	539	—	6,009
Other, net	(132)	163	187	(188)	4,948

Income (loss) from continuing operations before income tax	24,547	(7,776)	8,218	(45,085)	(124,319)
Income tax expense (benefit)	2,796	(3,573)	397	(1,694)	34,241

Income (loss) from continuing operations	21,751	(4,203)	7,821	(43,391)	(158,560)
Income (loss) from discontinued operations	—	8,183	(36,875)	(29,587)	—

Net income (loss)	$21,751	$3,980	$(29,054)	$(72,978)	$(158,560)

Earnings (loss) per common share data:
Basic—
Net income (loss) from continuing operations	$0.16	$(0.03)	$0.06	$(0.32)	$(1.20)
Net income (loss) from discontinued operations	0.00	0.06	(0.27)	(0.22)	—

Net income (loss) Basic	$0.16	$0.03	$(0.21)	$(0.54)	$(1.20)

Diluted—
Net income (loss) from continuing operations	$0.15	$(0.03)	$0.06	$(0.32)	$(1.20)
Net income (loss) from discontinued operations	0.00	0.06	(0.27)	(0.22)	—

Net income (loss) Diluted	$0.15	$0.03	$(0.21)	$(0.54)	$(1.20)

(In thousands)	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$373,232	$406,722	$388,052	$401,206	$467,040
Accounts receivable, net	$64,688	$51,286	$35,654	$35,499	$34,977
Inventories, net	$84,879	$49,384	$49,619	$52,886	$36,283
Total assets	$754,415	$728,741	$722,400	$792,800	$840,666
Working capital	$255,550	$358,060	$271,018	$375,191	$371,636
Long-term liabilities	$4,741	$221,730	$226,150	$270,519	$269,836
Total stockholders’ equity	$467,447	$450,610	$441,387	$460,121	$525,672

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the “Important Notice to Investors” that appear elsewhere in this report.

Overview

We are a supplier of high performance modules, components and foundry services for communications applications. Our focus is on the specialized expertise, materials and know-how of RF and other high and intermediate frequency applications. We enjoy diversity in our markets, applications, products, technology and customer base. Our products are designed on various wafer substrates including compound semiconductor materials such as GaAs and piezoelectric crystals such as LiTaO3. We use a variety of process technologies using GaAs substrates including HBT and pHEMT. Using various other substrates we also manufacture SAW and BAW products. Using these materials and our proprietary technology, we believe our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, higher power and power-added efficiency, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. We believe that these advantages our products offer can be a tremendous benefit to our customers, which include major communication companies worldwide.

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions to applications in the wireless handset, broadband, base station and military markets. Our mission is, “Connecting the Digital World to the Global Network™,” and we accomplish this through a diversified product portfolio within the communications and military industries. In the wireless handset market, we provide high performance devices such as RF filters, duplexers, receivers, small signal components, power amplifiers, switches and passive components. We have also developed integrated RF modules with the goal of maximizing content and minimizing stacked margins, by offering complete module solutions with almost all subcomponents sourced from our own technologies and manufacturing facilities. In broadband communications and wireless base station markets, we are a supplier of both active GaAs and passive SAW components. We provide the military market with phased-array radar antenna components and in 2005 were chosen to be the prime contractor on a DARPA contract to develop high power wide band amplifiers in GaN, a next generation GaAs-derived technology. In 2006, we obtained additional funding from the Office of Naval Research to improve manufacturing methods of producing high-power, high-voltage S-band GaAs amplifiers.

The semiconductor industry in general was subject to slumping demand and excess capacity from 2001 through 2004; however, demand began to grow in 2005 and remained strong through 2006. Wafer and semiconductor manufacturing facilities require a very high level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can create a material adverse impact on operating results. In 2005 we began to increase the utilization at our facilities and were able to maintain higher utilization rates through 2006. However, we experienced higher than expected yield loss in 2006, primarily due to the qualification of alternative supply sources and planned changes in our product flow to enable growth in future quarters, both of which had a negative impact on our gross margins for the year. Nevertheless, our results in 2006 represented a significant improvement as compared to 2005 and our fourth quarter results for 2006 represented the seventh consecutive quarter of revenue growth. We believe our growth in 2006 demonstrates our continued success towards our long-term goals of innovation, profitable growth and share gains in our target markets.

The wireless handset market specifically had tremendous strength in 2006, continuing a trend that began in 2003. We believe the drivers for continued growth in the handset market remain strong as users in developed countries are looking for new features such as digital cameras, video recorders, music players, GPS, Bluetooth, internet access, mobile television and other video standards, leading to high handset replacement rates. This transition to more sophisticated handsets increases the RF content in each device, increasing our addressable market. Further, China, India and other emerging countries with improving economies are growing the consumer market by introducing a new customer base. In the past however, during times of growing demand we have also experienced significant selling price pressure on some of our highest volume products. The current demand need for increased RF content required for the higher data rates and increased functionality of new handset devices, has allowed average selling prices to stabilize. However this stabilization may not continue. In addition, the areas of growth from the emerging countries may be driven by less advanced handsets that do not require the performance and size advantages our products offer.

The continued deployment of cellular systems in Asia and other emerging markets such as India have driven GSM base station transceiver volumes to new record levels. However, softness in the CDMA infrastructure market coupled with slower than expected demand in WCDMA have resulted in a flat market for products targeting the traditional cellular base station market. We expect continued benefit in sales of our point-to-point radio products, largely resulting from build outs in developing countries and those areas of the world where wireless backhaul systems are prevalent.

Our broadband market includes products that support the transfer of data at high rates across wireless or wired networks. Our products for this market include those related to Bluetooth, wireless LANs, WiFi, WiMAX, WiBro, CATV, microwave radio, cordless telephones, automotive and optical communications. We also report our multi-market standard products in the broadband category. Our strength in this market in 2006 was driven by our products for cordless phones, optical networks and other standard products. We continue to work on developing lower cost products for our customers however, this may result in flat to lower revenues for an increased number of units.

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

Our most critical accounting estimates include revenue recognition; the valuation of inventory, which impacts gross margin; assessment of recoverability of long-lived assets, which primarily impacts operating expense when we impair assets or accelerate depreciation; valuation of investments in privately held companies, which impacts net income when we record impairments; deferred income tax assets and liabilities, which impacts our tax provision; and stock-based compensation which may impact inventory, cost of goods sold and operating expenses. We also have other policies that we consider to be key accounting policies, such as our policies for the valuation of accounts receivable, reserves for sales returns and allowances, and reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

Recognition of Revenues

We derive revenues primarily from the sale of standard and customer-specific products and foundry services in the wireless handset, broadband, base station and military markets. We also receive revenues from non-recurring engineering fees and cost-plus contracts for research and development work, which collectively have been less than 5% of consolidated revenues for any period. Our markets during 2006, 2005, and 2004 included wireless handsets, base stations, military, broadband and other standard products. Our distribution channels include our direct sales staff, manufacturers’ representatives and two independent distributors. Sales of our products are generally made through either our sales force and independent manufacturers’ representatives or through our distributors. The majority of our shipments are made directly to our customers, with shipments to our buy/sell representatives and our distribution network accounting for less than 15% of total revenues during 2006, 2005 and 2004. Revenues from the sale of standard and customer-specific products are recognized when title to the products pass to the buyer.

As more of our customers utilize inventory hubbing distribution facilities, our visibility on when the customer takes title to the products becomes more difficult for us to determine. We receive periodic reports from these inventory hubs and recognize revenue when the customers acknowledge they have pulled inventory from our hub, the point at which title to the goods pass to the customer. Although we have the right to audit the inventory held at these inventory hub locations, we cannot practically do so on a frequent basis and must rely on the reports we receive.

Revenues from foundry services and non-recurring engineering fees are recorded when the service is completed or upon certain milestones as provided for in the agreements. Revenues from cost plus contracts are recognized in a manner so that the fees will reasonably reflect assured realization as the work is completed.

Revenues from our distributors are recognized when the product is sold to the distributors. Our distributor agreements provides for selling prices that are fixed at the date of sale, although we occasionally offer price protections, which are specific, of a fixed duration and for which we reserve. Further, the distributors are obligated to pay the amount and the price or payment obligation is not contingent on reselling the product; the distributors take title to the product and bear substantially all of the risks of ownership; the distributors have economic substance; we have no significant obligations for future performance to bring about resale; and the amount of future returns can be reasonably estimated. Sales to our distributors were less than 5% of our total revenues for 2006, 2005 and 2004.

We allow our distributors to return products for warranty reasons; and stock rotation rights, within certain limitations, and we reserve for such instances. Customers can only return products for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

Inventories

We state our inventories at the lower of cost or market. We use a combination of standard cost and moving average cost methodologies to determine the cost basis for our inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to stating our inventory at a lower of cost or market valuation, we also evaluate it each period for excess quantities and obsolescence. This evaluation, based on historical experience and our judgment of economic conditions, includes identifying those parts specifically identified as obsolete and reserving for them, analyzing forecasted demand versus quantities on hand and reserving for the excess, and identifying and recording other specific reserves. If future demand or market conditions are less favorable than our projections and we fail to reduce manufacturing output accordingly, additional inventory reserves may be required and would have a negative impact on our gross margin in the period the adjustment is made.

Long-Lived Assets

We evaluate long-lived assets for impairment of their carrying values when events or circumstances indicate that the carrying values may not be recoverable. Factors we consider in deciding when to perform an impairment review include significant negative industry or economic trends, significant changes or planned changes in our use of the assets, plant closure or production line discontinuance, technological obsolescence, or other changes in circumstances which indicate the carrying value of the assets may not be recoverable. If such an event occurs, we evaluate whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying values. If this is the case, we recognize an impairment loss to the extent that carrying values exceeds fair value. Fair value is determined based on market prices or discounted cash flow analysis, depending on the nature of the assets. Any estimate of future cash flows is inherently uncertain. The factors we take into consideration in making estimates of future cash flows include product life cycles, pricing trends, future capital needs, cost trends, product development costs, competitive factors and technology trends as they each affect cash inflows and outflows. Technology markets are highly cyclical and are characterized by rapid shifts in demand that are difficult to predict in terms of direction and severity. If an asset is written down to fair value, that value becomes the asset’s new carrying value and is depreciated over the remaining useful life of the asset.

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

During 2005, we reduced the value of three investments by a total of $0.2 million, net. Additionally during 2005, we sold $1.9 million of assets received from the liquidation of an investment we held in another privately held company including $1.0 million of intellectual property received from the liquidation. The intellectual property was held at a zero book value and we recorded a gain for the entire amount of proceeds received. The remaining assets received from the liquidation of the investment resulted in a gain of less than $0.1 million. During 2006, a previously impaired investment was purchased by another company and our holdings in the investment were liquidated. As a result, we recorded a recovery on the impairment of this investment of $0.1 million.

As of December 31, 2006 and 2005, our total investment in privately held companies, including our note receivable from CyOptics, was $7.8 million.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions in which we operate. A significant amount of management judgment is involved in preparing our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of December 31, 2006, we were not currently under audit by the U.S. income taxing authorities. We concluded federal income tax audits for the U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. A 2001 to 2003 German tax audit of our subsidiary, TriQuint Semiconductor GmbH, was completed during the third quarter of 2005. No significant adjustments were required as a result of the resolution of the audit. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate estimated liability has been established for potential exposures.

Our provision for income taxes as of and for the years ended December 31, 2006 and 2005 were as follows (in thousands):

	Years Ended December 31,
	2006	2005
Provision for income taxes	$2,796	$1,243
Provision for income taxes as a percentage of revenues	0.7%	0.4%

The provision for income taxes for 2006 and 2005 mainly consist of foreign tax liabilities in Costa Rica and Germany of $2.7 million and $1.6 million, respectively. No provision has been made for the U.S, state or additional foreign income taxes related to approximately $42.1 million of undistributed earnings of foreign subsidiaries which have been, or are, intended to be permanently reinvested. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

During 2006, the carrying value of our net deferred tax assets decreased by $6.6 million, primarily due to the utilization of the net operating loss against U.S. federal taxable income. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recognized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. We record the valuation allowance to reduce deferred tax assets when it is “more likely than not” that some portion or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance and evaluate the need for a valuation allowance on a regular basis.

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

Stock-Based Compensation

On January 1 2006, we adopted SFAS No. 123(R), Share-Based Payment, and included stock-based compensation costs in our financial statements. Prior to adoption of SFAS 123(R), we accounted for compensation cost related to employee stock options and other forms of employee stock-based compensation plans, other than our Sawtek employee stock ownership plan, in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, we applied Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, which allowed entities to continue to apply the provision of APB No. 25 and provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. These methods of accounting for stock-based compensation involve a number of estimates about the expected lives of stock options, interest rates, stock volatility, and other assumptions as well as the selection of a valuation model. We have elected to use the Black-Scholes option valuation model to value our options and employee stock purchase plan issuances. A change in any of the assumptions used in the model, or the selection of a different option pricing model, could have a material impact on our operations. For further discussion regarding the implementation of SFAS No. 123(R), see Note 2 of the Notes to Consolidated Financial Statements.

The table below summarizes the stock-based compensation expense for 2006, included in our consolidated statements of operations:

(in millions)	Year Ended December 30, 2006
Cost of goods sold	$2.9

Stock-based compensation expense included in cost of goods sold	2.9
Research, development and engineering	1.7
Selling, general and administrative	4.5

Stock-based compensation expense included in operating expenses	6.2

Total stock-based compensation expense included in income from operations	$9.1

The table below summarizes our pro forma financial results for 2005 and 2004, as if stock-based compensation had been recognized for these periods utilizing the provisions of SFAS No. 123. Disclosures for 2006 are not presented as the stock-based compensation expense was recognized in the consolidated financial statements in accordance with SFAS No. 123(R).

(in millions, except per share amounts)	Year Ended December 30, 2005	Year Ended December 30, 2004
Net income (loss) as reported	$4.0	$(29.1)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax(1)	(19.3)	(37.0)

Pro forma net loss	$(15.3)	$(66.1)

Net income (loss) per share:
Basic and Diluted—as reported	$0.03	$(0.21)
Basic and Diluted—pro forma	$(0.11)	$(0.48)

(1)

On November 11, 2004, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of those employee stock options, excluding option grants to our Company’s board members and chief executive officer, with an option price equal to or greater than $9.00 per share. As a result, approximately 832,793 options with varying remaining vesting schedules were subject to the acceleration provision and became immediately exercisable. In addition, on November 10, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of those employee stock options, excluding option grants to our Company’s board members and chief executive officer, with an option price equal to or greater than $5.35 per share. As a result of this acceleration, approximately 2,041,587 options with varying remaining vesting schedules were subject to the acceleration provision and became immediately exercisable, subject to our insider trading policy. The accelerations were done as part of a comprehensive review of our entire benefits program. The decision to accelerate some of our options was made after review of our current stock price, the competitive standpoint for our Company from the options, the benefit of the options to the employees and the potential effects of SFAS No. 123(R). our stock price was $4.00 on November 11, 2004 and $4.59 on November 10, 2005, as reported on the NASDAQ Global Select Market. The total pro-forma stock-based employee compensation expense of $37.0 million for 2004 included approximately $4.2 million of expense resulting from the November 11, 2004 acceleration. The total pro-forma stock-based employee compensation expense of $19.3 million for 2005 included approximately $5.7 million of expense resulting from the November 10, 2005 acceleration.

Acquisitions and Divestitures

TFR Technologies, Inc.

On January 5, 2005, we successfully completed the acquisition of TFR, a manufacturer and developer of thin film resonator filters for communication applications using BAW technology. We believe that BAW technology is critical to developing higher frequency filters for next generation wireless communication products and is a natural complement to our SAW technology. On the acquisition date, we paid $2.9 million and paid an additional $2.3 million in January 2006. We are also obligated to pay royalties on revenues we recognize from sales of TFR technology based products over the four year period subsequent to the acquisition date, up to a maximum of $3.0 million. As of December, 31 2006, we had recognized $0.1 million of royalties on sales of TFR technology based products, which were recorded as additional goodwill. In addition to these costs, we incurred total employee retention charges of $1.7 million as a result of the acquisition, which we recognized during 2006 and 2005. In January 2006, we distributed $1.5 million of these benefits and in July 2006, distributed the remaining $0.2 million.

The TFR acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. Details of the purchase price are as follows:

(in millions)
Cash paid at closing	$2.9
Cash due within one year	2.3
Royalties	0.1
Acquisition costs	0.2

Total	$5.5

The purchase price was allocated to the assets and liabilities based upon fair values as follows:

(in millions)
Cash	$0.4
Accounts receivables and other assets	0.7
Inventory	0.4
Property, plant and equipment	0.7
Intangible assets	1.0
Goodwill(1)	2.8
Payables and other liabilities	(0.5)

Total	$5.5

(1)	Includes $0.1 million of royalty charges incurred subsequent to the acquisition date.

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

During the first quarter of 2005, we concluded that the optoelectronics operations we purchased were not going to meet the revenue projections we made when we initially acquired the operations from Agere. Significant reductions in average selling prices combined with reduced demand and valuation for new technologies in the optoelectronic market resulted in continued losses from these operations. As a result, we announced the sale of these operations on April 14, 2005 and entered into an agreement to sell our optoelectronics operations in Breinigsville, Pennsylvania and our optoelectronics subsidiary in Matamoros, Mexico to CyOptics. With the sale, we believe we will benefit from focusing our attention on our growing wireless handset, base station, military and broadband markets and build upon our successful portfolio of GaAs semiconductor and filter products. The transaction allowed us to exit our optoelectronics operations that manufactured InP optical components; however, we will continue to manufacture and sell GaAs based semiconductor products for optoelectronics equipment market produced and originally developed at our Oregon and Texas facilities. Revenues from GaAs products for optical systems accounted for less than 5% our revenues in 2005 and 2004, respectively. The sale, completed on April 29, 2005, was an asset sale including the products, manufacturing equipment, inventory, the Mexican entity, related intellectual property rights and other assets that constitute the operations that manufacture InP optical chips and components for the optical networking market. CyOptics paid us the following consideration: $13.5 million cash at closing, $4.5 million of CyOptics’ preferred stock and a promissory note in the amount of approximately $5.6 million, which was recorded net of a $2.3 million discount to record the note at current market rates. CyOptics also assumed certain liabilities associated with the optoelectronics operations, such as warranty obligations to customers.

Separately, on March 7, 2005, TriQuint Optoelectronics, a wholly owned subsidiary, entered into a purchase and sale agreement to sell the land and building and related facilities occupied by our optoelectronics operations in Breinigsville, Pennsylvania. On July 13, 2005, we completed the sale to Hamilton TEK Partners, LP (“Hamilton”) for $9.3 million, less commissions, fees, and other costs to sell the facility. Pursuant to the agreement, we assigned to Hamilton our lease to CyOptics for approximately 90,000 square feet of the 849,000 square foot facility. The lease was executed on April 29, 2005 and was for a period of two years.

Our consolidated financial statements have been reclassified for all periods presented to reflect the Breinigsville, Pennsylvania and Matamoros, Mexico optoelectronics operations as discontinued operations.

Results of Operations

The following management discussion and analysis of operations addresses continuing operations only, unless otherwise noted. The table below sets forth the results of our operations expressed as a percentage of revenues. However, please note that these historical operating results are not necessarily indicative of the results for any future period.

	Years Ended December 31,
	2006	2005	2004
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	69.2%	71.4%	68.2%

Gross profit	30.8%	28.6%	31.8%
Operating expenses:
Research, development and engineering	12.5%	15.8%	15.3%
Selling, general and administrative	13.7%	15.8%	13.0%
Reduction in workforce	—	0.1%	0.1%
Impairment of long-lived assets	—	0.0%	0.2%
(Gain) loss on disposal of equipment	(0.1)%	(0.2)%	0.0%
Acquisition related charges	0.0%	0.6%	—

Total operating expenses	26.1%	32.1%	28.6%

Gain (loss) from operations	4.7%	(3.5)%	3.2%

Other income (expense):
Interest income	3.9%	3.9%	2.3%
Interest expense	(2.5)%	(3.3)%	(3.4)%
Foreign currency (loss) gain	(0.0)%	0.0%	0.7%
Impairment charge—investments of other companies	—	(0.1)%	(0.4)%
Gain on recovery of previously impaired investment	0.0%	0.3%	—
Gain on retirement of debt	—	0.0%	0.2%
Other, net	(0.0)%	0.1%	0.0%

Total other income (expenses), net	1.4%	0.9%	(0.6)%

Income (loss) from continuing operations, before income tax	6.1%	(2.6)%	2.6%
Income tax expense (benefit)	0.7%	(1.2)%	0.1%

Income (loss) from continuing operations	5.4%	(1.4)%	2.5%
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	2.8%	(11.8)%

Net income (loss)	5.4%	1.4%	(9.3)%

Years Ended December 31, 2006 and 2005

Revenues from Continuing Operations

Our revenues from continuing operations increased $107.0 million (36%) to $401.8 million in 2006, compared to $294.8 million in 2005. This increase was primarily due to significantly higher revenues in the wireless handset market, as our transmit module products gained traction with the handset manufacturers as their need for more advanced, integrated products expanded. Significant revenue growth was also seen in our broadband and other market, primarily from our LNAs and other products.

We began to see an increase in overall demand for our products in the second quarter of 2005 and it continued throughout 2006. During each of the quarters of 2006, our revenues increased with the fourth quarter of 2006 marking the seventh consecutive quarter of revenue growth. Our overall book-to-bill ratio for the quarter ended December 31, 2006 was 0.93 to 1 with our handset market posting the strongest ratio of over 1.0 to 1. The overall book-to-bill ratio for the fourth quarter of 2006 represented a decrease from our ratio for the quarter ended December 31, 2005, however the December 31, 2006 ratio represented a substantial increase in booking dollars.

Our revenues by end market for 2006 and 2005 are detailed below:

	Years Ended December 31,
	2006	2005
Revenues:
Wireless handsets	51%	43%
Broadband	22%	21%
Base station	15%	21%
Military	12%	15%

	100%	100%

Wireless Handsets

Our revenues from products for the wireless handset market increased approximately 64% in 2006, compared to 2005. The growth was from increases in revenues from our products from all wireless air interface standards, which we believe is reflected in an increase in our market share. Our GSM/GPRS products had the largest revenue dollar increase in 2006 as compared to 2005, increasing 83%, while our WCDMA products had the largest percentage increase in 2006 revenues as compared to 2005 revenues, increasing from less than $0.5 million in 2005 to over $15.0 million in 2006. Our CDMA products, which have historically been our largest revenue generator, also had strong gains during 2006, as revenues increased over 25%; as did our EDGE products which had a revenue increase of over 550% in 2006 as compared to 2005. As a percentage of our overall handset revenue in 2006, our CDMA revenue continued to be our largest contributor accounting for 48% of our revenue, as compared to 63% in 2005. GSM/GPRS revenue accounted for 40% of our revenue in 2006, up from 36% in 2005. Our WCDMA/EDGE revenue increased to 12% of our handset revenue in 2006, up from 1% in 2005.

The largest revenue drivers across all our standards for the handset market were our transmit and power amplifier modules, which experienced revenue increases of approximately 730% and 200%, respectively, in 2006 as compared to 2005. Revenues for these products increased as manufacturers are continuously looking for more integration in the products they purchase, and we believe our transmit and power amplifier modules address their needs nicely in a compact and cost effective manner. Overall, these two products accounted for nearly 50% of our handset revenue in 2006.

The total number of units shipped for our wireless handset products increased 52% in 2006 as compared to 2005. Although the products in our handset segment have lower average selling price, we have been increasing our average selling price by approximately 8% in 2006 as compared to 2005. In 2006, the increases in volume and average selling prices resulted in higher gross margins, which we hope continue to increase.

Broadband

Revenues from the broadband market and other products included in this segment, which include WLAN, satellite, cable and other standard products, increased 41% in 2006 as compared to 2005. The tremendous growth in this market was primarily due to strength from our dual low noise amplifier WLAN products, combined with our optical devices, cordless phone, GPS, broadband wireless application and other standard products. As a percentage of our total revenues, our broadband and other products accounted for 22% in 2006, as compared to 21% in 2005.

Base station

Revenues from the base station products, including point-to-point radios, increased approximately 3% in 2006 as compared to 2005. The increase was primarily driven primarily by an increase in revenues from our LNA products partially offset by a decrease in revenues from our base station IF filters. Our revenues from point-to-point radio products remained strong and accounted for approximately 40% of our revenues in 2006, down slightly from 43% in 2005. Our revenues from GSM/GPRS/EDGE base station products remained stable in 2006 as compared to 2005, and accounted for approximately 34% of our base station revenues in both periods. However, our CDMA and wideband CDMA base station product revenues declined approximately 30% in 2006 as compared to 2005 and accounted for less than 10% of the base station revenues in 2006. The decline for CDMA products was first evident in 2005 from build-out softness as EVDO build-outs in Korea, Japan and the U.S. were largely completed. The decline was further affected by the delay of 3G licensing in China which postponed both CDMA and WCDMA build-outs in that region.

Military

Revenues from our military-related products increased approximately 11% in 2006 as compared to 2005. This increase was primarily due to increases in revenues from our radar related products, such as our power amplifiers and other products, which increased 47% in 2006 as compared to 2005. In late 2006, we began to experience increased quoting activity and stronger demand for our passive products than we had seen in recent quarters. As a percentage of our total revenues, military-related products decreased to 12% in 2006, down from 15% in 2005. However, the absolute dollar value of our total revenues increased in this segment and we believe our DARPA and Office of Naval Research contracts will help drive our investment in research and development for fundamental technology leadership in this segment and beyond.

Domestic and International Revenues

Revenues from domestic customers were $160.6 million in 2006, compared to $95.6 million in 2005. Revenues from international customers were $241.2 million in 2006 compared to $199.2 million in 2005. Our revenues from international customers continued to grow due to the increasing demand for wireless phones and infrastructure products from Asia, India and other developing countries where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. Revenues from both China and Singapore were the only foreign countries which represented greater than 10% or more of total revenues in 2006, and totaled approximately $55.6 million and $43.7 million, respectively. In 2005, China was the only foreign country which represented 10% or more of revenues with approximately $67.4 million and in 2004, China and Korea were the only foreign countries which represented 10% or more of revenues with approximately $47.9 million and $37.7 million, respectively.

Revenues generated from our U.S. operations were $401.8 million in 2006 and $294.8 million in 2005, respectively. Revenues generated from our international operations were $17.5 million in 2006 and $23.6 million in 2005, respectively. Transfers between these operations were $17.5 million in 2006 and $23.6 million in 2005, respectively. Our U.S. operations accounted for $182.0 million of our long-lived assets in 2006 and $170.4 million in 2005. Our international operations accounted for $22.9 million of our long-lived assets in 2006 and $25.1 million in 2005.

Gross Profit

Gross profit is defined as revenues less cost of goods sold. Cost of goods sold includes direct material, labor, stock-based compensation, and overhead expenses and certain production costs related to non-recurring engineering revenues. In general, we derive a higher gross profit margin on lower volume products for the base station, broadband and military markets, such as point-to-point radios and satellite systems, whereas products for wireless handsets are higher volume, more price sensitive and generally lower margin products. In 2006, our gross profit margin as a percentage of revenues was 30.8% including $2.9 million of equity compensation charges resulting from the adoption of SFAS No. 123(R) on January 1, 2006. Excluding the impact of the equity compensation charges, our gross margin for 2006 improved to 31.6%, as compared to 28.6% in 2005. The increase in gross margin in 2006 was primarily the result of improved capacity utilization and shorter lead times, which produced a higher absorption of fixed overhead costs. The gross margin in 2006 was negatively impacted by planned changes in our product flow to enable future demand, qualification of alternative suppliers, the production of new products and other factors. These factors negatively affected our manufacturing yields in 2006, resulting in reduced margins. However, we are taking the corrective action required to improve our yields and expect improved results in 2007.

Research, development and engineering expenses

Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product research and development expenses. Our research, development and engineering expenses in 2006 increased $3.6 million (8%) to $50.3 million, as compared to $46.7 million in 2005. The 2006 expenses include stock-based compensation costs of $1.7 million resulting from the adoption of SFAS No. 123(R). Excluding the increase in expenses due to the adoption of the new accounting standard, our research, development and engineering increased $1.9 million in 2006 as compared to 2005, primarily due to increases in research and development material and supplies, outside services and compensation expense. As a percentage of revenues our research, development and engineering expenses in 2006 excluding equity compensation charges were 12.1%, compared to 15.8% in 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses include commissions, labor expenses for sales, marketing and administrative personnel, and other corporate administrative expenses. Selling, general and administrative expenses increased $8.6 million (19%) in 2006 to $55.2 million, as compared to $46.6 million in 2005. Our expense in 2006 included $4.5 million of stock-based compensation costs resulting from the adoption of SFAS No. 123(R). Excluding the increase from the adoption of SFAS No. 123(R), our selling, general and administrative expenses increased $4.1 million, primarily due to increased sales commissions as a result of our increased revenues, as well as increased marketing expenses, labor costs, depreciation, travel expenses, legal fees and insurance costs. However, as a percentage of revenues our selling, general and administrative expenses in 2006 decreased to 13.7% of revenues, including equity compensation costs. Our selling, general and administrative expenses, net of stock-based compensation, as a percentage of revenues were 12.5% in 2006, as compared to 15.8% in 2005. Our selling, general and administrative expenses for 2006 increased from those that we reported in our February 8, 2007 earnings release due to an accrual related to outstanding litigation.

Reduction in workforce

In 2005, we recorded a charge of $0.3 million associated with a reduction in force of approximately 130 employees assigned to our operations in Apopka, Florida and San Jose, Costa Rica. The charge was a result of our ongoing efforts to align costs and capacity with the reduced levels of production and revenues at these facilities. We had no similar charges in 2006.

Impairment of long-lived assets and goodwill

In 2005, we recorded impairments on long-lived assets of less than $0.1 million associated with the write down of certain fabrication equipment held for sale to its fair market value. There were no impairment charges in 2006.

Gain on disposal of equipment

In both 2005 and 2006, we recorded gains of $0.5 million on the disposal of equipment, primarily related to the sale of equipment at our Oregon facility. Gains are recorded based upon the disposal price, less the book value of the equipment.

Acquisition related charges

In 2005, we recorded $1.7 million of charges related to the anticipated TFR earn-out payment and retention bonuses, payable in 2006. The charges related to 2006 were $0.1 million and payments were made in the first and third quarters of 2006.

Interest income (expense), net

Net interest income increased $4.1 million in 2006 to a net interest income of $5.7 million, compared to $1.6 million in 2005. This change was attributable to higher interest rates earned on our short and long-term investments as interest rates on these investments rose in 2006 as compared to 2005. For example, in 2006 the average commercial paper interest rate was 5.10% compared to 3.42% in 2005. We repurchased $5.0 million of our subordinated debt in the second quarter of 2005 which reduced our interest expense in 2005 and 2006. In the first quarter of 2007, we utilized a large portion of our cash reserves to retire $218.8 million of subordinated notes, which we expect to affect our net interest income negatively going forward due to higher interest rates we are currently receiving on our investment portfolio as compared to the interest rate we are paying on our debt obligation.

(Recovery of impairment) impairment charge—Investment in other companies

In 2005, we reduced the value of three investments by a total of $0.2 million, net. The reductions in value were determined from analysis of the financial condition of the companies, which had deteriorated, or the reduction in our percentage ownership of the privately held companies in which we had invested. In 2006, a previously impaired investment was purchased by another company and our holding in the investment was liquidated. As a result, we recorded a recovery on the impairment of this investment of $0.1 million.

Gain on retirement of debt

In 2005, we recorded a gain on the retirement of debt resulting from our repurchase of $5.0 million principal amount of our convertible subordinated notes. The repurchases were made at the current market prices resulting in a gain of $0.1 million, net of the write off of associated capitalized bond issuance costs of less than $0.1 million. We had no repurchases of debt in 2006.

Gain on sale of intellectual property

In 2005, we recorded a gain of $1.0 million from the sale of intellectual property acquired from the liquidation of an investment in a privately held company. The intellectual property was held at a zero book value and we recorded a gain for the entire amount of proceeds received. We had no similar sales in 2006.

Income tax expense (benefit)

In 2006, we recorded an income tax expense from continuing operations of $2.8 million as compared to an income tax benefit from continuing operations of $3.6 million in 2005. The 2006 tax expense was primarily due to income taxes related to our Costa Rica operations. The tax benefit in 2005 was primarily due to the result of the reduction in the prior year valuation allowance caused by income generated from discontinued operations that, under SFAS No. 109 was allocated to continuing operations. This tax benefit was partially reduced by tax expenses from our foreign operations in Germany, Costa Rica, Sweden and Japan.

Income (loss) from discontinued operations

We recorded a net gain from discontinued operations of $8.2 million in 2005, which included a gain of $11.6 million from the disposal of the operations in the second quarter of 2005 and the sale of the facility in the third quarter of 2005, combined with gains on the sale of excess assets of the optoelectronics business of $4.1 million. These gains were partially offset by losses from the optoelectronic operations of approximately $2.7 million and the tax expense from the discontinued operations of $4.8 million. The results of the discontinued operations in 2005 reflected only four months of full operations as we completed the sale on April 29, 2005. There were no such events in 2006.

Years Ended December 31, 2005 and 2004

Revenues from Continuing Operations

Our revenues from continuing operations decreased $18.2 million (6%) to $294.8 million in 2005, compared to $313.0 million in 2004. This decrease was primarily due to significantly lower revenues in the wireless handset segment, as handset manufacturers continued to migrate towards direct conversion architecture and sales of our IF filter products declined. Declines were also seen in our broadband and military markets. However, our revenues in the fourth quarter of 2005 increased $17.6 million (26%) to $84.7 million, as compared to $67.0 million in the fourth quarter of 2004. Further, our fourth quarter of 2005 revenues increased $9.4 million (13%) as compared to the third quarter of 2005.

The demand for our products began to strengthen in the second quarter of 2005 and remained strong at year end. Our overall book-to-bill ratio for the quarter ended December 31, 2005 was 1.05 to 1 due primarily to strength in the broadband, military and other segments. The ratio at December 31, 2005 was a substantial increase from the 0.89 to 1 ratio for the quarter ended December 31, 2004. Our revenues by end market for 2005 and 2004 were as follows:

	Years Ended December 31,
	2005	2004
Revenues:
Wireless handsets	43%	44%
Broadband	21%	22%
Base station	21%	19%
Military	15%	15%

	100%	100%

Wireless Handsets

Our revenues from products for the wireless handset market decreased approximately 8% in 2005, compared to 2004. The decline in revenues was primarily due to a decline in our shipments of products for CDMA phones as a result of the impact of direct conversion architectures which reduces the demand for IF filters, LNAs and mixers. Shipments of IF filters declined approximately 82% in 2005 as compared to 2004, largely due to the use of direct conversion architecture in CDMA phones. Further, we experienced a decline in revenues of approximately 25% from our duplexer and receiver products in 2005 as compared to 2004. Other factors affecting the overall decline in handset revenues in 2005 as compared to 2004 included average selling price pressure on our duplexer products which experienced an average selling price decline of 34%. Offsetting these declines were year over year increases in revenues from our power amplifiers, power amplifier modules and transmit modules (67%), RF filters and front-end modules (15%) and switches (280%). Compared to the fourth quarter of 2004, our wireless handset revenues in the fourth quarter of 2005 increased approximately 47%. Further, as compared to the third quarter of 2005, our wireless handset revenues increased 26%.

Overall, our wireless revenues from GSM products increased from 20% of total revenues in 2004 to 37% in 2005. The increase was most prevalent in the fourth quarter of 2005 when our GSM products accounted for 48% of our wireless handset revenues, compared to 22% in the fourth quarter of 2004. Our largest growth GSM handset products came from integrated filter and PAM products. Specifically, our revenues from GSM integrated products, dominated by our quad-filter-bank-module, grew from approximately $7.3 million in 2004 to approximately $19.5 million in 2005 while our GSM PA and PAM revenues grew to approximately $25.3 million in 2005, compared to approximately $15.0 million in 2004. At the same time, our revenues from CDMA handset products declined in 2005 to 63% of our wireless handset revenues, from 79% in 2004. This decline was anticipated due to the decline in revenues from IF filters, mixers and LNAs as a result of the direct conversion architecture. We experienced growth from our CDMA PA and PAM products which increased 66% to revenues of approximately $7.3 million in 2005 as compared to revenues of $4.4 million in 2004.

Broadband

Revenues from the broadband market and other products included in this segment decreased 13% in 2005 as compared to 2004. However, revenues in the fourth quarter of 2005 increased 32% from the fourth quarter of 2004 and 15% from the third quarter of 2005. The decline in revenues in 2005 as compared to 2004 was primarily due to a decline in our optical, WLAN, satellite and other products. These declines were partially offset by increases in revenues from our GPS and ground station products.

Base station

Revenues from the base station products increased approximately 2% in 2005 as compared to 2004. The increase was primarily due to an increase in revenues from digital radio products, partially offset by lower revenues from CDMA products. In 2005, approximately 43% of our base station revenues was derived from point-to-point radio products compared to approximately 32% in 2004. Our revenues from GSM/GPRS/EDGE base station products declined approximately 4% in 2005, as compared to 2004, and accounted for approximately 34% of the base station revenues. Our CDMA and wideband CDMA base station product revenues declined approximately 42% in 2005 as compared to 2004 and accounted for approximately 11% of the base station revenues in 2005. The decline for CDMA was due to CDMA build-out softness as Evolution Data Optimized (“EVDO”) build-outs in Korea, Japan and the U.S. were largely completed combined with a the delay of 3G licensing in China which postponed both CDMA and WCDMA build-outs in that region.

Military

Revenues from our military-related products decreased approximately 5% in 2005 as compared to 2004. The decline was primarily due to decreases in revenues from IF filters, HPAs (High Power Amplifiers) and other products. These decreases were mostly offset by increases in revenues from research and development and RF filters. The increase in research and development revenues was primarily due to the execution of a DARPA contract in the first quarter of 2005 for the development of a GaN process and products, in which we are the prime contractor.

Domestic and International Revenues

Revenues from domestic customers were $95.6 million in 2005, compared to $131.2 million in 2004. Revenues from international customers were $199.2 million in 2005 compared to $181.8 million in 2004. Our revenues from international customers continued to grow due to the increasing demand for wireless phones and infrastructure products from countries in Asia, India and other developing countries where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. China was the only foreign country which represented 10% or more of revenues in 2005 with approximately $67.4 million. In 2004, China and Korea were the only foreign countries which represented 10% or more of revenues with approximately $47.9 million and $37.7 million, respectively.

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

Gross Profit

Our gross profit margin as a percentage of revenues decreased to 28.6% in 2005, compared to 31.8% in 2004. The decrease was primarily due to lower overall sales in 2005, resulting in less absorption of fixed overhead costs, combined with lower average selling prices on products such as SAW filters and duplexers and lower yields from some of our new products. The effect was most evident in the in the fourth quarter of 2005 as we reported a gross profit margin of 28.7% during the quarter, compared to 31.4% in the third quarter of 2005 and 29.8% in the fourth quarter of 2004.

Research, development and engineering expenses

Our research, development and engineering expenses in 2005 decreased $1.0 million (2%) to $46.7 million in 2005, as compared to $47.7 million in 2004. As a percentage of revenues our research, development and engineering increased to 15.8% in 2005 as compared to 15.3% in 2004. The decrease in overall spending 2005 was primarily a result of the timing of our design cycles.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2005 increased $6.1 million (15%) to $46.6 million, as compared to $40.5 million for 2004. The increase was primarily due to increased marketing expenses and labor costs and increased costs to comply with Section 404 of the Sarbanes-Oxley Act of 2002. As a percentage of revenues our selling, general and administrative expenses increased to 15.8% in 2005 as compared to 13.0% in 2004.

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

Acquisition related charges

In 2005, we recorded a $1.7 million of charges related to the TFR earn-out payment and retention bonuses, payable in 2006. There were no similar charges in 2004.

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

Impairment charge—Investment in other companies

In 2005, we reduced the value of three investments by a total of $0.2 million, net. The reductions in value were determined from analysis of the financial condition of the companies, which had deteriorated, or the reduction in our percentage ownership of the privately held company in which we had invested. In 2004, we recorded impairment losses of $1.2 million as a result of either cessation of operations, deteriorating financial condition or a reduction in our percentage ownership of the privately held company in which we had invested.

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

Liquidity and Capital Resources

As of December 31, 2006, our cash, cash equivalents and marketable securities decreased $33.5 million (8%) to $373.2 million, from $406.7 million at December 31, 2005. The net decrease in cash, cash equivalents, and marketable securities was primarily due to the execution of our share repurchase program during 2006 ($25.0 million), capital expenditures ($39.7 million), and the distribution of employee retention benefits from our acquisition of TFR. The cash distributions were partially offset by increases in cash provided by operations ($22.2 million) and the issuance of common stock ($8.1 million).

The $22.2 million of cash provided by operations in 2006 represented a $7.8 million increase from the $14.4 million of cash provided by operations in 2005. In 2006, we recorded net cash inflow from our net income from continuing operations, net of depreciation and stock-based compensation charges, of approximately $62.3 million. In 2005, we recorded a net cash inflow from our loss from continuing operations, net of depreciation and a tax benefit allocated to our continuing operations of approximately $25.8 million. This $36.5 million variance in 2006 as compared to 2005 was primarily due to our $39.6 million increase in gross profit during the year. Factors that negatively affect our operating cash flow in 2006 include increases in our inventory ($35.5 million) and accounts receivable ($13.4 million) balances as compared to December 31, 2005. These negative effects on cash flow were partially offset by an increase in our accounts payable and accrued expenses of $11.3 million.

Our net short and long-term investments decreased $63.7 million to $239.3 million as if December 31, 2006, as compared to $303.0 million as of December 31, 2005. The decrease was primarily due to the anticipation of the repayment of our convertible notes on March 1, 2007. As a result we accumulated additional cash reserves of approximately $30.2 million. On March 1, 2007, we retired the notes with our cash reserves.

At December 31, 2006, our net accounts receivable increased $13.4 million (26%) to $64.7 million, from $51.3 million at December 31, 2005. The increase was primarily due to our 35% increase in revenues during the fourth quarter of 2006 as compared to the fourth quarter of 2005. Our days sales outstanding as of December 31, 2006 decreased slightly to 52 days, as compared to 54 days as of December 31, 2005.

At December 31, 2006, our net inventory balance increased $35.5 million (72%) to $84.9 million, from $49.4 million at December 31, 2005. This increase was primarily due to our 36% increase in revenues during 2006 combined with our anticipated future demand. At December 31, 2006, our inventory turnover ratio had decreased to 3.8 times, as compared to 4.8 times at December 31, 2005. The decrease is primarily due to the inventory build needed for future demand. We anticipate that our turnover ratio will improve in 2007.

At December 31, 2006 our net property, plant and equipment balance increased by $9.6 million (5%) to $200.3 million, from $190.8 million at December 31, 2005. This increase was due to capital expenditures ($39.7 million), primarily at our Hillsboro facility where we increased capacity to improve product flow to enable future growth. These expenditures were partially offset by reductions in our net property, plant and equipment, primarily from depreciation expense ($30.1 million).

Recent Transactions Affecting Liquidity

On March 1, 2007, our 4% convertible subordinated notes became due. On this date we retired the $218.8 million outstanding notes and accrued interest payable using our cash reserves. Prior to the March 1, 2007 maturity of the notes, we had repurchased $126.2 million face value of the original $345.0 million since their 2000 issuance.

During the fourth quarter of 2005 we announced our plan to repurchase up to $25.0 million of our common stock under a Rule 10b5-1 plan, with the timing of the purchases and the exact number of shares to be purchased dependant upon market conditions. During the first quarter of 2006, we initiated the plan and as of December 31, 2006, had completed the repurchase program. During this time, we repurchased and retired 5,271,442 shares at an average cost of $4.74.

Sources of Liquidity

Our current cash, cash equivalent and short-term investment balances, together with cash generated from continuing operations are currently our principal sources of liquidity and we believe these will satisfy our projected working capital, capital expenditure, and possible investment needs, through the next 12 months. The principal risks to these sources of liquidity are capital expenditures or investment needs in excess of our expectations, in which case we may be required to finance any additional requirements through additional equity offerings, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms. Our subordinated notes became due on March 1, 2007 and at that time we retired the $218.8 million of notes with our cash reserves. We believe that subsequent to this payment we continue to have sufficient funds to operate effectively, however we may obtain additional financing to meet certain liquidity needs. We expect our need for capital expenditures in 2007 to be similar to our 2006 expenditures.

Other Significant Cash Obligations

The following table summarizes our scheduled contractual commitments that will affect our future liquidity as of December 31, 2006:

	Total	Payments Due By Period
(In millions)		Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Convertible subordinated notes, including interest(1)	$221.7	$221.7	$—	$—	$—
Operating Leases(2)	3.5	1.7	1.4	0.4	0.0
Deferred Compensation(3)	0.9	—	—	—	0.9
Other Obligations(4)	2.6	—	—	—	2.6

Total	$228.7	$223.4	$1.4	$0.4	$3.5

(1)	The amount presented was paid in full on March 1, 2007.

(2)

The amounts presented represent leases of certain equipment, office and manufacturing space under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.

(3)

The amount presented represents the liability for our Non-Qualified Deferred Compensation Plan (the “Plan”) established in October 2004. The Plan provides employees who are eligible to participate and the members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The deferred earnings are invested at the discretion of each participating employee or director and the deferred compensation we are obligated to deliver is adjusted for increases or decreases in the deferred amount due to such investment. We include the asset deferred by the participants ($0.9 million) in the “Other noncurrent assets, net” line item of our consolidated balance sheet and our obligation to deliver the deferred compensation in the “Other long-term liabilities” line item on our consolidated balance sheet.

(4)

The balance represents the pension liability of our German subsidiary ($2.6 million). The pension liability is associated with our German subsidiary, which becomes payable when the covered employees reach the age of 60 or 65. The liability was acquired through our purchase of the GaAs business of Infineon in 2002. We elected to secure the liability through a reinsurance program supported by us. We have included the reinsurance receivables ($2.4 million) in the “Other noncurrent assets, net” line item on our consolidated balance sheet and our obligation to deliver the pension obligation in the “Other long-term liabilities” line item on our consolidated balance sheet.

Recent Accounting Pronouncements

The FASB issued SFAS No. 157, Fair Value Measurement, in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Our adoption of SFAS No. 157, effective January 1, 2008, is not expected to have a material impact on our financial statements.

Also in September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits companies from recognizing planned major maintenance costs under the “accrue in advance” method that previously allowed for the accrual of a liability over several reporting periods prior to the performance of the maintenance. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. We adopted FSP AUG AIR-1 effective January 1, 2007, which is not expected to have a material impact on our financial statements.

The Staff of the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements in September 2006. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial statements at December 31, 2006.

In July 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus and ratified Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences. Statement No. 43 provides guidance for accounting for compensated absences and states that an employer shall accrue a liability for employees’ compensation for future absences if certain conditions are met. However, since certain compensated absences such as sabbatical leave do not typically accrue until fully vested, there was uncertainty as to whether employee rights to the compensated absence accumulate and meet the conditions of Statement No. 43. The consensus reached by the EITF has determined that sabbatical and other similar benefits do accumulate and should be accrued for over the requisite service period. Further, the EITF has called for adoption of the consensus for fiscal years beginning after December 15, 2006. We have historically accrued for sabbatical leave only when the employee fully vests upon completion of the requisite five year service period, which is in accordance with our company policy. EITF 06-2 was effective beginning January 1, 2007 and we will record a cumulative effect adjustment of approximately $2.0 million to retained earnings in the first quarter of 2007.

Also in July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued guidance also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 was effective beginning January 1, 2007 and the cumulative effect adjustment will be recorded in the first quarter of 2007. We believe that the adoption of FIN 48 will not have a material impact on our consolidated financial statements.

Impact of Inflation

We typically hold various securities and debt instruments that are subject to the effects of inflation. In addition, our products require raw material such as gold and other materials that may also be impacted by inflation. We do not believe inflation has had a material impact on our operating costs and expenses in the past; however significant fluctuations in the future could have a negative impact on our operating results in the future.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Cash Equivalents, Short-term and Long-term Investments

Our investments in cash equivalents, short-term investments and long-term investments are classified as available-for-sale securities and are comprised of highly rated, short and long-term investments, such as U.S. government agencies, corporate debt securities, commercial paper and other such low risk investments, in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. Although we manage investments under an investment policy, economic, market and other events may occur which we cannot control. Although the risks are minimal, fixed rate securities may have their fair value adversely impacted because of changes in interest rates and credit ratings. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer principal losses if we were to sell securities that have declined in value because of changes in interest rates or issuer credit ratings. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.

Debt

As of December 31, 2006, we had $218.8 million principal of convertible subordinated notes outstanding, due on March 1, 2007. These notes were paid off in full on March 1, 2007 with our cash holdings. The notes had a fixed 4% interest rate and consequently we did not have significant interest rate cash flow exposure on our long-term debt. The fair value of the convertible subordinated notes was subject to fluctuations due to their convertibility into shares of our stock and other market conditions as well as their sensitivity to fluctuations in the general level of the U.S. interest rates. We may also be exposed to similar interest rate risk in the future if we use additional financing to fund capital expenditures or strategic investments. The interest rate that we may be able to obtain on financings will depend on market conditions at that time and may differ from the rates we have secured in the past.

The following table shows the fair values of our investments and convertible subordinated notes as of December 31, 2006:

(in thousands)	Cost	Fair Value
Cash and cash equivalents (including unrealized losses of $4)	$133,922	$133,918
Available-for-sale investments (including unrealized losses of $389)	$239,703	$239,314
Convertible subordinated notes	$218,755	$214,380

Foreign Currency Risk

We are exposed to currency exchange rate fluctuations, as we sell our products internationally and have operations in Costa Rica and Germany. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments and to hedge material cash flows that are not denominated in U.S. dollars, in accordance with a foreign exchange risk management policy approved by our board of directors. We primarily use currency forward contracts for this purpose. This hedging activity will reduce, but may not always entirely eliminate, the impact of currency exchange movements. As of December 31, 2006 and 2005, the notional amounts of forward currency exchange contracts outstanding were approximately $4.1 million and $3.4 million, respectively, both of which were designated as cash flow hedges. We had no contracts designated as fair value hedges at December 31, 2006 or 2005.

Item 8.	Financial Statements and Supplementary Financial Data

Our consolidated financial statements at December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006, together with the reports of our independent registered public accounting firm, are included in this Annual Report on Form 10-K on pages F-1 through F-33.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management has determined that there were no significant changes to our internal control over financial reporting during the year or quarter ended December 31, 2006 that has materially effected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting for the Company pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and as implemented in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Internal control over financial reporting includes those policies and procedures that:

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

As of December 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting, and concluded that such control over financial reporting was effective. There were no material weaknesses in the Company’s internal control over financial reporting that have been identified by management. The Company’s independent registered public accounting firm, KPMG LLP has issued an audit report on management’s assessment of our internal control over financial reporting. Their report on the effectiveness of internal controls over financial reporting is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TriQuint Semiconductor, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that TriQuint Semiconductor, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TriQuint Semiconductor, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that TriQuint Semiconductor, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, TriQuint Semiconductor, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheets of TriQuint Semiconductor, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

March 14, 2007

Item 9B.	Other Information

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

During 2006, we modified how our organization was structured, creating a structure that enables us to focus on our current strategy and optimize both our resources and opportunities. As a result, the positions that most of our executive officers held were modified and as such their titles have changed. These changes and other biographical information concerning our executive officers, including their ages as of March 1, 2007, is set forth below:

Name	Age	Current Position(s) with Company	Position Held Since
Ralph G. Quinsey	51	President and Chief Executive Officer	2002
Stephanie J. Welty	51	Vice President, Finance and Administration, Chief Financial Officer and Secretary	2005
Brian P. Balut	41	Vice President, Networks	2006
Thomas V. Cordner	62	Vice President, Military and Texas Operations	2006
Todd A. DeBonis	42	Vice President, Worldwide Sales and Customer Service	2006
Timothy A. Dunn	45	Vice President, Handsets	2006
Bruce R. Fournier	50	Vice President, Business Development	2006
J. David Pye	56	Vice President, Oregon Operations	2006
Glen A. Riley	44	Vice President, Commercial Foundry and Supply Chain Management	2006
J. Michael Sanna	54	Vice President, Networks	2006
Azhar Waseem	53	Vice President, Florida Operations	2006

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

Brian P. Balut joined TriQuint in July 2001 as Vice President, Sales and Marketing, Sawtek Inc. as a result of TriQuint’s merger with Sawtek and served as Vice President, Sales and Marketing of TriQuint from 2002 to May 2004. In May 2004, Mr. Balut was promoted to Vice President, Sawtek. As part of the organizational restructuring in 2006, Mr. Balut was named Vice President, Networks. Mr. Balut joined Sawtek, Inc. in October 1994 as Sales Manager. He was promoted to Director of Sales and Marketing in November 1996 and to Vice President Sales and Marketing in September 1998 and assumed overall corporate responsibility for this function in July 2002. From 1987 to 1994, Mr. Balut held various positions in sales, marketing and engineering with REMEC, a manufacturer of electronic components. Mr. Balut received a B.S. degree in Electrical Engineering from the Massachusetts Institute of Technology and a M.B.A. from Rollins College.

Thomas V. Cordner joined TriQuint in January 1998 as Vice President and General Manager, Millimeter Wave Communications as a result of TriQuint’s acquisition of Raytheon’s MMIC operations and was promoted to Vice President, TriQuint Texas in May 2002. As part of the organizational restructuring in

2006, Mr. Cordner was named Vice President, Military and Texas Operations. From July 1997 to January 1998, Mr. Cordner served as Operations Manager for Raytheon, heading its GaAs MMIC operations. Prior to that time, Mr. Cordner was an employee of Texas Instruments, a semiconductor and communications equipment manufacturer, for 32 years, most recently as the Operations Manager for its GaAs Operations Group from January 1991 to July 1997. Mr. Cordner received a B.S. degree in Mathematics from the University of Texas at Arlington.

Todd A. DeBonis joined TriQuint in April 2004 as Vice President, Worldwide Sales. In 2006, Mr. DeBonis became Vice President, Worldwide Sales and Customer Service. From February 2002 to April 2004, Mr. DeBonis held the position of Vice President, Worldwide Sales and Marketing at Centillium Communications. Mr. DeBonis also served as the Vice President, Worldwide Sales for Ishoni Networks and Vice President, Sales & Marketing for the Communications Division of Infineon Technologies North America. Mr. DeBonis has a B.S. degree in Electrical Engineering from the University of Nevada.

Timothy A. Dunn joined TriQuint in July 2006 as Vice President, Handsets. Prior to joining TriQuint, Mr. Dunn was Vice President and General Manager of Intel’s Platform Components Group. Mr. Dunn worked at Intel from 1988 to 1991, and again from 1994 to 2006, holding various executive and managerial positions. In addition to his Intel tenure, he has held marketing and product management positions with Hewlett-Packard and Cirrus Logic. Mr. Dunn holds an MBA from the Amos Tuck School of Business at Dartmouth College and a B.S. degree in Electrical Engineering from Oregon State University.

Bruce R. Fournier joined TriQuint during its start-up phase in June 1987 as Area Sales Manager. Since that time, he has held a variety of positions including National Sales Manager, Wireless Products from 1991 to 1994, Director of Worldwide Sales from early 1994 to September 1994, Vice President, Worldwide Sales from September 1994 to June 1998 and Vice President and General Manager, Foundry Services from June 1998 until May 2002. Mr. Fournier was named Vice President, TriQuint Oregon in May 2002 and held that position until 2006 when Mr. Fournier was named Vice President, Business Development. Prior to joining TriQuint, Mr. Fournier held engineering, sales and marketing management positions with Fairchild Semiconductor, Weitek Corporation and Honeywell, Inc. Mr. Fournier received an A.S. degree in Electrical Engineering and a B.S. degree in Business Administration from the University of Maine and a M.B.A. from the University of Southern Maine.

J. David Pye joined TriQuint in May 1996 as Vice President, Manufacturing and in May 2002 was named Vice President, TriQuint Oregon. As part of the organizational restructuring in 2006, Mr. Pye was named Vice President, Oregon Operations. From 1983 until 1996, Mr. Pye was Vice President and General Manager at VLSI Technology, Inc., a semiconductor company, where he served in various capacities. From 1973 to 1983, Mr. Pye served in various roles in process engineering and process development at Texas Instruments. Mr. Pye received a B.A. degree from Napier College of Science and Technology, Edinburgh, Scotland.

Glen A. Riley joined TriQuint in January 2003 as Vice President of the Company’s former optoelectronics business and in June 2005 was named Vice President, Business Development. As part of the organizational restructuring in 2006, Mr. Riley was named Vice President, Commercial Foundry and supply Chain Management. From December 2001 to August 2002, Mr. Riley served as the President and CEO of Opticalis, a venture-funded start-up company developing optical communication sub-systems. Mr. Riley also spent six years with Agere Systems, a semiconductor and optical component manufacturer, as Vice President of Optical Core Networks, Vice President of Sales for the Asia-Pacific region, and as General Manager of the Storage Products group. Before Agere, Mr. Riley held general management, marketing and sales positions at Philips Semiconductors, AT&T Microelectronics and Texas Instruments. Mr. Riley holds a B.S. degree in Electrical Engineering from the University of Maine and completed the General Manager Program at Harvard Business School.

J. Michael Sanna joined TriQuint in January 1998 as Director of Business Development for the Texas operation as a result of TriQuint’s acquisition of Raytheon’s MMIC operations. In May 2002 he was promoted to Vice President, TriQuint Texas. In May 2006, Mr. Sanna was named Vice President, Networks. From July 1997 to January 1998, Mr. Sanna served as the Wafer Fabrication Operations Manager for Raytheon, heading its GaAs MMIC manufacturing operations. Prior to that time, Mr. Sanna was an employee of Texas Instruments for 17 years, most recently as the Wafer Fabrication Operations manager for its GaAs Operations Group from January 1994 to July 1997. Mr. Sanna received B.S. and M.S. degrees in Electrical Engineering from the University of Wisconsin and Southern Methodist University, respectively, and a M.A. degree in Administrative Studies from Southeastern Oklahoma State University.

Azhar Waseem joined TriQuint in July 2001 as Vice President, Sawtek Inc. as a result of TriQuint’s merger with Sawtek. Mr. Waseem joined Sawtek in March 1995 as Director of Wafer Fabrication and was promoted to Vice President of Manufacturing in April 1998 and to Vice President of Operations in October 1999. In May 2002 he was promoted to Vice President, Sawtek. As part of the organizational restructuring in 2006, Mr. Waseem was named Vice President, Florida Operations. From 1989 to 1994, Mr. Waseem held various operations and engineering positions with Siliconix, Inc., a microelectronics manufacturer based in Santa Clara, California. From 1986 to 1989, Mr. Waseem held various engineering positions with General Electric. Mr. Waseem received B.S. and M.S. degrees in Electrical Engineering and a M.B.A., all from the University of Minnesota.

Additional information required by this item will be included in our definitive Proxy Statement under the captions Report of the Audit Committee, Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance and Other Matters, to be filed with the Commission within 120 days after the conclusion of the fiscal year ended December 31, 2006 (April 30, 2007) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

ITEM 11.	Executive Compensation

We maintain employee compensation programs and benefit plans in which our executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in our definitive Proxy Statement under the caption Executive Compensation Discussion and Analysis, Executive Compensation Detail, Compensation Committee Interlocks and Insider Participation and the Compensation Committee Report, to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2006 (April 30, 2007) pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2006 (April 30, 2007) pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the caption Certain Relationships and Related Transactions, and Director Independence contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2006 (April 30, 2007) pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Information required by this item is included under the caption Ratification of Independent Auditors contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our fiscal year ended December 31, 2006 (April 30, 2007) pursuant to Regulation 14A, which information is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)    Documents filed as part of this report:

1.    Consolidated Financial Statements.    The following consolidated financial statements of TriQuint Semiconductor, Inc. and its subsidiaries, together with the report thereon of KPMG LLP, required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K on pages F-1 through F-38:

Report of Independent Registered Public Accounting Firm;

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004;

Consolidated Balance Sheets at December 31, 2006 and 2005;

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004;

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004; and

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

3.    Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form 8-B (File No. 000-22660) as declared effective by the SEC on February 18, 1997.
3.1.1	Certificate of Amendment to Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2000 filed with the SEC on November 13, 2000.
3.1.2	Certificate of Correction to Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-62062) declared effective by the SEC on June 13, 2001.
3.1.3	Certificate of Designation of Series A Participating Preferred Stock, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-62062) declared effective by the SEC on June 13, 2001.
3.1.4	Certificate of Amendment to Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-62062) declared effective by the SEC on June 13, 2001.
3.2	Bylaws of Registrant, incorporated herein by this reference to the corresponding exhibit to the Registrant’s Registration Statement on Form 8-B (File No. 000-22660) as declared effective by the SEC on February 18, 1997.

Exhibit No.	Description
4.1	Preferred Shares Rights Agreement, dated as of June 30, 1998 between Registrant and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-A (File No. 000-22660) as declared effective by the SEC on July 24, 1998.
4.2	Indenture dated February 24, 2000 between the Registrant and State Street Bank and Trust Company of California, N.A., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-36112) as declared effective by the SEC on May 16, 2000.
10.18	1996 Stock Incentive Program and forms of agreement thereunder, incorporated herein by this reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-81273) as declared effective by the SEC on June 22, 1999, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-39730), as declared effective by the SEC on June 20, 2000, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-61582), as declared effective by the SEC on May 24, 2001, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-105701), as declared effective by the SEC on May 30, 2003 and incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2003 filed with the SEC on November 4, 2003, as amended and restated effective February 2005 by the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on May 17, 2005 and incorporated herein by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A for the 2005 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 6, 2005.
10.19	Form of Indemnification Agreement executed by Registrant and its officers and directors pursuant to Delaware reincorporation, incorporated herein by this reference to the corresponding exhibit to the Registrant’s Registration Statement on Form 8-B (File No. 000-22660) as declared effective by the SEC on February 18, 1997.
10.22	1998 Nonstatutory Stock Option Plan and forms of agreement thereunder, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-102085) as declared effective by the SEC on December 20, 2002 and incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2003 filed with the SEC on November 4, 2003.
10.23	1998 Employee Stock Purchase Plan and forms of agreement thereunder, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-66707) as declared effective by the SEC on November 3, 1998, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-39732), as declared effective by the SEC on June 20, 2000, and by the Registrant’s Registration Statement on Form S-8 (File No. 333-61582), as declared effective by the SEC on May 24, 2001.
10.33	Sawtek Inc. Employee Stock Ownership and 401(k) Plan, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 30, 2002 filed with the SEC on August 13, 2002.
10.34	Sawtek Inc. 2000 Implementation Agreement, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.
10.35	Sawtek Inc. 2000 Modified ESOP Loan Agreement, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.
10.36	Sawtek Inc. 2000 Renewed ESOP Note, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.

Exhibit No.	Description
10.37	Sawtek Inc. Second Stock Option Plan, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.
10.38	Sawtek Inc. Stock Option Plan for Acquired Companies, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.
10.40*	Amended Sale and Transfer Agreement between Infineon Technologies AG, Infineon Technologies North America Corp., Registrant and TriQuint GmbH dated as of April 29, 2002, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on July 15, 2002.
10.41	Letter Agreement dated June 28, 2002 between Registrant and Ralph G. Quinsey, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 30, 2002 filed with the SEC on August 13, 2002.
10.42	Asset Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of October 21, 2002, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.
10.42.1	Amendment No. 1 to Asset Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.
10.42.2	Assignment and Bill of Sale and Assumption Agreement by and between Agere Systems Inc. and TriQuint Optoelectronics, Inc. dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.
10.42.3	Assignment and Bill of Sale and Assumption Agreement by and between Agere Systems Inc. and TriQuint Technology Holding Co. dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.
10.43.4	Intellectual Property Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.
10.43.5	Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.
10.43.7	Equity Purchase Agreement by and among Agere Systems Inc., Agere Systems International, LLC, Registrant, TriQuint International Holding Co., TriQuint International Holding LLC and Agere Systems de Mexico, S. DE R.L. DE C.V. dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.
10.45	Letter Agreement dated April 9, 2004 between Registrant and Todd A. DeBonis, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended March 31, 2004 filed with the SEC on May 10, 2004.
10.46	TriQuint Semiconductor, Inc. Nonqualified Deferred Compensation Plan, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on November 2, 2004.

Exhibit No.	Description
10.47	Agreement and Plan of Reorganization by and among Sawtek Inc., TFR Acquisition, Inc., and TFR Technologies, Inc., dated as of December 14, 2004, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2005 filed with the SEC on March 15, 2005.
10.47.1	Amendment No. 1 to Agreement and Plan of Reorganization by and among Sawtek Inc., TFR Acquisition, Inc., and TFR Technologies, Inc., dated as of January 6, 2005, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2005 filed with the SEC on March 15, 2005.
10.48*	Purchase and Sale Agreement by and between TriQuint Optoelectronics, Inc. and Anthem Partners, LLC, dated as of March 7, 2005, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2005 filed with the SEC on March 15, 2005.
10.49	Asset Purchase Agreement by and between Registrant and CyOptics, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended March 31, 2005 filed with the SEC on May 11, 2005.
10.50	Letter Agreement dated July 20, 2005 between Registrant and Stephanie J. Welty, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on July 25, 2005.
10.51	TriQuint Semiconductor, Inc. Management Incentive Plan, dated as of March 2, 2006, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2006 filed with the SEC on March 16, 2006.
10.52	Letter Agreement dated June 9, 2006 between Registrant and Timothy A. Dunn, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on July 13, 2006.
10.53	TriQuint Semiconductor, Inc. 2007 Management Incentive Plan, dated as of November 15, 2006.±
10.54	2007 Employee Stock Purchase Plan and forms of agreement thereunder.±
12.1	Computation of Ratios of Earnings to Fixed Charges±
21.1	Subsidiaries of the Registrant±
23.1	Report and Consent of Independent Registered Public Accounting Firm±
24.1	Power of Attorney±
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended±
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended±
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002±

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

±	Included in this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.

Dated: March 15, 2007	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: March 15, 2007	By:	/s/ STEPHANIE J. WELTY
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

Signature	Title	Date
/s/ RALPH G. QUINSEY Ralph G. Quinsey	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2007

/s/ STEPHANIE J. WELTY Stephanie J. Welty	Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 15, 2007

/s/ STEVEN J. SHARP Steven J. Sharp	Chairman of the Board	March 15, 2007

/s/ PAUL A. GARY Paul A. Gary	Director	March 15, 2007

/s/ CHARLES SCOTT GIBSON Charles Scott Gibson	Director	March 15, 2007

/s/ NICOLAS KAUSER Nicolas Kauser	Director	March 15, 2007

/s/ WALDEN C. RHINES Walden C. Rhines	Director	March 15, 2007

/s/ WILLIS C. YOUNG Willis C. Young	Director	March 15, 2007

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

Date: March 15, 2007

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

/S/ STEPHANIE J. WELTY
Stephanie J. Welty
Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Date: March 15, 2007

CERTIFICATION PURSUANT TO SECTION

1350 OF CHAPTER 63 OF TITLE 18

OF THE UNITED STATES CODE AS

ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Annual Report on Form 10-K of TriQuint Semiconductor, Inc. (“TriQuint”) for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), each of the undersigned officers of TriQuint, hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of TriQuint.

The undersigned have executed this Certification effective as of March 15, 2007.

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
Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

TRIQUINT SEMICONDUCTOR, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TriQuint Semiconductor, Inc.:

We have audited the accompanying consolidated balance sheets of TriQuint Semiconductor, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriQuint Semiconductor, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TriQuint Semiconductor, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

March 14, 2007

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenues	$401,793	$294,787	$312,971
Cost of goods sold	277,860	210,446	213,416

Gross profit	123,933	84,341	99,555

Operating expenses:
Research, development and engineering	50,283	46,706	47,746
Selling, general and administrative	55,223	46,565	40,523
Reduction in workforce	—	341	429
Impairment of long-lived assets and goodwill	—	31	710
Gain on disposal of equipment	(527)	(505)	(13)
Acquisition related charges	63	1,654	—

Total operating expenses	105,042	94,792	89,395

Income (loss) from operations	18,891	(10,451)	10,160

Other income (expense):
Interest income	15,627	11,441	7,126
Interest expense	(9,891)	(9,846)	(10,730)
Foreign currency (loss) gain	(90)	4	2,125
Impairment charge—investments in other companies	—	(155)	(1,189)
Gain on recovery of previously impaired investment	142	954	—
Gain on retirement of debt	—	114	539
Other, net	(132)	163	187

Total other income (expense), net	5,656	2,675	(1,942)

Income (loss) from continuing operations, before income tax	24,547	(7,776)	8,218

Income tax expense (benefit)	2,796	(3,573)	397

Income (loss) from continuing operations	21,751	(4,203)	7,821

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	8,183	(36,875)

Net income (loss)	$21,751	$3,980	$(29,054)

Basic per share net income (loss):
Income (loss) from continuing operations	$0.16	$(0.03)	$0.06
Income (loss) from discontinued operations	—	0.06	(0.27)

	$0.16	$0.03	$(0.21)

Diluted per share net income (loss):
Income (loss) from continuing operations	$0.15	$(0.03)	$0.06
Income (loss) from discontinued operations	—	0.06	(0.27)

	$0.15	$0.03	$(0.21)

Common equivalent shares:
Basic	139,236	139,566	136,936
Diluted	141,189	139,566	138,960

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$133,918	$103,730
Investments in marketable securities	239,314	197,377
Accounts receivable, net	64,688	51,286
Inventories, net	84,879	49,384
Prepaid expenses	6,071	5,170
Other current assets	8,907	7,514

Total current assets	537,777	414,461

Long-term investments in marketable securities	—	105,615
Property, plant and equipment, net	200,346	190,789
Goodwill and intangible assets, net	4,363	4,652
Other noncurrent assets, net	11,929	13,224

Total assets	$754,415	$728,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,112	$23,689
Accrued payroll	12,007	9,423
Income tax liability	9,202	7,201
Other accrued liabilities	12,151	16,088
Convertible subordinated notes	218,755	—

Total current liabilities	282,227	56,401

Long-term liabilities:
Convertible subordinated notes	—	218,755
Other long-term liabilities	4,741	2,975

Total liabilities	286,968	278,131

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $.001 par value, 600,000,000 shares authorized, 138,498,762 shares and 141,080,236 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	138	141
Additional paid-in capital	471,588	479,344
Accumulated other comprehensive loss	(290)	(3,135)
Accumulated deficit	(3,989)	(25,740)

Total stockholders’ equity	467,447	450,610

Total liabilities and stockholders’ equity	$754,415	$728,741

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2003	135,403	135	460,593	59	(666)	460,121
Issuance of common stock under plans	3,371	4	12,082	—	—	12,086
Accumulated other comprehensive income	—	—	—	(1,766)	—	(1,766)
Net loss	—	—	—	—	(29,054)	(29,054)

Balance, December 31, 2004	138,774	139	472,675	(1,707)	(29,720)	441,387
Issuance of common stock under plans	2,306	2	6,669	—	—	6,671
Accumulated other comprehensive income	—	—	—	(1,428)	—	(1,428)
Net income	—	—	—	—	3,980	3,980

Balance, December 31, 2005	141,080	$141	$479,344	$(3,135)	$(25,740)	$450,610
Issuance of common stock under plans	2,690	2	8,124	—	—	8,126
Stock based compensation expense	—	—	9,115	—	—	9,115
Share repurchase	(5,271)	(5)	(24,995)			(25,000)
Accumulated other comprehensive income	—	—	—	2,845	—	2,845
Net income	—	—	—	—	21,751	21,751

Balance, December 31, 2006	138,499	$138	$471,588	$(290)	$(3,989)	$467,447

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$21,751	$3,980	$(29,054)

Net (income) loss from discontinued operations, net of tax	—	(8,183)	36,875

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,465	34,860	37,879
Stock-based compensation charges	9,115	—	—
Tax benefit allocated to continuing operations	—	(4,816)	—
Impairment of long-lived assets and goodwill	—	31	710
Gain on retirement of debt	—	(114)	(539)
(Recovery of impairment) impairment charge—investments in other companies	(142)	155	1,189
(Gain) loss on disposal of assets	(527)	(505)	(13)
Gain on sale of intellectual property	—	(954)	—
Changes in assets and liabilities, net of assets acquired:
Accounts receivable, net	(13,402)	(15,065)	(155)
Inventories, net	(35,495)	654	3,267
Other assets	(1,855)	(6,273)	9,220
Accounts payable and accrued expenses	11,288	13,902	(3,317)

Net cash provided by continuing operations	22,198	17,672	56,062
Net cash used in discontinued operations	—	(3,262)	(15,839)

Net cash provided by operating activities	22,198	14,410	40,223

Cash flows from investing activities:
Purchase of available-for-sale investments	(337,107)	(501,883)	(526,695)
Maturity / sale of available-for-sale investments	403,438	496,165	500,985
Business acquisitions, net of cash acquired	(2,316)	(2,716)	—
Proceeds from sale of assets	590	2,224	60
Capital expenditures	(39,741)	(22,334)	(24,317)

Net cash provided by (used in) continuing operations	24,864	(28,544)	(49,967)
Proceeds from the sale of discontinued operations, net of fees	—	22,520	—
Net cash provided by discontinued operations	—	4,073	4,761

Net cash provided by (used in) investing activities	24,864	(1,951)	(45,206)

Cash flows from financing activities:
Principal payments under capital lease and installment note obligations	—	(275)	—
Repurchase of convertible subordinated notes	—	(4,844)	(43,875)
Repurchase of common stock	(25,000)	—	—
Issuance of common stock	8,126	6,671	12,086

Net cash (used in) provided by financing activities	(16,874)	1,552	(31,789)

Net increase (decrease) in cash and cash equivalents	30,188	14,011	(36,772)
Cash and cash equivalents at beginning of period	103,730	89,719	126,491

Cash and cash equivalents at end of period	$133,918	$103,730	$89,719

Supplemental disclosures:
Cash paid for interest	$8,750	$8,898	$10,225
Cash paid for income taxes	$1,855	$620	$655
Preferred stock received in sale of discontinued operations	$—	$4,500	$—
Fair value of note receivable from sale of discontinued operations	$—	$3,341	$—
Payable due from business acquisition	$—	$2,263	$—

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands unless otherwise noted, except per share amounts)

Note 1.    The Company

TriQuint Semiconductor, Inc. (the “Company”) is a supplier of high performance modules and components for communications applications. The Company’s focus is on the specialized expertise, materials and know-how of radio frequency (“RF”) and other high and intermediate frequency applications. The Company’s primary markets include wireless handsets, broadband communications, wireless base stations and military systems. The Company provides customers with standard and custom products as well as foundry services. The Company’s products are designed on various wafer substrates including compound semiconductor materials such as gallium arsenide (“GaAs”) and piezoelectric crystals such as lithium tantalate (“LiTaO3”) and use a variety of process technologies including heterojunction bipolar transistor (“HBT”), pseudomophic high electron mobility transistor (“pHEMT”), surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”). The Company’s customers include major communication companies worldwide.

Note 2.    Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements for the periods presented include the accounts of the Company and its wholly owned subsidiaries, including; TFR Technologies, Inc., TriQuint, Inc., TriQuint S.R.L., TriQuint Semiconductor Texas LP, TriQuint Sales and Design, Inc. and TriQuint Semiconductor GmbH. Investments in which the Company does not exercise significant influence are recorded at cost (generally less than a 20% interest). The Company has no investments in which it exercises significant influence but which it does not control (20% to 50% ownership interest). All intercompany transactions and balances have been eliminated.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include, but are not limited to, allowance for doubtful accounts, sales returns reserves, inventory reserves, income tax valuation allowance, warranty reserves, investment impairments, impairments of goodwill and long-lived assets and commitments and contingencies. On a regular basis, the Company reviews its estimates to ensure the estimates appropriately reflect changes in its business or as new information becomes available. Management believes that these estimates are reasonable; however, actual results could materially differ from these estimates.

Revenue Recognition

Revenues are primarily derived from the sale of standard and customer-specific products and foundry services. The Company also receives revenue non-recurring engineering fees and cost-plus contracts for research and development work, which collectively has been less than 5% of consolidated revenue for any period. The Company’s distribution channels include its direct sales staff, manufacturers’ representative firms, and distributors. Sales of products are generally made through either the Company’s sales force and independent buy/sell representatives, or through distributors. Revenues from the Company’s distributors in 2006, 2005 and 2004 were approximately $7,673, $3,900 and $4,300, respectively, and are recognized when the product is sold to the distributor. The Company’s distribution agreements provide for selling prices that are fixed at the date of sale, although the Company occasionally offers price protections which are specific, of a fixed duration and reserved for by the Company. Further, the distributors are obligated to pay the amount and the price or payment obligation is not contingent on reselling the product; the distributors take title to the product and bear substantially all of the risks of ownership; the distributors have economic substance; the Company has no significant obligations for future performance to bring about resale; and the amount of future returns can be reasonably estimated. The Company allows its distributors to return products for warranty reasons; and stock rotation rights, within certain limitations, and reserve for such instances. Customers however can only return product for warranty reasons. If the Company is unable to repair or replace products returned under warranty, the Company will issue a credit for a warranty return.

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

The liability for product warranties is included in “Other accrued liabilities” on the Company’s consolidated balance sheet. The following table provides a reconciliation of the activity related to the Company’s reserve for warranty:

	Years Ended December 31,
	2006	2005	2004
Beginning balance	$702	$806	$1,636
Additions	460	584	1,047
Deductions	(672)	(688)	(1,877)

Ending balance	$490	$702	$806

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables and forward currency contracts. At December 31, 2006 and 2005, the Company also had 4% convertible subordinated notes outstanding. The fair value of these convertible subordinated notes has been subject to significant fluctuations due to their convertibility into shares of the Company’s stock and other market conditions. The fair value of the notes is also sensitive to fluctuations in the general level of the U.S. interest rates. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

On March 1, 2007, the notes were retired upon maturity with cash reserves. See Note 9 for further discussion.

Cash Equivalents

The Company considers all highly liquid debt and other instruments purchased with an original maturity of three months or less to be cash equivalents. These investments include obligations of U.S. government agencies, corporate debt securities, commercial paper and money market funds. At December 31, 2006 and 2005, the Company’s cash equivalents were $110,636 and $78,009, respectively.

Marketable Securities and Other Investments

The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. The Company’s investment policy sets minimum credit quality criteria and maximum maturity limits on its investments to provide for safety of principal, liquidity and a reasonable rate of return. Investments for which maturity from the balance sheet date is greater than one year are classified as long-term investments in marketable securities. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities sold.

At December 31, 2006 and 2005 the Company’s investments consisted of U.S. treasury securities and obligations of U.S. government agencies, municipal notes and bonds, corporate debt securities, auction rate preferred securities and other investments. All were classified as available-for-sale.

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

Property, Plant & Equipment

Property, plant and equipment is recorded at cost. Machinery and equipment under capital leases is stated at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value of the leased assets at the inception of the lease. Rent expense for operating leases is recorded on a straight-line basis over the life of the lease term. If a lease has a fixed and determinable escalation clause, the difference between rent expense and rent paid is recorded as deferred rent and is included in prepaid expenses on the consolidated balance sheets.

Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are generally as follows: three to seven years for machinery and equipment, furniture and fixtures and computer equipment and software; fifteen years land improvements; twenty years for building equipment; and 39 years for buildings. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the term of the related lease, generally three to seven years. Asset lives are reviewed periodically to determine if appropriate and adjustments are made as necessary. Depreciation begins at the time assets are placed in service. Maintenance and repairs are expensed as incurred. For 2006, 2005 and 2004, the Company incurred depreciation expense of $30,070, $32,613 and $34,944, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of business acquired. Other intangible assets consist primarily of patents, developed technology and other intangibles with estimable useful lives, ranging from two to 10 years at the time of acquisition. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead reviewed at least annually for impairment. Intangible assets with estimable useful lives are amortized over their respective estimated lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

Investments in Privately Held Companies

The Company accounts for these investments at cost unless their value has been determined to be other than temporarily impaired, in which case the investment is impaired to its current value. The investments are included in other non-current assets in the consolidated balance sheet. The Company reviews the investments periodically for impairment and makes appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. The Company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or poor operating results of the issuer could result in additional other-than-temporary losses in future periods. See Note 13 for further discussion of impairments that have been recorded by the Company.

Research and Development Costs

The Company expenses research and development costs associated with the development of new products and processes when incurred. Engineering and design costs related to revenues on nonrecurring engineering services billed to customers are classified as cost of goods sold.

Litigation

The Company assesses the potential liabilities related to any lawsuits or claims brought against it. While it is typically very difficult to determine the ultimate outcome of such actions, the Company uses its best judgment to determine if it is probable that the Company will incur a loss related to the settlement or final adjudication of such matters. Further, where it is possible to reasonably estimate a probable loss, if any, the Company will make an accrual for the estimated loss. Due to the inherent uncertainties related to the eventual outcome of litigation, it is possible that certain matters may be resolved for amounts materially different from any provision or disclosure that have been previously made. All legal fees to defend such claims are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred.

Comprehensive Income (Loss)

The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. The components of comprehensive income include unrealized holding gains and losses on available-for-sale investments and unrealized gains and losses on cash flow hedges which are included as a separate component of stockholders’ equity until realized. Comprehensive income (loss) was as follows:

	Years Ended December 31,
	2006	2005	2004
Net income (loss)	$21,751	$3,980	$(29,054)
Other comprehensive income (loss):
Net unrealized gain (loss) on cash flow hedges	194	(372)	326
Net unrealized gain (loss) on available for sale investments	2,651	(1,056)	(2,092)

Comprehensive income (loss)	$24,596	$2,552	$(30,820)

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income or net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include options granted pursuant to the Company’s stock option plans and potential shares related to the Company’s Employee Stock Purchase Plan and convertible subordinated debt. A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations for 2006, 2005 and 2004 is presented in Note 7.

Income Taxes

The Company is subject to taxation from federal, state and international jurisdictions and accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying value and the tax bases of assets and liabilities. A significant amount of management judgment is involved with the Company’s annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established in accordance with SFAS No. 109, Accounting for Income Taxes, to reduce deferred tax assets to the amount expected to “more likely than not” be realized in future tax returns. Tax law and rate changes are reflected in the period such changes are enacted. No provision has been made for United States, individual state, or additional foreign income taxes related to approximately $42.1 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

The Company evaluates liabilities for estimated tax exposures in jurisdictions of operation. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. These are primarily settled through the completion of audits but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The Company is not currently under a U.S. federal income tax audit. The last concluded U.S. federal income tax audit, for the U.S. consolidated tax group, was for years 2000 and 2001. A 2001 to 2003 German tax audit of the Company’s subsidiary, TriQuint Semiconductor GmbH, was completed during the third quarter of 2005 with no significant adjustments. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate estimated liability has been established for potential exposures.

The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. The Company considers future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. The Company evaluates the need for a valuation allowance on a regular basis and adjusts the balance as needed. These adjustments have an impact on the Company’s financial statements in the periods in which they are recorded. In 2002, the Company determined that a valuation allowance should be recorded against all of its deferred tax assets based on the criteria of SFAS No. 109 and as of December 31, 2006, this valuation allowance was still in place. See Note 10 for additional income tax information.

Foreign Currency Remeasurement

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations are remeasured at an average exchange rate for the year. See Note 11 for additional information about the Company’s foreign currency remeasurement activity.

Derivatives and Hedging

The Company enters into foreign currency forward contracts for hedging purposes and accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The purpose of the forward currency hedges is to minimize the variability of cash flows associated with the anticipated transactions being hedged. As changes in foreign currency exchange rates impact the U.S. dollar value transactions, the fair value of the forward contracts also changes, offsetting the foreign currency exchange rate fluctuations. Changes in the fair value of derivatives are recorded in each period in income or other comprehensive income, depending on the types and effectiveness of the hedges.

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

Additional information about the Company’s use of derivative instruments is presented in Note 11.

Impairments of Long-lived Assets to be Disposed of

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined by reference to market prices or through discounted cash flow analysis, depending on the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described in Note 16. The Company accounts for rights under these plans under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, adopted on January 1, 2006. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. The compensation expense for the Company’s stock-based payments, which includes employee stock options and the Company’s Employee Stock Purchase Plan (“ESPP”), is based on estimated fair values at the time of the grant or subscription period, respectively. In addition, in March 2005, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, to provide guidance on the adoption of SFAS No. 123(R). Specifically, SAB No. 107 provides the Staff’s view regarding the valuation of stock-based payment arrangements for public companies and the Company has applied these provisions in its adoption of SFAS No. 123(R). In response to the new accounting guidance under SFAS No. 123(R)

and SAB No. 107, the Company accelerated the vesting of options, excluding option grants to the Company’s board members and chief executive officer. The acceleration was done in two phases, with the first acceleration in the fourth quarter of 2004 for all options with a per share exercise price equal to or greater than $9.00. The second acceleration was done in the fourth quarter of 2005 for all options with a per share exercise price equal to or greater than $5.35. In addition to the Company’s board members and chief executive officer, the acceleration in the fourth quarter of 2005 also excluded option grants to the Company’s executive officers. Both of the accelerations were done as part of a comprehensive review of the Company’s entire benefits program and the decision to accelerate some of the Company’s options was made after review of the Company’s current stock price, the competitive benefits and costs from the options, the benefit of the options to the employees and the potential effects of SFAS No. 123(R). The closing price of the Company’s stock, as reported on the NASDAQ Global Select Market, on the date of the first option acceleration was $4.00 per share and was $4.59 per share on the date of the second option acceleration. The accelerations resulted in pro forma stock-based employee compensation expenses of $5,720 and $4,223 in the fourth quarters of 2005 and 2004, respectively, reducing future compensation costs by like amounts.

SFAS No. 123(R) supersedes the Company’s previous accounting practice for stock-based payments under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. APB No. 25 required compensation expense to be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price of the option. However, under SFAS No. 123(R) companies are required to recognize compensation expense regardless of the current market price of the stock on the grant date. In adopting SFAS No. 123(R), the Company has applied the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. As such, the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R). However, the Company has reported pro forma disclosure information, as required under SFAS No. 123, Accounting for Stock-Based Compensation, for periods prior to the adoption of SFAS No. 123(R).

Consistent with SFAS No. 123, SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. These option pricing models involve a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company’s common stock and interest rates. In adopting SFAS No. 123(R), the Company is using the Black-Scholes option pricing model, which the Company had previously used under SFAS No. 123. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Stock-based compensation expense recognized during the year ended December 31, 2006 included compensation expense for stock-based payment awards granted during the current year, as well those awards granted prior to adoption of SFAS No. 123(R) but not yet vested as of December 31, 2005. The compensation expense for these grants was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. Compensation expense for all stock-based payment awards was recognized using the straight-line method. As stock-based compensation expense recognized during 2006 was based on awards ultimately expected to vest, the gross expense has been reduced for estimated forfeitures. Under the Company’s pro forma information required by SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model during 2006, 2005 and 2004, to determine the fair value of employee stock options and employee ESPP rights granted during each period:

Stock Options	2006	2005	2004
Risk free interest rates	4.6%	4.0%	3.5%
Expected life in years	4.9 years	4.2 years	4.9 years
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	56.8%	77.3%	96.1%
Estimated annualized forfeiture rate	8.0%	Not applicable	Not applicable

Employee Stock Purchase Plans	2006	2005	2004
Risk free interest rates	3.5%	3.0%	1.6%
Expected life in years	1.6 years	1.3 years	1.6 years
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	59.4%	59.1%	89.0%
Estimated annualized forfeiture rate	8.0%	Not applicable	Not applicable

The Company determines its risk-free rate assumption based upon the U.S. Treasury yield for obligations with contractual lives similar to the expected lives of the Company’s option grants and ESPP subscription periods. The expected life represents the weighted average period the options are expected to remain outstanding, based upon historical experience. The dividend yield assumption is based on the Company’s historical and anticipated dividend distributions. The expected volatility is based upon a blend of the Company’s historical volatility of its stock price and its traded options. Forfeitures are estimated based upon historical and anticipated future experience. Based upon these assumptions, the Company has estimated the per share weighted-average grant fair value of its options granted during 2006, 2005 and 2004 at $2.47, $1.98, and $4.09, respectively.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share Based Payment Awards, which provides guidance on calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The FSP provides companies up to one year from the latter of its initial adoption of SFAS No. 123(R) or the effective date of the FSP to evaluate the transition alternatives and make a one-time election. The Company has elected the simplified method for its method of calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). Under the simplified method, the Company’s beginning pool of excess tax benefits is zero.

Stock-based compensation expense recognized under SFAS No. 123(R) for 2006 was $9,115, which consisted of stock-based compensation expense related to unvested grants of employee stock options and the Company’s ESPP. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized in the Company’s consolidated financial statements for 2005 and 2004 as the Company applied APB No. 25. However, the Company has previously reported pro forma disclosure information, as required under SFAS No. 123, Accounting for Stock-Based Compensation. The table below summarizes the stock-based compensation expense for 2006:

Year Ended December 31, 2006
Cost of goods sold	$2,887

Stock-based compensation expense included in cost of goods sold	2,887
Research, development and engineering	1,689
Selling, general and administrative	4,539

Stock-based compensation expense included in operating expenses	6,228

Total stock-based compensation expense included in income from operations	$9,115

The following table presents the impact of our adoption of SFAS No. 123(R) on selected line items in our consolidated financial statements for the year ended December 31, 2006 as compared to reporting under APB No. 25:

	Year Ended December 31, 2006
	As reported following
	SFAS No. 123(R)	APB No. 25
Cost of goods sold	$277,860	$274,973

Research, development and engineering	50,283	48,594
Selling, general and administrative	55,223	50,684

Total operating expenses	105,042	98,814

Net income	$21,751	$30,866

Net cash provided by operating activities	$22,198	$22,198
Net cash used in financing activities	$(16,874)	$(16,874)
Earnings per share:
Basic	$0.16	$0.22
Diluted	$0.15	$0.22

The table below summarizes the Company’s pro forma financial results for the years ended December 31, 2005 and 2004, as if stock-based compensation had been recognized for these periods utilizing the provisions of SFAS No. 123. Disclosures for the year ended December 31, 2006 are not presented as the stock-based compensation expense was recognized in the consolidated financial statements under SFAS No. 123(R):

	Years Ended December 31,
	2005	2004
Net income (loss) as reported	$3,980	$(29,054)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax(1)	(19,306)	(37,042)

Pro forma net loss	$(15,326)	$(66,096)

Net income (loss) per share:
Basic—as reported	$0.03	$(0.21)
Diluted—as reported	$0.03	$(0.21)

Basic—pro forma	$(0.11)	$(0.48)
Diluted—pro forma	$(0.11)	$(0.48)

(1)

On November 11, 2004, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of those employee stock options, excluding option grants to the Company’s board members and chief executive officer, with an option price equal to or greater than $9.00 per share. As a result, approximately 833 options with varying remaining vesting schedules were subject to the acceleration provision and became immediately exercisable, subject to the Company’s insider trading policy. In addition, on November 10, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of those employee stock options, excluding option grants to the Company’s board members and chief executive officer, with an option price equal to or greater than $5.35 per share. As a result of this acceleration, approximately 2,042 options with varying remaining vesting schedules were subject to the acceleration provision and became immediately exercisable, subject to the Company’s insider trading policy. The accelerations were done as part of a comprehensive review of the Company’s entire benefits program. The decision to accelerate some of the Company’s options was made after review of the Company’s current stock price, the competitive standpoint for the Company from the options, the benefit of the options to the employees and the potential effects of SFAS No. 123(R). The Company’s stock price was $4.00 on November 11, 2004 and $4.59 on November 10, 2005, as reported on the NASDAQ Global Select Market. The total pro-forma stock-based employee compensation expense of $37,042 for 2004 included approximately $4,223 of expense resulting from the November 11, 2004 acceleration. The total pro-forma stock-based employee compensation expense of $19,306 for 2005 included approximately $5,720 of expense resulting from the November 10, 2005 acceleration.

As of December 31, 2006, the total future compensation expense related to the current unvested stock options and the ESPP, net of estimated forfeitures, is expected to be approximately $10,661. This expense is expected to be recognized over a weighted average period of approximately 32 months. Summaries of the Company’s current stock-based payment arrangements are detailed further in Note 16.

Recent Accounting Pronouncements

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

Also in September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits companies from recognizing planned major maintenance costs under the “accrue in advance” method that previously allowed for the accrual of a liability over several reporting periods prior to the performance of the maintenance. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The Company adopted FSP AUG AIR-1 effective January 1, 2007. The implementation of this standard is not expected to have a material impact on our financial statements as the Company does not apply the “accrue in advance” method for its maintenance costs.

The Staff of the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements in September 2006. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company’s adoption of SAB No. 108 on December 31, 2006 did not have a material impact on the Company’s financial statements.

In July 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus and ratified Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences. Statement No. 43 provides guidance for accounting for compensated absences and states that an employer shall accrue a liability for employees’ compensation for future absences if certain conditions are met. However, since certain compensated absences such as sabbatical leave do not typically accrue until fully vested, there was uncertainty as to whether employee rights to the compensated absence accumulate and meet the conditions of Statement No. 43. The consensus reached by the EITF has determined that sabbatical and other similar benefits do accumulate and should be accrued for over the requisite service period. Further, the EITF has called for adoption of the consensus for fiscal years beginning after December 15, 2006. The Company has historically accrued for sabbatical leave only when the employee fully vests. EITF 06-2 was effective beginning January 1, 2007 and the Company will record a cumulative effect adjustment of approximately $2.0 million to retained earnings in the first quarter of 2007.

Also in July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued guidance also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 was effective for the Company beginning January 1, 2007 and the cumulative effect adjustment will be recorded in the first quarter of 2007. The Company does not anticipate that the adoption of FIN 48 will have a material impact on its consolidated financial statements.

Note 3.    Business Combinations

On January 5, 2005, the Company completed the acquisition of TFR Technologies, Inc. (“TFR”), a manufacturer and developer of thin film resonator filters for communication applications using bulk acoustic wave (“BAW”) technology. The Company paid $2,920 in cash on the closing date and paid an additional $2,263 during the first quarter of 2006. The Company is also obligated to pay royalties on revenues it recognizes from sales of TFR technology based products over the four year period subsequent to the closing date, up to a maximum of $3,000. As of December 31, 2006, the Company had recognized $101 of such royalties on the sales of TFR technology based products, which were recorded as additional goodwill. In addition, the Company has incurred total employee retention charges of $1,717, which were expensed over a period of 18 months subsequent to the closing date. During 2006 and 2005, the Company incurred $63 and $1,654, respectively, of such charges. In January 2006, the Company distributed $1,487 of the employee retention benefits and in July 2006, distributed the remaining $230.

The Company accounted for the TFR acquisition as a purchase in accordance with SFAS No. 141, Business Combinations. Details of the purchase price are as follows:

Cash paid at closing	$2,920
Cash due within one year	2,263
Royalties	101
Acquisition costs	166

Total	$5,450

The purchase price was allocated to TFR’s assets and liabilities based upon fair values as follows:

Cash	$370
Accounts receivables and other assets	678
Inventory	419
Property, plant and equipment	716
Intangible assets (Note 8)	936
Goodwill (Note 8)(1)	2,790
Payables and other liabilities	(459)

Total	$5,450

(1)	Includes $101 of royalties incurred subsequent to the closing of the transaction, through December 31, 2006.

The results of operations for the TFR business are included in the Company’s consolidated statements of operations for 2006 and 2005. Pro forma results of operations have not been presented for this acquisition because its effect was not material to the Company on either an individual or aggregate basis.

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

During the first quarter of 2005, the Company concluded that its optoelectronics operations were not going to meet the revenue projections it made when the Company initially acquired the operations from Agere in January 2003. As a result, the Company announced the sale of these operations on April 14, 2005 and entered into an agreement to sell its optoelectronics operations in Breinigsville, Pennsylvania and its optoelectronics subsidiary in Matamoros, Mexico to CyOptics, Inc. (“CyOptics”). The transaction allowed the Company to exit its optoelectronics operation that manufactured indium phosphide (“InP”) optical components. The sale, completed on April 29, 2005, was an asset sale including the products, manufacturing equipment, inventory, the Mexican entity, related intellectual property rights and other assets that constituted the operations that manufacture InP optical chips and components for the optical networking market. CyOptics paid the Company the following consideration: $13,500 of cash at closing, $4,500 of CyOptics’ preferred stock (representing approximately 10% of the voting shares of CyOptics on the closing date) and a promissory note in the amount of $5,633, which the Company recorded net of a $2,292 discount to record the note at a current market rate. The value of the preferred stock was objectively determined based on the cash paid by unrelated investors for the same series of preferred stock that the Company received in the transaction. These investors contributed cash for their shares around the same time the Company completed its transaction. The promissory note, which is senior to the preferred stock, was valued by considering a number of factors, including a third-party appraisal.

Separately, on July 13, 2005, TriQuint Optoelectronics, a wholly-owned subsidiary of the Company, completed the sale of the land and building and related facilities occupied by the Company’s former optoelectronics operations in Breinigsville, Pennsylvania to Hamilton TEK Partners, LP (“Hamilton”) for $9,300. Pursuant to the sale, the Company assigned to Hamilton a lease it had executed with CyOptics for approximately 90,000 square feet of the 849,000 square foot facility. The lease was executed on April 29, 2005 and was for a period of two years. In association with the sale, the Company has provided Hamilton with a guarantee on CyOptics’ obligation under the original lease term which will expire in March 2007. The financial impact of the sale, including the lease guarantee, and the sale of the operations resulted in a gain of $11,620 in 2005.

The Company’s consolidated financial statements have been reclassified for all periods presented to reflect the Breinigsville, Pennsylvania and Matamoros, Mexico optoelectronics operations as discontinued operations. The Company first reflected these operations as discontinued operations in the first quarter of 2005 when the Company decided to discontinue the operations. The revenues, costs and expenses directly associated with the optoelectronics business have been reported as discontinued operations on the consolidated statements of operations for all periods presented. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations. Additionally, assets and liabilities of the Breinigsville, Pennsylvania and Matamoros, Mexico operations were reclassified as held for sale on the Company’s consolidated balance sheets for all periods presented, and the Company’s consolidated statements of cash flows reflect the operations in Breinigsville, Pennsylvania and Matamoros, Mexico as discontinued operations for all periods presented.

Operating results of the discontinued optoelectronic operations are as follows:

	Year Ended December 31,
	2006	2005(1)	2004
Revenues	$—	$10,000	$34,034

Income (loss) from operations	—	1,356	(36,817)
Other income	—	23	(30)
Gain on disposal(2)	—	11,620	—
Income tax expense	—	4,816	28

Net income (loss) from discontinued operations	$—	$8,183	$(36,875)

(1)	As a result of the sale of the operations in April 2005, the results for 2005 represented only four months of operations.

(2)

The gain on disposal for 2005 represented the gain recorded on the sale of the Company’s optoelectronics operations in Breinigsville, Pennsylvania and its optoelectronics subsidiary in Matamoros, Mexico to CyOptics and the gain recorded on the sale of the Company’s Pennsylvania facility to Hamilton.

Note 5.    Selected Financial Statement Information

	December 31, 2006	December 31, 2005
Accounts receivable, net:
Trade accounts receivable	$65,150	$52,041
Allowance for doubtful accounts	(462)	(755)

	$64,688	$51,286

Inventories, net:
Raw materials	$27,622	$16,598
Work-in-process	39,465	21,487
Finished goods	17,792	11,299

	$84,879	$49,384

Property, plant and equipment, net:
Land	$19,691	$19,691
Buildings	89,177	88,918
Leasehold improvements	4,811	4,719
Machinery and equipment	264,285	242,502
Furniture and fixtures	5,066	4,952
Computer equipment and software	27,545	20,777
Assets in process	19,670	15,115

	430,245	396,674
Accumulated depreciation	(229,899)	(205,885)

	$200,346	$190,789

Accrued payroll:
Accrued payroll and taxes	$5,237	$3,789
Accrued vacation and sick pay	6,078	4,920
Self-insurance liability	692	714

	$12,007	$9,423

Other accrued liabilities:
Warranty liability	$490	$702
Accrued interest payable	2,917	2,916
Accrued acquisition costs	47	3,722
Other	8,697	8,748

	$12,151	$16,088

Note 6.    Investments in Marketable Securities

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2006 and 2005 consisted of the following:

At December 31, 2006	Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Available-for-sale:
U.S. treasury securities and obligations of U.S government agencies	$130,995	$3	$(382)	$130,616
Corporate debt securities and other	108,708	1	(11)	108,698

	$239,703	$4	$(393)	$239,314

At December 31, 2005	Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Available-for-sale:
U.S. treasury securities and obligations of U.S government agencies	$229,897	$—	$(2,940)	$226,957
Corporate debt securities and other	76,215	—	(180)	76,035

	$306,112	$—	$(3,120)	$302,992

Investments with an unrealized holding loss for greater than and less than 12 consecutive months at December 31, 2006 and 2005 were as follows:

	Greater than 12 months		Less than 12 months		Total Fair Value	Total Unrealized Losses
At December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities and obligations of U.S. government agencies	$99,336	$(377)	$15,788	$(5)	$115,124	$(382)
Corporate debt securities and other	4,771	(7)	27,020	(4)	31,791	(11)

	$104,107	$(384)	$42,808	$(9)	$146,915	$(393)

	Greater than 12 months		Less than 12 months		Total Fair Value	Total Unrealized Losses
At December 31, 2005	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities and obligations of U.S. government agencies	$178,715	$(2,544)	$48,242	$(396)	$226,957	$(2,940)
Corporate debt securities and other	8,719	(77)	67,316	(103)	76,035	(180)

	$187,434	$(2,621)	$115,558	$(499)	$302,992	$(3,120)

Investments by contractual maturity are as follows:

	December 31, 2006		December 31, 2005
	Cost	Fair Value	Cost	Fair Value
Due or callable in one year or less	$239,703	$239,314	$198,730	$197,377
Due after one year through 42 months	$—	$—	$107,382	$105,615

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operational and financing cash flow factors. At December 31, 2006 and 2005, all unrealized holding losses were considered to be temporary as the Company has the ability and intent to hold the investments until a recovery of fair value. During 2006, 2005 and 2004, the Company did not recorded record any other-than-temporary impairments on its investments.

Note 7.    Net Income (Loss) Per Share

Net income (loss) per share is presented as basic and diluted net income (loss) per share. Basic net income (loss) per share is net income (loss) available to common stockholders divided by the weighted-

average number of common shares outstanding. Diluted net income (loss) per share is similar to basic net income (loss) per share, except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect. Further, under SFAS No. 128, Earnings per Share, continuing operations is the governing measure for the determination of antidilution.

The following summarizes the elements included in the calculation of basic and diluted net income (loss) per share for 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
Net income (loss) from continuing operations	$21,751	$(4,203)	$7,821
Net income (loss) from discontinued operations	—	8,183	(36,875)

	$21,751	$3,980	$(29,054)

Weighted-average shares outstanding—Basic	139,236	139,566	136,936
Dilutive securities	1,953	—	2,024

Weighted-average shares outstanding—Dilutive	141,189	139,566	138,960

Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$0.16	$(0.03)	$0.06
Net income (loss) per share from discontinued operations	—	0.06	(0.27)

	$0.16	$0.03	$(0.21)

Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$0.15	$(0.03)	$0.06
Net income (loss) per share from discontinued operations	—	0.06	(0.27)

	$0.15	$0.03	$(0.21)

For 2006, 2005 and 2004, options and other exercisable convertible securities under the treasury stock method totaling and 20,472 shares, 20,762 shares and 16,727 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

Note 8.    Goodwill and Other Acquisition-Related Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to perform impairment tests of goodwill at least annually or when events and circumstances warrant. The Company performs this test in the fourth quarter of each year unless indicators warrant testing at an earlier date. Based upon the Company’s annual assessments that were performed for 2006 and 2005, no impairments of goodwill were recorded. Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	Useful Life (Years)	December 31, 2006			December 31, 2005
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-amortizing:
Goodwill		$3,240	$—	$3,240	$3,139	$—	$3,139
Amortizing:
Patents, trademarks and other	2 - 10	8,352	7,229	1,123	8,352	6,839	1,513

Total intangible assets		$11,592	$7,229	$4,363	$11,491	$6,839	$4,652

During 2006, the Company recorded $101 of goodwill associated with royalties from products related to the Company’s acquisition of TFR. During 2005, the Company recorded $2,689 of goodwill and $936 of amortizing intangible assets associated with the initial acquisition of TFR. The fair value of the intangible assets acquired as part of the acquisition, which were given useful lives that range from less than one year to ten years, were determined by management, who considered a number of factors including an evaluation by an independent appraiser. The goodwill was recorded as the excess of the total consideration paid for TFR, less the net assets identified (see Note 3 for further discussion).

Amortization expense of intangible assets was approximately $390, $1,234 and $1,831 for 2006, 2005 and 2004, respectively. Amortization expense related to intangible assets at December 31, 2006 in each of the next five fiscal years and beyond is expected to be as follows:

2007	$258
2008	239
2009	239
2010	149
2011	59
Thereafter	179

$1,123

Note 9.    Convertible Subordinated Notes

In February and March 2000, the Company completed the sale of $345,000 aggregate principal amount of 4% convertible subordinated notes due March 1, 2007, raising approximately $333,900 net of fees and expenses. The notes are unsecured obligations of the Company, subordinated to all of the Company’s present and future senior indebtedness and do not contain significant restrictive covenants. Interest on the notes is payable in arrears semiannually on each March 1 and September 1. The notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company’s common stock at a conversion price per share of $67.80, subject to certain adjustments. Financing costs related to the issuance of the debt are capitalized as “Other noncurrent assets, net” on the Company’s balance sheet, and are amortized over the term of the related debt using the straight-line method which approximates the effective interest method. Since issuance, the Company has made various repurchases of the outstanding bonds, reducing the balance outstanding. The following schedule summarizes the repurchases during the years presented:

Year of repurchase	Book value of notes repurchased	Cost of notes repurchased	Gain on repurchase	Bond issuance costs written-off
2006	$—	$—	$—	$—
2005	$5,000	$4,844	$114	$42
2004	$45,000	$43,875	$539	$586

At December 31, 2006, the Company had $218,755 principle amount of its convertible subordinated notes outstanding and net capitalized issuance costs of $168, as compared to $218,755 of convertible subordinated notes outstanding and $1,173 of net capitalized issuance costs at December 31, 2005. During 2006, 2005 and 2004, the Company amortized $1,005, $1,013 and $1,104, respectively, of the capitalized issuance costs. The fair value of the outstanding convertible subordinated notes at December 31, 2006 and 2005 was $214,380 and $212,192, respectively. On March 1, 2007, the Company retired the balance of the notes, and accumulated interest, with its cash reserves.

Note 10.    Income Taxes

Domestic and foreign pre-tax income (loss) for 2006, 2005 and 2004 were as follows:

	Years Ended December 31,
	2006	2005	2004
Domestic	$18,081	$(16,949)	$(9,905)
Foreign	6,466	9,173	18,123

	$24,547	$(7,776)	$8,218

Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004, consisted of the following:

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$134	$(405)	$(335)
State	(10)	—	(53)
Foreign	2,672	1,648	785

	2,796	1,243	397

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Tax benefit allocated to discontinued operations	—	(4,816)	—

	—	(4,816)	—

Net income tax expense (benefit)	$2,796	$(3,573)	$397

The actual income tax expense (benefit) reported for operations is different from that which would have been computed by applying the federal statutory tax rate to income (loss) before income taxes. A reconciliation of income tax expense as computed at the U.S. Federal statutory income tax rate to the provision for income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Years Ended December 31,
	2006	2005	2004
Tax (benefit) expense at United States statutory rate	35.0%	(35.0)%	35.0%
State income tax, net of federal effect	—	0.9	(0.4)
Change in valuation allowance	2.6	16.1	(95.4)
Net operating loss utilized	(33.6)	—	—
Foreign income tax	8.0	21.2	9.6
Costa Rican subsidiary tax holiday	(26.6)	(25.0)	(39.1)
Deemed dividend from foreign subsidiary	7.1	44.0	99.6
Stock-based compensation	6.3	—	—
Tax benefit allocated to continuing operations from discontinued operations	—	(61.8)	—
Other, net	12.6	(6.3)	(4.5)

Effective tax rate	11.4%	(45.9)%	4.8%

Deferred income tax assets and liabilities consist of the tax effects of temporary differences. These temporary differences as of December 31, 2006 and 2005 were as follows:

	December 31, 2006	December 31, 2005
Deferred tax assets:
Amortization and depreciation	$29,968	$37,359
Capital research and development expenditures	18,957	2,955
Reserves and allowances	594	514
Accrued liabilities	2,018	2,127
Impairment of investment in other companies	3,797	3,813
Inventory	10,785	6,109
Net operating loss carryforwards	34,998	57,018
Capital loss carryforwards	5,250	5,763
Research and development, and other credits	2,962	1,866
Stock-based compensation	1,248	—
Other	1,040	645

Total deferred tax asset	111,617	118,169
Valuation allowance	(111,617)	(118,169)

Net deferred tax asset	$—	$—

The Company recorded a tax charge (benefit) from continuing operations of $2,796, $(3,573) and $397 for 2006, 2005 and 2004, respectively. The provisions for 2006, 2005 and 2004 do not reflect a benefit for prior year losses due to a full valuation allowance against deferred tax assets. The net increase (decrease) in total valuation allowance for the deferred tax assets for 2006, 2005 and 2004 were $(6,552), $1,252 and $(7,843), respectively.

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

Although the Company anticipates future sustained profitability, SFAS No. 109 requires that recent historical operating performance and income projections be considered in assessing if the deferred tax assets are realizable. The more likely than not assessment was principally based upon the significant tax losses generated during 2004, 2003 and 2002.

At December 31, 2006, the Company had approximately $97,116 of net operating loss carryforwards to offset future U.S. taxable income, expiring from 2019 through 2024, and $71,980 for state tax purposes, expiring 2007 through 2025. During 2003, the Company settled an IRS tax audit relating to the 2000 and 2001 tax years, which resulted in the reduction of net operating loss carryforwards by $2,292 and $10,105, respectively. Also in 2003, the Company generated $16,248 of capital loss carryforwards partially offset in 2004 by $3,670 of capital gain. In 2006, the sale of stock of a privately held company increased the capital loss by $1,858. The remaining $14,436 capital loss carryforward will offset future capital gains, of which $12,578 will expire in 2008, followed by $1,858 in 2010. The Company has placed a full valuation allowance against the tax effect of all net operating and capital loss carryforwards.

As a result of adopting SFAS No. 123 (R), deferred tax assets and the related valuation allowance decreased by approximately $16 million relating to U.S. income tax benefits of stock option deductions. This benefit will be credited to additional paid in capital, when and if realized.

The Company provided for deferred taxes on the non-repatriated earnings of its subsidiary in Costa Rica prior to fiscal 2000. This subsidiary benefited from a complete exemption from Costa Rican income taxes through 2003, a 75% exemption through 2007 and a 50% exemption through 2011. The Company’s investments in Germany and Costa Rica are permanent and therefore its earnings are considered indefinitely reinvested; and, accordingly, no provision for U.S. federal and state income taxes has been provided for 2006, 2005 or 2004. In the event the Costa Rican or German subsidiaries remit these earnings to the U.S. parent, the earnings may be subject to U.S. federal and state income taxes. The estimated unrecognized deferred income tax liability on these unremitted earnings at December 31, 2006, 2005 and 2004 was $42,061, $43,348 and $46,285, respectively.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA provides incentives for United States multinational corporations, subject to certain limitations. The incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad. Due to the existence and amount of the Company’s net operating loss carryforwards, the Company did not benefit from this provision in the AJCA.

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

Note 11.    Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations for each month are remeasured at the prior month’s balance sheet rate. To manage its exposure to foreign currency exchange rate fluctuations, the Company enters into derivative financial instruments, including hedges. The ineffective portion of the gain or loss on derivative instruments that are designated and qualify as cash flow hedges are immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized into earnings. For 2006, the Company reported foreign currency losses from remeasurement and hedging activity of $90 as compared to gains from remeasurement and hedging activity of $4 during 2005 and $2,125 during 2004, respectively. The gains recorded in 2004 were primarily due to the revaluation of a euro based non-trade receivable related to the repayment of the contingent earnout deposit from the Infineon acquisition (see Note 18 for further discussion).

As of December 31, 2006 and 2005, the notional amounts of the Company’s currency exchange contracts outstanding were approximately $4,118 and $3,385, respectively. The notional value of the contracts designated as cash flow hedges at December 31, 2006 and 2005 were approximately $4,118 and $3,385, respectively. There were no contracts outstanding at December 31, 2006 and 2005 designated as fair value hedges.

Note 12.    Reduction in Force

During 2005, the Company recorded a charge to earnings of $341 for severance related costs associated with a reduction in force of approximately 130 employees at the Company’s Florida and Costa Rica operations. This reduction in force was made due to declining quarterly revenues from these operations and the Company’s ongoing effort to align costs and capacity with its levels of production and revenues. As of December 31, 2006, no liability remained from the reduction in force.

During 2004, the Company accrued and recorded as a charge to earnings severance costs of $429 associated with a reduction in force of approximately 30 employees assigned to its Texas operations. The charge was a result of the Company’s ongoing efforts to align costs and capacity with its levels of production and revenues. As of December 31, 2004, no liability remained for the unpaid portion of these severance costs.

The Company did not incur any charges related to reductions in workforce in 2006. The following table details the severance activity for periods presented:

	Years Ended December 31,
	2006	2005	2004
Beginning severance liability	$3	$—	$—
Severance charges incurred	—	341	429
Severance disbursements	(3)	(338)	(429)

Ending severance liability	$—	$3	$—

Note 13.    Impairments

Impairments of Long-Lived Assets and Intangibles

During 2005 and 2004, the Company recorded impairment charges of $31 and $710, respectively, in order to reduce the carrying value of certain long-lived assets to their current market values. The impairments were due to business decisions, current and projected market conditions resulting in excess capacity and reduced cash flow projection on these assets. Factors incorporated in the projections of future cash flows included reduced revenue projections of future years compared to prior projections, continued excess capacity, the continuation of the trend toward the movement of production to offshore facilities and independent third-party valuations. These factors, combined with further reductions in the demand for, and value of, used semiconductor fabrication equipment resulted in additional impairments over and above those previously recorded. The impairments taken during 2005 and 2004 were as follows:

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

The Company had no such charges in 2006.

Impairments of Investments in Other Companies

During 2006, the Company recovered $142 from a previously impaired investment as the result of the investee being purchased by another company. During 2005 and 2004, the Company recorded impairment charges of $155 and $1,189, respectively, related to the deteriorating financial condition of certain investments in privately held technology companies. The investments were in small companies whose valuations declined significantly based on factors such as current equity offerings, projected financial conditions, decline in market value of similar companies, or cessation of operations. The charges were derived through analysis of such companies’ current operating results, anticipated future results and discussions with such companies’ representatives. The following table provides a summary of the impairments during each of the years presented:

Year	Description	Impairment
2006	• Recovery of an impairment previously recognized from the investee being purchased by another company	$(142)

	Total recoveries of impairments in 2006	$(142)

2005	• Impairment of investment in two privately held companies due to deteriorating financial condition and/or dilution of ownership interest, net	$55
	• Impairment of investments in a privately held companies based on deteriorating financial conditions	100

	Total impairments in 2005	$155

2004	• Impairment of investment in an optoelectronics company that ceased operations, net of expected proceeds from recovered assets	$652
	• Impairment of investments in two privately held companies based on deteriorating financial conditions and/or reduction in the Company’s ownership interest	537

	Total impairments in 2004	$1,189

Note 14.    Commitments and Contingencies

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

On February 28, 2007, a purported derivative action (case no. CV 07-0299) was filed on behalf of the Company’s stockholders in the United States District Court for the Central District of Oregon against TriQuint and certain of its officers and directors. The plaintiffs allege that TriQuint and the individual defendants violated federal and state securities laws, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, and gross mismanagement, and were unjustly enriched by improperly backdating stock options, resulting in false or misleading disclosures regarding TriQuint’s business and financial condition. The plaintiffs also allege that TriQuint failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in TriQuint’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees.

The Company has also received an informal request for information from the staff of the San Francisco district office of the Securities and Exchange Commission regarding its option granting practices in October 2006; and was contacted by the Office of the U.S. Attorney for the District of Oregon and was asked to produce documents relating to its option granting practices on a voluntary basis in November 2006. The Company is cooperating with these informal inquiries.

Prior to the filing of its quarterly report on Form 10-Q for the quarter ended September 30, 2006, the Company conducted an extensive review of its option grant practices. The Company’s management concluded that no backdating had occurred with respect to its option grants and that prior disclosures regarding its option grants were not incorrect. The Company completed the filing of its Form 10-Q on November 9, 2006 and remains current in its reporting under the Securities Exchange Act of 1934, as amended.

Lease Commitments

The Company currently leases certain equipment, office and manufacturing space under operating leases. Lease terms range from approximately one to 5 years, expiring at various dates through 2011 with options to renew at varying terms. Commitments for minimum lease payments under non-cancelable leases as of December 31, 2006 were as follows:

2007	$1,697
2008	1,039
2009	349
2010	216
2011	192
Thereafter	—

$3,493

Future minimum lease payments have not been reduced by future minimum sublease rentals of $139 under an operating lease. Rent expense under cancelable and non-cancelable operating leases for 2006, 2005, 2004 was $2,232, $2,039 and $1,675, respectively.

Note 15.    Concentration of Credit Risk

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

Credit Risk

The Company performs periodic credit evaluations of certain customers and generally does not require collateral; however, in certain circumstances, the Company may require letters of credit from its customers. All of the Company’s customers are in the communications or military markets.

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

Note 16.    Stock, Stock Options and Rights

Common Stock

The Company has authorized capital of 600,000 shares, $.001 par value common stock. Holders of the common stock are entitled to one vote for each share of common stock on all matters submitted to a vote of the Company’s stockholders.

Stock Options

The Company had two stock option plans under which shares were available for grant during 2006: the 1996 Stock Incentive Plan (the “1996 Plan”) and the 1998 Nonstatutory Stock Option Plan (the “1998 NQ Plan” and together with the 1996 Plan, the “Plans”). The 1996 Plan provides for the grant of incentive stock options to officers, outside directors and other employees of the Company or any parent or subsidiary. The 1998 NQ Plan provides for the grant of non-qualified stock options to non-officer employees of the Company and has not been submitted to the Company’s stockholders for approval. The Plans were amended in 2002 to provide that options granted thereunder must have an exercise price per share no less than 100% of the fair market value of the share price on the grant date. Further, with respect to any participant who owns a quantity of stock representing more than 10% of the voting rights of the Company’s outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date. In 2005, the 1996 Plan was further amended to extend the term of the plan to 2016 and permit the award of restricted stock, restricted stock units, stock appreciation rights, performance shares and performance units in addition to the grant of stock options. In addition, the amendment provided specific performance criteria that the plan administrator may use to establish performance objectives, a formula mechanism that provides for automatic grants to the non-employee chairman of the Board and limited management’s ability to (i) reprice any outstanding stock option or stock appreciation right after it has been granted (other than pro rata adjustments to reflect stock dividends and other corporate events) and (ii) cancel any outstanding stock option or stock appreciation right and replace it with a new stock option or stock appreciation right with a lower exercise price, unless approved by the Company’s stockholders. The terms of each grant under the Plans may not exceed 10 years.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans at December 31, 2006 (in thousands):

	Authorized	Available	Outstanding
1996 Stock Incentive Program	36,050	7,471	23,529
1998 Nonstatutory Stock Option Plan	4,000	1,493	1,170
Sawtek Stock Option Plans(1)	2,439	—	1,033

Total	42,489	8,964	25,732

(1)	Includes the acquired Sawtek Inc. Second Stock Option Plan and the Sawtek Inc. Stock Option Plan for Acquired Companies

Subject to the discretion of the Board of Directors and beginning in 2006, outstanding options granted to new employees under the Plans generally vest and become exercisable at the rate of 25% at the end of the first year, and thereafter at a rate of 6.25% per quarter until fully vested. Options granted to current employees generally become exercisable at the rate of 25% per quarter during either the third or fourth year following the grant, or as approved by the Compensation Committee. All options granted to employees generally expire 10 years after the grant date. Annual option grants to sitting board members generally expire five years after the grant date. Option grants to newly elected board members generally expire ten years after the grant date.

The following summarizes the Company’s stock option transactions for 2006, 2005 and 2004 (in thousands, except per share data):

	Years Ended December 31,
	2006		2005		2004
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	23,440	$10.78	25,852	$11.30	24,257	$12.21
Granted	3,871	$4.71	3,124	$3.27	5,108	$5.53
Exercised	(455)	$3.39	(362)	$2.97	(1,253)	$3.60
Cancelled	(1,124)	$14.17	(5,174)	$9.40	(2,260)	$12.32

Outstanding at end of year	25,732	$9.84	23,440	$10.78	25,852	$11.30

Exercisable at end of year	19,179	$11.77	18,623	$12.58	16,734	$14.72

The aggregate intrinsic value of options exercised during 2006, 2005 and 2004 was $708, $411 and $3,845, respectively. Fully vested outstanding options at December 31, 2006 had an aggregate intrinsic value of $7,301, based upon the Company’s closing stock price on that date of $4.50 per share. The aggregate intrinsic value of all outstanding options at December 31, 2006 was $10,642. The Company issues new shares of common stock upon exercise of stock options.

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2006 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life-Years	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price
$ 1.91 - $ 5.00	12,712	6.23	$3.74	6,712	$3.43
$ 5.01 - $10.00	6,398	5.95	$6.64	5,845	$6.74
$10.01 - $15.00	2,175	4.22	$11.44	2,175	$11.44
$15.01 - $25.00	1,956	3.22	$20.98	1,956	$20.98
$25.01 - $61.44	2,491	3.62	$39.09	2,491	$39.09

$ 1.91 - $61.44	25,732	5.51	$9.84	19,179	$11.77

Employee Stock Purchase Plan

The Company also has an ESPP, pursuant to which participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s common stock at a discount. In August, 2006, the Company’s board of directors amended the ESPP to shorten the look-back period of offerings commencing after November 30, 2006 from two years to six months. Offerings in effect as of November 30, 2006 remain unaffected by the amendment. These offerings purchase shares at 85% of the lower of the fair market value on the first day of the two year offering period or the last day of each six month exercise period. If the share price at the end of any six moth exercise period is less than the share price on the first day of the offering, that offering is closed subsequent to that purchase and all employees are transferred the new offering. Offerings subsequent to November 30, 2006 will allow shares to be purchased at 85% of the lower of the fair market value on the first or last day of the six month offering period.

The Company’s ESPP purchases occur on the last business days of May and November of each year. During 2006, 2005 and 2004, approximately 2,236, 1,945 and 2,117 shares, respectively, of the Company’s common stock were purchased under the ESPP. The Company issues new shares of common stock for purchases through the ESPP. As of December 31, 2006, 165 shares were reserved for issuance under the ESPP; however, the ESPP has an automatic increase provision in May of each year that allows for an automatic increase of the lesser of (i) the number of shares needed to restore the maximum aggregate number of shares under the ESPP to the 2,400 shares originally authorized or (ii) a lesser amount determined by the board of directors. The current ESPP will expire in December 2007, unless the 2007 Employee Stock Purchase Plan (the “2007 ESPP”) is approved by the Company’s stockholders, in which event, new offering periods will cease.

In February 2007, the Company’s board of directors adopted, subject to the approval of the Company’s stockholders, the 2007 ESPP. Subject to stockholder approval, the 2007 ESPP will go into effect on June 1, 2007 and will provide for six month offering and purchase periods. Participants will be able to purchase shares at 85% of the lower of the closing sales price of the Company’s common stock on the first or last day of the six month purchase period. Approximately 2,000 shares will be reserved for issuance under the 2007 ESPP, subject to annual increases commencing January 1, 2008 of the lesser of (i) 3,000 shares, (ii) 1.5 % of the number of shares outstanding on the last day of the immediately preceding fiscal year or (iii) an amount determined by the board of directors. The 2007 ESPP will expire in February 2017.

Employee Stock Ownership Plan

In addition, the Company has an employee stock ownership plan (“ESOP”) for employees of its former Sawtek, Inc. subsidiary. The Company had previously made contributions to the ESOP, however in 2003 the ESOP was retired. As such, there have been no ESOP expenses since 2003 and as of December 31, 2003, all shares under the ESOP had been allocated. A portion of our employees continue to hold shares in their ESOP account.

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

Note 17.    Employee Benefit Plans

The Company has a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees in the U.S. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. Company contributions to the 401(k) Plan were approximately $1,048, $1,059 and $543 in 2006, 2005 and 2004, respectively. The Company also has profit sharing and other benefit plans covering substantially all employees worldwide. The Company made contributions under these plans of approximately $2,447, $674 and $508 for 2006, 2005 and 2004, respectively.

During the fourth quarter of 2004, the Company’s Board of Directors approved a non-qualified deferred compensation plan (the “Compensation Plan”). Under the Compensation Plan, employees who are eligible to participate and members of its Board of Directors, are provided with the opportunity to defer a specified percentage of their cash compensation which the Company will be obligated to deliver on a future date. At the time of deferral, the Company allocates the deferred monies to a trust account that is invested at the participants’ election. The amount of compensation to be deferred by each participating employee or board member will be based on elections by each participant and adjusted for any positive or negative investment results from investment alternatives selected by the participant under the Compensation Plan. The liability for the deferred compensation is included in “Other long-term liabilities” on the Company’s balance sheet and was $928 at December 31, 2006 and $505 at December 31, 2005. The value of the funds allocated to the trust by the Company was $928 at December 31, 2006 and $505 at December 31, 2005, and was included in “Other noncurrent assets, net.” For 2006 and 2005, the total participant deferrals were $390 and $401, respectively.

The Company also has a pension obligation related to its German subsidiary, acquired as a result of the Company’s purchase of the Infineon Technologies AG, GaAs business in 2002. The pension liability becomes payable when the covered employees reach the age of 60 or 65 and the Company has elected to secure the liability through a reinsurance program paid for by the Company. The Company has included the obligation to deliver the pension obligation in the “Other long-term liabilities” line item on our consolidated balance sheet and the insurance receivables in the “Other noncurrent assets, net.” The value of the pension obligation at December 31, 2006 and 2005 was $2,628 and $2,055, respectively. The value of the insurance receivable at December 31, 2006 and 2005 was $2,411 and $2,005, respectively. The disclosures required by SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (as amended), have not been included due to the insignificance of the plan.

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

Note 19.    CyOptics Subordinated Promissory Note and Preferred Stock

On April 29, 2005, the Company completed the sale of its optoelectronic operations in Breinigsville, Pennsylvania and its optoelectronics subsidiary in Matamoros, Mexico to CyOptics. The terms of the sale included $4,500 of preferred stock representing approximately 10% of the voting shares of CyOptics and a subordinated unsecured promissory note for $5,633 which was discounted $2,292 to reflect the current market rate for similar debt of comparable companies. The promissory note is an interest-bearing note at the rate of the lesser of (i) 8.5% and (ii) 3.0% plus the one-year LIBOR, as determined on the date of the note and redetermined on each subsequent April 1 thereafter. At the time of the transaction, the Company reviewed current market rates for similar debt, analyzed CyOptics’ financial condition and obtained an independent valuation analysis on the debt. As a result, the Company determined the market rate for similar debt was approximately 20% and thus recorded a discount on the original value of the note to record it at a current market rate. The initial payment of interest on the note is due April 1, 2007. The $4,500 of preferred stock obtained in the transaction represented approximately 10% of the capital stock of CyOptics on a fully diluted basis on the closing date. The stock is non-redeemable Series F preferred stock and ranks prior and in preference to other series of preferred stock. The value of the preferred stock was objectively determined based upon the price paid by unrelated parties for the same Series F preferred stock on the same date as the closing of the sale of the optoelectronics operations. The combined investment is being accounted for utilizing the cost method and as such, the fair value of the investment is not adjusted if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. At December 31, 2006, the Company was not aware of any events or changes in circumstances that may have a significant adverse effect on the fair value.

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

The Company’s revenue by business market (as a percentage of total revenues) were as follows:

	Years Ended December 31,
	2006	2005	2004
Business market:
Wireless handsets	51%	43%	44%
Broadband	22%	21%	22%
Base station	15%	21%	19%
Military	12%	15%	15%

	100%	100%	100%

Revenues are reported in the geographic area where the sale originates. Our Costa Rica facility provides manufacturing services to our U.S. operations and does not generate revenue from external parties. Prior to 2005, our Costa Rica facility had recognized revenue from the point of shipment and hence the Company had recorded revenue for our Costa Rica location. The revenue our Costa Rica facility currently recognizes is on the manufacturing services it provides to our U.S. operations and is intended to reflect the market price of the service. This market price is above cost and is consistent with rules and regulations of taxing authorities. Such transfers are eliminated in the consolidated financial statements. The functional currency for the Costa Rican operations is the U.S. dollar as most material and equipment costs are denominated in the U.S. dollar. The impact of fluctuations of the local Costa Rican currency is not considered significant and the foreign exchange rate is not hedged. Selected financial information by geographical area is summarized below:

	Years Ended December 31,
	2006	2005	2004
Revenues from continuing operations (origin):
United States	$401,793	$294,787	$270,038
Costa Rica	17,465	23,637	80,547
Transfers / Eliminations	(17,465)	(23,637)	(37,614)

	$401,793	$294,787	$312,971

Operating income (loss) from continuing operations:
United States	$16,903	$(17,850)	$1,419
Costa Rica	1,988	7,399	8,741
Transfers / Eliminations	—	—	—

	$18,891	$(10,451)	$10,160

Long-lived assets:
United States	$181,806	$170,372	$172,859
Costa Rica	19,895	23,672	27,783
Other	3,008	1,397	1,137

	$204,709	$195,441	$201,779

Our products are sold to customers in various countries and shipped to factories around the world. Our revenues derived from customers located outside the U.S. were approximately $241,190 during 2006, of which revenues from China and Singapore were approximately $55,564 and $43,718, respectively. Revenues outside of the U.S. were approximately $199,181 in 2005, of which revenues from China were approximately $67,412. In 2004, revenues outside of the U.S. were approximately $181,825, of which revenues from China and Korea were approximately $47,915 and $37,657, respectively. There were no other countries from which revenues represented 10% or more of total revenues for the periods presented.

Revenues from customers representing approximately 10% or more of total revenues for each period as follows (as a percentage of total revenues):

	Years Ended December 31,
	2006	2005		2004
Samsung	15%		(1)	(1)
Motorola	14%	13%		12%
Nokia	(1)		(1)	10%

(1)	During the period presented, the customer did not represent more than 10% of the Company’s total revenues.

Related receivables from Motorola at December 31, 2006, 2005 and 2004 were 25%, 17% and 11% of trade accounts receivable, respectively. Related receivables from Samsung at December 31, 2006 were 14% of trade accounts receivable. Related receivables from Nokia at December 31, 2004 were 5% of trade accounts receivable.

Note 21.    Subsequent Events

Our selling, general and administrative expenses for 2006 increased from those that we reported in our February 8, 2007 earnings release due to an accrual related to outstanding litigation.

On March 1, 2007, the Company’s 4% convertible subordinated notes became due. At this time, the Company retired the notes and paid $218,755 of principle and $4,375 of accrued interest from its cash reserves resulting in a net cash outflow of $223,130.

On February 28, 2007, a purported derivative action (case no. CV 07-0299) was filed on behalf of the Company’s stockholders in the United States District Court for the Central District of Oregon against TriQuint and certain of its officers and directors. The plaintiffs allege that TriQuint and the individual defendants violated federal and state securities laws, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, and gross mismanagement, and were unjustly enriched by improperly backdating stock options, resulting in false or misleading disclosures regarding TriQuint’s business and financial condition. The plaintiffs also allege that TriQuint failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in TriQuint’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees.

In October 2006, the Oregonian, a Portland, Oregon newspaper, ran an article regarding the potential backdating of option grants by TriQuint and other Portland, Oregon based companies. Subsequently in October 2006, the Company received an informal request for information from the staff of the San Francisco district office of the Securities and Exchange Commission regarding its option granting practices. The Company was also contacted by the Office of the U.S. Attorney for the District of Oregon in November 2006, and was asked to produce documents relating to its option granting practices on a voluntary basis. The Company is cooperating with these informal inquiries.

Prior to the filing of its quarterly report on Form 10-Q for the quarter ended September 30, 2006, the Company conducted an extensive review of its option grant practices. The Company’s management concluded that no backdating had occurred with respect to its option grants and that prior disclosures regarding its option grants were not incorrect. The Company completed the filing of its Form 10-Q on November 9, 2006 and remains current in its reporting under the Securities Exchange Act of 1934, as amended.

Note 22.    Summarized Quarterly Data (Unaudited)

	Fiscal Year 2006 Quarters(2)
	1st(3)	2nd(4)	3rd(5)	4th(6)	Total
	(In thousands, except per share data)
Revenues	$87,880	$96,341	$103,259	$114,313	$401,793
Gross profit	$26,589	$30,917	$32,835	$33,592	$123,933
Net income	$2,246	$5,648	$8,081	$5,776	$21,751
Net income per common share(1)
Basic	$0.02	$0.04	$0.06	$0.04	$0.16
Diluted	$0.02	$0.04	$0.06	$0.04	$0.15

	Fiscal Year 2005 Quarters(2)
	1st(7)	2nd(8)	3rd(9)	4th(10)	Total
	(In thousands, except per share data)
Revenues	$66,965	$67,927	$75,235	$84,660	$294,787
Gross profit	$17,313	$19,147	$23,589	$24,292	$84,341

(Loss) income from continuing operations	$(7,615)	$(1,525)	$2,053	$2,884	$(4,203)
(Loss) income from discontinued operations	(130)	7,734	522	57	8,183

(Loss) net income	$(7,745)	$6,209	$2,575	$2,941	$3,980
Basic net (loss) income per common share(1)
Continuing operations	$(0.06)	$(0.01)	$0.02	$0.02	$(0.03)
Discontinued operations	0.00	0.05	0.00	0.00	0.06

	$(0.06)	$0.04	$0.02	$0.02	$0.03
Diluted net (loss) income per common share(1)
Continuing operations	$(0.06)	$(0.01)	$0.02	$0.02	$(0.03)
Discontinued operations	0.00	0.05	0.00	0.00	0.06

	$(0.06)	$0.04	$0.02	$0.02	$0.03

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

(2)

During each of the quarters in 2005, the Company incurred approximately $414 of acquisition related charges associated with the Company’s TFR acquisition on January 5, 2005. During the first and second quarters of 2006, the Company incurred an additional $42 of such charges. In the third quarter of 2006, $21 of the charges were reversed as the required performance milestone was not fulfilled.

(3)	During the first quarter of 2006, the Company recorded a loss on the disposal of equipment of $38.

(4)	During the second quarter of 2006, the Company recorded a gain on the disposal of equipment of $9 and a recovery of a previously impaired investment of $133.

(5)	During the third quarter of 2006, the Company recorded a loss on the disposal of equipment of $8.

(6)	During the fourth quarter of 2006, the Company recorded a gain on the disposal of equipment of $564 and a recovery of a previously impaired investment of $9.

(7)	During the first quarter of 2005, the Company recorded a gain on the disposal of equipment of $206.

(8)

During the second quarter of 2005, the Company recorded a reduction in workforce charge of $362, an impairment charge on an investment in another company of $100 and a gain from the retirement of debt of $114.

(9)	During the third quarter of 2005, the Company recorded a gain of $954 related to the sale of intellectual property acquired from the liquidation of an investment.

(10)	During the fourth quarter of 2005, the Company recorded a gain on the disposal of equipment of $305.

Schedule II

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

Date	Allowance for Doubtful Accounts
Balance at December 31, 2003	$1,155

Additions/(deductions) charged/(credited) to costs and expenses	(397)
Deductions	(12)

Balance at December 31, 2004	746

Additions charged to costs and expenses	42
Deductions	(33)

Balance at December 31, 2005	$755

Additions charged to costs and expenses	52
Deductions	(345)

Balance at December 31, 2006	$462

S-1

Report and Consent of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TriQuint Semiconductor, Inc.:

Under date of March 14, 2007 we reported on the consolidated balance sheets of TriQuint Semiconductor, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, as contained in the annual report on Form 10-K for the year 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as contained in the annual report on Form 10-K for the year 2006. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to the incorporation by reference in the registration statement (No. 333-81245, 333-36112, 333-75464, 333-08891, 333-08893, 333-02166, 333-31585, 333-48883, 333-66707, 333-74617, 333-81273, 333-39732, 333-39730, 333-61582, 333-65850, 333-89242, 333-102085, 333-105701, 333-115809, 333-120407, 333-125269, 333-134470) on Form S-8 of TriQuint Semiconductor, Inc. of our reports dated March 14, 2007, with respect to the consolidated balance sheets of TriQuint Semiconductor, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and the related financial statement schedule, management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 and the effectiveness of internal control over financial reporting as of December 31, 2006, which reports appear in the December 31, 2006 annual report on Form 10-K of TriQuint Semiconductor, Inc.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payments.

/s/ KPMG LLP

Portland, Oregon

March 14, 2007

S-2