Form 10-Q
period 2007-03-31
TRIQUINT SEMICONDUCTOR INC
filed 2007-05-09
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of April 27, 2007, there were 139,124,334 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues	$110,603	$87,880
Cost of goods sold	76,212	61,291

Gross profit	34,391	26,589
Operating expenses:
Research, development and engineering	14,328	12,529
Selling, general and administrative	15,066	12,748
Loss on disposal of equipment	96	38
Acquisition related charges	—	42

Total operating expenses	29,490	25,357

Income from operations	4,901	1,232

Other income (expense):
Interest income	3,437	3,584
Interest expense	(1,631)	(2,458)
Foreign currency gain	66	45
Other, net	35	(42)

Total other income, net	1,907	1,129

Income before income tax	6,808	2,361

Income tax expense	412	115

Net income	$6,396	$2,246

Basic per share net income	$0.05	$0.02

Diluted per share net income	$0.05	$0.02

Common equivalent shares:
Basic	138,623	140,848
Diluted	141,148	141,282

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$105,658	$133,918
Investments in marketable securities	44,389	239,314
Accounts receivable, net	68,220	64,688
Inventories, net	89,995	84,879
Prepaid expenses	5,163	6,071
Other current assets	9,841	8,907

Total current assets	323,266	537,777

Property, plant and equipment, net	205,960	200,346
Goodwill and intangible assets, net	4,302	4,363
Other noncurrent assets, net	12,359	11,929

Total assets	$545,887	$754,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,997	$30,112
Accrued Payroll	17,226	12,007
Income tax liability	—	9,202
Other accrued liabilities	6,738	12,151
Convertible subordinated notes	—	218,755

Total current liabilities	54,961	282,227

Long-term liabilities:
Long term income tax liability	9,585	—
Other long-term liabilities	4,884	4,741

Total liabilities	69,430	286,968

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $.001 par value, 600,000,000 shares authorized, 139,056,377 shares and 138,498,762 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	139	138
Additional paid-in capital	475,387	471,588
Accumulated other comprehensive loss	(22)	(290)
Retained Earnings (accumulated deficit)	953	(3,989)

Total stockholders’ equity	476,457	467,447

Total liabilities and stockholders’ equity	$545,887	$754,415

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$6,396	$2,246

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,741	7,987
Stock-based compensation expense	1,738	2,256
Loss on disposal of assets	96	38

Changes in assets and liabilities:
Accounts receivable, net	(3,532)	(3,684)
Inventories, net	(5,116)	(9,028)
Other assets	(10)	(1,934)
Accounts payable and accrued expenses	(895)	3,717

Net cash provided by operating activities	6,418	1,598

Cash flows from investing activities:
Purchase of available-for-sale investments	(30,693)	(83,549)
Maturity/sale of available-for-sale investments	225,924	80,470
Business acquisition	—	(2,262)
Capital expenditures	(13,215)	(10,380)

Net cash provided by (used in) investing activities	182,016	(15,721)

Cash flows from financing activities:
Stock repurchase program	—	(4,705)
Repayment of convertible subordinated notes	(218,755)	—
Issuance of common stock, net	2,061	514

Net cash used in financing activities	(216,694)	(4,191)

Net decrease in cash and cash equivalents	(28,260)	(18,314)
Cash and cash equivalents at beginning of period	133,918	103,730

Cash and cash equivalents at end of period	$105,658	$85,416

Supplemental disclosures:
Cash paid for interest	$4,375	$4,375
Cash paid for income taxes	$515	$340
Sabbatical-cumulative adjustment	$1,454	$—

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

1.    Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the assessment of recoverability of long-lived assets, the valuation of investments in and receivables from privately held companies, the recognition and measurement of income tax assets and liabilities and the accounting for stock-based compensation. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of normal, recurring adjustments necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2006, as included in the Company’s 2006 Annual Report on Form 10-K as filed with the SEC on March 15, 2007.

The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarter, which were March 31, 2007 and April 1, 2006, respectively. The Company’s fiscal year ends on December 31.

2.    Accounting Changes

In the first quarter of 2007, the Company adopted Emerging Issues Task Force Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2). The consensus reached by the EITF, as set forth in EITF 06-2, determined that sabbatical and other similar benefits do accumulate and should be accrued for over the requisite service period. As such, the Company adopted EITF 06-2 through a cumulative-effect adjustment, which resulted in an increase to the liability and a reduction to cumulative retained earnings, of $1.5 million in the first quarter of 2007.

During the first quarter of 2007, the Company also adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (FIN 48). Refer to Note 13, titled “Income Taxes,” for further discussion.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

3.    Stock-Based Compensation

Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2007 and 2006 was $1,738 and $2,256, respectively, which consisted of stock-based compensation expense related to unvested grants of employee stock options and the Company’s ESPP. The table below summarizes the stock-based compensation expense for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Cost of goods sold	$575	$768

Stock-based compensation expense included in cost of goods sold	575	768
Research, development and engineering	272	386
Selling, general and administrative	891	1,102

Stock-based compensation expense included in operating expenses	1,163	1,488

Total stock-based compensation expense included in income from operations	$1,738	$2,256

Stock Option Plans

The following summarizes the Company’s stock option transactions for the three months ended March 31, 2007:

	Three months ended March 31, 2007
	Shares	Weighted- average exercise price
Outstanding at the beginning of the period	25,723	$9.85
Granted	399	4.80
Exercised	(558)	3.70
Forfeited	(241)	7.69

Outstanding at the end of the period	25,323	$9.92

4.    Recent Accounting Pronouncements

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

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159 entities will have the option to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option at a specified election date. SFAS 159 is effective the first fiscal year beginning after November 15, 2007. The Company are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

5.    Net Income Per Share

Net income per share is presented as basic and diluted net income per share. Basic net income per share is net income available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net income per share is similar to basic net income per share, except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect.

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended March 31,
	2007	2006
Shares for basic net income per share:
Weighted-average shares outstanding—Basic	138,623	140,848
Dilutive securities	2,525	434

Weighted-average shares outstanding—Dilutive	141,148	141,282

For the three months ended March 31, 2007 and 2006 options and other exercisable convertible securities totaling 19,672 and 19,524 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

6.    Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	March 31, 2007	December 31, 2006
Inventories, net:
Raw materials	$26,738	$27,622
Work-in-process	40,318	39,465
Finished goods	22,939	17,792

	$89,995	$84,879

7.    Goodwill and Other Acquisition-Related Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to perform an impairment analysis on its goodwill at least annually, or when events and circumstances warrant. The

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

Company intends to perform this test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During the three months ended March 31, 2007, there were no impairments or impairment indicators present and no loss was recorded.

Information regarding the Company’s other acquisition-related intangible assets is as follows:

	Useful Life (Years)	March 31, 2007			December 31, 2006
			Accumulated Amortization	Net Book Value		Accumulated Amortization	Net Book Value
		Gross			Gross
Non-Amortizing:
Goodwill		$3,248	$—	$3,248	$3,240	$—	$3,240
Amortizing:
Patents, trademarks and other	2 -10	$8,352	$7,298	$1,054	$8,352	$7,229	$1,123

Total intangible assets		$11,600	$7,298	$4,302	$11,592	$7,229	$4,363

Amortization expense of amortizing intangible assets was $69 and $97 for the three months ended March 31, 2007 and 2006, respectively.

8.    Property, Plant and Equipment

Property, plant and equipment for operations consisted of the following:

	March 31, 2007	December 31, 2006
Land	$19,691	$19,691
Buildings	89,181	89,177
Leasehold improvements	4,969	4,811
Machinery and equipment	270,872	264,285
Furniture and fixtures	5,075	5,066
Computer equipment and software	28,154	27,545
Assets in process	24,007	19,670

	441,949	430,245

Accumulated depreciation	(235,989)	(229,899)

	$205,960	$200,346

For the three months ended March 31, 2007 and 2006, the Company incurred depreciation expense of $7,504 and $7,638, respectively.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

9.    Comprehensive Income

The components of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2007	2006
Net income	$6,396	$2,246
Other comprehensive income (loss):
Net unrealized (loss) gain on cash flow hedges, net of taxes	(39)	103
Net unrealized gain on available for sale investments, net of taxes	307	490

Comprehensive income	$6,664	$2,839

10.    Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are re-measured at the period-end exchange rates. Certain non-monetary assets and liabilities are re-measured using historical rates. Statements of operations are re-measured at the prior month’s balance sheet rate. To manage its exposure to foreign currency exchange rate fluctuations, the Company enters into derivative financial instruments, including hedges. The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized into earnings. During the three months ended March 31,2007, the Company reported foreign currency gains from re-measurement and hedging activity of $66 compared to $45 during the three months ended March 31, 2006.

As of March 31, 2007 and 2006, the Company had forward currency contracts outstanding of $4,550 and $3,495, respectively, all of which were designated as cash flow hedges.

11.    Commitments and Contingencies

Legal Matters

On January 18, 2006, the Company received notice that a suit had been filed against it by StratEdge Corporation (“StratEdge”) for patent infringement in the United States District Court, Southern District of California. StratEdge filed an amended complaint on June 30, 2006. In the amended complaint StratEdge alleged that the Company made, manufactured, marketed, promoted, advertised, offered for sale, and/or sold power amplifiers in packages that infringe one or more claims of StratEdge patent numbers 5,753,972, 6,172,412, 6,271,579, 5,736,783, and 5,692,298 (“the Asserted Patents”). The Company filed an answer to the original complaint on February 7, 2006, and an answer to the amended complaint on July 17, 2006, denying the plaintiff’s allegations. The plaintiff sought, among other items, an injunction against further infringement, full compensation for all damages attributable to the infringement in an amount according to proof at trial but not less than a reasonable royalty, delivery to StratEdge for destruction of all products that are found to infringe the Asserted Patents, and reasonable attorney’s fees. StratEdge also alleged willful infringement of the Asserted Patents and a declaration that the case is exceptional.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

On April 2, 2007, the Company and StratEdge entered into a Settlement Agreement and Mutual Release (the “Agreement”) pursuant to which the Company and StratEdge agreed to:

•	the dismissal of the suit described above, with prejudice, within 10 days of the payment by the Company of $375 to StratEdge;

•	a mutual release of claims by StratEdge and the Company, except that StratEdge’s release does not apply to parties to the suit other than the Company

•	the payment by the Company of an aggregate of $625 (inclusive of the $375 referenced above) to StratEdge; and

The Company had previously reserved $625 in connection with the suit by StratEdge.

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that TriQuint failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in TriQuint’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs will file a consolidated complaint on or before May 25, 2007.

In October 2006, the Company received an informal request for information from the staff of the San Francisco district office of the Securities and Exchange Commission regarding its option granting practices. In November, 2006 the Company was contacted by the Office of the U.S. Attorney for the District of Oregon and was asked to produce documents relating to its option granting practices on a voluntary basis. The Company is cooperating in both inquiries.

Prior to the filing of its quarterly report on Form 10-Q for the quarter ended September 30, 2006, the Company conducted an extensive review of its option granting practices. The Company’s management concluded that no backdating had occurred with respect to its option grants and that prior disclosures regarding its option grants were not incorrect. The Company remains current in its reporting under the Securities Exchange Act of 1934, as amended.

12.    Convertible Subordinated Notes

At December 31, 2006, the Company had $218,755 principal amount of its 4% convertible subordinated notes, due March 1, 2007, outstanding and net capitalized issuance costs of $168. On March 1, 2007, the Company retired the balance of the notes, and accumulated interest, with its cash reserves. During the three months ended March 31, 2007 and 2006, the Company amortized $168 and $252, respectively, of the capitalized issuance costs.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

13.    Income Taxes

During the three months ended March 31, 2007 and 2006, the Company recorded net income tax expense from continuing operations of $412 and $115, respectively. The net tax expense for both periods was primarily associated with taxes from the Costa Rica entity. The Company’s income tax liability recorded on its condensed consolidated balance sheets relates primarily to management’s estimate of the income tax expense in the jurisdictions in which the Company has operations. The Company currently receives tax benefits due to a partial tax holiday associated with its Costa Rican operation. For the three months ended March 31, 2007 and 2006, these benefits were approximately $138 and $130, respectively.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. The Company recognized no adjustment in the liability for unrecognized tax benefits upon the adoption of FIN 48. As of the date of adoption, the Company’s unrecognized tax benefits totaled $9,293, including interest and penalties of $2,794.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2003; state and local income tax examinations before 2002; and foreign income tax examinations before 2001.

The Company is not currently under Internal Revenue Service (IRS) examination. During 2003, the Company settled an IRS tax examination related to the 2000 and 2001 tax years. In the first quarter of 2007, the state of Texas tax authorities commenced the 2002 through 2005 audit. To date, there are no proposed adjustments that will have a material impact on the Company’s position or results of operations. The Company is not currently under examination in any other states or foreign jurisdictions.

The Company’s continuing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. During the three months ended March 31, 2007, the Company recognized approximately $303 in potential interest and penalties associated with uncertain tax positions. With respect to the uncertain tax positions, to the extent interest and penalties are not assessed amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of examinations prior to December 31, 2007 or March 31, 2008. The unrecognized tax benefits, at the date of adoption, anticipated to be recognized due to the expiration of the statute of limitations prior to December 31, 2007, were $2,648. The unrecognized tax benefits anticipated to be recognized due to the expiration of statute of limitations prior to March 31, 2008 are $2,754. The unrecognized tax benefits anticipated to be recognized within twelve months relates to a foreign subsidiary’s U.S. activities and foreign tax on a foreign subsidiary’s income and expense items.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to expected demand in the wireless handset, broadband, base station and military markets; changes in our critical accounting estimates including stock-based compensation expense; the ability to enter into military contracts; our ability to meet our revenue guidance and penetrate our market; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; and capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “could,” “estimates,” “expects,” “feels,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “seek to continue,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in Part II of this report titled “Risk Factors”. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

We are a supplier of high performance modules, components and foundry services for the world’s leading communications companies. Our focus is on the specialized expertise, materials and know-how of radio frequency (“RF”) and other high and intermediate frequency applications. We “connect the digital world to the global network ®” as a premier supplier of advanced technology products and address three primary end markets: wireless handsets, communication networks and military systems. We continually strive to lower customers’ costs and improve system performance through advanced engineering expertise, dedicated service and forward-looking design. Our products are designed on various wafer substrates including compound semiconductor materials such as gallium arsenide (“GaAs”) and piezoelectric crystals such as lithium tantalite (“LiTaO3”) and lithium niobate (“LiNbO3”). We use a variety of process technologies using GaAs substrates including hetrojunction bipolar transistor (“HBT”) and pseudomophic high electron mobility transistor (“pHEMT”). Using various other substrates we also manufacture surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”) products. With these materials and our proprietary technology, we believe our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, higher power and power-added efficiency, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. Customers for our products include major communication companies worldwide.

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

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, cost-effective solutions to applications in the wireless handset, communication networks and military markets. Our mission is, “Connecting the Digital World to the Global Network™,” and we accomplish this through a diversified product portfolio within the communications and military industries. In the wireless handset market, we provide high performance devices such as RF filters, duplexers, receivers, small signal components, power amplifiers, switches and passive components. We have also developed integrated RF modules with the goal of maximizing content and minimizing stacked margins, by offering complete module solutions with almost all subcomponents sourced from our own technologies and manufacturing facilities. In the communications networks markets, we are a supplier of both active GaAs and passive SAW components. We provide the military market with phased-array radar antenna components and in 2005 were chosen to be the prime contractor on a Defense Advanced Research Projects Agency (“DARPA”) contract to develop high power wide band amplifiers in gallium nitride (“GaN”), a next generation technology.

The semiconductor industry in general was subject to slumping demand and excess capacity from 2001 through 2004; however, demand began to grow in 2005 and has remained strong through the first quarter of 2007 with some seasonal and customer specific slowness in the first quarter of 2007. This has been the case for our business as well. Wafer and semiconductor manufacturing facilities represent a very high level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can create a material adverse impact on operating results. In 2005 we began to increase the utilization at our facilities and have been able to maintain generally higher utilization rates through the first quarter of 2007. During the period between the end of 2005 and the first quarter of 2007 we have generally experienced increased demand in all of our markets. The handset market is our largest market. Transmit and power amplifier modules for the handset market, both relatively new products for the company, have been the largest source of revenue growth in recent times. Gross margins for handset products are typically lower than the gross margins of products in our other markets due to the competitive pressures associated with large unit volume opportunities and our learning associated with initials builds of these products in high volume. New product volume ramps can result in low yield for early production. As we increase our participation in the handset market we have improved our manufacturing effectiveness, measured in yield, and are transitioning from price sensitive handset sub-markets to sub-markets where our unique technology positioning and product offerings better differentiate us from our competition. This differentiation can result in better margins. In addition, our product cost is sensitive to overall unit volume in our factories. As we increase unit volume fixed cost per unit decreases and we generally benefit from better pricing for much of our variable cost. We expect these trends to continue and result in improved handset product gross margins. Our other markets, networks and military, generally have products that achieve higher gross margins. Products for these markets are manufactured on essentially the same equipment set in our factories and also benefit from overall volume and utilization increases resulting in lower product cost.

Handset

Specifically, the wireless handset market remained heathly in the first quarter of 2007, continuing a trend that began in 2003. The first year of the calendar quarter is seasonally lower in demand following a strong selling season in the prior quarter. Normal seasonality was experienced in the first quarter of 2007 where revenue were lower than the fourth quarter of 2006 but higher compared to the first quarter of 2006. By our estimates, the total global unit shipments for the entire market grew by approximately 23% in 2006, resulting in projected shipments of over 960 million handsets, up from approximately 780 million units in 2005. We believe the drivers for continued growth in the handset market remain strong as users in developed countries are looking for new features such as digital cameras, video recorders, music players, GPS, bluetooth, internet access, mobile television and other video standards, leading to high handset replacement rates. This transition to more sophisticated handsets increases the RF content in each device, increasing our addressable market. Further, China, India and other emerging countries with improving economies are growing the consumer market by introducing a new customer base. In the past however, during times of growing demand we have also experienced significant selling price pressure on some of our highest volume products. The current demand need for increased RF content required for the higher data rates and increased functionality of new handset devices, has allowed average selling prices to stabilize. However this stabilization may not continue.

The continued deployment of cellular systems in the Asia and other emerging markets such as India has driven GSM (global system for mobile communications) base station transceiver volumes to new record levels. However, softness in the CDMA (code division multiple access) infrastructure market coupled with slower than expected demand in WCDMA (wideband code division multiple access) have resulted in a flat market for products targeting the traditional cellular base station market. We do expect continued benefit in point-to-point radio products, largely resulting from build outs in developing countries and those areas of the world where wireless backhaul systems are prevalent.

Networks

Our networks market includes products that support the transfer of voice, data or video across wireless or wired networks. Our products for this market are divided into three main applications: 1) Base station, including point-to-point microwave radios, 2) Broadband which includes broadband wireless access products for bluetooth, wireless LANs (local area networks) / WiMAX (worldwide interoperability for microwave access), and WiBro (wireless broadband). It also includes wired broadband applications such as CATV (community access television or cable television), and optical communications and satellite broad communication applications such as VSAT (very small aperature terminals) which are classified as groundstation. 3) Other / Standard Products which includes numerous smaller markets and products that may serve multiple markets. Networks revenue reported here includes both revenue from products as wells as foundry that serves these applications. Our strength in this market in the first quarter of 2007 compared to the first quarter of 2006 is driven by an increase in revenue from products for base station and point to point radios, based on continued worldwide GSM and EDGE roll outs as well as initial TDSCDMA rollouts in China., cable, groundstation and other standard products.

Military

Revenues from the military market are generally for products in large scale programs with long lead-times. Once a component has been designed into an end-use product for a military application, the same component is generally used during the entire production life of the end-use product and as a result, we tend to produce large volumes of these components. Currently, we are actively engaged with multiple military industry contractors in the development of next-generation phased-array systems and have key design wins in major projects such as the Joint Strike Fighter and F-22. In addition, in 2005 we entered into a multi-year contract from the DARPA to develop high power, wide band amplifiers in GaN; and in July 2006, we were awarded a $3.1 million contract to improve manufacturing methods of producing high-power, high-voltage S-band GaAs amplifiers from the Office of Naval Research. We participate in other large projects such as the B-2 radar upgrade and hope to expand other programs in the future.

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

Revenues from foundry services and non-recurring engineering fees are recorded when the service is completed. Revenues from cost plus contracts are recognized in a manner so that the fees will reasonably reflect assured realization as the work is completed.

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

Investments in Privately Held Companies

In previous years, we made a number of investments in small, privately held technology companies in which we held less than 20% of the capital stock or held notes receivable. In addition, as a result of the sale of our former optoelectronics operations, we received as partial consideration $4.5 million of preferred stock in CyOptics, Inc. (“CyOptics”) and an unsecured promissory note from CyOptics for $5.6 million, that was discounted $2.3 million to reflect the current market rate for similar debt of comparable companies. We account for all of these investments at cost unless their value has been determined to be other than temporarily impaired, in which case we write the investment down to its estimated fair value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other than temporary decline in value is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation could result in additional other than temporary losses in future periods. At March 31, 2007 and December 31, 2006, our investments in privately held companies included our CyOptics preferred stock and promissory note from CyOptics, valued at $4.5 million and $3.3 million, respectively.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. A significant amount of management judgment is involved in preparing our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation which include federal, state and international tax jurisdictions. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of March 31, 2007, we were not currently under audit by the U.S. income taxing authorities. We concluded federal income tax audits for the U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. A 2001 to 2003 German tax audit of our subsidiary, TriQuint Semiconductor GmbH, was completed during the third quarter of 2005. No significant adjustments were required as a result of the resolution of the audit. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate estimated liability has been established for potential exposures.

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

Stock-Based Compensation

The table below summarizes the stock based compensation expense for the three months ended March 31, 2007 and 2006, included in Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
(in millions)	2007	2006
Cost of goods sold	$0.6	$0.8

Stock-based compensation expense included in cost of goods sold	0.6	0.8
Research, development and engineering	0.2	0.4
Selling, general and administrative	0.9	1.1

Stock-based compensation expense included in operating expenses	1.1	1.5

Total stock-based compensation expense included in income from operations	$1.7	$2.3

Results of Operations

The following table sets forth the results of our operations expressed as a percentage of revenues for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of goods sold	68.9	69.7

Gross profit	31.1	30.3

Operating expenses:
Research, development and engineering	13.0	14.3
Selling, general and administrative	13.6	14.5
Loss on disposal of equipment	0.1	0.0
Acquisition related charges	—	0.1

Total operating expenses	26.7	28.9

Operating income	4.4	1.4

Other income (expense):
Interest income	3.1	4.1
Interest expense	(1.5)	(2.8)
Foreign currency gain	0.1	0.1
Other, net	0.1	(0.1)

Total other income, net	1.8	1.3

Income before income tax	6.2	2.7

Income tax expense	0.4	0.1

Net income (loss)	5.8%	2.6%

Three-Month Periods Ended March 31, 2007 and 2006

Revenues from Continuing Operations.

The Company has classified its revenues for the first quarter 2007 and 2006 into three product categories: Handsets, Networks and Military. This classification aligns with the current product set and markets and management’s analysis of the business.

Our revenues from operations increased $22.7 million or 26% to $110.6 million in the first quarter of 2007 as compared to $87.9 million in the first quarter of 2006. This increase in revenue was primarily a result of significantly higher sales of products for the handset and networks markets. Our book-to-bill ratio for the first quarter was 0.99 to 1, representing over $100.0 million of bookings. Our revenues by end market for the first quarter of 2007 and 2006 were as follows:

(as a % of Total Revenues from Continuing Operations)	Three Months Ended March 31,
	2007	2006
Handsets	53%	47%
Networks	35%	39%
Military	12%	14%

Total	100%	100%

Handsets

Our revenues in the wireless handset market for the first quarter of 2007 increased approximately 41% as compared to the first quarter of 2006, and accounted for 53% of our revenues. This increase in revenues was primarily due to significant increases in revenues from our power amplifier modules (“PAMs”) and transimit modules (“Tx modules”) for which revenues collectively increased approximately 108% as compared to the first quarter of 2006. These products accounted for approximately 74% of our handset revenues during the first quarter of 2007, compared to 50% in the first quarter of 2006. The increases in these products was partially offset by a decrease in revenues from our receivers, RF filters and front end modules (“FEMs”), duplexers and other products, which declined approximately 62%,16%, 9% and 161%, respectively in the first quarter of 2007 as compared to the first quarter of 2006. These products collectively accounted for approximately 14% of our revenues during the first quarter of 2007.

Our wireless handset revenues from WCDMA and EDGE (enhanced data rates for global evolution) product standards rose more than 200% and represented more than 17%of the handset revenues in the quarter and revenues from these products continue to grow. As a result, we are reporting revenue from these product standards separately from CDMA and GSM/GPRS (general packet radio service) products. Specifically, in the first quarter of 2007, our revenues from CDMA products grew approximately 31% from the first quarter of 2006. This growth was primarily driven from demand for our narrow band CDMA transmit modules from Tier I handset suppliers. Revenues from GSM/GPRS products in the first quarter of 2007 increased 23% from the first quarter of 2006 and represented approximately 41% of the handset revenue for the quarter. The GSM/GPRS growth was primarily driven by growth of our PAMs and transmit modules.

Networks

Revenues from the networks market which include base station, broadband and other standard products increased approximately 15% in the first quarter of 2007 as compared to the first quarter of 2006. This increase was primarily due to increases in revenue from standard products which include products that serve multiple applications, satellite ground station products and base station and point-to-point radio products. Overall, our revenues from this market for the first quarter of 2007 represented approximately 35% of our total revenues, as compared to approximately 39% of our total revenues in the first quarter of 2006.

Revenues from standard products and other increased approximately 32% in the first quarter of 2007 compared to the first quarter of 2006. As a percentage of total networks revenues, standard products and other represented approximately 33% for the first quarter of 2007 compared to approximately 29% for the first quarter of 2006. Revenues from satellite ground station products increased approximately 60% in the first quarter of 2007 as compared to the first quarter of 2006. As a percentage of our total networks revenues, the ground station market represented approximately 9% for the first quarter of 2007, as compared to approximately 6% in the first quarter of 2006.

Military

Revenues from our military-related products increased approximately 6% in the first quarter of 2007 as compared to the first quarter of 2006. As a percentage of our total revenues, military-related products decreased to 12% of our total revenues for the first quarter of 2007 as compared to 14% for the first quarter of 2006. The increase in revenue in the first quarter of 2007 compared to the first quarter of 2006 was primarily due to increased space business and other products of 30% and IF and RF filters of 67%. The increases in revenues were partially offset by decreases in LNAs of 60% and PAs of 26%.

Domestic and International Revenues

Revenues from domestic customers were approximately $44.9 million in the first quarter of 2007, compared to $34.8 million in the first quarter of 2006. Revenues from international customers were approximately

$65.7 million for the first quarter of 2007, compared $53.1 million for the first quarter of 2006. As a percentage of total revenues, revenues from international customers were 59% of revenues in the first quarter of 2007 as compared to 60% in the first quarter of 2006. Revenues from international customers remained high due to strong demand for wireless handsets and infrastructure products in developing regions.

Gross Profit

Our gross profit margin as a percentage of revenues increased to 31.1% in the first quarter of 2007, compared to 30.3% in the first quarter of 2006. The profit margin in the first quarter of 2007 included stock-based compensation charges in the amount of $0.6 million, as compared to $0.8 million in the first quarter of 2006. We were able to improve our gross margin in the first quarter of 2007 as compared to the first quarter of 2006, primarily from improved capacity utilization and handset module yields.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses during the first quarter of 2007 increased $1.8 million or 14.4% to $14.3 million, and represented 13.0% of revenues, as compared to the first quarter of 2006. Included in these are $0.2 million in stock-based compensation expenses as compared to $0.4 for the period ended March 31, 2006. Our research, development and engineering expenses increased in the first quarter of 2007 as compared to the first quarter of 2006, primarily due to planned investment in our handset and networks R&D efforts.

Selling, general and administrative

Selling, general and administrative expenses during the first quarter of 2007 increased $2.3 million (18%) to $15.1 million, or 13.6% of revenues, as compared to the first quarter of 2006. The March 31, 2007 expenses include stock-based compensation costs of $0.9 million resulting from the adoption of SFAS No. 123(R) on January 1, 2006. Our selling, general and administrative expenses for the first quarter of 2006 were $12.7 million, or 14.5% of revenues, including stock-based compensation charges of $1.1 million. Our selling, general and administrative expenses increased in the first quarter of 2007 as compared to the first quarter of 2006, primarily due to increased commissions, labor costs, depreciation, travel expenses, and insurance costs.

Other income (expense), net

In the first quarter of 2007, we recorded net other income of $1.9 million, an increase of $0.8 million from the $1.1 million recorded in the first quarter of 2006. The change from the prior year is primarily due to decreased interest expense resulting from the retirement of our convertible subordinated notes on March 1, 2007.

Income tax expense

In the first quarters of 2007 and 2006, we recorded a net income tax expense of $0.4 and $0.1 million primarily due to tax expense recorded from our Costa Rica entity.

Liquidity and Capital Resources

Liquidity

As of March 31, 2007, our cash, cash equivalents and marketable securities decreased $223.2 million (60%) to $150.0 million, from $373.2 million as of December 31, 2006. This decrease in cash, cash equivalents and marketable securities during the three months ended March 31, 2007 was primarily due to the retirement of $218.8 million of convertible subordinated notes, along with capital expenditures of $13.2 million. These cash outflows were partially offset by cash provided by operating activities ($6.4 million) and the issuance of common stock through stock option exercises and our ESPP ($2.1 million).

The $6.4 million of cash provided by continuing operations for the three months ended March 31, 2007 represented an increase of $4.8 million from the $1.6 million of cash provided by continuing operations during the three months ended March 31, 2006. The increase from the prior year was primarily due to a $4.2 million increase in net income which totaled $6.4 million during the three months ended March 31, 2007 compared to $2.2 million for the three months ending March 31, 2006.

At March 31, 2007, our net accounts receivable balance increased $3.5 million (5%) to $68.2 million, from $64.7 million at December 31, 2006. This increase was primarily due to relatively more shipments at the end of the first quarter of 2007 compared to the fourth quarter of 2006 due to the factory shut-downs during the holiday season in the fourth quarter. Our days sales outstanding at March 31, 2007 was 56 compared to 52 December, 31, 2006.

At March 31, 2007, our net inventory balance increased $5.1 million (6%) to $90.0 million, compared to $84.9 million at December 31, 2006. This increase in inventory during the period was primarily the result of lowered demand from a significant customer.

At March 31, 2007, our net property, plant and equipment increased $5.7 million (3%) to $206.0 million, compared to $200.3 million at December 31, 2006. This increase was primarily due to capital expenditures of $13.2 million during the three months ended March 31, 2007, partially offset by depreciation of $7.5 million. The capital expenditures made during the three months ended March 31, 2007 were primarily to increase handset module test capacity and for new technology development.

At March 31, 2007, our current liabilities, excluding the income tax liability and convertible notes, increased $1.1 million (2%) to $55.4 million, compared to $54.3 million at December 31, 2006. The increase was primarily due to increases in trade payables related to increased revenue and activity in our facilities as well as increased payroll liabilities due to timing of our payroll cycle and ESPP purchase.

As discussed in Note 13 to our Consolidated Financial Statements as of March 31, 2007, the Company has approximately $9.6 million associated with unrecognized tax benefits and tax related liabilities. These liabilities are included as “Long term income tax liability” in the Company’s Consolidated Balance Sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. The Company is not able to reasonably estimate the timing of any cash payments required to settle these liabilities, and do not believe that the ultimate settlement of these obligations will materially affect the Company’s liquidity.

Recent Transactions Affecting Liquidity

On March 1, 2007, our 4% convertible subordinated notes became due. On this date we retired the $218.8 million outstanding notes along with accrued interest payable using our cash reserves. Prior to the March 1, 2007 maturity of the notes, we had repurchased $126.2 million face value of the original $345.0 million since their 2000 issuance.

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

We are currently budgeted for capital expenditures of approximately $11.8 million for the second quarter 2007. During the fourth quarter of 2006, we concluded our $25.0 million common stock repurchase plan. As of the date of this report, the repurchase plan has not been renewed.

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

Debt

Our convertible subordinated notes due March 1, 2007 were repaid from existing cash balances.

The following table shows the fair values of our investments as of March 31, 2007 (in thousands):

	Cost	Fair Value
Cash and cash equivalents (including net unrealized losses of less than $0)	$105,658	$105,658
Available-for-sale investments (including net unrealized losses of $86)	$44,475	$44,389

Foreign Currency Risk

We are exposed to currency exchange fluctuations because we sell our products internationally and have assembly operations in Costa Rica, a design center in Germany and sales offices throughout Europe and Asia. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments and to hedge material cash flows that are not denominated in U.S. dollars, in accordance with a foreign exchange risk management policy approved by our board of directors. We primarily use currency forward contracts for this purpose. This hedging activity will reduce, but may not always entirely eliminate, the impact of currency exchange movements. As of March 31, 2007 and 2006, we had forward currency contracts outstanding of approximately $4.5 million and $3.5 million, all of which were designated as cash flow hedges.

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

On January 18, 2006, TriQuint Semiconductor, Inc. (the “Company”) received notice that a suit had been filed against it by StratEdge Corporation (“StratEdge”) for patent infringement in the United States District Court, Southern District of California. StratEdge filed an amended complaint on June 30, 2006. In the amended complaint StratEdge alleged that the Company made, manufactured, marketed, promoted, advertised, offered for sale, and/or sold power amplifiers in packages that infringed one or more claims of StratEdge patent numbers 5,753,972, 6,172,412, 6,271,579, 5,736,783, and 5,692,298 (“the Asserted Patents”). The Company filed an answer to the original complaint on February 7, 2006, and an answer to the amended complaint on July 17, 2006, denying the plaintiff’s allegations. The plaintiff sought, among other items, an injunction against further infringement, full compensation for all damages attributable to the infringement in an amount according to proof at trial but not less than a reasonable royalty, delivery to StratEdge for destruction of all products that are found to infringe the Asserted Patents, and reasonable attorney’s fees. StratEdge also alleged willful infringement of the Asserted Patents and a declaration that the case is exceptional.

On April 2, 2007, the Company and StratEdge entered into a Settlement Agreement and Mutual Release (the “Agreement”) pursuant to which the Company and StratEdge agreed to:

•	the dismissal of the suit described above, with prejudice, within 10 days of the payment by the Company of $375 to StratEdge;

•	a mutual release of claims by StratEdge and the Company, except that StratEdge’s release does not apply to parties to the suit other than the Company

•	the payment by the Company of an aggregate of $625 (inclusive of the $375 referenced above) to StratEdge; and

The Company had previously reserved $625 in connection with the suit by StratEdge.

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that TriQuint failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in TriQuint’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs will file a consolidated complaint on or before May 25, 2007.

In October 2006, the Company received an informal request for information from the staff of the San Francisco district office of the Securities and Exchange Commission regarding its option granting practices. In November, 2006 the Company was contacted by the Office of the U.S. Attorney for the District of Oregon and was asked to produce documents relating to its option granting practices on a voluntary basis. The Company is cooperating in both inquiries.

Prior to the filing of its quarterly report on Form 10-Q for the quarter ended September 30, 2006, the Company conducted an extensive review of its option granting practices. The Company’s management concluded that no backdating had occurred with respect to its option grants and that prior disclosures regarding its option grants were not incorrect. The Company remains current in its reporting under the Securities Exchange Act of 1934, as amended.

In addition, from time to time we are involved in judicial and administrative proceedings incidental to our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

Risk Factors

An investment in our common stock is extremely risky. This Annual Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such statements reflect management’s current expectations, assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The following are some of the factors we believe could cause our actual results to differ materially from expected and historical results. The trading price of our common stock could decline due to any of these risks and you may lose part or all of your investment. Other factors besides those listed here could also adversely affect us.

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

Our strategy for handset products depends in large part upon the success of our design and marketing of handset modules. Wireless phone modules represent the incorporation of some or all of the components of the handset radio into a single product. If we are unable to design these modules in a manner acceptable to our customers, or have incorrectly anticipated our customers’ demand for these products, our operating results will be adversely affected.

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

From time to time, our handsets, networks and military markets have experienced significant downturns and wide fluctuations in product supply and demand, often in connection with, or in anticipation of, maturing product cycles, capital spending cycles and declines in general economic conditions. The cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We have experienced, and may experience again, periodic fluctuations in our financial results because of these or other industry-wide conditions. For example, if demand for communications applications were to decrease substantially, demand for the integrated circuits and modules, components and other products in these applications would also decline, which would negatively affect our operating results.

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

We typically have customers who generate more than 10% of our revenues for a given period. For example, in 2006, Motorola and Samsung each represented more than 10% of our revenues. In the first quarter of 2007 Samsung and Motorola together accounted for over 30% of our revenue. There can be no assurance that we will be able to retain these customers in the future and any significant loss of, or a significant reduction in purchases by, one or more of these customers could have an adverse affect on our financial condition and results of operations. Further, the consolidation of our customers may result in increased customer concentration and/or the potential loss of customers, which could also negatively affect our financial condition and results of operations.

If we build products to support high volume forecasts that never materialize into orders, we may have to write-off excess and obsolete inventory or reduce our prices.

During 2006 and the first quarter of 2007 we increased our inventory levels to meet forecasted future demand. If the forecasted demand does not materialize into purchase orders for these products, we may be required to write-off our inventory balances or reduce the value of our inventory to fair value, based on a reduced sales prices. A write-off of the inventory, or a reduction in the inventory value due to a sales price reduction, could have a material impact on our operating results. Further, if we are unable to improve inventory turns and generate targeted operating cash flow projections, we may not satisfy market expectations which could negatively affect our stock price.

Our financial statements include significant material expenses related to the adoption of SFAS 123(R). These expenses may fluctuate greatly in the future due to a number of estimates and assumptions used in the pricing model.

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

	Type of Disaster	Approximate Percent of Total*
Location		Fixed Assets	Revenues
Apopka, Florida	H	15%	22%
Bend, Oregon	E, V	0%	0%
Dallas, Texas	H	45%	22%
Hillsboro, Oregon	E, V	30%	56%
San Jose, Costa Rica	E, V, H	10%	22%

E—	Earthquake/mudslide
V—	Volcanic eruption
H—	Hurricane and/or tornado and flooding
*	Figures are based on revenues for the quarter ended March 31, 2007 or net fixed assets as of March 31, 2007. Additionally, the sum may be greater than 100% due to shared risks between locations.

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

We had substantial indebtedness at December 31, 2006 and could incur additional debt in the future.

At December 31, 2006, we had $218.8 million of indebtedness remaining in the form of our convertible subordinated notes. The notes were due on March 1, 2007 and at that time we paid the balance of the debt and accrued interest from our cash reserves. We may incur additional debt in the future, which could be at substantially different terms. Further, there can be no assurance that we will be able to obtain debt when needed or in the amount needed, or to meet debt service obligations once debt is obtained.

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

The integrated circuit, SAW and BAW device industries are characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. If it is necessary or desirable, we may seek licenses under such patents or other intellectual property rights. However, we cannot be certain that licenses will be offered or that we would find the terms of licenses that are offered acceptable or commercially reasonable. Our failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products. For example, in 2006, we received notice that a claim alleging patent infringement had been filed against us by StratEdge. Although we deny any wrongdoing, we paid substantial legal fees in defending ourselves and settling the claim. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by or against us could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination. In the event of an adverse result in any litigation, we could be required to:

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

Several of our larger customers have requested that we send our products to independent warehouses known as inventory hubbing distribution facilities to assist them with their inventory control. We do not recognize revenues from these hubbing arrangements until the customer takes delivery of the inventory and title of the goods passes to the customer. As a result, increased shipments to these facilities make it more difficult for us to predict short-term revenues and inventory consumption as customers can take delivery of the products with little or no lead-time. In addition, stocking requirements at hubbing facilities tends to reduce inventory turns, increase working capital requirements and increase the possibility of excess, obsolete and inventory loss issues.

Our business may suffer due to risks associated with international sales.

Our sales outside of the U.S. during 2006, 2005 and 2004 were approximately 60%, 68% and 58%, respectively. Our sales outside of the first quarter of 2007 were approximately 60%. As a result of having a significant amount of sales outside of the U.S., we face inherent risks from these sales, including:

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

Our operating results may be negatively affected by class action or derivative lawsuits.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $6.07 to a low of approximately $3.70 during the 52 weeks ended March 31, 2007. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly. Further, high stock price volatility could result in higher stock-based compensation expense charges.

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

TRIQUINT SEMICONDUCTOR, INC.

Dated: May 9, 2007	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: May 9, 2007	By:	/s/ STEPHANIE J. WELTY
Stephanie J. Welty
Vice President of Finance and Administration, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.