Form 10-Q
period 2007-06-30
TRIQUINT SEMICONDUCTOR INC
filed 2007-08-07
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2007, there were 140,714,595 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$113,771	$96,341	$224,374	$184,221
Cost of goods sold	83,603	65,424	159,815	126,715

Gross profit	30,168	30,917	64,559	57,506

Operating expenses:
Research, development and engineering	15,040	12,484	29,368	25,013
Selling, general and administrative	15,623	14,496	30,689	27,244
(Gain) loss on disposal of equipment	(10)	(9)	86	29
Acquisition related charges	—	42	—	84

Total operating expenses	30,653	27,013	60,143	52,370

(Loss) income from operations	(485)	3,904	4,416	5,136

Other income (expense):
Interest income	1,928	3,832	5,365	7,416
Interest expense	(5)	(2,458)	(1,636)	(4,916)
Foreign currency gain	129	101	195	146
Recovery of impairment—investments in other companies	—	133	—	133
Other, net	(2)	50	33	8

Total other income, net	2,050	1,658	3,957	2,787

Income, before income tax	1,565	5,562	8,373	7,923

Income tax expense (benefit)	214	(86)	626	29

Net income	$1,351	$5,648	$7,747	$7,894

Basic per share net income:	$0.01	$0.04	$0.06	$0.06

Diluted per share net income:	$0.01	$0.04	$0.05	$0.06

Common equivalent shares:
Basic	139,666	139,767	139,150	140,307
Diluted	142,183	140,703	141,536	141,473

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$117,914	$133,918
Investments in marketable securities	36,922	239,314
Accounts receivable, net	71,203	64,688
Inventories, net	79,607	84,879
Prepaid expenses	4,120	6,071
Other current assets	9,128	8,907

Total current assets	318,894	537,777

Property, plant and equipment, net	203,752	200,346
Goodwill and intangible assets, net	4,242	4,363
Other noncurrent assets, net	11,891	11,929

Total assets	$538,779	$754,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,439	$30,112
Accrued payroll	13,804	12,007
Income tax liability	—	9,202
Other accrued liabilities	8,372	12,151
Convertible subordinated notes	—	218,755

Total current liabilities	38,615	282,227

Long-term liabilities:
Long term income tax liability	9,977	—
Other long-term liabilities	5,033	4,741

Total liabilities	53,625	286,968

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $.001 par value, 600,000,000 shares authorized, 140,685,311 shares and 138,498,762 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	141	138
Additional paid-in capital	482,628	471,588
Accumulated other comprehensive loss	81	(290)
Accumulated deficit	2,304	(3,989)

Total stockholders’ equity	485,154	467,447

Total liabilities and stockholders’ equity	$538,779	$754,415

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$7,747	$7,894

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,266	15,888
Stock-based compensation charges	3,840	4,865
Recovery of impairment—investments in other companies	—	(133)
Loss on disposal of assets	86	29
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(6,515)	(6,551)
Inventories, net	5,272	(23,800)
Other assets	1,732	(2,660)
Accounts payable and accrued expenses	(16,714)	8,804

Net cash provided by operating activities	10,714	4,336

Cash flows from investing activities:
Purchase of available-for-sale investments	(79,050)	(130,251)
Maturity/sale of available-for-sale investments	281,850	138,772
Proceeds from sale of assets	498	10
Business acquisition, net of cash acquired	—	(2,316)
Capital expenditures	(18,463)	(19,916)

Net cash provided by (used) in investing activities	184,835	(13,701)

Cash flows from financing activities:
Retirement of convertible subordinated notes	(218,755)	—
Repurchase of common stock	—	(13,688)
Issuance of common stock, net	7,202	4,254

Net cash used in financing activities	(211,553)	(9,434)

Net decrease in cash and cash equivalents	(16,004)	(18,799)

Cash and cash equivalents at beginning of period	133,918	103,730

Cash and cash equivalents at end of period	$117,914	$84,931

Supplemental disclosures:
Cash paid for interest	$4,375	$4,375
Cash paid for income taxes	$683	$559
Sabbatical-cumulative adjustment	$1,454	$—

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the assessment of recoverability of long-lived assets, the valuation of investments in and receivables from privately held companies, the recognition and measurement of income tax assets and liabilities and the accounting for stock-based compensation. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of normal, recurring adjustments necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2006, as included in the Company’s 2006 Annual Report on Form 10-K as filed with the SEC on March 15, 2007.

The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarter, which were June 30, 2007 and July 1, 2006, respectively. For convenience, the Company has indicated that its second quarter ended on June 30. The Company’s fiscal year ends on December 31.

2. Accounting Changes

In the three months ended March 31, 2007, the Company adopted Emerging Issues Task Force Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2). The consensus reached by the EITF, as set forth in EITF 06-2, determined that sabbatical and other similar benefits do accumulate and should be accrued for over the requisite service period. As such, the Company adopted EITF 06-2 through a cumulative-effect adjustment, which resulted in an additional liability along with a reduction to retained earnings, both in the amount of $1.5 million in the three months ended March 31, 2007.

During the three months ended March 31, 2007, the Company also adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). Refer to Note 13, “Income Taxes,” for further discussion.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT—(Continued)

(In thousands, except per share amounts)

(Unaudited)

3. Stock-Based Compensation

Stock-based compensation expense recognized under SFAS No. 123(R) “Share-Based Payment”, for the three and six months ended June 30, 2007 was $2.1 million and $3.8 million, respectively, which consisted of stock-based compensation expense related to unvested grants of employee stock options and the Company’s employee stock purchase plan (“ESPP”). Stock-based compensation expense recognized under SFAS No. 123(R) for the three months and six months ended June 30, 2006 was $2.6 million and $4.9 million, respectively, which consisted of stock-based compensation expense related to unvested grants of employee stock options and the Company’s ESPP. The table below summarizes the stock-based compensation expense for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30		Six Months Ended June 30,
	2007	2006	2007	2006
Stock-based compensation expense:
Cost of goods sold	$784	$809	$1,359	$1,577

Total in cost of goods sold	784	809	1,359	1,577

Research, development and engineering	304	488	576	874
Selling, general and administrative	1,014	1,312	1,905	2,414

Total in operating expenses	1,318	1,800	2,481	3,288

Total in income from operations	$2,102	$2,609	$3,840	$4,865

Stock Option Plans

The following summarizes the Company’s stock option transactions for the six months ended June 30, 2007:

	Six months ended June 30, 2007
	Shares	Weighted- average exercise price
Outstanding at the beginning of the period	25,723	$9.85
Granted	3,921	5.13
Exercised	(1,017)	3.61
Forfeitures	(605)	9.46

Outstanding at the end of the period	28,022	$9.42

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

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT—(Continued)

(In thousands, except per share amounts)

(Unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159 entities will have the option to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option at a specified election date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of this statement will have on its consolidated financial statements.

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

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Shares for net income per share:
Weighted-average shares outstanding—Basic	139,666	139,767	139,150	140,307
Dilutive securities	2,517	936	2,386	1,166

Weighted-average shares outstanding—Dilutive	142,183	140,703	141,536	141,473

For the three and six months ended June 30, 2007, options and other exercisable convertible securities totaling 19,165 and 19,260 shares, respectively, were excluded from the calculation as their effect would have been antidilutive. For the three and six months ended June 30, 2006, options and other exercisable convertible securities totaling 16,611 and 16,696 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

6. Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	June 30, 2007	December 31, 2006

Inventories, net:
Raw materials	$22,780	$27,622
Work-in-process	35,027	39,465
Finished goods	21,800	17,792

	$79,607	$84,879

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT—(Continued)

(In thousands, except per share amounts)

(Unaudited)

7. Goodwill and Other Acquisition-Related Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs an impairment analysis on its goodwill at least annually, or when events and circumstances warrant. The Company performs this test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During the six months ended June 30, 2007 and 2006, there were no impairments or impairment indicators present and no loss was recorded.

Information regarding the Company’s other acquisition-related intangible assets is as follows:

		June 30, 2007			December 31, 2006
	Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill		$3,258	$—	$3,258	$3,240	$—	$3,240
Amortizing:
Patents, trademarks and other	<1 – 10	8,352	7,368	984	8,352	7,229	1,123

Total intangible assets		$11,610	$7,368	$4,242	$11,592	$7,229	$4,363

Amortization expense of amortizing intangible assets was $70 and $139 for the three and six months ended June 30, 2007, respectively. During the three and six months ended June 30, 2006, amortization expense of amortizing intangible assets was $98 and $195, respectively.

8. Property, Plant and Equipment

Property, plant and equipment for operations consisted of the following:

	June 30, 2007	December 31, 2006
Land	$19,691	$19,691
Buildings	89,181	89,177
Leasehold improvements	5,028	4,811
Machinery and equipment	272,692	264,285
Furniture and fixtures	5,075	5,066
Computer equipment and software	29,216	27,545
Assets in process	24,379	19,670

	445,262	430,245

Accumulated depreciation	(241,510)	(229,899)

	$203,752	$200,346

For the three and six months ended June 30, 2007, the Company incurred depreciation expense of $7,455 and $14,959, respectively. For the three and six months ended June 30, 2006, the Company incurred depreciation expense of $7,552 and $15,190, respectively.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT—(Continued)

(In thousands, except per share amounts)

(Unaudited)

9. Comprehensive Income

The components of other comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$1,351	$5,648	$7,747	$7,894

Other comprehensive income:
Net unrealized gain (loss) on cash flow hedges	—	137	(39)	240
Net unrealized gain on available for sale investments	103	432	410	922

Comprehensive income	$1,454	$6,217	$8,118	$9,056

10. Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations are remeasured at the prior month’s balance sheet rate. To manage its exposure to foreign currency exchange rate fluctuations, the Company enters into derivative financial instruments, including hedges. The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized into earnings. During the three months ended June 30, 2007, the Company reported foreign currency losses from remeasurement and hedging activity of $129 compared to foreign currency gains from remeasurement and hedging activity of $101 during the three months ended June 30, 2006. During the six months ended June 30, 2007, the Company reported foreign currency losses from remeasurement and hedging activity of $195, as compared to $146 during the six months ended June 30, 2006.

As of June 30, 2007 and 2006, the Company had forward currency contracts outstanding of $4,610 and $3,415, respectively, all of which were designated as cash flow hedges.

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

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT—(Continued)

(In thousands, except per share amounts)

(Unaudited)

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

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of the Company, against certain of the Company’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that the Company failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in the Company’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on May 25, 2007. On July 23, 2007, the Company filed separate motions for the dismissal of all claims in each case with the District Court for the District of Oregon. No action has yet been taken by the Court.

In October 2006, the Company received an informal request for information from the staff of the San Francisco district office of the SEC regarding its option granting practices. In November, 2006 the Company was contacted by the Office of the U.S. Attorney for the District of Oregon and was asked to produce documents relating to its option granting practices on a voluntary basis. The Company is cooperating in both inquiries.

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

12. Convertible Subordinated Notes

At December 31, 2006, the Company had $218,755 principal amount of its 4% convertible subordinated notes, due March 1, 2007, excluding outstanding and net capitalized issuance costs of $168. On March 1, 2007, the Company retired the balance of the notes, and accumulated interest, with its cash reserves. During the three and six months ended June 30, 2007, the Company amortized $0 and $168, respectively, of the capitalized

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT—(Continued)

(In thousands, except per share amounts)

(Unaudited)

issuance costs. During the three and six months ended June 30, 2006, the Company amortized $251 and $503, respectively, of the capitalized issuance costs.

13. Income Taxes

During the three and six months ended June 30, 2007, the Company recorded net income tax expense from continuing operations of $214 and $626, respectively. The net tax expense for both periods was primarily associated with taxes from the foreign operations. The Company’s income tax liability recorded on its condensed consolidated balance sheets relates primarily to management’s estimate of the income tax expense in the jurisdictions in which the Company has operations. The Company currently receives tax benefits due to a partial tax holiday associated with its Costa Rican operation. For the three and six months ended June 30, 2007, these benefits were approximately $193 and $331, respectively. A tax benefit of $240 was recorded due the settlement of a Costa Rica tax liability.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. The Company recognized no adjustment in the liability for unrecognized tax benefits upon the adoption of FIN 48. As of the date of adoption, the Company’s unrecognized tax benefits totaled $9,293, including interest and penalty of $2,794. As of June 30, the Company’s unrecognized tax benefits totaled $9,977, including interest and penalty of $3,406. If the unrecognized tax benefits recorded at June 30, 2007 were recognized, the full amount would result in a favorable impact on the effective tax rate.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2003; state and local income tax examinations before 2002; and foreign income tax examinations before 2001.

The Company is not currently under Internal Revenue Service (IRS) examination. In the first quarter of 2007, the State of Texas tax authorities commenced an audit of the tax years 2002 through 2005. To date, there are no proposed adjustments that will have a material impact on the Company’s position or results of operations. The Company is not currently under examination in any other states or foreign jurisdictions.

The Company’s continuing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. During the three and six months ended June 30, 2007, the Company recognized approximately $392 and $695 in potential interest and penalties associated with uncertain tax positions. With respect to the uncertain tax positions, to the extent interest and penalties are not assessed amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of examinations prior to June 30, 2008. The unrecognized tax benefits, at the date of adoption, anticipated to be recognized due to the expiration of the statute of limitations prior to December 31, 2007 are $1,603. The unrecognized tax benefits, at the date of adoption, anticipated to be recognized due to the expiration of the statute of limitations prior to June 30, 2008 are $3,647. The unrecognized tax benefits anticipated to be recognized within twelve months relates to a foreign subsidiary’s U.S. activities and foreign tax on a foreign subsidiary’s income and expense items.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to expected demand in the wireless handset, broadband, base station and military markets; changes in our critical accounting estimates including stock-based compensation expense; the ability to enter into military contracts; our ability to meet our revenue guidance and penetrate our markets; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; and capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “could,” “estimates,” “expects,” “feels,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “seek to continue,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in Part II, item 4 “Risk Factors“. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, cost-effective solutions to applications in the wireless handset, communication networks and military markets. Our mission is, “Connecting the Digital World to the Global Network™,” and we accomplish this through a diversified product portfolio within the communications and military industries. In the wireless handset market, we provide high performance devices such as RF filters, duplexers, receivers, small signal components, power amplifiers, switches and passive components. We have also developed integrated RF modules with the goal of maximizing content and minimizing stacked margins, by offering complete module solutions with almost all subcomponents sourced from our own technologies and manufacturing facilities. In the communications networks markets, we are a supplier of both active GaAs and passive SAW components. We provide the military market with phased-array radar antenna components and in 2005 were chosen to be the prime contractor on a Defense Advanced Research Projects Agency ("DARPA") contract to develop high power wide band amplifiers in gallium nitride ("GaN"), a next generation technology.

Wafer and semiconductor manufacturing facilities represent a very high level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can create a material adverse impact on operating results. In 2005 we began to increase the utilization at our facilities and have been able to maintain generally higher utilization rates through June 30, 2007. During the period between the end of 2005 and June 30, 2007 we have generally experienced increased demand in all of our markets. The handset market is our largest market. As we increase our participation in the handset market we improved our manufacturing effectiveness, measured in yield, and are transitioning from price sensitive handset sub-markets to sub-markets where our unique technology positioning and product offerings better differentiate us from our competition. This differentiation can result in better margins. Transmit and power amplifier modules for the handset market, both relatively new products, have been the largest source of revenue growth in recent times. Gross margins for handset products are typically lower than the gross margins of products in our other markets due to the competitive pressures associated with large unit volume opportunities and our reduced yields associated with initials builds of these products in high volume. New product volume ramps can result in low yield for early production. As our customers ramp their new products we often see customer demand forecasts fluctuate significantly. In addition, our product cost is sensitive to overall unit volume in our factories. As we increase unit volume the fixed cost per unit decreases. We generally benefit from better pricing for much of our variable cost as unit volumes increase. We expect these trends to continue and result in improved handset product gross margins. Our other markets, networks and military, generally have products that achieve higher gross margins. Products for these markets are manufactured on essentially the same equipment set in our factories and also benefit from overall volume and utilization increases that result in lower product cost.

Handset

The wireless handset market remained healthy in the three months ended June 30, 2007. In the second quarter, the market grew as compared to the second quarter of 2006 and underwent significant share shifts between the top five handset suppliers. By our estimates, the total global unit shipments for the wireless handset market grew by approximately 23% in 2006, resulting in projected shipments of over 960 million handsets, up from approximately 780 million units in 2005. We estimate the handset unit market grew 11% in the second quarter of 2007 as compared to the second quarter of 2006. We believe the drivers for continued growth in the handset market remain strong as users in developed countries are looking for new features such as digital cameras, video recorders, music players, GPS, bluetooth, internet access, mobile television and other video standards, leading to high handset replacement rates. This transition to more sophisticated handsets increases the RF content in each device, increasing our addressable market. Further, China, India and other emerging countries with improving economies are growing the wireless handset market by introducing a new customer base. Higher data rates and increased functionality of new handset devices increases the RF content of wireless handsets and has allowed average selling prices to stabilize. However this stabilization may not continue.

Networks

Our networks market includes products that support the transfer of voice, data or video across wireless or wired networks. Our products for this market are divided into three main applications: 1) Base station, including point-to-point microwave radios, 2) Broadband which includes broadband wireless access products for bluetooth, wireless LANs (local area networks) / WiMAX (worldwide interoperability for microwave access), and WiBro (wireless broadband). It also includes wired broadband applications such as CATV (community access television or cable television), and optical communications and satellite broad communication applications such as VSAT (very small aperature terminals) which are classified as groundstation 3) Other / Standard Products which include numerous smaller markets and products that may serve multiple markets. Networks revenue reported here includes both revenue from products as well as foundry services that support the networks markets.

The continued deployment of cellular systems in the Asia and other emerging markets such as India has driven GSM (global system for mobile communications) base station transceiver volumes to new record levels. However, softness in the CDMA (code division multiple access) infrastructure market coupled with slower than expected demand in WCDMA (wideband code division multiple access) have resulted in a flat market for products targeting the traditional cellular base station market. We expect continued benefit in point-to-point radio products, largely resulting from build outs in developing countries and those areas of the world where wireless backhaul systems are prevalent.

Military

Revenues from the military market are generally for products in large scale programs with long lead-times. Once a component has been designed into an end-use product for a military application, the same component is generally used during the entire production life of the end-use product. As a result, we tend to produce large volumes of these components over time. Currently, we are actively engaged with multiple military industry contractors in the development of next-generation phased-array systems and have key design wins in major projects such as the Joint Strike Fighter and F-22. In addition, in 2005 we entered into a multi-year contract from the DARPA to develop high power, wide band amplifiers in GaN; and in July 2006, we were awarded a $3.1 million contract to improve manufacturing methods of producing high-power, high-voltage S-band GaAs amplifiers from the Office of Naval Research. We participate in other large projects such as the B-2 radar upgrade and hope to expand other programs in the future.

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

Revenue Recognition

We derive revenues primarily from the sale of standard and customer-specific products and foundry services in the wireless handset, networks and military markets. We also receive revenues from non-recurring engineering fees and cost-plus contracts for research and development work, which collectively have been less than 5% of consolidated revenues for any period. Our distribution channels include our direct sales staff, manufacturers’ representatives and three independent distributors. Sales of our products are generally made through our sales force, independent manufacturers’ representatives or through our distributors. The majority of our shipments are made directly to our customers. Revenues from the sale of standard and customer-specific products are recognized when title to the product passes to the buyer.

As more of our customers utilize inventory hubbing distribution facilities, our ability to forecast when the customer will take title to the products becomes more difficult for us. We receive periodic reports from these inventory hubs and recognize revenue when the customers acknowledge they have pulled inventory from our hub, the point at which title to the product passes to the customer.

Revenues from foundry services and non-recurring engineering fees are recorded when the service is completed. Revenues from cost plus contracts are recognized in a manner that will reasonably reflect assured realization as the work is completed.

Revenues from our distributors are recognized when the product is sold to the distributors. Our distributor agreements provide for selling prices that are fixed at the date of sale, although we occasionally offer price protections, which are specific, of a fixed duration and for which we reserve. Further, the distributors are obligated to pay the amount and the price or payment obligation is not contingent on reselling the product. The distributors take title to the product and bear substantially all of the risks of ownership; the distributors have economic substance; we have no significant obligations for future performance to bring about resale. We can reasonably estimate; and the amount of future returns can be reasonably estimated. Sales to our distributors were less than 8% of our total revenues for the six month’s ended June 30, 2007 and 2006.

We allow our distributors to return products for warranty reasons and provide limited stock rotation rights. We reserve for such instances. Customers that are not distributors can only return products for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

Inventories

We state our inventories at the lower of cost or market. We use a combination of standard cost and moving average cost methodologies to determine our cost basis for our inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to stating our inventory at a lower of cost or market valuation, we also evaluate it each period for excess quantities and obsolescence. We identify obsolete parts and reserve for them. We analyze forecasted demand versus quantities on hand and reserve for the excess and identify and record other specific reserves. If future demand or market conditions are less favorable than our projections and we fail to reduce manufacturing output accordingly, additional inventory reserves may be required and would have a negative impact on our gross margin in the period the adjustment is made.

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

Investments in Privately Held Companies

In previous years, we made a number of investments in small, privately held technology companies in which we held less than 20% of the capital stock or held notes receivable. In addition, as a result of the sale of our former optoelectronics operations, we received as partial consideration $4.5 million of preferred stock in CyOptics, Inc. (“CyOptics”) and an unsecured promissory note from CyOptics for $5.6 million. That note was discounted $2.3 million to reflect the current market rate for similar debt of comparable companies. We account for all of these investments at cost unless their value has been determined to be other than temporarily impaired, in which case we write the investment down to its estimated fair value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other than temporary decline in value is evident. For non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation could result in additional other than temporary losses in future periods. At June 30, 2007 and December 31, 2006, our investments in privately held companies consisted of our CyOptics preferred stock and promissory note. The preferred stock was valued at $4.5 million at both June 30, 2007 and December 31, 2006. The promissory note was valued at $2.8 million and $3.3 million at June 30, 2007 and December 31, 2006, respectively.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. A significant amount of management judgment is involved in preparing our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation which include federal, state and international tax jurisdictions. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of June 30, 2007, we were not currently under audit by the IRS, but were subject to audits of 2002 and 2005 by the State of Texas. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate estimated liability has been established for potential exposures.

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

Stock-Based Compensation

There were no significant changes to our stock-based compensation accounting estimates and assumptions in the six months ended June 30, 2007. Refer to our most recent Annual Report on Form 10-K for a complete description of our stock-based compensation accounting estimates and assumptions.

The table below summarizes the stock based compensation expense (in millions) for the three and six months ended June 30, 2007 and 2006, included in our condensed consolidated statements of operations:

	Three Months Ended June 30		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of goods sold	$0.8	$0.8	$1.3	$1.6

Stock-based compensation expense included in cost of goods sold	0.8	0.8	1.3	1.6

Research, development and engineering	0.3	0.5	0.6	0.9
Selling, general and administrative	1.0	1.3	1.9	2.4

Stock-based compensation expense included in operating expenses	1.3	1.8	2.5	3.3

Total stock-based compensation expense included in income from operations	$2.1	$2.6	$3.8	$4.9

Results of Operations

The following table sets forth our results of operations expressed as a percentage of revenues for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.5	67.9	71.2	68.8

Gross profit	26.5	32.1	28.8	31.2
Operating expenses:
Research, development and engineering	13.2	13.0	13.1	13.6
Selling, general and administrative	13.7	15.0	13.7	14.8
(Gain) loss on disposal of equipment	(0.0)	(0.0)	0.0	0.0
Acquisition related charges	—	0.0	—	0.0

Total operating expenses	26.9	28.0	26.8	28.4

Operating (loss) income	(0.4)	4.1	2.0	2.8

Other income (expense):
Interest income	1.7	4.0	2.4	4.0
Interest expense	0.0	(2.6)	(0.7)	(2.7)
Foreign currency gain	0.1	0.1	0.1	0.1
Recovery of impairment charge—investments in other companies	—	0.1	—	0.1
Other, net	(0.0)	0.1	(0.0)	—

Total other income, net	1.8	1.7	1.8	1.5

Income before income tax	1.4	5.8	3.8	4.3

Income tax expense (benefit)	0.2	(0.1)	0.3	0.0

Net income	1.2%	5.9%	3.5%	4.3%

Three Months Ended June 30, 2007 and 2006

Our revenues increased $17.4 million, or 18% to $113.8 million in the second quarter of 2007 from $96.3 million in the second quarter of 2006. This increase in revenue was primarily a result of significantly higher sales of products for wireless handset and networks. Our book-to-bill ratio for the second quarter of 2007 was .93 to 1 and is lower than the 1.084 for the second quarter of 2006. Our revenues by end market for the second quarter of 2007 and 2006 were as follows:

(as a % of Total Revenues)	Three Months Ended June 30,
	2007	2006
Handsets	54%	50%
Networks	35	39
Military	11	11

Total	100%	100%

Handsets

Our revenues in the wireless handset market increased approximately 28% as compared to the second quarter of 2006, and accounted for 54% of our revenues in the second quarter of 2007. The increase in revenues as compared to the second quarter of 2006 was primarily due to increased WCDMA/EDGE and GSM shipments as well as foundry supply for the CDMA market.

Our wireless handset revenues from WCDMA and EDGE (enhanced data rates for global evolution) product standards rose 152% and represented more than 21% of the handset revenues in the second quarter of 2007 and revenues from these products continue to grow. As a result, we are reporting revenues from these product standards separately from CDMA and GSM/GPRS (general packet radio service) products. Specifically, in the second quarter of 2007, our revenues from CDMA products grew approximately 5% from the second quarter of 2006. This growth was primarily driven from demand for our narrow band CDMA transmit modules from Tier I handset suppliers and revenue from a foundry customer we believe supports the CDMA market. Revenues from GSM/GPRS products in the second quarter of 2007 increased approximately 19% from the second quarter of 2006 and represented approximately 41% of the handset revenue for the quarter. The GSM/GPRS growth was primarily driven by growth of our transmit modules.

Networks

Revenues from the networks market which include WLAN, base station, and various standard products increased approximately 10% in the second quarter of 2007 as compared to the second quarter of 2006. This increase was primarily due to increases in revenues from broadband-WLAN and groundstation partially offset by decreases in CDMA/1x/2000 and other products. Overall, our revenues from this market for the second quarter of 2007 represented approximately 35% of our total revenues, as compared to approximately 39% of our total revenues in the second quarter of 2006.

Revenues from broadband-WLAN products increased approximately 40% in the second quarter of 2007 compared to the second quarter of 2006. As a percentage of total networks revenues broadband-WLAN represented approximately 18% for the second quarter of 2007 compared to approximately 14% for the second quarter of 2006. Revenues from ground station products increased approximately 93% in the second quarter of 2007 as compared to the second quarter of 2006. As a percentage of our total networks revenues, the ground station market represented approximately 8% for the second quarter of 2007, as compared to approximately 4% in the second quarter of 2006.

Military

Revenues from our military-related products increased approximately 20% in the second quarter of 2007 as compared to the second quarter of 2006. As a percentage of our total revenues, military-related products remained flat at 11% of our total revenues for the second quarter of 2007 as compared to the second quarter of 2006. The increase in revenues in the second quarter of 2007 compared to the second quarter of 2006 was primarily due to increased satellite and electronic countermeasures and communications products of approximately 1000% and 150%, respectively. The increases in revenues were partially offset by decreases in radar products of 20%.

Domestic and International Revenues

Revenues from domestic customers were approximately $43.4 million in the second quarter of 2007, compared to $37.7 million in the second quarter of 2006. Revenues from international customers were approximately $70.4 million for the second quarter of 2007, compared $58.6 million for the second quarter of 2006. As a percentage of total revenues, revenues from international customers were 62% of revenues in the second quarter of 2007 as compared to 61% in the second quarter of 2006. Revenues from international customers remained high due to strong demand for wireless handsets and infrastructure products in developing regions.

Gross Profit

Our gross profit margin as a percentage of revenues decreased to 26.5% in the second quarter of 2007, compared to 32.1% in the second quarter of 2006. The gross profit in the second quarter of 2007 and 2006 included stock-based compensation charges in the amount of $0.8 million. The decrease in our gross margin in the second quarter of 2007 as compared to the second quarter of 2006 was primarily due to excess inventory charges of $4.1 million in the second quarter of 2007 primarily resulting from reduced demand for a single device from a specific customer.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses during the second quarter of 2007 increased $2.6 million, or 20.5%, to $15.0 million, as compared to $12.5 million in the second quarter of 2006. Research, development, and engineering expenses included are $0.3 million in stock-based compensation expenses for the second quarter of 2007 as compared to $0.5 million for the quarter ended June 30, 2006. As a percent of revenues, research, development and engineering expenses remained stable at 13% of revenues for the second quarter of 2007 and the second quarter of 2006. Our research, development and engineering expenses increased primarily due to planned investment in our handset and networks R&D efforts.

Selling, general and administrative

Selling, general and administrative expenses during the second quarter of 2007 increased $1.1 million, or 7.8%, to $15.6 million, as compared to $14.5 million in the second quarter of 2006. The second quarter of 2007 expenses include stock-based compensation costs of $1.0 million, as compared to $1.3 million in the second quarter of 2006. Our selling, general and administrative expenses increased in the second quarter of 2007 as compared to the second quarter of 2006, primarily due to increased legal fees, annual sales meeting, annual proxy solicitation, 10-K and annual shareholders’ meeting costs. As a percentage of revenues, selling, general and administrative expenses fell to 13.7% of revenues in the second quarter of 2007, from 15.0% of revenues in the second quarter of 2006.

Other income, net

In the second quarter of 2007, we recorded net other income of $2.1 million, compared to $1.7 million in the second quarter 2006. While our interest income for the second of quarter 2007 decreased by $1.9 million as compared to the second quarter 2006, we experienced an overall increase in total other income, due to the retirement upon maturity of our convertible subordinated notes in March 2007. The retirement of our debt eliminated our interest expense for the second quarter of 2007, as compared to $2.5 million for the second quarter of 2006.

Income tax expense (benefit)

In the second quarter of 2007 and 2006, we recorded a net income tax expense of $0.2 million and a net income tax benefit of $0.1 million, respectively, primarily due to tax expense of the foreign operations.

Six Months Ended June 30, 2007 and 2006

Revenues increased $40.2 million, or 22%, to $224.4 million for the six months ended June 30, 2007 as compared to $184.2 million for the six months ended June 30, 2006. This increase in revenues was a result of higher sales of wireless handset products, which increased 34% as compared to the six months ended June 30, 2006. In addition, revenues increased from networks and military markets products by approximately 12% and

13% respectively, as compared to the six months ended June 30, 2006. As a percentage of total revenues, our revenues by end market for the six months ended June 30, 2007 and 2006 were as follows:

(as a % of Total Revenues)	Six Months Ended June 30,
	2007	2006
Handsets	53%	49%
Networks	35	39
Military	12	12

Total	100%	100%

Handsets

Our revenues in the wireless handset market increased approximately 34% during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, and accounted for 53% of our revenues in the first half of 2007. The increase was due in large part to significant increases in revenues from transmit modules and power amplifier modules (“PAMs”), for which revenues increased 160% and 49%, respectively, as compared to the six months ended June 30, 2006. The increases were partially offset by decreases in receivers, integrated products and switches in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Our wireless handset revenues from WCDMA and EDGE product standards rose more than 171% and represented more than 20% of the handset revenues in the six months ended June 30, 2007. In the six months ended June 30, 2007, our revenues from CDMA products grew approximately 17% from the six months ended June 30, 2006. This growth was primarily driven by demand for our narrow band CDMA transmit modules from Tier I handset suppliers and revenue from a foundry customer we believe supports the CDMA market. Revenues from GSM/GPRS products in the six months ended June 30, 2007 increased 21% from the six months ended June 30, 2006 and represented approximately 41% of the handset revenue for the period. The GSM/GPRS growth was primarily driven by growth of our transmit modules partially offset by decreases in integrated products and power amplifiers.

Networks

Revenues from the networks market increased approximately 12% in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. This increase was primarily due to increases in revenues from standard products which include products that serve multiple applications, ground station and broadband products. Our revenues from this market for the six months ended June 30, 2007 represented approximately 35% of our total revenues, as compared to approximately 39% of our total revenues in the six months ended June 30, 2006.

Revenues from standard products and other miscellaneous products increased approximately 17% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. As a percentage of total networks revenues, standard and other products represented approximately 30% for both the six months ended June 30, 2007 and 2006. Revenues from satellite ground station products increased approximately 74% in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. As a percentage of our total networks revenues, the ground station market represented approximately 8% for the six months ended June 30, 2007, as compared to approximately 5% in the six months ended June 30, 2006.

Military

Revenues from our military-related products increased approximately 13% during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. As a percentage of our total revenues, military-related products remained at 12% of our total revenues for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in revenue in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to increased satellite products of over 600% and electronic countermeasures and communications products of 108%. The increases were partially offset by a decrease in radar products of 31% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Domestic and International Revenues

Revenues from domestic customers were approximately $88.3 million in the six months ended June 30, 2007, compared to approximately $72.5 million in the six months ended June 30, 2006. Revenues from international customers were approximately $136.1 million for the six months ended June 30 2007, compared to approximately $111.7 million for the six months ended June 30, 2006. As a percentage of total revenues, revenues from international customers were 60% of revenues during the six months ended June 30, 2007 as compared to 61% during the six months ended June 30, 2006. Revenues from international customers continued to grow due to the increasing demand for wireless handsets and infrastructure products in developing regions, where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. and Western Europe.

Gross Profit

Our gross profit margin as a percentage of revenues decreased to 28.8% in the six months ended June 30, 2007, compared to 31.2% in the six months ended June 30, 2006. The gross profit in the six months ended June 30, 2007 and 2006 included stock-based compensation charges in the amount of $1.3 million and $1.6 million, respectively. The decrease in gross profit margin was primarily due to $4.1 million in excess inventory charges in the six months ended June 30, 2007 primarily due to reduced demand for a single device from a specific customer.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses during the six months ended June 30, 2007 increased $4.4 million, or 17%, to $29.4 million, from $25.0 million in the six months ended June 30, 2006. These expenses included stock-based compensation costs of $0.6 million in the six months ended June 30, 2007 and $0.9 million in the six months ended June 30, 2006. Research, development and engineering expenses increased due primarily to the timing of expenses incurred in relation to wireless and networks research and development efforts. As a percentage of total revenues, research, development and engineering expenses were 13.1% of revenues in the six months ended June 30, 2007 and 13.6% of revenues in the six months ended June 30, 2006.

Selling, general and administrative

Selling, general and administrative expenses during the six months ended June 30, 2007 increased $3.4 million, or 12.6%, to $30.7 million from $27.2 million in the six months ended June 30, 2006. These expenses include stock-based compensation costs of $1.9 million in the six months ended June 30, 2007 and $2.4 million in the six months ended June 30, 2006. The increase was primarily due to increased sales commissions paid from increased revenues, increased labor costs, commissions, legal fees, cost of the annual sales conference and the cost of the annual report and shareholders’ meeting. As a percentage of revenues, selling, general and administrative expenses were 13.7% in the six months ended June 30, 2007 and 14.8% in the six months ended June 30, 2006.

Other income (expense), net

In the six months ended June 30, 2007, we recorded net other income of $4.0 million, compared to $2.8 million in the six months ended June 30, 2006. While our interest income for the six months ended June 30, 2007 decreased by $2.1 million as compared to the six months ended June 30, 2006, we experienced an overall increase in total other income, due to the maturity and retirement of our convertible subordinated notes in March 2007. The retirement of our debt resulted in a lower interest expense for the six months ended June 30, 2007, which totaled $1.6 million, as compared to $4.9 million for the six months ended June 30, 2006.

Income tax expense

During the six months ended June 30, 2007 and 2006, we recorded a net income tax expense of $0.6 million and less than $0.1 million, respectively, primarily due to the tax expense of the foreign operations.

Liquidity and Capital Resources

Liquidity

As of June 30, 2007, our cash, cash equivalents and marketable securities decreased $218.4 million, or 59%, to $154.8 million, from $373.2 million as of December 31, 2006. This decrease in cash, cash equivalents and marketable securities during the six months ended June 30, 2007 was primarily due to the maturity and retirement of $218.8 million of convertible subordinated notes in addition to capital expenditures in the amount of $18.5 million. These cash outflows were partially offset by cash provided by operating activities ($10.7 million) and the issuance of common stock through stock option exercises and our employee stock purchase plan in the amount of $7.2 million.

The $10.7 million of cash provided by operations for the six months ended June 30, 2007 increased by $6.4 million from the $4.3 million of cash used in operations during the six months ended June 30, 2006. The increase from the prior year was primarily due to changes in inventory partially offset by a decrease in accounts payable balances, while depreciation, stock based compensation, and net income remained relatively consistent. During the six months ended June 30, 2007 we had significant decreases in inventory levels ($5.3 million) which were offset by decreases in accounts payable ($16.7 million). The net effect on operating cash flow was a decrease of $11.4 million. Comparatively, during the six months ended June 30, 2006 inventory levels increased by $23.8 million while accounts payable balances increased by $8.8 million. The net decrease in operating cash flow was $15.0 million.

At June 30, 2007, our net accounts receivable balance increased $6.5 million, or 10%, to $71.2 million, from $64.7 million at December 31, 2006. This increase was primarily due to an increase in our day sales outstanding which increased to 57 days from 52 days at December 31, 2006.

At June 30, 2007, our net inventory balance decreased $5.3 million, or 6%, to $79.6 million, compared to $84.9 million at December 31, 2006. This decrease in inventory during the period was due to in large part to reduced demand in our handset product line which resulted in excess inventory charges and accordingly increased our inventory turns to 4.2 as of June 30, 2007 up from 3.8 at December 31, 2006, calculated using ending inventory.

At June 30, 2007, our net property, plant and equipment increased $3.4 million, or 2%, to $203.8 million, compared to $200.3 million at December 31, 2006. This increase was primarily due to capital expenditures of $18.5 million during 2007, partially offset by depreciation of $15.0 million. The capital expenditures made during the six months ended June 30, 2007 are primarily due to increasing the capacity at our Oregon facility and equipment to support new product and technologies at our Texas and Oregon facilities.

At June 30, 2007, our accounts payable and accrued expenses decreased $15.7 million, or 29%, to $38.6 million, compared to $54.3 million at December 31, 2006. The decrease was primarily due to concentrated efforts to reduce inventory levels at our factories and subcontract facilities. As a result, our days in trade accounts payable at June 30, 2007 was 17.9 as compared to 33.9 at December 31, 2006.

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

We currently anticipate that we will make capital expenditures of approximately $10.3 million during the third quarter of 2007. During the fourth quarter of 2006, we concluded our $25.0 million common stock repurchase plan. As of the date of this report, the repurchase plan has not been renewed.

Recent Accounting Pronouncements

See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Cash Equivalents, Short-term and Long-term Investments

Our investments in cash equivalents, short-term investments and long-term investments are classified as available-for-sale securities and are comprised of highly rated, short and medium-term investments, such as U.S. government agencies, corporate debt securities, commercial paper and other low risk investments in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. Although we manage investments under an investment policy, economic, market and other events may occur which we cannot control. Although the risks are minimal, fixed rate securities may have their fair values adversely impacted because of changes in interest rates and credit ratings. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates. In addition we may suffer principal losses if we were to sell securities that have declined in value because of changes in interest rates or issuer credit ratings. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes, however we do hedge certain foreign currency exposures of our foreign operations. We do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.

Debt

Our convertible subordinated notes due March 1, 2007 were repaid from existing cash balances and are no longer outstanding.

The following table shows the fair values of our investments as of June 30, 2007 (in thousands):

	Cost	Fair Value
Cash and cash equivalents (including net unrealized losses of $7)	$117,921	$117,914
Available-for-sale investments (including net unrealized gains of $21)	$36,901	$36,922

Foreign Currency Risk

We are exposed to currency exchange rate fluctuations because we sell our products internationally and have assembly operations in Costa Rica, a design center in Germany and sales offices throughout Europe and Asia. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments and to hedge material cash flows that are not denominated in U.S. dollars, in accordance with a foreign exchange risk management policy approved by our board of directors. We primarily use currency forward contracts for this purpose. This hedging activity will reduce, but may not always entirely eliminate, the impact of currency exchange movements. As of June 30, 2007 and 2006, we had forward currency contracts outstanding of approximately $4.7 million and $3.4 million, respectively, all of which were designated as cash flow hedges.

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

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that TriQuint failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in TriQuint’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on or about May 25, 2007. On July 23, 2007, the Company filed separate motions for the dismissal of all claims in each case with the District Court for the District of Oregon. No action has yet been taken by the Court.

In October 2006, the Company received an informal request for information from the staff of the San Francisco district office of the Securities and Exchange Commission regarding its option granting practices. In November, 2006 the Company was contacted by the Office of the U.S. Attorney for the District of Oregon and was asked to produce documents relating to its option granting practices on a voluntary basis. The Company has cooperated in both inquiries.

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

The markets for electronic communications applications in which we participate are subject to intense competition, rapid technological change, and short product life cycles. It is critical for companies such as ours to continually and quickly develop new products to meet the changing needs of these markets. If we fail to develop new products to meet our customers’ needs on a timely basis, we will not be able to effectively compete in these markets. Further, new products could be introduced by competitors that have competitive and technological advantages over our current product line-up. As an example, other vendors introduced new products that used a direct conversion architecture in wireless phones. Direct conversion architecture has been available since the mid-1990’s for GSM phones and wireless phone manufacturers are increasingly using this technology in their new handsets. This technology reduces the number of components needed in the receiver portion of wireless phones, including our SAW IF filter products. As a result of the adoption of direct conversion technology, the sale of our IF filters declined approximately 79% in 2005 as compared to 2004, and during 2006, our handset revenue from IF filters diminished to a negligible amount. Other competitive filtering technologies, including BAW and film bulk acoustic resonator ("FBAR"), a form of BAW, have been introduced and have gained market acceptance in certain applications. Further, continual improvements in semiconductor technology, such as CMOS (complementary metal oxide semiconductor), and development of these products could also take market share from our products.

We are actively pursuing new products such as RF filters, duplexers, power amplifiers, RF modules and SAW/BAW filtering to address the potential of lost of revenues from new or developing technologies. If we fail to design and produce these products in a manner acceptable to our customers, or have incorrectly anticipated our customers’ demand for these types of products, our business, financial condition and results of operation will suffer.

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

Manufacturing RF module products represents a departure from our traditional component manufacturing business. Production of module products entails different manufacturing and planning processes, costs, yields and lead times. If we fail to successfully transition manufacturing resources to produce these products or are unable to do so cost-effectively, our operating results will be adversely affected. Our initial experience is that increased module sales as a percent of our total sales has a negative impact on our gross margins due to our production costs. If we are unable to reduce the costs of producing modules, our total gross margin will decrease as the proportion of module sales increase and our operating results may decline.

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

We depend on the continued growth of communications markets and cost-effective manufacturing.

We derive our product revenues from sales of products and services for electronic communication applications. These markets are characterized by the following:

•	cyclical demand;

•	intense competition;

•	rapid technological changes; and

•	short product life cycles, especially in the wireless phone market.

The electronic communications markets are currently above their cyclical lows of the recent past; however, there is no guarantee that these markets will resume historical growth rates. Further, as is characteristic of the integrated circuit and acoustic filter component industries, the average selling prices of our products have historically decreased over the products’ life cycles and we expect this pattern to continue. To offset these decreasing selling prices, we rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacturing of existing products. We try to introduce new products with similar functionality of existing products but with lower costs by design, or new products which incorporate advanced features and can be sold at higher average selling prices. We work closely with our suppliers to obtain continual improvement on pricing of key raw materials and components. As more of our product offerings migrate toward integrated assemblies requiring the acquisition of outside manufactured components, we will have to work effectively with our suppliers to reduce the total cost of the respective bills of material.

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

In some areas of our business, we have customers, particularly those in the wireless handset market, who ship their completed products in very large unit volumes. These customers may require large inventories of our products on short notice. If we are unable to support our customers when their production volume increases, we may be considered an undependable supplier and our customer may seek alternate suppliers for products which we may have anticipated producing over an extended period of time and in large quantities. In 2006, we experienced such demand at times and were not able meet all of our customers’ requests. As a result, we increased the capacity at our Hillsboro facility to address this issue; however we may still be unable to support our customers’ needs. If our customers consider us to be an undependable supplier, our operating results could be adversely affected as we may not be able to find alternative sources of revenue.

A limited number of customers represent a significant portion of our revenue. If we were to lose any of these customers, our revenue could decrease significantly.

We typically have customers who generate more than 10% of our revenues for a given period. For example, in 2006, Motorola and Samsung each represented more than 10% of our revenues. In the six months ended June 30, 2007, Samsung and Motorola together accounted for over 30% of our revenue. There can be no assurance that we will be able to retain these customers in the future and any significant loss of, or a significant reduction in purchases by, one or more of these customers could have an adverse affect on our financial condition and results of operations. Further, the consolidation of our customers may result in increased customer concentration and/or the potential loss of customers, which could also negatively affect our financial condition and results of operations.

If we build products to support high volume forecasts that never materialize into orders, we may have to write-off excess and obsolete inventory or reduce our prices.

During 2006 and the first quarter of 2007 we increased our inventory levels to meet forecasted future demand. If the forecasted demand does not materialize into purchase orders for these products, we may be required to write-off our inventory balances or reduce the value of our inventory to fair value, based on a reduced sales prices. A write-off of the inventory, or a reduction in the inventory value due to a sales price reduction, could have a material impact on our operating results. In the second quarter of 2007, we incurred $4.1 million in excess inventory charges primarily due to reduced demand for a single device from a specific customer. Further, if we are unable to improve inventory turns and generate targeted operating cash flow projections, we may not satisfy market expectations which could negatively affect our stock price.

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

We may be unable to achieve expected yields on new products prior to experiencing average selling price pressure on them. For example, our product and process development efforts may not be successful and our new products or processes may not achieve market acceptance. To the extent that our cost reductions and new product introductions do not occur in a timely manner, our results of operations could suffer.

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

In the six months ended June 30, 2007 and 2006 we received a portion of our revenues from the U.S. government or from prime contractors on U.S. government sponsored programs principally for military applications. These military programs with the U.S. government generally have long lead times such as the DARPA contract and F-22 Raptor and Joint Strike Fighter aircraft programs. They are also subject to delays or cancellation. Changes in military funding or the loss of a significant military program or contract would have a material adverse impact on our operating results. Further, spending on military contracts can vary significantly depending on funding from the U.S. government. We believe our government and military contracts in the recent past have been negatively impacted by the war in Iraq as the government allocated more funding to the war and less on new development and long-term programs, such as the ones in which we participate.

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

We face risks from our operations and employees located outside of the U.S.

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

	Type of Disaster	Approximate Percent of Total*
Location		Fixed Assets	Revenues
Apopka, Florida	H	15%	22%
Bend, Oregon	E, V	0%	0%
Dallas, Texas	H	45%	22%
Hillsboro, Oregon	E, V	30%	56%
San Jose, Costa Rica	E, V, H	10%	22%

E— Earthquake/mudslide

V— Volcanic eruption

H— Hurricane and/or tornado and flooding

*	Figures are based on revenues for the quarter ended June 30, 2007 or net fixed assets as of June 30, 2007. Additionally, the sum may be greater than 100% due to shared risks between locations.

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

As a corporation with operations both in the United States and abroad, we are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision. Our effective tax rate is subject to fluctuations as the income tax rates for each year are a function of the following factors, among others:

•	the effects of a mix of profits or losses earned by us and our subsidiaries in numerous foreign tax jurisdictions with a broad range of income tax rates;

•	our ability to utilize recorded deferred tax assets;

•	changes in contingencies related to taxes, interest or penalties resulting from internal, tax advisors and governmental tax reviews and audits;

•	tax holidays; and

•	changes in tax laws or the interpretation of such laws, specifically transfer pricing, permanent establishment and other intercompany transactions.

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

We currently use subcontractors for the majority of our integrated circuit and module assemblies, as well as final product testing. Approximately 66% of our revenues in the six months ended June 30, 2007 were derived from components in which we utilize subcontractors for some portion of the production process. We expect this percentage to grow as module products become a larger portion of our product revenues. There are certain risks associated with dependence on third party providers, such as minimal control over delivery scheduling, adequate capacity during demand peaks, warranty issues and protection of intellectual property. Additionally, if these subcontractors are unable to meet our needs, it could prevent or delay production shipments that could negatively affect our results of operations and our customer relationships. If we were to change any of our subcontractors, we would be required to re-qualify each new subcontractor, which could also prevent or delay product shipments that could negatively affect our results of operations. In addition, our reliance on these subcontractors may negatively affect our production if the services vary in reliability or quality. If we are unable to obtain timely service of acceptable quality or if the prices increase, our results of operations could be harmed.

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

We could incur additional debt in the future.

If we do not have adequate amounts of cash, cash equivalents and marketable securities to fund our working capital needs we may be required to obtain debt or sell additional common stock to expand our business or to satisfy short-term cash needs. We may incur additional debt in the future, which could be at substantially less favorable terms than we were able to secure debt financing in the past. Further, there can be no assurance that we will be able to obtain debt when needed or in the amount needed, or to meet debt service obligations once debt is obtained.

We must improve our products and processes to remain competitive.

If technologies or standards that are supported by either our products or by our customers’ products become obsolete or fail to gain widespread commercial acceptance, our results of operations may be materially impacted. Because of continual improvements in semiconductor technology, including those in high performance silicon technologies such as CMOS (complementary metal oxide semiconductor) where substantially more resources are invested than in other technologies such as GaAs and SAW products, we believe that our future success will depend, in part, on our ability to continue to improve our product and process technologies. We must also develop new technologies in a timely manner and be able to adapt our products and processes to technological changes to support emerging and established industry standards. We have and must continue to perform significant research and development into advanced material development such as GaN, and silicon carbide ("SiC") to compete with future technologies of our competitors. These research and development efforts may not be accepted by our customers, and therefore may not achieve sustained production in the future. Further, we may not be able to improve our existing products and process technologies, or be able to develop new technologies in a timely manner or effectively support industry standards. If we fail to do so, our customers may select another GaAs, SAW or BAW product, or even move to an alternative technology.

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

Our future success depends in large part on the continued service of our key technical, marketing and management personnel. We also depend on our ability to continue to identify, attract and retain qualified technical employees, particularly highly skilled design, process and test engineers involved in the manufacture and development of our products and processes. We must also recruit and train employees to manufacture our products without a substantial reduction in manufacturing yields. There are many other semiconductor companies located in the communities near our facilities and it may become increasingly difficult for us to attract and retain employees. The competition for key employees is intense, and the loss of key employees could negatively affect us.

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

The integrated circuit, SAW and BAW device industries are characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. If it is necessary or desirable, we may seek licenses under such patents or other intellectual property rights. However, we cannot be certain that licenses will be offered or that we would find the terms of licenses that are offered acceptable or commercially reasonable. Our failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products. For example, in 2006, we received notice that StratEdge sued us for patent infringement. Although we deny any wrongdoing, we paid substantial legal fees in defending ourselves and settling the claim. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by or against us could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination. In the event of an adverse result in any litigation, we could be required to:

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

Our sales outside of the U.S. during the six months ended June 30, 2007 and 2006 were approximately 60% and 61% of total revenues, respectively. As a result of having a significant amount of sales outside of the U.S., we face inherent risks from these sales, including:

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

Following periods of volatility in the market price of a company’s stock, some stockholders may file securities class action litigation. For example, in 1994, a stockholder class action lawsuit was filed against us, our underwriters and some of our officers, directors and investors, which alleged that we, our underwriters and certain of our officers, directors and investors intentionally misled the investing public regarding our financial prospects. We settled the action and recorded a special charge of $1.4 million associated with the settlement of this lawsuit and related legal expenses, net of accruals, in 1998. Additionally, in 2003, a class action complaint was purportedly filed on behalf of purchasers of the stock of Sawtek, Inc., our wholly owned subsidiary between January 2000 and May 24, 2001, against Sawtek and former officers of Sawtek and the Company. Although the claim was dismissed with prejudice in October 2005, our management spent time defending the claims, and the claims of the current derivative suit. We also incurred legal fees to defend ourselves. Future claims, if any, could harm our operating results, and we may incur significant legal fees defending these claims. Further, defending these claims distracts our management from running our business.

Our stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $5.52 to a low of approximately $3.70 during the 52 weeks ended June 30, 2007. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly. Further, high stock price volatility could result in higher stock-based compensation expense.

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

We are subject to taxation in many different countries and localities worldwide. In some jurisdictions, we have employed specific business strategies to minimize our tax exposure. To the extent the tax laws and regulations in these various countries and localities could change, our tax liability in general could increase or our tax saving strategies could be threatened. Such changes could have a material adverse effect on our operations and financial results. For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 75% exemption from Costa Rican income taxes through November 2007 and a 50% exemption through November 2009. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative impact on our net income. During the six months ended June 30, 2007 and 2006, the 75% tax exemption reduced our income tax expense by $0.2 million and $0.3 million, respectively.

In addition, the U.S. Internal Revenue Service and several foreign tax authorities could assert additional taxes associated with our foreign subsidiaries activities.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

On May 14, 2007, we held our Annual Meeting of Stockholders in Hillsboro, Oregon. We solicited votes by proxy pursuant to proxy solicitation materials first distributed to our stockholders on or about April 20, 2007. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for and against and the number abstentions:

1.	The election of Dr. Paul A. Gary, Charles Scott Gibson, Nicolas Kauser, Ralph G. Quinsey, Dr. Walden C. Rhines, Steven J. Sharp and Willis C. Young as directors of the Company until the next Annual Meeting of Stockholders or until their successors are elected:

Nominee	For	Withheld
Dr. Paul A. Gary	123,724,786	2,657,501
Charles Scott Gibson	116,894,233	9,488,054
Nicolas Kauser	120,331,744	6,050,543
Ralph G. Quinsey	123,760,508	2,621,779
Dr. Walden C. Rhines	119,765,613	6,616,674
Steven J. Sharp	123,867,662	2,514,625
Willis C. Young	123,907,327	2,474,960

2.	The ratification of the audit committee’s appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007:

For	Against	Abstain
125,389,715	902,071	90,501

3.	The proposal to approve an amendment to the TriQuint Semiconductor, Inc. 1996 Stock Incentive Program to (i) increase the aggregate number of shares of common stock that may be issued under such program by 5,000,000 shares to a total of 41,050,000 and (ii) amend the automatic grant provisions for our non-employee chairman;

For	Against	Abstain
65,203,427	14,099,111	5,002,530

4.	The proposal to approve (i) the adoption of the TriQuint, Inc. 2007 Employee Stock Purchase Plan, (ii) the reservation of 2,000,000 shares of Common Stock that may be issued thereunder; and (iii) the adoption of a provision for an annual increase in the number of shares available for issuance under the 2007 Employee Stock Purchase Plan on January 1st of each year beginning in 2008 equal to the lesser of: (a) 3,000,000 shares of common stock (b) 1.5% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (c) an amount determined by the board of directors; and

For	Against	Abstain
52,536,784	26,824,843	4,943,442

Item 5.     Other Information

None

Item 6.     Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.

Dated: August 7, 2007	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey
President and Chief Executive Officer

Dated: August 7, 2007	By:	/s/ STEPHANIE J. WELTY
Stephanie J. Welty
Vice President of Finance and Administration, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.