Form 10-Q
period 2007-09-30
TRIQUINT SEMICONDUCTOR INC
filed 2007-11-06
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 2, 2007 there were 141,411,931 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$122,918	$103,259	$347,292	$287,480
Cost of goods sold	83,356	70,424	243,171	197,139

Gross profit	39,562	32,835	104,121	90,341

Operating expenses:
Research, development and engineering	16,532	12,222	45,900	37,235
Selling, general and administrative	15,382	13,414	46,071	40,658
In-process research and development	7,600	—	7,600	—
Loss on disposal of equipment	2	8	88	37
Acquisition related charges	—	(21)	—	63

Total operating expenses	39,516	25,623	99,659	77,993

Operating income	46	7,212	4,462	12,348
Other income (expense):
Interest income	2,227	4,048	7,592	11,464
Interest expense	(6)	(2,526)	(1,642)	(7,442)
Foreign currency gain	78	169	273	315
Recovery of impairment—investments in other companies	—	—	—	133
Other, net	51	(166)	84	(158)

Total other income, net	2,350	1,525	6,307	4,312

Income, before income tax	2,396	8,737	10,769	16,660
Income tax expense	518	656	1,144	685

Net income	$1,878	$8,081	$9,625	$15,975

Basic per share net income	$0.01	$0.06	$0.07	$0.11

Diluted per share net income	$0.01	$0.06	$0.07	$0.11

Common equivalent shares:
Basic	140,718	138,604	139,679	139,739
Diluted	142,511	140,118	141,761	141,476

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$153,377	$133,918
Investments in marketable securities	21,318	239,314
Accounts receivable, net	77,529	64,688
Inventories, net	68,418	84,879
Prepaid expenses	4,476	6,071
Other current assets	11,359	8,907

Total current assets	336,477	537,777
Property, plant and equipment, net	202,523	200,346
Goodwill and intangible assets, net	10,470	4,363
Other noncurrent assets, net	11,735	11,929

Total assets	$561,205	$754,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,552	$30,112
Accrued payroll	19,402	12,007
Income tax liability	—	9,202
Other accrued liabilities	8,863	12,151
Convertible subordinated notes	—	218,755

Total current liabilities	55,817	282,227

Long-term liabilities:
Long term income tax liability	10,251	—
Other long-term liabilities	5,257	4,741

Total liabilities	71,325	286,968

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $.001 par value, 600,000,000 shares authorized, 140,775,594 shares and 138,498,762 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	141	138
Additional paid-in capital	485,294	471,588
Accumulated other comprehensive income (loss)	263	(290)
Retained Earnings (accumulated deficit)	4,182	(3,989)

Total stockholders’ equity	489,880	467,447

Total liabilities and stockholders’ equity	$561,205	$754,415

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$9,625	$15,975

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,402	23,617
Stock-based compensation charges	6,182	7,070
Recovery of impairment—investments in other companies	—	(133)
Loss on disposal of assets	88	37
In-process research and development	7,600	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(12,368)	(8,611)
Inventories, net	17,955	(36,179)
Other assets	(945)	(2,653)
Accounts payable and accrued expenses	(279)	12,837

Net cash provided by operating activities	50,260	11,960

Cash flows from investing activities:
Purchase of available-for-sale investments	(104,877)	(291,097)
Maturity/sale of available-for-sale investments	323,350	293,264
Proceeds from sale of assets	747	10
Business acquisition, net of cash acquired	(14,747)	(2,316)
Capital expenditures	(24,046)	(27,041)

Net cash provided by (used in) investing activities	180,427	(27,180)

Cash flows from financing activities:
Retirement of convertible subordinated notes	(218,755)	—
Repurchase of common stock	—	(22,688)
Issuance of common stock, net	7,527	4,438

Net cash used in financing activities	(211,228)	(18,250)

Net increase (decrease) in cash and cash equivalents	19,459	(33,470)
Cash and cash equivalents at beginning of period	133,918	103,730

Cash and cash equivalents at end of period	$153,377	$70,260

Supplemental disclosures:
Cash paid for interest	$4,375	$8,750
Cash paid for income taxes	$1,172	$728
Sabbatical-cumulative adjustment	$1,454	$—

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the assessment of recoverability of long-lived assets, the valuation of investments in and receivables from privately held companies, the recognition and measurement of income tax assets and liabilities and the accounting for stock-based compensation. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of normal, recurring adjustments necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2006, as included in the Company’s 2006 Annual Report on Form 10-K as filed with the SEC on March 15, 2007.

The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarter, which were September 29, 2007 and September 30, 2006. For convenience, the Company has indicated that its third quarters ended on September 30. The Company’s fiscal year ends on December 31.

2. Accounting Changes

In the three months ended March 31, 2007, the Company adopted Emerging Issues Task Force Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2). The consensus reached by the EITF, as set forth in EITF 06-2, determined that sabbatical and other similar benefits do accumulate and should be accrued for over the requisite service period. As such, the Company adopted EITF 06-2 through a cumulative-effect adjustment, which resulted in an additional liability along with a reduction to retained earnings, both in the amount of $1.5 million, in the three months ended March 31, 2007.

During the three months ended March 31, 2007, the Company also adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48). Refer to Note 14, titled “Income Taxes,” for further discussion.

3. Stock-Based Compensation

Stock-based compensation expense recognized under SFAS No. 123(R) “Share-Based Payment”, for the three and nine months ended September 30, 2007 was $2.3 million and $6.2 million, respectively, which consisted of stock-based compensation expense related to unvested grants of employee stock options and the Company’s employee stock purchase plan (“ESPP”). Stock-based compensation expense recognized under SFAS No. 123(R) for the three months and nine months ended September 30, 2006 was $2.2 million and $7.1 million, respectively, which consisted of stock-based compensation expense related to unvested grants of employee stock options and the Company’s ESPP. The table below summarizes the stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock-based compensation expense:
Cost of goods sold	$731	$702	$2,090	$2,279

Total in cost of goods sold	731	702	2,090	2,279
Research, development and engineering	421	414	997	1,288
Selling, general and administrative	1,190	1,089	3,095	3,503

Total in operating expenses	1,611	1,503	4,092	4,791

Total stock-based compensation expense included in income from operations	$2,342	$2,205	$6,182	$7,070

The following summarizes the Company’s stock option transactions for the nine months ended September 30, 2007:

	Nine months ended September 30, 2007
	Shares	Weighted- average exercise price
Outstanding at the beginning of the period	25,723	$9.85
Granted	4,818	5.04
Exercised	(1,102)	3.61
Forfeited	(882)	10.05

Outstanding at the end of the period	28,557	$9.27

4. Business Combinations

On August 31, 2007, the Company completed the acquisition of Peak Devices, Inc. (“Peak”), a privately-held, fabless semiconductor company that focuses on RF discrete transistor technology. The Company paid $14,922 in cash on the closing date and paid an additional $183 of direct acquisition costs during the three months ended September 30, 2007 for Peak. Of the $14,922, $1,500 is held in escrow for payment of claims and liabilities that may result from this acquisition. The escrow period expires on December 31, 2008. The Company is also obligated to pay earnout payments to the former shareholders of Peak based on 10% of the gross margin from sales of Peak technology based products less a quarterly threshold over a five year period from 2008 to 2012. These earnout amounts are not contingent on continued employment of the former shareholders. As of September 30, 2007, the Company had recognized no earnout amounts on the sales of Peak technology based products.

The Company accounted for the Peak acquisition as a purchase in accordance with SFAS No. 141, “Business Combinations”. Details of the purchase price are as follows:

Cash paid at closing	$14,922
Acquisition costs	183

Total	$15,105

The purchase price was allocated to Peak’s assets and liabilities based upon fair values as follows:

Cash	$358
Accounts receivables and other assets	476
Inventory	1,494
Property, plant and equipment	174
In-process research and development	7,600
Intangible assets (Note 8)	5,000
Goodwill (Note 8)	1,368
Payables and other liabilities	(1,365)

Total	$15,105

The results of operations for the Peak business were included in the Company’s consolidated statements of operations for the period from September 1, 2007 to September 30, 2007. Pro forma results of operations have not been presented for this acquisition because its effect was not material to the Company.

The intangible assets acquired are being amortized over a weighted average period of six years.

In-process research and development (“IPR&D”) represents Peak projects that had not reached technological feasibility and had no alternative future use when acquired but had been developed to a point where there was value associated with them in relation to potential future revenue. Using the income approach to value the IPR&D, the Company determined that $7.6 million of the purchase price represents purchased in-process technology. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned value was expensed immediately into operating expenses upon the closing date of the acquisition.

The fair value underlying the $7.6 million assigned to acquire IPR&D from the Peak acquisition was determined by identifying research projects in areas for which technological feasibility had not been established and there were no alternative future uses. The acquired IPR&D consisted of wide band transistor products and was approximately 50% complete as of September 1, 2007. This technology is being integrated into products expected to be completed in 2008. There has been no material change in the estimated cost of these projects.

The fair value of IPR&D was determined by an income approach where fair value is the present value of projected net free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over a 10 year period was discounted at a rate of 40% which reflected the stage of completion and the technical risks associated with achieving technological feasibility. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the IPR&D, the useful life of the technology and the profitability levels of the technology. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, R&D costs, SG&A costs, asset requirements and income taxes. The stage of completion of the products at the date of the acquisition were estimated based on the tasks required to develop the technology into a commercially viable product. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that the Company will realize any anticipated benefits of the acquisition. The risks associated with IPR&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

To the extent that estimated completion dates are not met, the risk of competitive product introduction is greater and revenue opportunity may be permanently lost.

5. Recent Accounting Pronouncements

The FASB issued SFAS No. 157, “Fair Value Measurement”, in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will adopt SFAS No. 157 effective January 1, 2008. The Company is currently assessing the effects that SFAS No. 157 will have on its financial statements.

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

6. Net Income Per Share

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

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Shares for basic net income per share:
Weighted-average shares outstanding—Basic	140,718	138,604	139,679	139,739
Dilutive securities	1,793	1,514	2,082	1,737

Weighted-average shares outstanding—Dilutive	142,511	140,118	141,761	141,476

For the three and nine months ended September 30, 2007, options and other exercisable convertible securities totaling 19,397 and 15,358 shares, respectively, were excluded from the calculation as their effect would have been antidilutive. For the three and nine months ended September 30, 2006, options and other exercisable convertible securities totaling 19,604 and 19,074 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

7. Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	September 30, 2007	December 31, 2006
Inventories, net:
Raw materials	$19,305	$27,622
Work-in-process	31,295	39,465
Finished goods	17,818	17,792

	$68,418	$84,879

8. Goodwill and Other Acquisition-Related Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company is required to perform an impairment analysis on its goodwill at least annually, or when events and circumstances warrant. The Company performs this test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During the three and nine months ended September 30, 2007 and 2006, there were no impairments or impairment indicators present and no loss was recorded.

Information regarding the Company’s other acquisition-related intangible assets is as follows:

	Useful Life (Years)	September 30, 2007			December 31, 2006
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill		$4,638	$—	$4,638	$3,240	$—	$3,240
Amortizing:
Patents, trademarks and other	<1 - 10	13,353	7,521	5,832	8,352	7,229	1,123

Total intangible assets		$17,991	$7,521	$10,470	$11,592	$7,229	$4,363

Amortization expense of amortizing intangible assets was $153 and $292 for the three and nine months ended September 30, 2007, respectively. During the three and nine months ended September 30, 2006, amortization expense of amortizing intangible assets was $98 and $293, respectively.

9. Property, Plant and Equipment

Property, plant and equipment for operations consisted of the following:

	September 30, 2007	December 31, 2006
Land	$19,691	$19,691
Buildings	89,181	89,177
Leasehold improvements	5,029	4,811
Machinery and equipment	276,500	264,285
Furniture and fixtures	5,100	5,066
Computer equipment and software	30,003	27,545
Assets in process	25,464	19,670

	450,968	430,245
Accumulated depreciation	(248,445)	(229,899)

	$202,523	$200,346

For the three and nine months ended September 30, 2007, the Company incurred depreciation expense of $6,983 and $21,942, respectively. For the three and nine months ended September 30, 2006, the Company incurred depreciation expense of $7,380 and $22,570, respectively.

10. Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$1,878	$8,081	$9,625	$15,975
Other comprehensive income (loss):
Net unrealized gain (loss) gain on cash flow hedges	113	(103)	74	137
Net unrealized gain on available for sale investments	69	1,043	479	1,965

Comprehensive income	$2,060	$9,021	$10,178	$18,077

11. Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations are remeasured at the prior month’s balance sheet rate. To manage its exposure to foreign currency exchange rate fluctuations, the Company enters into derivative financial instruments, including hedges. The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the three months ended September 30, 2007, the Company reported foreign currency gains from remeasurement and hedging activity of $78 compared to $169 during the three months ended September 30, 2006. During the nine months ended September 30, 2007, the Company reported foreign currency gains from remeasurement and hedging activity of $273, as compared to $315 during the nine months ended September 30, 2006.

As of September 30, 2007 and 2006, the Company had forward currency contracts outstanding of $4,735 and $3,382, respectively, all of which were designated as cash flow hedges.

12. Commitments and Contingencies

Legal Matters

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of the Company, against certain of the Company’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that the Company failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in the Company’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on

May 25, 2007. On July 23, 2007, the Company filed separate motions for the dismissal of all claims in each case with the District Court for the District of Oregon. No action has yet been taken by the Court. On September 28, 2007, the Plaintiffs filed a consolidated opposition to the Company’s motions for the dismissal of all claims in each case. On October 26, 2007, the Company filed separate reply briefs in support of its motions for the dismissal of all claims in each case.

In October 2006, the Company received an informal request for information from the staff of the San Francisco district office of the SEC regarding its option granting practices. In November 2006 the Company was contacted by the Office of the U.S. Attorney for the District of Oregon and was asked to produce documents relating to its option granting practices on a voluntary basis. The Company has cooperated in both inquiries. On October 24, 2007, the San Francisco district office of the SEC sent the Company a letter indicating that the district office has terminated its investigation and is not recommending that the SEC take any enforcement action against the Company.

Prior to the filing of its quarterly report on Form 10-Q for the three months ended September 30, 2006, the Company conducted an extensive review of its option granting practices. The Company’s management concluded that no backdating had occurred with respect to its option grants and that prior disclosures regarding its option grants were not incorrect. The Company remains current in its reporting under the Securities Exchange Act of 1934, as amended.

13. Convertible Subordinated Notes

At December 31, 2006, the Company had $218,755 principal amount of its 4% convertible subordinated notes due March 1, 2007, excluding outstanding and net capitalized issuance costs of $168. On March 1, 2007, the Company retired the balance of the notes, and accumulated interest, with its cash reserves. During the three and nine months ended September 30, 2007, the Company amortized $0 and $168, respectively, of the capitalized issuance costs. During the three and nine months ended September 30, 2006, the Company amortized $251 and $754, respectively, of the capitalized issuance costs.

14. Income Taxes

During the three and nine months ended September 30, 2007, the Company recorded net income tax expense from continuing operations of $518 and $1,144, respectively. The net tax expense for both periods was primarily associated with taxes from the foreign operations. The Company’s income tax liability recorded on its condensed consolidated balance sheets relates primarily to management’s estimate of the income tax expense in the jurisdictions in which the Company has operations. The Company currently receives tax benefits due to a partial tax holiday associated with its Costa Rican operation. For the three and nine months ended September 30, 2007, these benefits were approximately $533 and $864, respectively. Additionally, a tax benefit of $240 was recorded due the settlement of a Costa Rica tax liability during the three months ended June 30, 2007.

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company recognized no adjustment in the liability for unrecognized tax benefits upon the adoption of FIN 48. As of the date of adoption, the Company’s unrecognized tax benefits totaled $9,293, including interest and penalty of $2,794. As of September 30, 2007, the Company’s unrecognized tax benefits totaled $10,251, including interest and penalty of $3,732. The unrecognized tax benefits recorded at September 30, 2007, if recognized in full, would result in a favorable impact on the effective tax rate.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2004; state and local income tax examinations before 2003; or foreign income tax examinations before 2004.

The Company is not currently under Internal Revenue Service (IRS) examination. During 2003, the Company settled an IRS tax examination related to the 2000 and 2001 tax years. In the three months ended March 31, 2007, the state of Texas tax authorities commenced an audit of the tax years 2002 through 2005. The Company is not currently under examination in any other states or foreign jurisdictions.

The Company’s continuing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. During the three and nine months ended September 30, 2007, the Company recognized approximately $274 and $969 in potential interest and penalties associated with uncertain tax positions. With respect to the uncertain tax positions, to the extent interest and penalties are not assessed amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of examinations prior to September 30, 2008. No unrecognized tax benefits, at the date of adoption, are anticipated to be recognized due to the expiration of the statute of limitations prior to December 31, 2007. No unrecognized tax benefits, at the date of adoption, are anticipated to be recognized due to the expiration of the statute of limitations prior to September 30, 2008.

15. Subsequent Events

On October 24, 2007, the San Francisco district office sent the Company a letter indicating that the district office has terminated its investigation of the Company’s option granting practices and is not recommending that the SEC take any enforcement action against the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to expected demand in the wireless handset, networks, and military markets; changes in our critical accounting estimates; the ability to enter into military contracts; our ability to meet our revenue guidance and penetrate our markets; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; and capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “could,” “estimates,” “expects,” “feels,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “seek to continue,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in Part II, Item 1A “Risk Factors”. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

We are a supplier of high performance modules, components and foundry services for the world’s leading communications companies. Our focus is on the specialized expertise, materials and know-how of radio frequency (“RF”) and other high and intermediate frequency applications. We “connect the digital world to the global network” as a premier supplier of advanced technology products and address three primary end markets: wireless handsets, communication networks and military systems. We continually strive to lower customers’ costs and improve system performance through advanced engineering expertise, dedicated service and forward-looking design. Our products are designed on various wafer substrates including compound semiconductor materials such as gallium arsenide (“GaAs”) and piezoelectric crystals such as lithium tantalate (“LiTaO3”) and lithium niobate (“LiNbO3”). We use a variety of process technologies using GaAs substrates including hetrojunction bipolar transistor (“HBT”) and pseudomorphic high electron mobility transistor (“pHEMT”). Using various other substrates we also manufacture surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”) products. With these materials and our proprietary technology, we believe our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, higher power and power-added efficiency, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. Customers for our products include major communication companies worldwide.

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

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, cost-effective solutions to applications in the wireless handset, communication networks and military markets. Our mission is, “Connecting the Digital World to the Global Network™,” and we accomplish this through a diversified product portfolio within the communications and military industries. In the wireless handset market, we provide high performance devices such as RF filters, duplexers, small signal components, power amplifiers, switches and passive components. We have also developed integrated RF modules with the goal of maximizing content and minimizing stacked margins, by offering complete module solutions with almost all subcomponents sourced from our own technologies and manufacturing facilities. In the communications networks markets, we are a supplier of both active GaAs and passive SAW components. We provide the military market with phased-array radar antenna components and in 2005 were chosen to be the prime contractor on a Defense Advanced Research Projects Agency (“DARPA”) contract to develop high power wide band amplifiers in gallium nitride (“GaN”), a next generation technology.

Wafer and semiconductor manufacturing facilities require a high level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can create a material adverse impact on operating results. In 2005 we began to increase the utilization at our facilities and were able to improve utilization rates through September 30, 2007. From December 31, 2005 to September 30, 2007, we generally experienced increased demand in all of our markets. The handset market is our largest market. As we increased our participation in the handset market we improved our manufacturing effectiveness and are transitioning from price sensitive handset sub-markets to those where our technology and product offerings better differentiate us from our competition. Transmit and power amplifier modules for the handset market, both relatively new products, have been the largest source of our revenue growth in recent times. Gross margins for handset products are typically lower than the gross margins of products in our other markets due to the competitive pressures associated with large unit volume opportunities and our reduced yields associated with initial builds of these products. New product volume ramps can result in low yield for early production. As our customers ramp their new products we often see customer demand forecasts fluctuate significantly. In addition, our product cost is sensitive to overall unit volume in our factories. Accordingly, as we increase unit volume, our fixed cost per unit decreases. We expect these trends to continue resulting in improved handset product gross margins. Our other markets, networks and military, generally have products that achieve higher gross margins. Products for these markets are manufactured on essentially the same equipment in our factories and also benefit from overall volume and utilization increases that result in lower product cost.

Handset

The wireless handset market remained healthy in the three months ended September 30, 2007. In the three months ended September 30, 2007, the market grew as compared to the three months ended September 30, 2006 and underwent significant share shifts between the top five handset suppliers. By our estimates, the total global unit shipments for the wireless handset market grew by approximately 23% in 2006, resulting in projected shipments of over 980 million handsets, up from approximately 800 million units in 2005. We estimate the handset unit market grew 14% in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. We believe the drivers for continued growth in the handset market remain strong as users in developed countries are looking for new features such as digital cameras, video recorders, music players, GPS, bluetooth, internet access, mobile television and other video standards, leading to high handset replacement rates. This transition to more sophisticated handsets increases the RF content in each device, increasing our addressable market. Further, China, India and other emerging countries with improving economies are growing the wireless handset market by introducing a new customer base.

Networks

Our networks market includes products that support the transfer of voice, data or video across wireless or wired networks. Our strategy for networks is “Simplifying RF” through integration, superior performance and unmatched customer support. Our products for this market are divided into three main applications:

•	Base station, including point-to-point microwave radios.

•

Broadband which includes broadband wireless access products for bluetooth, wireless LANs (local area networks) / WiMAX (worldwide interoperability for microwave access), and WiBro (wireless broadband). It also includes wired broadband applications such as CATV (community access television or cable television), and optical communications and satellite broad communication applications such as VSAT (very small aperature terminals), which are classified as groundstation.

•

Other / Standard Products which include numerous smaller markets and products that may serve multiple markets. Networks revenue reported here includes both revenues from standard products as well as foundry services that support the networks markets.

The continued deployment of cellular systems in Asia and other emerging markets such as India has driven GSM (global system for mobile communications) base station transceiver volumes to new record levels. However, softness in the CDMA (code division multiple access) infrastructure market coupled with slower than expected demand in WCDMA (wideband code division multiple access) have resulted in a flat market for products targeting the traditional cellular base station market. We expect continued benefit in point-to-point radio products, largely resulting from build outs in developing countries and those areas of the world where wireless backhaul systems are prevalent.

Military

Revenues from the military market are generally for products in large scale programs with long lead-times. Once a component has been designed into an end-use product for a military application, the same component is generally used during the entire production life of the end-use product. As a result, we tend to produce large volumes of these components over time. Currently, we are actively engaged with multiple military industry contractors in the development of next-generation phased-array systems and have key design wins in major projects such as the Joint Strike Fighter and F-22. In addition, in 2005 we entered into a multi-year contract from DARPA to develop high power, wide band amplifiers in GaN; and in July 2006, we were awarded a $3.1 million contract to improve manufacturing methods of producing high-power, high-voltage S-band GaAs amplifiers from the Office of Naval Research.

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

Our most critical accounting estimates include revenue recognition; the valuation of inventory, which impacts gross margin; assessment of recoverability of long-lived assets, which primarily impacts operating expense when we impair assets or accelerate depreciation; valuation of investments and debt in privately held companies, which impacts net income when we record impairments; deferred income tax assets and liabilities, which impacts our tax provision; and stock-based compensation, which impacts cost of goods sold and operating expenses. We also have other policies that we consider to be key accounting policies, such as our policies for the valuation of accounts receivable, reserves for sales returns and allowances, reserves for warranty costs and our reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

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

We receive periodic reports from customers who utilize inventory hubs and recognize revenues when the customers acknowledge they have pulled inventory from our hub, the point at which title to the product passes to the customer.

Revenues from foundry services and non-recurring engineering fees are recorded when the service is completed. Revenues from cost plus contracts are recognized as the work is completed.

Revenues from our distributors are recognized when the product is sold to the distributors. Our distributor agreements provide for selling prices that are fixed at the date of sale, although we occasionally offer price protections, which are specific, of a fixed duration and for which we reserve. Further, the distributors are obligated to pay the amount and the price or payment obligation is not contingent on reselling the product. The distributors take title to the product and bear substantially all of the risks of ownership; the distributors have economic substance; we have no significant obligations for future performance to bring about resale. We can reasonably estimate the amount of future returns. Sales to our distributors were less than 8% of our total revenues for the nine months ended September 30, 2007 and 2006.

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

Investments in Privately Held Companies

In previous years, we made a number of investments in small, privately held technology companies in which we held less than 20% of the capital stock or held notes receivable. In addition, as a result of the sale of our former optoelectronics operations, we received as partial consideration $4.5 million of preferred stock in CyOptics, Inc. (“CyOptics”) and an unsecured promissory note from CyOptics for $5.6 million. That note was discounted $2.3 million to reflect the current market rate for similar debt of comparable companies. We account for all of these investments at cost unless their value has been determined to be other than temporarily impaired, in which case we write the investment down to its estimated fair value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other than temporary decline in value is evident. For non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation could result in additional other than temporary losses in future periods. At September 30, 2007 and December 31, 2006, our investments in privately held companies consisted of our CyOptics preferred stock and promissory note. The preferred stock was valued at $4.5 million at both September 30, 2007 and December 31, 2006. The promissory note was valued at $2.6 million and $3.3 million at September 30, 2007 and December 31, 2006, respectively. CyOptics paid $0.4 million and $0.9 million, respectively, towards the promissory note for the three and nine months ended September 30, 2007. No note repayments were received in 2006.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. A significant amount of management judgment is involved in preparing our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation which include federal, state and international tax jurisdictions. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of September 30, 2007, we were not currently under audit by the U.S. income taxing authorities. We concluded federal income tax audits for the U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. A 2001 to 2003 German tax audit of our subsidiary, TriQuint Semiconductor GmbH, was completed during the three months ended September 30, 2005. No significant adjustments were required as a result of the resolution of the audit. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate estimated liability has been established for potential exposures.

In 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. We record the valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance and evaluate the need for a valuation allowance on a regular basis. Adjustments are made as needed and these adjustments have an impact on our financial statements in the periods in which they are recorded.

Stock-Based Compensation

There were no significant changes to our stock-based compensation accounting estimates and assumptions in the nine months ended September 30, 2007. Refer to our most recent Annual Report on Form 10-K for a complete description of our stock-based compensation accounting estimates and assumptions.

The table below summarizes the stock based compensation expense for the three and nine months ended September 30, 2007, included in the Company’s condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of goods sold	$0.7	$0.7	$2.1	$2.3

Stock-based compensation expense included in cost of goods sold	0.7	0.7	2.1	2.3

Research, development and engineering	0.4	0.4	1.0	1.3
Selling, general and administrative	1.2	1.1	3.1	3.5

Stock-based compensation expense included in operating expenses	1.6	1.5	4.1	4.8

Total stock-based compensation expense included in income from operations	$2.3	$2.2	$6.2	$7.1

Results of Operations

The following table sets forth the results of our operations expressed as a percentage of revenues for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.8	68.2	70.0	68.6

Gross profit	32.2	31.8	30.0	31.4
Operating expenses:
Research, development and engineering	13.5	11.8	13.2	13.0
Selling, general and administrative	12.5	13.0	13.3	14.1
In-process research and development	6.2	—	2.2	—
Loss on disposal of equipment	0.0	0.0	0.0	0.0
Acquisition related charges	—	(0.0)	—	0.0

Total operating expenses	32.2	24.8	28.7	27.1

Income from operations	0.0	7.0	1.3	4.3

Other income (expense):
Interest income	1.8	3.9	2.2	4.0
Interest expense	(0.0)	(2.4)	(0.5)	(2.6)
Foreign currency gain	0.1	0.2	0.1	0.1
Recovery of impairment—investments in other companies	—	—	—	0.1
Other, net	0.0	(0.2)	0.0	(0.1)

Total other income, net	1.9	1.5	1.8	1.5

Income from continuing operations, before income tax	1.9	8.5	3.1	5.8
Income tax expense	0.4	0.7	0.3	0.2

Net Income	1.5	7.8	2.8	5.6

Three Months Ended September 30, 2007 and 2006

Our revenues increased $19.6 million, or 19%, to $122.9 million in the three months ended September 30, 2007 as compared to $103.3 million in the three months ended September 30, 2006. This increase in revenue was primarily a result of our expanding portfolio of transmit modules and the increasing RF content in multi-mode cell phones. Our book-to-bill ratio for the third quarter of 2007 was 1.16 to 1, representing over $144.0 million of bookings. Our revenues by end market for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,
(as a % of Total Revenues from Continuing Operations)	2007	2006
Handsets	54%	48%
Networks	35	41
Military	11	11

Total	100%	100%

Handset

Our revenues in the wireless handset market for the three months ended September 30, 2007 increased approximately 35% as compared to the three months ended September 30, 2006, and accounted for 54% of our revenues. The increase in handset revenues were primarily due to significant increases in revenues from our power amplifiers (“PAs”), power amplifier modules (“PAMs”) and transmit modules, for which revenues collectively increased 113% as compared to the three months ended September 30, 2006. These products accounted for approximately 82% of our handset revenues during the three months ended September 30, 2007, compared to 52% in the three months ended September 30, 2006. The increases in these products were partially offset by decreases in revenues from our switches and receiver products, which both experienced decreases greater than 80% and collectively accounted for 1% of our handset revenue during the three months ended September 30, 2007. Revenues from duplexers, RF filters, and integrated products collectively declined 36% in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. These products accounted for approximately 17% of our handset revenues during the three months ended September 30, 2007, as compared to 36% during the three months ended September 30, 2006.

Our wireless handset revenues from WCDMA and EDGE (enhanced data rates for global evolution) product standards grew 102%, and represented 16% of handset revenues in the three months ended September 30, 2007. As a result, we are reporting revenues from these product standards separately from CDMA and GSM/GPRS (general packet radio service) products. In the three months ended September 30, 2007, our revenues from CDMA products grew approximately 9% as compared to the three months ended September 30, 2006. Revenues from GSM/GPRS products in the three months ended September 30, 2007 increased over 45% from the three months ended September 30, 2006 and represented approximately 43% of the handset revenue for the three months ended September 30, 2007. The GSM/GPRS growth was primarily driven by growth of our transmit modules. WCDMA/EDGE product revenues for the three months ended September 30, 2007 saw the largest increase as compared to the comparable period in the prior year, and grew from approximately 11% of handset revenues in the three months ended September 30, 2006 to nearly 16% of handset revenues in the three months ended September 30, 2007.

Networks

Revenues from the networks market, which include WLAN, base station, and various standard products, increased approximately 2% in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. This increase was primarily due to increases in revenues from point-to-point radio products, groundstation, and GPS products. These increases were partially offset by decreased revenues for our optical, WCDMA, and CDMA/1x/2000 groundstation products. Overall, our revenues from this market for the three months ended September 30, 2007 represented approximately 35% of our total revenues, as compared to approximately 41% of our total revenues in the three months ended September 30, 2006.

Revenues from point-to-point radio products increased approximately 46% in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. As a percentage of total network revenues, point-to-point radio products represented approximately 20% for the three months ended September 30, 2007 compared to approximately 14% for the three months ended September 30, 2006.

Military

Revenues from our military-related products increased approximately 10% in the third quarter of 2007 as compared to the third quarter of 2006. As a percentage of our total revenues, military-related products remained flat at 11% of our total revenues for the third quarter of 2007 as compared to the third quarter of 2006. The increase in revenues in the third quarter of 2007 compared to the third quarter of 2006 was primarily due to increased satellite and electronic countermeasures and communications products of approximately 55% and 63%, respectively. In addition, we began product shipments for the EQ-36 Counter-Artillery Radar Program during the third quarter of 2007. The increases in revenues were partially offset by a 9% decrease in revenues from service contracts.

Domestic and International Revenues

Revenues from domestic customers were approximately $48.5 million in the third quarter of 2007, compared to $39.6 million in the third quarter of 2006. Revenues from international customers were approximately $74.4 million for the third quarter of 2007, compared to $63.7 million for the third quarter of 2006. As a percentage of total revenues, revenues from international customers were 61% of revenues in the third quarter of 2007 as compared to 62% in the third quarter of 2006. Revenues from international customers remained high due to strong demand for wireless handsets and networks products in Asia.

Gross Profit

Our gross profit margin as a percentage of revenues increased to 32.2% in the third quarter of 2007, compared to 31.8% in the third quarter of 2006. The profit margin in the third quarter of 2007 and 2006 included the effect of stock-based compensation charges in the amount of $0.7 million. The improved gross margin achieved in the third quarter of 2007 was primarily the result of efficiency gains coupled with improved yields across most plants.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses during the third quarter of 2007 increased $4.3 million, or 35%, to $16.5 million, or 13.5% of revenues, as compared to the third quarter of 2006. As a percent of revenues, research, development and engineering expenses increased to 13.5% of revenues for the third quarter of 2007, up from 11.8% of revenues for the third quarter of 2006. Our research, development and engineering expenses increased primarily due to the continuation of planned investment in our handset and network businesses.

Selling, general and administrative

Selling, general and administrative expenses during the third quarter of 2007 increased $2.0 million, or 15%, to $15.4 million, or 12.5% of revenues, as compared to the third quarter of 2006. Our selling, general and administrative expenses increased in the third quarter of 2007 as compared to the third quarter of 2006, primarily due to increased commissions and benefit costs. As a percentage of revenues, selling, general and administrative expenses fell to 12.5% of revenues in the third quarter of 2007, from 13.0% of revenues in the third quarter of 2006.

In-process research and development

In-process research and development (“IPR&D”) represents projects from our Peak Devices (“Peak”) acquisition that had not reached technological feasibility and had no alternative future use when acquired but had been developed to a point where there was value associated with them in relation to potential future revenue. Using the income approach to value the IPR&D, we determined that $7.6 million of the purchase price represents purchased in-process technology. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned value was expensed immediately into operating expenses upon the closing date of the acquisition.

The fair value underlying the $7.6 million assigned to acquire IPR&D from the Peak acquisition was determined by identifying research projects in areas for which technological feasibility had not been established and there were no alternative future uses. The acquired IPR&D consisted of wide band transistor products and was approximately 50% complete as of September 1, 2007. This technology is being integrated into products expected to be completed in 2008. There has been no material change in the estimated cost of these projects.

The fair value of IPR&D was determined by an income approach where fair value is the present value of projected net free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over a 10 year period was discounted at a rate of 40% which reflected the stage of completion and the technical risks associated with achieving technological feasibility. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the IPR&D, the useful life of the technology and the profitability levels of the technology. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, R&D costs, SG&A costs, asset requirements and income taxes. The stage of completion of the products at the date of the acquisition were estimated based on the tasks required to develop the technology into a commercially viable product. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that we will realize any anticipated benefits of the acquisition. The risks associated with IPR&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

To the extent that estimated completion dates are not met, the risk of competitive product introduction is greater and revenue opportunity may be permanently lost.

Other income (expense), net

In the third quarter of 2007 we recognized net interest income of $2.2 million, an increase of $0.7 million, as compared to $1.5 million recognized in the third quarter of 2006. The increased net interest income was primarily due to the retirement upon maturity of our convertible subordinated notes in March 2007, which has eliminated our interest expense for the third quarter of 2007, as compared to $2.5 million for the third quarter of 2006, offset by a decrease in interest income from lower cash balances.

Income tax expense

During the third quarter of 2007, we recorded net income tax expense of $0.5 million, in which the full amount primarily represented tax expenses associated with our foreign operations.

Nine Months Ended September 30, 2007 and 2006

Revenues increased $59.8 million, or 21%, to $347.3 million for the nine months ended September 30, 2007 as compared to $287.5 million for the nine months ended September 30, 2006. This increase in revenues was a result of significantly higher sales of products for the wireless handset market, which increased 35% as compared to the nine months ended September 30, 2006. In addition, revenues from both military and networks markets increased 12% and 8% respectively, as compared to the nine months ended September 30, 2006. As a percentage of total revenues, our revenues by end market for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,
(as a % of Total Revenues from Continuing Operations)	2007	2006
Handsets	54%	48%
Networks	35	40
Military	11	12

Total	100%	100%

Handsets

Revenues from wireless handsets increased approximately 35% during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This increase was primarily due to increased revenues from transmit modules, for which revenues increased approximately 169%, and represented 53% of handset revenues for the nine months ended September 30, 2007, as compared to 27% for the nine months ended September 30, 2006. In addition, revenues from PAMs and PAs during the nine months ended September 30, 2007, increased 33% and 31%, respectively. The increases were partially offset by decreased revenues of approximately 12% from our RF filters and 28% from our duplexer products, which collectively represented 16% of our handset revenues during the nine months ended September 30, 2007, down from 26% during the nine months ended September 30, 2006.

Our wireless handset revenues from WCDMA and EDGE product standards rose more than 145% and represented more than 16% of the handset revenues in the nine months ended September 30, 2007. In the nine months ended September 30, 2007, our revenues from CDMA products grew approximately 14% from the nine months ended September 30, 2006. This growth was primarily driven by demand for our narrow band CDMA transmit modules from Tier I handset suppliers and revenues from a foundry customer that supports the CDMA market. Revenues from GSM/GPRS products in the nine months ended September 30, 2007 increased 29% from the nine months ended September 30, 2006 and represented approximately 42% of the handset revenue for the period. The GSM/GPRS revenue growth was primarily driven by growth of our transmit modules partially offset by decreases in integrated products and power amplifiers.

Networks

Revenues from the networks market increased approximately 8% in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This increase was primarily due to increases in revenues from standard products which include products that serve applications such as GPS and point-to-point radios, as well as ground station and broadband products. Our revenues from this market for the nine months ended September 30, 2007 represented approximately 35% of our total revenues, as compared to approximately 40% of our total revenues in the nine months ended September 30, 2006.

Revenues from point-to-point radio products increased approximately 37% in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. As a percentage of total network revenues point-to-point radio products represented approximately 19% for the nine months ended September 30,

2007 compared to approximately 15% for the nine months ended September 30, 2006. Revenues from ground station products increased approximately 92% in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. As a percentage of our total networks revenues, the ground station market represented approximately 7% for nine months ended September 30, 2007, as compared to approximately 4% in the nine months ended September 30, 2006.

Military

Revenues from our military-related products increased 12% during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Revenues from military-related products accounted for 11% of total revenues, for the nine months ended September 30, 2007 and 2006. The increase in total revenues from military-related products was primarily due to increased revenues from satellite products of more than 358% and electronic countermeasures and communications products of 89% during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. In addition, revenues from other standard military products increased approximately 29% during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The increases realized during the nine months ended September 30, 2007, were partially offset by a 21% decrease in revenues from radar products, as compared to the nine months ended September 30, 2006.

Domestic and International Revenues

Revenues from domestic customers were approximately $140.7 million in the nine months ended September 30, 2007, compared to approximately $112.1 million in the nine months ended September 30, 2006. Revenues from international customers were approximately $206.6 million for the nine months ended September 30 2007, compared to approximately $175.4 million for the nine months ended September 30, 2006. As a percentage of total revenues, revenues from international customers were 60% of revenues during the nine months ended September 30, 2007 as compared to 61% during the nine months ended September 30, 2006. Revenues from international customers continued to grow due to the increasing demand for wireless handsets and infrastructure products in developing regions, where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. and Western Europe.

Gross Profit

Our gross profit margin as a percentage of revenues decreased to 30.0% for the nine months ended September 30, 2007, compared to 31.4% for the nine months ended September 30, 2006. The gross profit in the nine months ended September 30, 2007 and 2006 included relatively flat stock-based compensation charges in the amounts of $2.1 million and $2.3 million, respectively. Therefore, the decrease in our gross profit was primarily due to excess inventory charges of $4.1 million in the second quarter of 2007, primarily due to reduced demand for a single device from a specific customer.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses during the nine months ended September 30, 2007 increased $8.7 million, or 23%, to $45.9 million, from $37.2 million in the nine months ended September 30, 2006. These expenses included stock-based compensation costs of $1.0 million in the nine months ended September 30, 2007 and $1.3 million in the nine months ended September 30, 2006. Research, development and engineering expenses reflect increased wireless and networks research and development efforts. As a percentage of total revenues, research, development and engineering expenses were 13.2% of revenues in the nine months ended September 30, 2007 and 13.0% of revenues in the nine months ended September 30, 2006. Our business model target for R&D investment is 13-14% of revenue.

Selling, general and administrative

Selling, general and administrative expenses during the nine months ended September 30, 2007 increased $5.4 million, or 13.3%, to $46.1 million from $40.7 million in the nine months ended September 30, 2006. These expenses include stock-based compensation costs of $3.1 million in the nine months ended September 30, 2007 and $3.5 million in the nine months ended September 30, 2006. The increase was primarily due to increased sales commissions paid from increased revenues, benefit costs, and legal fees. As a percentage of revenues, selling, general and administrative expenses were 13.3% in the nine months ended September 30, 2007 and 14.1% in the nine months ended September 30, 2006.

In-process research and development

In-process research and development costs of $7.6 million resulted from the acquisition of Peak Devices, which was completed on August 31, 2007. No similar charges were incurred during the nine months ended September 30, 2006.

Other income (expense), net

In the nine months ended September 30, 2007, we recorded net interest income of $6.0 million, compared to $4.0 million in the nine months ended September 30, 2006. The increase during the nine months ended September 30, 2007 was due to the maturity and retirement of our convertible subordinated notes in March 2007. The retirement of our debt resulted in lower interest expense for the nine months ended September 30, 2007, which totaled $1.6 million, as compared to $7.4 million for the nine months ended September 30, 2006. In addition, interest income was lower due to lower cash balances.

Income tax expense

During the nine months ended September 30, 2007, the Company recorded a net income tax expense of $1.1 million. The tax expense was primarily due to tax expenses of our foreign operations.

Liquidity and Capital Resources

Liquidity

As of September 30, 2007, our cash, cash equivalents and marketable securities decreased $198.5 million, or 53%, to $174.7 million, from $373.2 million as of December 31, 2006. This decrease in cash, cash equivalents and marketable securities during the nine months ended September 30, 2007 was primarily due to the maturity and retirement of $218.8 million of convertible subordinated notes, capital expenditures of $24.0 million and the acquisition of Peak Devices for a net cash payment of $14.7 million. These cash outflows were partially offset by cash provided by operating activities of $50.3 million.

The $50.3 million of cash provided by operations for the nine months ended September 30, 2007 was an increase of $38.3 million from the $12.0 million of cash provided by operations during the nine months ended September 30, 2006. The increase from the prior year was primarily due to a decrease in inventory during the nine months ended September 30, 2007 along with higher accounts payable balances. This increase was offset by an increase in accounts receivable while depreciation and amortization, stock based compensation, net income after including the in-process research and development charge and other assets remained consistent. During the nine months ended September 30, 2007, we decreased our inventory balances by $18.0 million (net of the inventory from the acquisition of Peak) compared with a $36.2 million increase in inventory for the nine months ended September 30, 2006.

At September 30, 2007, our net accounts receivable balance increased $12.4 million, (net of receivables from the acquisition of Peak) or 20%, to $77.5 million, from $64.7 million at December 31, 2006. This increase was primarily due to the increased revenues during the third quarter of 2007 as compared to the fourth quarter of 2006. Our days sales outstanding at September 30, 2007 was approximately 57 days, compared to 52 days at December 31, 2006.

At September 30, 2007, our net inventory balance decreased $16.5 million, or 19%, to $68.4 million, compared to $84.9 million at December 31, 2006. This decrease in inventory was due to focused reduction efforts throughout the business.

At September 30, 2007, our net property, plant and equipment increased $2.2 million, or 1%, to $202.5 million, compared to $200.3 million at December 31, 2006. This increase was primarily due to capital expenditures of $24.0 million during the nine months ended September 30, 2007, partially offset by depreciation of $22.4 million. The capital expenditures made during the nine months ended September 30, 2007 were primarily to increase the capacity at our Oregon facility and equipment to support new product and technologies at our Texas and Oregon facilities.

At September 30, 2007, our accounts payable and accrued expenses decreased $1.5 million, or 3%, to $55.8 million, compared to $54.3 million at December 31, 2006. The decrease was primarily due to concentrated efforts to reduce inventory levels at our factories and subcontract facilities.

As discussed in Note 14 to our Consolidated Financial Statements as of September 30, 2007, we have approximately $10.2 million associated with unrecognized tax benefits and tax related liabilities. These liabilities are included as “Long term income tax liability” in our Consolidated Balance Sheet because we generally do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities, and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Transactions Affecting Liquidity

On August 31, 2007, we completed the acquisition of Peak Devices and paid $14.7 million on the closing date, net of $0.4 million of cash acquired.

Capital Resources

Our current cash, cash equivalent and short-term investment balances, together with cash anticipated to be generated from continuing operations are currently our principal sources of liquidity and we believe these will satisfy our projected working capital, capital expenditure, debt servicing and possible investment needs, at a minimum, through the foreseeable future. The principal risks to these sources of liquidity are capital expenditures or investment needs in excess of our expectations, in which case we may be required to finance any additional requirements through additional equity offerings, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

We currently anticipate that we will make capital expenditures of approximately $5.0 million during the fourth quarter of 2007. During the fourth quarter of 2006, we concluded our $25.0 million stock repurchase plan by repurchasing 450 unit shares at a total cost of $2.3 million. As of the date of this report, the stock repurchase plan has not been renewed.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Cash Equivalents, Short-term and Long-term Investments

Our investments in cash equivalents, short-term investments are classified as available-for-sale securities and are comprised of highly rated, short and medium-term investments, such as U.S. government agencies, corporate debt securities, commercial paper and other low risk investments in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. Although we manage investments under an investment policy, economic, market and other events may occur which we cannot control. Fixed rate securities may have their fair values adversely impacted because of changes in interest rates and credit ratings. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates. In addition we may suffer principal losses if we were to sell securities that have declined in value because of changes in interest rates or issuer credit ratings. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes, however we do hedge certain foreign currency exposures of our foreign operations. We do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.

The following table shows the fair values of our investments as of September 30, 2007 (in thousands):

	Cost	Fair Value
Cash and cash equivalents (including net unrealized gains of $1)	$153,376	$153,377
Available-for-sale investments (including net unrealized gains of $83)	$21,235	$21,318

Foreign Currency Risk

We are exposed to currency exchange rate fluctuations due primarily to our assembly operations in Costa Rica, a design center in Germany and sales offices throughout Europe and Asia. We reduce our foreign currency risk of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We engage in limited foreign currency hedging transactions, in accordance with a foreign exchange risk management policy approved by our board of directors. We primarily use currency forward contracts for this purpose. This hedging activity will reduce, but may not always entirely eliminate, the impact of currency exchange movements. As of September 30, 2007 and 2006, we had forward currency contracts outstanding of approximately $4.7 million and $3.4 million, respectively, all of which were designated as cash flow hedges.

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

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that TriQuint failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in TriQuint’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on or about May 25, 2007. On July 23, 2007, the Company filed separate motions for the dismissal of all claims in each case with the District Court for the District of Oregon. No action has yet been taken by the Court. On September 28, 2007, the Plaintiffs filed a consolidated opposition to the Company’s motions for the dismissal of all claims in each case. On October 26, 2007, the Company filed separate reply briefs in support of its motions for the dismissal of all claims in each case.

In October 2006, the Company received an informal request for information from the staff of the San Francisco district office of the Securities and Exchange Commission regarding its option granting practices. In November 2006 the Company was contacted by the Office of the U.S. Attorney for the District of Oregon and was asked to produce documents relating to its option granting practices on a voluntary basis. The Company has cooperated in both inquiries. On October 24, 2007, the San Francisco district office of the SEC sent the Company a letter indicating that the district office has terminated its investigation and is not recommending that the SEC take any enforcement action against the Company.

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

Our quarterly and annual results of operations have varied in the past and may vary significantly in the future due to a number of factors including, but not limited to, the following:

•	cancellation or delay of customer orders or shipments;

•	market acceptance of our products and those of our customers;

•	market acceptance of new/developing technologies that perform in a manner comparable to our products;

•	variability of the life cycles of our customers’ products;

•	variations in manufacturing yields;

•	timing of announcements and introduction of new products by us, our customers and our competitors;

•	changes in the mix of products we sell;

•	declining average sales prices for our products;

•	changes in manufacturing capacity and variations in the utilization of that capacity;

•	variations in operating expenses;

•	variations in the costs of assembly and test services;

•	variations in product warranty claims;

•	willingness of customers to accept manufacturing process changes that reduce our costs to levels that result in reasonable gross margins;

•	impairments of our assets;

•	the long sales cycles associated with our products;

•	the timing and level of product and process development costs;

•	availability of materials used in the assembly of our products;

•	variations in raw material availability, quality and costs;

•	delays in new process qualification or delays in transferring processes;

•	additional costs or delays in increasing manufacturing capacity needed to support increasing customer demand;

•	the timing and level of nonrecurring engineering revenues and expenses relating to customer-specific products;

•	significant changes in our own inventory levels as well as our customers’; and

•	delivery terms requiring that we cover shipment and insurance costs as well as import/export duty costs.

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

The electronic communications markets are currently above their cyclical lows of the recent past; however, these markets may not continue to grow or reach historical growth rates. Further, as is characteristic of the semiconductor and acoustic filter component industries, the average selling prices of our products have historically decreased over the products’ life cycles and we expect this pattern to continue. To offset these decreasing selling prices, we rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacturing of existing products. We try to introduce new products with similar functionality of existing products but with lower costs by design, or new products which incorporate advanced features and can be sold at higher average selling prices. We work closely with our suppliers to obtain continual improvement on pricing of key raw materials and components. As more of our product offerings migrate toward integrated assemblies requiring the acquisition of outside manufactured components, we will have to work effectively with our suppliers to reduce the total cost of the respective bills of material.

If the current market demand does not continue to improve, and/or if there is continued pressure on average selling prices and our cost reduction efforts are not effective, our operating results could suffer. Additionally, our future success will depend, in part, upon our ability to successfully develop and introduce new products based on emerging industry standards. If we are unable to successfully design and manufacture new products that address the needs of our customers in a timely manner, or if our customers’ products do not achieve market acceptance, our operating results could be adversely affected. Further, if we are unable to improve existing yields in a timely manner, or prevent yield issues on future new product introductions, we may not be able to achieve gross profit targets that meet market expectations which could negatively affect our stock price.

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

In the event we are not able to satisfy a significant increase in demand from any one or more of our customers, we may not be viewed as a dependable high volume supplier and our customers will source their demand elsewhere.

In some areas of our business, we have customers, particularly those in the wireless handset market, who ship their completed products in very large unit volumes. These customers may require large inventories of our products on short notice. If we are unable to support our customers when their production volume increases, we may be considered an undependable supplier and our customer may seek alternate suppliers for products that we may have anticipated producing over an extended period of time and in large quantities. In 2006, we experienced such demand at times and were not able meet all of our customers’ requests. As a result, we increased the capacity at our Hillsboro facility to address this issue; however, we may still be unable to support our customers’ needs. If our customers consider us to be an undependable supplier, our operating results could be adversely affected as we may not be able to find alternative sources of revenues.

A limited number of customers represent a significant portion of our revenues. If we were to lose any of these customers, our revenues could decrease significantly.

We typically have customers who generate more than 10% of our revenues for a given period. For example, in 2006, Motorola and Samsung each represented more than 10% of our revenues. In the nine months ended September 30, 2007, Samsung and Motorola together accounted for nearly 30% of our revenue. There can be no assurance that we will be able to retain these customers in the future and any significant loss of, or a significant reduction in purchases by, one or more of these customers could have an adverse affect on our financial condition and results of operations. Further, the consolidation of our customers may result in increased customer concentration and/or the potential loss of customers, which could also negatively affect our financial condition and results of operations.

If we build products to support high volume forecasts that never materialize into orders, we may have to write-off excess and obsolete inventory or reduce our prices.

During 2006 and the first quarter of 2007, we increased our inventory levels to meet forecasted future demand. If the forecasted demand does not materialize into purchase orders for these products, we may be required to write-off our inventory balances or reduce the value of our inventory to fair value, based on a reduced sales prices. A write-off of the inventory, or a reduction in the inventory value due to a sales price reduction, could have a material impact on our operating results. In the second quarter of 2007, we incurred $4.1 million in excess inventory charges primarily due to reduced demand for a single device from a specific customer. Further, if we are unable to improve inventory turns and generate targeted operating cash flow projections, we may not satisfy market expectations which could negatively affect our stock price.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, as of December 31, 2006, we were required to perform an evaluation of our internal controls over financial reporting and have our independent auditor attest to our evaluation. At December 31, 2006, management and our auditors did not identify any material weaknesses over internal controls over financial reporting. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to regulatory investigations or sanctions, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

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

In the nine months ended September 30, 2007 and 2006, we received a portion of our revenues from the U.S. government or from prime contractors on U.S. government sponsored programs principally for military applications. These military programs with the U.S. government generally have long lead times such as the DARPA contract and F-22 Raptor and Joint Strike Fighter aircraft programs. They are also subject to delays or cancellation. Changes in military funding or the loss of a significant military program or contract would have a material adverse impact on our operating results. Further, spending on military contracts can vary significantly depending on funding from the U.S. government. We believe our government and military contracts in the recent past have been negatively impacted by the war in Iraq as the government has allocated more funding to the war and less on new development and long-term programs, such as the ones in which we participate.

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

	Type of Disaster	Approximate Percent of Total*
Location		Fixed Assets	Revenues
Apopka, Florida	H	15%	22%
Bend, Oregon	E, V	0%	0%
Boulder, Colorado	E, H	0%	0%
Dallas, Texas	H	45%	22%
Hillsboro, Oregon	E, V	30%	56%
San Jose, Costa Rica	E, V, H	10%	22%

E—Earthquake/mudslide

V—Volcanic eruption

H—Hurricane and/or tornado and flooding

*	Figures are based on revenues for the quarter ended September 30, 2007 or net fixed assets as of September 30, 2007. Additionally, the sum may be greater than 100% due to shared risks between locations.

We may have exposure to income tax rate fluctuations as well as to additional tax liabilities, which would affect our financial position.

As a corporation with operation both in the United States and abroad, we are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision. Our effective tax rate is subject to fluctuations as the income tax rates for each year are a function of the following factors, among others:

•	The effects of a mix of profits or losses earned by us and our subsidiaries in numerous foreign tax jurisdictions with a broad range of income tax rates;

•	Our ability to utilize recorded deferred tax assets:

•	Changes in contingencies related taxes, interest or penalties resulting from internal, accounting firm and governmental tax reviews and audits;

•	Tax holidays; and

•	Changes in tax laws or the interpretation of such laws, specifically transfer pricing, permanent establishment and other intercompany transactions.

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

We currently use subcontractors for the majority of our integrated circuit and module assemblies, as well as final product testing. Further, we expect our utilization of subcontractors to grow as module products become a larger portion of our product revenues. There are certain risks associated with dependence on third party providers, such as minimal control over delivery scheduling, adequate capacity during demand peaks, warranty issues and protection of intellectual property. Additionally, if these subcontractors are unable to meet our needs, it could prevent or delay production shipments that could negatively affect our results of operations and our customer relationships. If we were to change any of our subcontractors, we would be required to re-qualify each new subcontractor, which could also prevent or delay product shipments that could negatively affect our results of operations. In addition, our reliance on these subcontractors may negatively affect our production if the services vary in reliability or quality. If we are unable to obtain timely service of acceptable quality or if the prices increase, our results of operations could be harmed.

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

Our sales outside of the U.S. during the nine months ended September 30, 2007 and 2006 were approximately 60% and 61% of total revenues, respectively. As a result of having a significant amount of sales outside of the U.S., we face inherent risks from these sales, including:

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

Following periods of volatility in the market price of a company’s stock, some stockholders may file securities class action litigation. For example, in 1994, a stockholder class action lawsuit was filed against us, our underwriters and some of our officers, directors and investors, which alleged that we, our underwriters and certain of our officers, directors and investors intentionally misled the investing public regarding our financial prospects. We settled the action and recorded a special charge of $1.4 million associated with the settlement of this lawsuit and related legal expenses, net of accruals, in 1998. Additionally, in 2003, a class action complaint was purportedly filed on behalf of purchasers of the stock of Sawtek, Inc., our wholly owned subsidiary between January 2000 and May 24, 2001, against Sawtek and former officers of Sawtek and the Company. Although the claim was dismissed with prejudice in October 2005, our management spent time defending the claims and the claims of the current derivative suit. We also incurred legal fees to defend ourselves. Future claims, if any, could harm our operating results, and we may incur significant legal fees defending these claims. Further, defending these claims distracts our management from running our business.

Our stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $5.53 to a low of approximately $3.77 during the 52 weeks ended September 30, 2007. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly. Further, high stock price volatility could result in higher stock-based compensation expense.

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

We are subject to taxation in many different countries and localities worldwide. In some jurisdictions, we have employed specific business strategies to minimize our tax exposure. To the extent the tax laws and regulations in these various countries and localities could change, our tax liability in general could increase or our tax saving strategies could be threatened. Such changes could have a material adverse effect on our operations and financial results. For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 75% exemption from Costa Rican income taxes through November 2007 and a 50% exemption through November 2011. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative impact on our net income. During the three and nine months ending September 30, 2007, the 75% tax exemption reduced our income tax expense by $533 and $864, respectively.

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

TRIQUINT SEMICONDUCTOR, INC.

Dated: November 6, 2007	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: November 6, 2007	By:	/s/ STEVE BUHALY
Steve Buhaly Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.