Form 10-K
period 2007-12-31
TRIQUINT SEMICONDUCTOR INC
filed 2008-03-11
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on June 30, 2007, the last day of the Registrant’s second fiscal quarter, reported on the NASDAQ Stock Market, was approximately $532,335,954. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the Registrant’s outstanding common stock have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity securities.

As of March 6, 2008, there were 142,994,211 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2007 Annual Meeting of Stockholders, which is scheduled to be held on May 21, 2008. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s year ended December 31, 2007.

Important Notice to Stockholders:

This Annual Report on Form 10-K contains both historical information and forward-looking statements about TriQuint Semiconductor, Inc. (“TriQuint”, “we”, “us”, “our” or “our company”). In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “estimates,” “expects,” “feels,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “reasonably,” “seek to continue,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results, including, but not limited to, those related to our product strategy; demand in the handset, networks , and military markets; our product offerings and outlook for each of our markets; our growth in handset market share; potential customer concentration risks; changes in our critical accounting estimate; our ability to enter into new military contracts; our competitive advantages in design and process; our ability to manufacture and sell in international markets; our plans for our manufacturing facilities; risks associated with manufacturing yields and our ability to improve yields, costs and subcontractor services; risks associated with our production outside of the U.S.; our reliance on certain suppliers; our expectations regarding the selling prices for our products; our expectations regarding our competitors and pricing levels; our goal to reduce costs and improve performance value for our products; risks associated with intellectual property including protecting our interests and infringing on others’; our ability to improve our products and processes and develop new products; impact of environmental regulations on our business; risks associated with our unfilled orders; our ability to meet revenue guidance and penetrate our markets; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; capital expenditures; and other comments that involve risks and uncertainties. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in Part I of this report titled “Risk Factors.” These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance.

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

Our focus is on the specialized expertise, materials and know-how to design, manufacture and sell radio frequency (“RF”) and other high and intermediate frequency products that address three primary end markets: handsets, networks and military systems. We continually strive to lower customers’ costs and improve system performance through advanced engineering expertise, dedicated service and forward-looking design. Our products are designed on various wafer substrates including compound semiconductor materials such as gallium arsenide (“GaAs”) and piezoelectric crystals such as lithium tantalate (“LiTaO3”). We use a variety of process technologies using GaAs substrates including heterojunction bipolar transistors (“HBTs”) and pseudomorphic high electron mobility transistors (“pHEMTs”). Using various other substrates we also manufacture surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”) products. Using these materials and our proprietary technologies, we believe our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, higher power and power-added efficiency, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices.

In the U.S., we have design and manufacturing facilities in Oregon, Texas and Florida with additional design facilities in Colorado, Massachusetts and North Carolina, as well as sales support offices in various locations. Outside the U.S., we have a production and assembly facility in Costa Rica, a design facility in Germany and application sales support offices in China, Finland, France, Germany, Japan, Korea, Malaysia, Sweden, Taiwan and the United Kingdom. We own and operate our own wafer fabrication, foundry and product test and assembly facilities. We also lease one facility and use subcontractors for a significant portion of our test and assembly processes. We use our proprietary processes in these facilities to produce high performance RF, analog and mixed-signal modules, components, integrated circuits and other products in high volumes and believe that control of these manufacturing processes enables us to be a reliable source of supply with increased opportunities to enhance quality, reliability and manufacturing efficiency. In addition, control of our manufacturing process and our combined research and design capabilities assist us in developing new processes and products and increase our ability to be responsive to customer requirements.

We believe we have vertically integrated our sizeable design and production capabilities to focus on the needs of RF, analog and mixed-signal applications as a foundation to service our primary end markets. We also believe our integration strategy allows us to offer cost-saving advantages and high-quality products, which in turn have made our products the choice of industry leaders across the globe.

We were incorporated in California in 1981 and reincorporated in Delaware on February 12, 1997. We have the following wholly-owned operating subsidiaries; TFR Technologies, Inc., TriQuint, Inc., TriQuint S.R.L., TriQuint Semiconductor Texas LP, TriQuint Sales and Design, Inc., TriQuint Colorado, Inc., TriQuint Semiconductor GmbH, TriQuint Asia, TriQuint International Holding Co, TriQuint Technology Holding Co, TriQuint Texas General Holding Company, TriQuint Texas Limited Holding Company, Triquint (Shanghai) Trading Co. Ltd., TriQuint Semiconductor Japan TYK, and Sawtek Sweden AB. Our principal executive offices are located at 2300 N.E. Brookwood Parkway, Hillsboro, Oregon 97124 and our telephone number at that location is (503) 615-9000. Information about our company is also available at our website at www.triquint.com, which includes links free of charge to reports and amendments to those reports we have filed with the Securities and Exchange Commission (“SEC”). The contents of our website are not incorporated by reference in this Annual Report on Form 10-K. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports can also be accessed at the SEC website, www.sec.gov.

Industry Background

Market demands for higher levels of performance with reduced cost in electronic communications systems have produced an increasing number of varied, complex applications. The increased capabilities of these new systems, in turn, are spawning new markets and a further proliferation of new, sophisticated applications. Many of these new applications have emerged in the handset, networks and military markets. Specifically, the handset and networks markets are constantly changing with the advent of new and more complex applications such as digital cameras, video recorders, music players, mobile televisions, handheld navigation based on the global positioning satellite (“GPS”) standard, Bluetooth, wireless local area networks (“WLANs”) and wireless internet. Wireless communications systems can offer the functional advantages of wired systems without the costly and time-consuming development of an extensive wired infrastructure, which is of particular importance in developing parts of the world which operate without widely distributed, existing wired infrastructure. In addition, many of these new applications require battery-powered portability. The proliferation of some of these new applications, combined with a demand for higher data rates to support them due to the more complex and advanced applications, has led to increased communication traffic resulting in congestion of the existing assigned frequency bands and more power consumption. As a consequence, wireless communications are moving to higher, less congested frequency bands and are implementing new, advanced communication standards. The advantages of wireless communications systems, as well as the increasing demand for wireless communications at higher frequencies, continue to drive worldwide growth in existing communication systems and continue to drive the emergence of new markets and applications.

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

Electronic communications systems manufacturers, particularly handset manufacturers, are also moving increasingly toward designing integrated modules into their phones, rather than the individual components comprising these modules. By doing this, the handset manufacturers can achieve cost reductions, optimization of design and reduction of the size of their phones while accelerating design cycles and time to market. Our high performance GaAs integrated circuits and our SAW filters comprise some of the primary components in these RF modules. In addition, we are currently developing our BAW technology to address the needs of higher frequency filters for the next generation of wireless communication products.

TriQuint Strategy

Our strategy is to provide our customers with high-performance, low-cost solutions to applications in the handset, networks, and military markets. Our mission is, “Connecting the Digital World to the Global Network™,” and we accomplish this through a diversified product portfolio within the communications and military industries. In the handset market, we provide high performance devices such as RF filters, duplexerssmall signal components, power amplifiers, switches and passive components. We have also developed integrated RF modules with the goal of maximizing content and minimizing stacked margins by offering complete module solutions with almost all subcomponents sourced from our own technologies, a key to our growth in 2007. In networks markets, we are a supplier of both active GaAs and passive SAW components. We provide the military market with phased-array antenna radar components and in 2005 were awarded the role of prime contractor on a Defense Advanced Research Projects Agency (“DARPA”) contract to develop high power wide band amplifiers in gallium nitride (“GaN”), a next generation GaAs derived technology. In 2006 we were further recognized by the Office of Naval Research, which awarded us a $3.1 million contract to improve manufacturing methods of producing high-power, high-voltage S-band GaAs amplifiers. The other key elements of our strategy include:

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

We offer a broad range of standard and customer-specific products, as well as manufacturing, design and foundry services, which address numerous end-user applications in a variety of communications markets. We provide a balanced portfolio of products and services, ranging from foundry services to die level products, packaged components and integrated modules. Our primary application areas are handsets, networks and military. Our products are designed on various wafer substrates using a variety of technologies.

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

Markets and Applications

We focus on three end markets in the electronic communications system industry: handsets, networks and military applications. During the first quarter of 2007, we changed our classification of products slightly to align with our target markets going forward. Our new product categories combine most of our broadband and base station products to form our networks market. The resulting markets will be as follows; handsets, networks and military.

Handsets

The demand for handsets has evolved over the past several years as a result of increased demand for enhanced voice and data communication capabilities. Users want handsets to provide signal quality similar to wired communication systems, be smaller and lighter, accommodate longer talk time and standby time and contain complex functionality such as digital cameras, video recorders, music players, GPS, Bluetooth, internet access, mobile television and other video standards. To support the growing demand for wireless data communications, implementation of new standards has evolved such as GPRS, EDGE, WEDGE, WCDMA and others. This increase in wireless communication traffic has resulted in congestion of the assigned frequency bands, creating capacity issues for network operators. As a consequence, wireless communications standards are evolving to more efficiently utilize the available spectrum and demand has increased for handsets that work across multiple standards and frequency bands. Handsets of this complexity provide new technical challenges that our products are well suited to address and we believe our new “Global Handset Strategy” will be able to meet the needs of this evolving market.

Our handset revenue is from electronic components for mobile phones including transmit modules, RF filters, power amplifiers (“PAs”) and power amplifier modules (“PAMs”), duplexers, other RF devices and integrated products. We sell these products to handset manufacturers worldwide. Historically, the demand for handset components and modules has been driven by the increasing usage of handsets worldwide and the increasing complexity of those handsets which utilize features such as multiband radios and global positioning systems. Worldwide, the total number of handset subscribers continues to grow, with China and India growing at the fastest rates. There are a number of wireless phone standards in use around the world. GSM/GPRS and CDMA are the primary wireless air interface standards used. GSM/GPRS is the most prevalent standard, utilized primarily in Europe and many parts of Asia. GSM/GPRS has a growing presence in the U.S. CDMA is the standard used principally in North and South America, Korea, and parts of China and India. Historically, we have sold more CDMA products. However, over the past several years, we have focused our efforts on the design of products based on the GSM/GPRS and WCDMA/EDGE standards. We believe we have made significant advances and are continuing to gain market share for GSM/GPRS and WCDMA/EDGE products. Our growing product portfolio embraces the needs required by the third generation of mobile communication (“3G”) with a complete selection of WCDMA/EDGE modules.

The handset market has experienced growth in each of the past 16 years, except for 2001 due to a slowdown in the overall economy. Further, the global number of subscribers to wireless communications has grown. This growth has been particularly strong due to growth in both China and India as well as the increase in demand for new phones with additional features. We believe we are well positioned to benefit from this growth.

In many handset applications, GaAs material and device design can provide key performance advantages over silicon, such as higher frequency operation, improved signal reception and transmission, better signal processing in congested bands and greater power efficiency for longer battery life. These are becoming increasingly important with the new applications and we believe our use of GaAs wafer substrates and a variety of technologies provides us with the ability to satisfy these market demands. Further, our access to varied process technologies enables us to combine them in applications to optimize both product performance and cost. Specifically, as part of our new global handset strategy, we have introduced many new products for this market, including the following product families: HADRON, TRITIUM and QUANTUM. Our HADRON PA ModuleTM family is an industry standard series of discrete PA modules that provide customers with the choice between EDGE-Linear and EDGE-Polar architectures which we believe are optimized to deliver the best possible talk time in GSM/GPRS and WCDMA/EDGE modes. Our TRITIUM PA-Duplexer ModuleTM family includes versions that support both CDMA and WCDMA/HSDPA/HSUPA applications integrating a duplexer and transmit module interstage filter with a linear PA, each optimized to global geographic frequency bands. Our QUANTUM Tx ModuleTM family builds on the heritage of our signature GSM/GPRS transmit modules, integrating a GaAs pHEMT switch, low pass filters and a PA along with all necessary matching control circuits. Our new QUANTUM II Tx ModuleTM and TRITIUM PA-Duplexer ModuleTM for the WCDMA market provide for an even more compact solution. We believe these new modules are an excellent compliment to our current line of GSM/GPRS and WCDMA/EDGE products for current and next-generation handsets as well as Bluetooth PAs and filters.

Historically, we have experienced seasonal fluctuations in our sales of handset components. Our revenues are generally the strongest in the fourth quarter in response to the holiday selling season and weakest in the first quarter of each year. This seasonality was apparent in the first half of 2007. However, during 2007 as a whole, we had many successful design wins, placing us in over 100 phone models and we believe that our market share grew to approximately 9% to 10% from 2006.

As a percentage of our total revenues, our revenues from handsets products accounted for approximately 53% in 2007, as compared to 51% of revenues in 2006 and 43% of revenues in 2005.

Networks

Our networks market includes products that support the transfer of voice, data or video across wireless or wired networks. Our strategy for networks is “Simplifying RF” through integration, superior performance and unmatched customer support. Our products for this market are divided into three main applications:

•	Base station, including point-to-point microwave radios.

•

Broadband which includes broadband wireless access products for Bluetooth, wireless LANs (local area networks) / WiMAX (worldwide interoperability for microwave access), and WiBro (wireless broadband). It also includes wired broadband applications such as CATV (community access television or cable television), and optical communications and satellite broad communication applications such as VSAT (very small aperture terminals), which are classified as groundstation.

•

Other / Standard Products which include numerous smaller markets and products that may serve multiple markets. Networks revenue reported here includes both revenues from standard products as well as foundry services that support the networks markets.

Our broadband products enable the transmission of data and video at high speed. We further divide the broadband market based on whether the broadband transmission is over wireless (WLAN, WMAN, WPAN), cable, satellite ground station, or optical. We also report GPS and our multi-market standard products in the broadband category, which combined allow our customers dependable GaAs and SAW devices that make broadband connectivity possible.

Overall, 2007 was a solid year for our broadband products and our other products driven primarily by the strength of our WLAN and GPS devices in combination with the strength of our cable products. During 2007, we announced new packaged products, SAT-COM applications and general purpose standard products. We also expect products developed from our acquisition of Peak Devices in August 2007 to strengthen our product portfolio for the high power market.

Base stations are critical to the success of any mobile network because they form the backbone of these complex wireless communications systems. The demand for base station equipment is related to network build-out plans of wireless network operators and is highly dependent upon the capital equipment budgets of those operators. We believe there are three major drivers to the base station equipment market. The first is the continued deployment of base stations in Asia and other emerging markets such as China, India and Africa. The second is the build-out of GSM/EDGE networks for the U.S. and Latin America to upgrade and expand existing networks. However, this projected growth could be offset, in part, by the consolidation of network operators which could reduce the demand of infrastructure investments in the future. The third is the build-out of 3G WCDMA systems. Demand in the base station market has increased in the past couple of years due to increased capital spending by network operators, including EDGE rollouts in the U.S., WCDMA rollouts in Europe and new network build outs in Asia and India.

In the base station market, we provide products used in base station transceivers and point-to-point radios used for cellular back haul, such as SAW filters and millimeter wave MMIC devices. Revenues from this end market can vary significantly from quarter to quarter and are dependent on both new base station build-out and upgrades to existing base stations. As wireless infrastructure networks are built in developing countries and remote areas, we expect to benefit from point-to-point radio product demand for back haul communications from base station transceivers and base station controller systems. We continue to see robust demand for our point-to-point radio products, driven largely by the number of wireless back haul base station installations and upgrades as the demand for data-centric applications increases. Additionally, TriQuint is introducing a new product designed to improve base station power amplifier design for WCDMA/UMTS 3G networks. Traditional GSM/GPRS system amplifiers cannot simultaneously achieve high efficiency at the linear operation power level required for more data-centric 3G systems, TriQuint’s HV-HBT transistors will provide a significant ‘step-function’ improvement in amplifier efficiencies while operated at a high linear power level. Higher linear efficiency operation will generate less heat and will allow system providers to realize immediate savings by reducing transistor heat sink size, the number of cooling fans required and overall air-conditioning expense. Longer term, TriQuint believes its products have the potential to eliminate the current ground based amplifier configuration in exchange for a tower top amplifier which would further lower system operating costs.

Our revenues from networks products accounted for approximately 36% of our total revenues in 2007, as compared to 37% in 2006 and 42% in 2005. We have announced new packaged products SAT-COM applications and general purpose standard products.

Military

Our largest customers in this market are military subcontractors to the U.S. government. These subcontractors use our products for phased-array radar to identify, track and target aircraft and threats of unknown origin as well as in communications systems. The capability to track multiple targets simultaneously is one of the key enhancements found on the new generation of fighters such as the F-22 Raptor and Joint Strike Fighter (“JSF”). We are teamed with the prime contractors on both of these programs and microwave PAs will provide the capability to transmit the microwave power that is at the heart of the radar’s operation. These radars are comprised of large arrays of elements, each with its own PA. In addition to supplying components for those airborne phased array radars mentioned above, TriQuint is engaged with the prime defense contractors in the development and production of phased array radars for ship board and ground-based applications. In the military communications field, we supply filters and other components for hand held and satellite communications systems.

We also are directly engaged with the U.S. government, primarily through our 2005 multi-year DARPA contract to develop high power, wide band amplifiers in GaN. GaN HEMT devices provide the higher power density and efficiency required for high power phased array radar, electronic warfare, missile seeker and communications systems and we believe that at the end of the program, we will have a reliable, reproducible and stable GaN process suitable for the Department of Defense and commercial applications. In 2006, we were awarded a contract to improve manufacturing methods of producing high-power, high-voltage S-band GaAs amplifiers from the Office of Naval Research. We hope to continue to participate in and expand these programs in 2008 and beyond. However, the current conflicts in the Middle East are consuming a significant portion of the military budget that may have otherwise been available for advanced aircraft upgrades and deployments, causing some risk that programs such as the F-22 Raptor and JSF could be delayed. On the other hand, the DoD is also pursuing the less expensive approach of upgrading existing systems, like the F15 and B2 radars, as a means of optimizing the use of the limited budget. TriQuint is well positioned to participate in such upgrades as well.

Our military business accounted for approximately 11% of our total revenues in 2007, compared to 12% in 2006 and 15% in 2005.

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

In addition, we offer our customers a variety of product options and services for the development of customer-specific products. Our services include design, wafer fabrication, test engineering, package engineering, assembly and test. Customer-specific designs are generally implemented by one of two methods. Under the first method, the customer supplies us with detailed performance specifications and we design, develop and manufacture the integrated circuits. These designs are generated using either our in-house design engineering group or independent third-party design organizations which have been qualified by us. Under the second method, we supply circuit design and process rules to our customer and the customer’s internal engineering staff designs and develops the product, which we then manufacture as wafers, die, or packaged devices. Typically we provide products to these customers in wafer form.

We focus the development of our customer-specific products on applications requiring high volume production. As is typical in the semiconductor industry, customer-specific products are developed for specific applications. As a result, we expect to generate production revenues only from those customer-specific products that are subsequently produced in high volume.

We offer families of products for the following target market application areas. These include:

Handsets

Our products include transmit modules, power amplifiers, power amplifier modules, filter banks, receivers, duplexers, switches, integrated products and other advanced products to meet the changing needs of the global communications marketplace. We believe our products are uniquely able to meet the needs of the evolving global wireless market because our broad in-house technology portfolio is designed to address the needs of system designers for low noise, power efficient amplification, low loss switching and efficient and accurate frequency conversion. Our products support 2G and 3G standards (GSM/GPRS, CDMA, EDGE, WCDMA, and others) and can be found across this wide spectrum. We believe our highly integrated, smaller sized modules and components enable quicker design turns, higher performance, lower part count and lower overall solution costs.

Networks

Our Networks division is comprised of three primary markets focused on connectivity; base station, broadband and other products. Base station includes our products used in all cellular 2G and 3G standards of base transceiver station (“BTS”) as well as our products used in the point-to-point radio back haul that is used to connect these cellular base stations. Broadband is an umbrella term we use for products, standards and technology used to support higher data rates across wireless or wired networks. This includes both the network and the Customer Premise Equipment (“CPE”). Bluetooth devices, cable head-end and set-top boxes, WLAN and WiMAX networks, plus voice over internet protocol (“VoIP”) and video on demand (“VOD”) are familiar members of the broadband universe. Our “other” products include all products which do not fit into our handset or military markets; or into the base station or broadband segments of our networks market. Products classified as “other” include our automotive, test equipment, GPS and medical products. We also classify our standard products that can support multiple markets, applications and customers.

Networks products include packaged or die level GaAs components such as high power amplifiers, Low Noise Amplifiers (“LNAs”), field effect transistors (“FETs”), switches, gain blocks, attenuators, voltage controlled oscillators, and mixers. In addition, we offer SAW and BAW filters and integrate various combinations of these active and passive products into multifunction integrated circuits and modules. Networks products span frequency ranges of 50 MHz to over 75 GHz.

Military

Our products are used in large scale programs with long lead-times. Once a component has been designed into an end-use product for a military application, the same component is generally used during the entire production life of the end-use product. As a result, we tend to produce large volumes of these components. Specific products for this market include PAs for phased-array radar antenna and similar applications for air borne systems allowing them the capability to track multiple targets simultaneously.

Other products include MMICs, such as frequency converters, control devices, switches, discretes and oscillators. Additionally, with the purchase of TFR, we expanded our product line to include BAW filter and resonator products.

Design and Process Technology

In order to rapidly develop and cost-effectively introduce new products that address the needs of our customers, we have made substantial investments in building our capabilities in RF, analog and mixed-signal circuit design technologies. We have developed an extensive library of component cells and associated software tools and databases which we use to facilitate the design of our integrated circuits. We have developed techniques for material design as well. The advancement of our products is highly dependent on our ability to quickly and accurately produce the proper material structure to meet the targeted end device performance. We have also developed and documented process and design rules which allow customers to design proprietary integrated circuits themselves. Mixed-signal products, which generally involve varied and complex functions operating at high frequencies, generally present the most complex design and testing challenges. We believe that our extensive cell library, device simulation models, optimized mixed-signal process technology and design and test engineering expertise in high performance mixed-signal integrated circuits provide a competitive advantage.

Our manufacturing strategy is to use high volume process technologies when possible to enable us to provide cost-effective, stable, uniform and repeatable solutions for our customers. We provide advanced wafer manufacturing processes and we have pursued core process technologies that are cost-effective for RF, analog and mixed-signal electronic applications. As a result, we are able to enjoy the cost advantages associated with standard high volume semiconductor manufacturing practices. The core process technology in our Hillsboro, Oregon wafer fabrication operation employs both implanted and epitaxial structures, 4 micron metal pitch, typically 0.5 or greater micron geometries, involves 10 to 18 mask steps, has a cutoff frequency of up to 21 GHz and is scalable. This scalability facilitates further cost reduction and performance improvement. The process technology employed in our Texas wafer fabrication operation includes eight advanced performance production processes: 0.5 micron gate length MESFET for amplifier applications; two 0.15, a 0.25 and a 0.5 micron gate length pHEMT for high power and high frequency applications; a 0.15 micron gate length mHEMT process for ultra-high frequency and low noise applications; HBT for high voltage, high linearity and high power density; 0.5 micron gate length HFET for high voltage, high power amplifiers and switches and Vertical P-I-N diode (VPIN) for signal control devices such as switches, limiters and attenuators. In our Florida wafer fabrication operation, we use manufacturing techniques that are very similar to those for integrated circuits to produce our SAW devices. In our Texas and Bend, Oregon wafer fabrication operations, we use manufacturing techniques that are very similar to those for integrated circuits to produce our BAW devices,

Customers

We have a broad customer base of leading systems manufacturers. Motorola, Inc. accounted for approximately 12%, 14% and 13% of our revenues in 2007, 2006 and 2005, respectively, while Samsung accounted for 14% and 15% of our revenues in 2007 and 2006, respectively. No other single end customer accounted for greater than 10% of our revenues during these periods.

Our sales to end customers outside the U.S. accounted for approximately 78%, 73% and 68% of revenues in 2007, 2006 and 2005, respectively. In 2007, sales to end customers in China and South Korea accounted for the majority of our sales outside of the U.S. and represented 30% and 16%, respectively, of our revenues. In 2006, sales to end customers in China and South Korea accounted for approximately 23% and 16% of our revenues, respectively. In 2005, sales to end customers in China accounted for approximately 23% of our revenues.

Some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce.

Manufacturing

We currently have six manufacturing centers located in Oregon, Texas, Florida, Colorado and Costa Rica as follows:

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

•

A 540,000 square foot Richardson, Texas facility on approximately 38 acres of land. The Richardson facility has 48,000 square feet of Class 1 performance clean room space; however, we currently operate the clean room as a Class 10 performance clean room.

•

A 92,100 square foot Apopka, Florida facility is a wafer fabrication, assembly and test facility located on approximately 16 acres of land. The Apopka wafer fabrication facility includes 16,000 square feet of clean room, of which 2,300 square feet is Class 10 performance clean room.

•

A 61,300 square foot San Jose, Costa Rica facility is an assembly and test facility for the production of SAW filters on approximately 2 acres of land. The Costa Rican facility has over 19,000 square feet of clean room space. We use our Costa Rica facility to assemble, package, test and ship final product to customers. This facility is located in the Metro Free Trade Zone; however our current tax holiday of 75% expired at the end of 2007 and became a 50% holiday, set to expire in 2011.

•	A 5,478 square foot facility located in Boulder, Colorado. This facility was acquired as part of our purchase of Peak Devices, Inc. and is under an operating lease, expiring in October, 2010.

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

For integrated circuit products made by our Oregon facility, we assemble our products using outside assembly contractors. Our Texas and Florida facilities manufacture and sell packaged products, which are also assembled by outside contractors and Costa Rica. Overall, our outside assembly services are contracted to approximately ten vendors, five of which are located in the U.S. These vendors perform both test and assembly services. We have moved a significant portion of our high volume product line test services offshore to vendors in China, Malaysia and the Philippines.

Raw Materials and Sources of Supply

We generally maintain alternative sources for our principal raw materials to reduce the risk of supply interruptions or price increases. We purchase these materials on a discreet or blanket purchase order basis. The raw materials for our integrated circuit, module and component manufacturing operations are available from several suppliers. For our GaAs integrated circuit manufacturing operations, we currently have approximately eight fully qualified wafer vendors, at least five of which are located in the U.S., and two fully qualified mask set vendors, both of which are located in the U.S. We purchase high performance, multilayer ceramic packages from two suppliers. We currently purchase assembly and test services from approximately ten suppliers, five of which are located in the U.S. We also utilize nonqualified suppliers for use in non-production research and test activities.

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

Marketing, Sales and Distribution

We sell our products through independent manufacturers’ representatives, independent distributors and our direct sales staff.

Backlog

As of December 31, 2007, we had unfulfilled orders, referred to as our backlog, of approximately $94.3 million compared to approximately $88.0 million as of December 31, 2006. We include in our backlog all purchase orders and contracts for products requested by the customer for delivery within approximately 12 months.

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

Research and Development

Our research and development efforts are directed toward developing enabling technologies for integrated circuits, acoustic filters and modules. We are focused on improvements of our existing products’ performance, development of new processes, reductions of manufacturing process costs, yield improvements and improvements in device packaging. We are continually designing new and improved products to maintain our competitive position. While we have patented a number of aspects of our process technology, the market for our products is characterized by rapid changes in technologies. Because of continual improvements in these technologies, we believe that our future success will depend on our ability to continue to improve our products and processes and develop new technologies in order to remain competitive. Additionally, our future success will depend on our ability to develop and introduce new products for our target markets in a timely manner. The success of new product introductions is dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable fabrication yields and market acceptance. The development of new products by us and the design into customers’ systems can take several years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs. Furthermore, the successful introduction of our ongoing products may be adversely affected by competing products or technologies. In addition, new product introductions frequently depend on our development and implementation of new process technologies.

We have recently introduced many new key products, primarily focused on integrated system solutions that offer increased efficiency for extended talk-time and an ultra-compact size. New products such as these require investments. As of December 31, 2007, approximately 474 of our employees were engaged in activities related to process and product research and development; and our research, development and engineering expenses in 2007, 2006 and 2005 were approximately $65.4 million, $50.3 million and $46.7 million, respectively. We expect to continue to spend substantial funds on research and development.

Competition

The markets for our products are characterized by price competition, rapid technological change, short product life cycles, and competition across geographies. Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources. Due to the increasing requirements for high-speed, high-frequency components, we expect intensified competition from existing integrated circuit and acoustic device suppliers, as well as from the entry of new competitors to our target markets and from the internal operations of some companies producing products similar to ours for their own internal requirements. The competition for similar products also affects the pricing of our products and there is no guarantee that pricing will remain at a level where we can sell our products on a profitable basis.

For our integrated circuit devices, we compete primarily with manufacturers of GaAs integrated circuits. Our GaAs-based competitors include companies such as Anadigics Inc., Avago, Inc., Eudyna, Inc., Raytheon Co., RF Micro Devices, Inc., Skyworks Solutions, Inc., and others. For our SAW devices our competitors include companies such as ICS Technologies, Inc., Phonon Corp., RF Monolithics, Inc., Vectron International, EPCOS AG, Temex SAS, TAI-SAW Technology Co., Fujitsu Microelectronics, Inc., Murata Manufacturing Co., Panasonic Corp. and others. Competition could also come from companies ahead of us in developing alternative technologies such as BAW, indium phosphide (“InP”) integrated circuits and digital filtering and direct conversion devices.

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

Intellectual Property Matters

We rely on a combination of patents, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents granted and pending in the U.S. and elsewhere and intend to continue to apply for patents on our technology. We have approximately 175 patents that expire from 2008 to 2025, with most expiring between 2015 and 2023. We currently do not have any significant revenues related to a patent that will soon expire. In addition to having our own patents and patent applications, we have acquired a substantial portfolio of U.S. and foreign patent applications in the optoelectronics area of technology. Many of these patent applications have issued as patents and will have lives that will extend 20 years from their respective filing dates, while others are still pending or have been abandoned.

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

From time to time, we may have to defend ourselves against allegations that our products infringe the proprietary rights of others. While our GaAs integrated circuit products have inherent speed advantages over silicon or other related devices, the speed of products based upon silicon and other related processes is continually improving and may displace some of our GaAs products in the future. Our products are often sole sourced to our customers and our operating results could be adversely affected if our customers were to develop other sources for our products.

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

Employees

As of December 31, 2007, we employed approximately 1,883 persons, including approximately 1,077 in manufacturing and support related positions, 36 in quality and reliability, 474 in process, product and development engineering, 135 in marketing and sales and 161 in general and administration functions. As of December 31, 2007, none of our domestic employees were represented by a collective bargaining agreement; however at our German operation, approximately 41 of our employees are represented by a collective bargaining agreement. We consider our relations with employees to be good and we have not experienced a work stoppage due to labor issues.

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

The markets for electronic communications applications in which we participate are subject to intense competition, rapid technological change, and short product life cycles. It is critical for companies such as ours to continually and quickly develop new products to meet the changing needs of these markets. If we fail to develop new products to meet our customers’ needs on a timely basis, we will not be able to effectively compete in these markets. Further, new products could be introduced by competitors that have competitive and technological advantages over our current product line-up. As an example, other vendors introduced new products that used a direct conversion architecture in wireless phones. Direct conversion architecture has been available since the mid-1990’s for GSM/GPRS phones and wireless phone manufacturers are increasingly using this technology in their new handsets. This technology reduces the number of components needed in the receiver portion of wireless phones, including our SAW IF filter products. As a result of the adoption of direct conversion technology, the sale of our IF filters declined approximately 79% in 2005 as compared to 2004, and during 2007 and 2006, our handset revenue from IF filters diminished to a negligible amount. Other competitive filtering technologies, including BAW and film bulk acoustic resonator (“FBAR”), a form of BAW, have been introduced and have gained market acceptance in certain applications. Further, continual improvements in semiconductor technology, such as complementary metal oxide semiconductor (“CMOS”), and development of these products could also take market share from our products.

We are actively pursuing new products such as RF filters, duplexers, PAs, RF modules and SAW/BAW filtering to address the potential of lost of revenues from new or developing technologies. If we fail to design and produce these products in a manner acceptable to our customers, or have incorrectly anticipated our customers’ demand for these types of products, our business, financial condition and results of operation will suffer.

Our operating results may suffer due to fluctuations in demand for semiconductors and electronic communications components.

From time to time, our markets have experienced significant downturns and wide fluctuations in product supply and demand, often in connection with, or in anticipation of, maturing product cycles, capital spending cycles and declines in general economic conditions. The cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We have experienced, and may experience again, periodic fluctuations in our financial results because of these or other industry-wide conditions. For example, if demand for communications applications were to decrease substantially, demand for the integrated circuits and modules, components and other products in these applications would also decline, which would negatively affect our operating results.

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

The electronic communications markets are currently above their cyclical lows of the recent past; however, these markets may not continue to grow or reach historical growth rates. Further, as is characteristic of the semiconductor and acoustic filter component industries, the average selling prices of our products have historically decreased over the products’ life cycles and we expect this pattern to continue. To offset these decreasing selling prices, we rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacturing of existing products. We try to introduce new products with similar functionality of existing products but with lower costs by design, or new products which incorporate advanced features and can be sold at higher average selling prices. We work closely with our suppliers to obtain improvements on pricing of key raw materials and components. As more of our product offerings migrate toward integrated assemblies requiring the acquisition of outside manufactured components, we will have to work effectively with our suppliers to reduce the total cost of the respective bills of material.

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

In some areas of our business, particularly in handsets, we have customers who ship their completed products in very large unit volumes. These customers may require large inventories of our products on short notice. If we are unable to support our customers when their production volume increases, we may be considered an undependable supplier and our customers may seek alternate suppliers for products that we may have anticipated producing over an extended period of time and in large quantities. If our customers consider us to be an undependable supplier, our operating results could be adversely affected as we may not be able to find alternative sources of revenues.

A limited number of customers represent a significant portion of our revenues. If we were to lose any of these customers, our revenues could decrease significantly.

We typically have customers who generate more than 10% of our revenues for a given period. For example, in 2007, Motorola and Samsung each represented more than 10% of our revenues and together, accounted for approximately 26% of our revenue. There can be no assurance that we will be able to retain these customers in the future and any significant loss of, or a significant reduction in purchases by, one or more of these customers could have an adverse affect on our financial condition and results of operations. Further, the consolidation of our customers may result in increased customer concentration and/or the potential loss of customers, which could also negatively affect our financial condition and results of operations.

If we build products to support high volume forecasts that never materialize into orders, we may have to write-off excess and obsolete inventory or reduce our prices.

During 2006 and the first quarter of 2007, we increased our inventory levels to meet forecasted future demand. If the forecasted demand does not materialize into purchase orders for these products, we may be required to write-off our inventory balances or reduce the value of our inventory to fair value, based on a reduced sales prices. A write-off of the inventory, or a reduction in the inventory value due to a sales price reduction, could have a material impact on our operating results. In the second quarter of 2007, we incurred $4.1 million in excess inventory charges primarily due to reduced demand for a single device from a specific customer. Further, if we are unable to generate targeted operating cash flow projections, we may not satisfy market expectations which could negatively affect our stock price.

Our financial statements include material expenses related to the adoption of SFAS 123(R). These expenses may fluctuate greatly in the future due to a number of estimates and assumptions used in the pricing model.

On January 1, 2006, we adopted SFAS No. 123(R), which requires us to recognize share-based compensation expense in our financial statements based on the fair value determined for our stock option grants and employee stock purchase plan. Previously we applied SFAS No. 123, which allowed us to apply the provisions of APB No. 25 and provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for stock-based payments as if the expense had been recognized. We have elected to apply the modified prospective approach in our adoption of SFAS No. 123(R) and thus have not restated our prior results to include stock-based payment expense. We use the Black-Scholes model for the stock-based payment expense calculation to determine their fair value, which includes a number of estimates including the expected lives of the options, the volatility of the prices of our common stock on the NASDAQ Stock Market and interest rates. A significant change in any of these estimates, or in our option pricing model, could have a material impact on our financial statements.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business and our stock price could suffer.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, as of December 31, 2007, we were required to perform an evaluation of our internal controls over financial reporting. At December 31, 2007, management and our auditors did not identify any material weaknesses over internal controls over financial reporting. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to regulatory investigations or sanctions, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

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

From time to time, we have underutilized our manufacturing lines. This excess capacity means we incur increased fixed costs in our products relative to the revenues we generate, which could have an adverse effect on our results of operations, particularly during economic downturns. If we are unable to improve utilization levels at these facilities and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations.

Alternatively, we have increased our capacity in certain facilities to meet current customer demands. These facilities currently have limitations in certain areas of manufacturing and we may need to invest in more capital equipment and facilities to relieve these manufacturing limitations and allow for greater capacity. If we acquire more equipment, our fixed costs will increase. Further, if customer demand later falls, the increased expense levels will have an adverse effect on our business, financial condition and results of operations.

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

In 2007 and 2006, we received a portion of our revenues from the U.S. government or from prime contractors on U.S. government sponsored programs principally for military applications. These military programs with the U.S. government generally have long lead times, such as the DARPA contract and F-22 Raptor and Joint Strike Fighter aircraft programs. These military programs are also subject to delays or cancellation. Changes in military funding or the loss of a significant military program or contract would have a material adverse impact on our operating results. Further, spending on military contracts can vary significantly depending on funding from the U.S. government. We believe our government and military contracts in the recent past have been negatively impacted by the war in Iraq as the government has allocated more funding to the war and less on new development and long-term programs, such as the ones in which we participate.

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

A number of our employees and operations are located in countries other than the U.S. We also employ contractors in other countries to perform certain packaging and test operations for us. The laws and operating conditions of these countries may differ substantially from that of the U.S. and may expose us to increased risks of adverse impacts on our operations and results of operations. These risks could include: loss of protection of proprietary technology, disruption of production processes, interruption of freight channels and delivery schedules, currency exposure, financial institution failure, government expropriation, labor shortages, political unrest, local tax laws and fraud. For example, our operating facility in Costa Rica presents risks of disruption such as government intervention, currency fluctuations, labor disputes, limited supplies of labor, power interruption, civil unrest, or war. Any such disruptions could have a material adverse effect on our business, results of operations and financial condition.

Some of our manufacturing facilities are located in areas prone to natural disasters.

We have a SAW manufacturing and assembly facility located in Apopka, Florida and an assembly facility for SAW products in San Jose, Costa Rica. Hurricanes, tropical storms, flooding, tornadoes, and other natural disasters are common events for Florida and Central America that could affect our operations in these areas. Other natural disasters such as earthquakes, volcanic eruptions, tornadoes and flooding could also affect our facilities in Colorado, Oregon and Texas. Any disruptions from these or other natural disasters would have a material adverse impact on our operations and financial results. The following table indicates the approximate exposure we believe we have with respect to natural disasters:

Location	Type of Disaster	Approximate Percent of Total*
		Fixed Assets	Revenues
Apopka, Florida	H	13%	20%
Bend, Oregon	E, V	0%	0%
Boulder, Colorado	E, H	0%	0%
Dallas, Texas	H	46%	20%
Hillsboro, Oregon	E, V	33%	60%
San Jose, Costa Rica	E, V, H	8%	20%

E—	Earthquake/mudslide
V—	Volcanic eruption
H—	Hurricane and/or tornado and flooding
*	Figures are based on revenues for the year ended December 31, 2007 or net fixed assets as of December 31, 2007. Additionally, the sum may be greater than 100% due to shared risks between locations.

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

We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. Although we anticipate future sustained profitability, SFAS No. 109 requires that recent historical operating performance, income projections and taxable income be considered in assessing the realizability of the deferred tax assets. TriQuint’s revenue, earnings and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future.

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

The integrated circuit, SAW and BAW device industries are characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. If it is necessary or desirable, we may seek licenses under such patents or other intellectual property rights. However, we cannot be certain that licenses will be offered or that we would find the terms of licenses that are offered acceptable or commercially reasonable. Our failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products. For example, in 2006, we received notice that StratEdge sued us for patent infringement. Although we denied any wrongdoing, we paid substantial legal fees in defending ourselves and settling the claim. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by or against us could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination. In the event of an adverse result in any litigation, we could be required to:

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

Our sales outside of the U.S. during 2007, 2006, and 2005 were approximately 78%, 73%, and 68% of total revenues, respectively. As a result of having a significant amount of sales outside of the U.S., we face inherent risks from these sales, including:

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

Following periods of volatility in the market price of a company’s stock, some stockholders may file securities class action litigation. For example, in 1994, a stockholder class action lawsuit was filed against us, our underwriters and some of our officers, directors and investors, which alleged that we, our underwriters and certain of our officers, directors and investors intentionally misled the investing public regarding our financial prospects. We settled the action and recorded a special charge of $1.4 million associated with the settlement of this lawsuit and related legal expenses, net of accruals, in 1998. Additionally, in 2003, a class action complaint was purportedly filed on behalf of purchasers of the stock of Sawtek, Inc., our wholly owned subsidiary between January 2000 and May 24, 2001, against Sawtek and former officers of Sawtek and us. Although the claim was dismissed with prejudice in October 2005, our management spent time defending the claims. In 2007, two purported derivative actions filed in the United States District Court for the District of Oregon were consolidated. The plaintiffs alleged that certain of our officers and directors violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. We have filed motions for the dismissal of all claims. While no action has yet been taken by the Court, our management has spent time defending the claims of the current derivative suit. We also incurred legal fees to defend ourselves. Future claims, if any, could harm our operating results, and we may incur significant legal fees defending these claims. Further, defending these claims distracts our management from running our business.

Our stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $7.08 to a low of approximately $3.77 during 2007. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly. Further, high stock price volatility could result in higher stock-based compensation expense.

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

We are subject to taxation in many different countries and localities worldwide. In some jurisdictions, we have employed specific business strategies to minimize our tax exposure. To the extent the tax laws and regulations in these various countries and localities could change, our tax liability in general could increase or our tax saving strategies could be threatened. Such changes could have a material adverse effect on our operations and financial results. For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 75% exemption from Costa Rican income taxes through 2007 and a 50% exemption through 2011. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative impact on our net income

In addition, the U.S. Internal Revenue Service and several foreign tax authorities could assert additional taxes associated with our foreign subsidiaries activities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Location	Purpose	Approximate Building Size in Square Feet	Approximate Land in Acres	Leased or Owned
Hillsboro, Oregon	Headquarters, administration, test, technical, wafer fabrication and engineering	254,000	50	Owned
Richardson, Texas	Wafer fabrication, engineering, administration, test and technical	540,000	38	Owned
Apopka, Florida	Wafer fabrication, engineering, administration, test and technical	92,100	16	Owned

Location	Purpose	Approximate Building Size in Square Feet	Approximate Land in Acres	Leased or Owned
San Jose, Costa Rica	Test, assembly and administration	61,300	2	Owned
Bend, Oregon	Wafer fabrication, engineering, administration, test and technical	14,100	—	Leased
Boulder, Colorado	Engineering, administration, test and assembly	5,478	—	Leased
Munich, Germany	Engineering and marketing	21,054	—	Leased
Taipei, Taiwan	Engineering and marketing	11,000	—	Leased
Lowell, Massachusetts	Sublet	9,141	—	Leased
Seoul, Korea	Engineering and marketing	6,680	—	Leased
Chelmsford, Massachusetts	Engineering	14,100	—	Leased
High Point, North Carolina	Engineering	7,241	—	Leased
Various field offices each less than 1,000 sq ft

We believe these properties are suitable for our current operations. Our Texas facility is currently running significantly below capacity, however we are planning to locate our high-volume BAW fabrication at this location in the near future.

Item 3.	Legal Proceedings

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that TriQuint failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in TriQuint’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on or about May 25, 2007. On July 23, 2007, we filed separate motions for the dismissal of all claims in each case with the District Court for the District of Oregon. No action has yet been taken by the Court. On September 28, 2007, the Plaintiffs filed a consolidated opposition to our motions for the dismissal of all claims in each case. On October 26, 2007, we filed separate reply briefs in support of its motions for the dismissal of all claims in each case.

In October 2006, we received an informal request for information from the staff of the San Francisco district office of the Securities and Exchange Commission regarding its option granting practices. In November 2006, we were contacted by the Office of the U.S. Attorney for the District of Oregon and were asked to produce documents relating to its option granting practices on a voluntary basis. We have cooperated in both inquiries. On October 24, 2007, the San Francisco district office of the SEC sent us a letter indicating that the district office has terminated its investigation and is not recommending that the SEC take any enforcement action against us. The U.S. Attorney for the District of Oregon has also stated that it has terminated its inquiry.

Prior to the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2006, we conducted an extensive review of our option granting practices. Our management concluded that no backdating had occurred with respect to its option grants and that prior disclosures regarding its option grants were not incorrect. We remain current in our reporting under the Securities Exchange Act of 1934, as amended.

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

Our common stock is listed on the NASDAQ Stock Market under the symbol “TQNT”. As of March 6, 2008, there were 142,994,211 shares of common stock outstanding held by approximately 450 stockholders of record. Many stockholders hold their shares in street name. We believe that there are approximately 37,000 beneficial owners of our common stock. The following table sets forth the high and low price per share of our common stock for the periods indicated as reported on the NASDAQ Stock Market:

	Year ended December 31,
	2007		2006
Period	High	Low	High	Low
First Quarter	$5.31	$4.26	$5.12	$4.30
Second Quarter	$5.52	$4.86	$6.07	$3.91
Third Quarter	$5.53	$3.77	$5.48	$3.70
Fourth Quarter	$7.08	$4.50	$5.45	$4.24

We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and other such factors as our Board of Directors deem relevant. The closing price of our common stock on the NASDAQ Stock Market on December 31, 2007 was $6.63 per share.

The information required by this item regarding equity compensation plans is incorporated by reference under the section entitled Equity Compensation Plan Information contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders.

Issuer Purchase of Equity Securities

We did not repurchase any shares in 2007.

Stock Price Performance Graph

The following stock performance graph compares the performance of TriQuint’s common stock to the NASDAQ U.S. Index and to our peer group index, SIC Code 3674—Semiconductors and Related Devices. The returns of each member assume that the initial value of the investments was $100 at the close of business on December 31, 2002 and that all dividends were reinvested. Performance for each member is provided as of the close of business on the last day of the last five calendar years.

	2002	2003	2004	2005	2006	2007
TriQuint Semiconductor, Inc.	100.00	166.76	104.96	104.96	106.15	156.37
NASDAQ U.S. Index	100.00	150.79	164.60	168.08	185.55	211.29
Peer Group	100.00	186.18	152.56	165.72	163.70	176.32

*	No cash dividends have been declared or paid on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns. The peer group index used, SIC Code 3674—Semiconductors and Related Devices, utilizes the same methods of presentation and assumptions for the total return calculation as our company and the NASDAQ U.S. Index. All companies in the peer group index are weighted in accordance with their market capitalizations.

Item 6.	Selected Financial Data

The following statements of operations data and balance sheet data for the five years ended December 31, 2007 were derived from our audited consolidated financial statements. Audited consolidated balance sheets at December 31, 2007 and 2006 and the related audited consolidated statements of operations and of cash flows for each of the three years in the period ended December 31, 2007 and notes thereto appear elsewhere in this Annual Report on Form 10-K. Audited consolidated balance sheets at December 31, 2005, 2004 and 2003 and the related audited consolidated statements of operations and of cash flows for the years ended December 31, 2004 and 2003 are not included elsewhere in this Annual Report on Form 10-K.

This data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	Year ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Revenues	$475,776	$401,793	$294,787	$312,971	$275,820
Cost of goods sold	324,476	277,860	210,446	213,416	188,162

Gross profit	151,300	123,933	84,341	99,555	87,658
Research, development and engineering	65,361	50,283	46,706	47,746	51,272
Selling, general and administrative	61,993	55,223	46,565	40,523	37,542
In-process research and development	7,600	—	—	—	—
Reduction in workforce	—	—	341	429	1,763
Impairment of long-lived assets and goodwill	—	—	31	710	—
Loss (Gain) on disposal of equipment	127	(527)	(505)	(13)	—
Acquisition related charges	—	63	1,654	—	—
Lease termination costs	—	—	—	—	41,962

Income (loss) from operations	16,219	18,891	(10,451)	10,160	(44,881)

Interest income (expense), net	8,282	5,736	1,595	(3,604)	(5,874)
Foreign currency gain (loss)	343	(90)	4	2,125	(205)
Impairment charge—investments in other companies	—	—	(155)	(1,189)	(2,387)
Gain on recovery of previously impaired investment	—	142	954	—	8,450
Gain on retirement of debt	—	—	114	539	—
Other, net	80	(132)	163	187	(188)

Income (loss) from continuing operations before income tax	24,924	24,547	(7,776)	8,218	(45,085)
Income tax expense (benefit)	1,530	2,796	(3,573)	397	(1,694)

Income (loss) from continuing operations	23,394	21,751	(4,203)	7,821	(43,391)
Income (loss) from discontinued operations	—	—	8,183	(36,875)	(29,587)

Net income (loss)	$23,394	$21,751	$3,980	$(29,054)	$(72,978)

Earnings (loss) per common share data:
Basic—
Net income (loss) from continuing operations	$0.17	$0.16	$(0.03)	$0.06	$(0.32)
Net income (loss) from discontinued operations	0.00	0.00	0.06	(0.27)	(0.22)

Net income (loss) Basic	$0.17	$0.16	$0.03	$(0.21)	$(0.54)

Diluted—
Net income (loss) from continuing operations	$0.16	$0.15	$(0.03)	$0.06	$(0.32)
Net income (loss) from discontinued operations	0.00	0.00	0.06	(0.27)	(0.22)

Net income (loss) Diluted	$0.16	$0.15	$0.03	$(0.21)	$(0.54)

(in thousands)	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$203,501	$373,232	$406,722	$388,052	$401,206
Accounts receivable, net	$73,185	$64,688	$51,286	$35,654	$35,499
Inventories	$67,231	$84,879	$49,384	$49,619	$52,886
Total assets	$586,461	$754,415	$728,741	$722,400	$792,800
Working capital	$303,108	$255,550	$358,060	$271,018	$375,191
Long-term liabilities	$15,136	$4,741	$221,730	$226,150	$270,519
Total stockholders’ equity	$514,848	$467,447	$450,610	$441,387	$460,121

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions to applications in the handset, networks and military markets. Our mission is, “Connecting the Digital World to the Global Network™,” and we accomplish this through a diversified product portfolio within the communications and military industries. In the handset market, we provide high performance devices such as RF filters, duplexers, small signal components, power amplifiers, switches and passive components. We have also developed integrated RF modules with the goal of maximizing content and minimizing stacked margins, by offering complete module solutions with almost all subcomponents sourced from our own technologies and manufacturing facilities. In the networks markets, we are a supplier of both active GaAs and passive SAW components. We provide the military market with phased-array radar antenna components and in 2005 were chosen to be the prime contractor on a DARPA contract to develop high power wide band amplifiers in GaN, a next generation GaAs-derived technology. In 2006, we obtained additional funding from the Office of Naval Research to improve manufacturing methods of producing high-power, high-voltage S-band GaAs amplifiers.

The semiconductor industry in general was subject to slumping demand and excess capacity from 2001 through 2004; however, demand began to grow in 2005 and remained strong through 2007. Wafer and semiconductor manufacturing facilities require a significant level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can create a material adverse impact on operating results. In 2005 we began to increase the utilization at our facilities and were able to maintain higher utilization rates through 2006. However, we experienced higher than expected yield loss in 2006, primarily due to the qualification of alternative supply sources and planned changes in our product flow to enable growth in future quarters, both of which had a negative impact on our gross margins for the year. Gross margins improved during 2007, particularly during the fourth quarter. Improved plant utilization and manufacturing yields despite a second quarter charge of approximately $4 million for inventory that unexpectedly became excess, largely due to a reduction in demand from a significant customer.

The handset market had tremendous strength in 2007, continuing a trend that began in 2003. We believe the drivers for continued growth in the handset market remain strong as users in developed countries are looking for new features such as digital cameras, video recorders, music players, GPS, Bluetooth, internet access, mobile television and other video standards, leading to high handset replacement rates. This transition to more sophisticated handsets increases the RF content in each device, increasing our addressable market. Further, China, India and other emerging countries with improving economies are growing the consumer market by introducing a new customer base. In the past however, during times of growing demand we have also experienced significant selling price pressure on some of our highest volume products. The current demand need for increased RF content required for the higher data rates and increased functionality of new handset devices, has allowed average selling prices to stabilize. However this stabilization may not continue. In addition, the areas of growth from the emerging countries may be driven by less advanced handsets that do not require the performance and size advantages our products offer. Typical functional price erosion in this market is 10-15% per year offset by increasing content.

The continued deployment of cellular systems in Asia and other emerging markets such as India have driven GSM/GPRS base station transceiver volumes to new record levels. However, softness in the CDMA infrastructure market coupled with slower than expected demand in WCDMA/EDGE have resulted in a flat market for products targeting the traditional cellular base station market. We expect continued benefit in sales of our point-to-point radio products, largely resulting from build outs in developing countries and those areas of the world where wireless backhaul systems are prevalent.

Our networks market includes products that support the transfer of data at high rates across wireless or wired networks. Our products for this market include those related to Bluetooth, wireless LANs, WiFi, WiMAX, WiBro, CATV, microwave radio, cordless telephones, automotive and optical communications. We also report our multi-market standard products in the networks category. We continue to work on developing lower cost products for our customers however, this may result in flat to lower revenues for an increased number of units.

Revenues from the military market are generally for products in large scale programs with long lead-times. Once a component has been designed into an end-use product for a military application, the same component is generally used during the entire production life of the end-use product and as a result, we tend to produce large volumes of these components. Currently, we are actively engaged with multiple military industry contractors in the development of next-generation phased-array systems and have key design wins in major projects such as the Joint Strike Fighter and F-22 initiatives. In addition, in 2005 we entered into a multi-year contract from the DARPA to develop high power, wide band amplifiers in GaN; and in July 2006, we were awarded a $3.1 million contract to improve manufacturing methods of producing high-power, high-voltage S-band GaAs amplifiers from the Office of Naval Research. In 2007, we were awarded additional programs. From DARPA, we received a $1.3M program to optimize Gallium Nitride technology for S-band. We also received a $1.6M program from the Office of Naval Research to develop 40V Gallium Arsenide High Power S-band Amplifiers. We expect to continue to win government funding for advanced technologies in the future and we expect to participate in other large projects such as the B-2 radar upgrade and hope to expand other programs in the future.

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

Our most critical accounting estimates include revenue recognition; the valuation of inventory, which impacts gross margin; assessment of recoverability of long-lived assets, which primarily impacts operating expense when we impair assets or accelerate depreciation; valuation of investments and debt in privately held companies, which impacts net income when we record impairments; valuation of deferred income tax assets and liabilities, which impacts our tax provision; and stock-based compensation, which impacts cost of goods sold and operating expenses. We also have other policies that we consider to be key accounting policies, such as our policies for the valuation of accounts receivable, reserves for sales returns and allowances, reserves for warranty costs and our reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

Revenue Recognition

We derive revenues primarily from the sale of standard and customer-specific products and foundry services in the handset, networks and military markets. We also receive revenues from non-recurring engineering fees and cost-plus contracts for research and development work, which collectively have been less than 5% of consolidated revenues for any period. Our handset distribution channels include our direct sales staff, manufacturers’ representatives and independent distributors. The majority of our shipments are made directly to our customers. Revenues from the sale of standard and customer-specific products are recognized when title to the product passes to the buyer.

We receive periodic reports from customers who utilize inventory hubs and recognize revenues when the customers acknowledge they have pulled inventory from our hub, the point at which title to the product passes to the customer.

Revenues from foundry services and non-recurring engineering fees are recorded when the service is completed. Revenues from cost plus contracts are recognized as costs are incurred.

Revenues from our distributors are recognized when the product is sold to the distributors. Our distributor agreements provide for selling prices that are fixed at the date of sale, although we offer price protections, which are specific, of a fixed duration and for which we reserve. Further, the distributors are obligated to pay the amount and the price or payment obligation is not contingent on reselling the product. The distributors take title to the product and bear substantially all of the risks of ownership; the distributors have economic substance; we have no significant obligations for future performance to bring about resale. We can reasonably estimate the amount of future returns. Sales to our distributors were less than 12% of our total revenues for 2007, 2006 and 2005. We allow our distributors to return products for warranty reasons; and stock rotation rights, within certain limitations, and reserve for such instances. Customers that are not distributors can only return products for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

Inventories

We state our inventories at the lower of cost or market. We use a combination of standard cost and moving average cost methodologies to determine our cost basis for our inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to stating our inventory at the lower of cost or market, we also evaluate it each period for excess quantities and obsolescence. We analyze forecasted demand versus quantities on hand and reserve for the excess.

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

Investments in Privately Held Companies

In previous years, we made a number of investments in small, privately held technology companies in which we held less than 20% of the capital stock or held notes receivable. In addition, as a result of the sale of our former optoelectronics operations, we received as partial consideration $4.5 million of preferred stock in CyOptics, Inc. (“CyOptics”) and an unsecured promissory note from CyOptics for $5.6 million, that was discounted $2.3 million to reflect the current market rate for similar debt of comparable companies. We account for all of these investments at cost unless their value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods. On October 9, 2007, we participated in an additional bridge financing where we purchased $0.5 million of a subordinated convertible promissory note from CyOptics. The promissory note is an interest-bearing note at the rate of 6% per annum. Unpaid principal with unpaid and accrued interest is due and payable at the earlier of (i) October 9, 2008, or (ii) event of default (as defined in the promissory note) or (iii) at conversion of a qualified equity event (as defined in the promissory note).

During 2005, we reduced the value of three investments by a total of $0.2 million, net. Additionally during 2005, we sold $1.9 million of assets received from the liquidation of an investment we held in another privately held company including $1.0 million of intellectual property received from the liquidation. The intellectual property was held at a zero book value and we recorded a gain for the entire amount of proceeds received. The remaining assets received from the liquidation of the investment resulted in a gain of less than $0.1 million. During 2006, a previously impaired investment was purchased by another company and our holdings in the investment were liquidated. As a result, we recorded a recovery on the impairment of this investment of $0.1 million. No impairment was recorded in 2007.

At December 31, 2007, our investments in privately held companies consisted of our CyOptics investments with a carrying value of $7.2 million.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions in which we operate. A significant amount of management judgment is involved in preparing our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of December 31, 2007, we were not under audit by the U.S. income taxing authorities. We concluded federal income tax audits for the U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. A 2001 to 2003 German tax audit of our subsidiary, TriQuint Semiconductor GmbH, was completed during the third quarter of 2005. No significant adjustments were required as a result of the audit. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate estimated liability has been established for potential exposures.

Our provision for income taxes as of and for the years ended December 31, 2007 and 2006 were as follows (in millions):

	Years ended December 31,
	2007	2006
Provision for income taxes	$1.5	$2.8

The provision for income taxes for 2007 and 2006 primarily consisted of domestic and foreign tax liabilities in US and Costa Rica of $1.5 million and $2.8 million, respectively. In January 2008, we decided to make a $64.0 million dividend distribution from the Costa Rica subsidiary. Of the $64.0 million dividend, the majority was from previously taxed income and the remainder will be taxable in 2008, on which a deferred tax liability was established. No provision has been made for the U.S, state or additional foreign income taxes related to approximately $96.5 million of undistributed earnings of foreign subsidiaries which have been, or are, intended to be permanently reinvested. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. In the event the Costa Rican or German subsidiaries remit these earnings to the U.S. parent, the earnings may be subject to U.S. federal and state income taxes.

During 2007, the carrying value of our net deferred tax assets decreased by $10.4 million, primarily due to the utilization of the net operating loss against U.S. federal taxable income. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recognized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. We record the valuation allowance to reduce deferred tax assets when it is “more likely than not” that some portion or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance and evaluate the need for a valuation allowance on a regular basis. Due to the lack of a stable earnings history, we will maintain a valuation allowance against its net deferred tax assets in 2007.

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. We recognized no adjustment in the liability for unrecognized tax benefits upon the adoption of FIN 48. As of the date of adoption, our unrecognized tax benefits totaled $9.3 million, including interest and penalty of $2.8 million. As of December 31 2007, our unrecognized tax benefits totaled $10.2 million, including interest and penalty of $3.6 million. The full amount of the unrecognized tax benefits, if recognized, would result in a favorable impact on the effective tax rate.

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

The table below summarizes the stock-based compensation expense for 2007 and 2006, included in our consolidated statements of operations:

(in millions)	Year ended December 31,
	2007	2006
Cost of goods sold	$3.2	$2.9

Stock-based compensation expense included in cost of goods sold	3.2	2.9
Research, development and engineering	1.5	1.7
Selling, general and administrative	3.8	4.5

Stock-based compensation expense included in operating expenses	5.3	6.2

Total stock-based compensation expense included in income from operations	$8.5	$9.1

The table below summarizes our pro forma financial results for 2005, as if stock-based compensation had been recognized for these periods utilizing the provisions of SFAS No. 123. Disclosures for 2007 and 2006 are not presented as the stock-based compensation expense was recognized in the consolidated financial statements in accordance with SFAS No. 123(R).

(in millions, except per share amounts)	Year ended December 31, 2005
Net income as reported	$4.0
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax(1)	(19.3)

Pro forma net loss	$(15.3)

Net income (loss) per share:
Basic and Diluted—as reported	$0.03
Basic and Diluted—pro forma	$(0.11)

(1)

On November 10, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of those employee stock options, excluding option grants to our board members and chief executive officer, with an option price equal to or greater than $5.35 per share. As a result of this acceleration, approximately 2,041,587 options with varying remaining vesting schedules were subject to the acceleration provision and became immediately exercisable, subject to our insider trading policy. The acceleration was done as part of a comprehensive review of our entire benefits program. The decision to accelerate some of our options was made after review of our current stock price, the competitive standpoint afforded to our Company by the options, the benefit of the options to the employees and the potential effects of SFAS No. 123(R). Our stock price was $4.59 on November 10, 2005, as reported on the NASDAQ Stock Market. The total pro-forma stock-based employee compensation expense of $19.3 million for 2005 included approximately $5.7 million of expense resulting from the November 10, 2005 acceleration.

Acquisitions and Divestitures

Agere’s Optoelectronics Business

On January 2, 2003, we completed an acquisition of a substantial portion of the optoelectronics business of Agere Systems Inc, (“Agere”) for $40.0 million in cash plus acquisition costs and certain assumed liabilities. The transaction included the products, technology and some facilities related to Agere’s optoelectronics business, which includes active and passive optical components, optical amplifiers, optical transceivers and other optical products. As part of the acquisition, we also assumed operation of the back-end assembly and test operations associated with these products at a leased facility in Matamoros, Mexico. We acquired this business to expand our market and product offerings in the optical networks market.

During the first quarter of 2005, we concluded that the optoelectronics operations we purchased were not going to meet the revenue projections we made when we initially acquired the operations from Agere. Significant reductions in average selling prices combined with reduced demand and valuation for new technologies in the optoelectronic market resulted in continued losses from these operations. As a result, we announced the sale of these operations on April 14, 2005 and entered into an agreement to sell our optoelectronics operations in Breinigsville, Pennsylvania and our optoelectronics subsidiary in Matamoros, Mexico to CyOptics. With the sale, we believe we will benefit from focusing our attention on our growing handset, networks and military markets and build upon our successful portfolio of GaAs semiconductor and filter products. The transaction allowed us to exit our optoelectronics operations that manufactured InP optical components; however, we continued to manufacture and sell GaAs based semiconductor products for optoelectronics equipment market produced and originally developed at our Oregon and Texas facilities. Revenues from GaAs products for optical systems accounted for less than 5% our revenues in 2005. The sale, completed on April 29, 2005, was an asset sale including the products, manufacturing equipment, inventory, the Mexican entity, related intellectual property rights and other assets that constitute the operations that manufacture InP optical chips and components for the optical networking market. CyOptics paid us the following consideration: $13.5 million cash at closing, $4.5 million of CyOptics’ preferred stock and a promissory note in the amount of approximately $5.6 million, which was recorded net of a $2.3 million discount to record the note at current market rates. CyOptics also assumed certain liabilities associated with the optoelectronics operations, such as warranty obligations to customers.

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

Peak Devices, Inc

On August 31, 2007, we completed the acquisition of Peak Devices, Inc. (“Peak”), a privately-held, fabless semiconductor company that focused on RF discrete transistor technology. We paid $14.9 million in cash on the closing date and paid an additional $0.2 million of direct acquisition costs during 2007. Of the $14.9 million, $1.5 million is held in escrow for payment of claims and liabilities that may result from this acquisition. The escrow period expires on December 31, 2008. We are also obligated to pay earnout payments to the former shareholders of Peak based on 10% of the gross margin from sales of Peak technology based products less a quarterly threshold over a five year period from 2008 to 2012. These earnout amounts are not contingent on continued employment of the former shareholders. As of December 31, 2007, we have yet to recognize earnout charges related to the sales of Peak technology based products.

We accounted for the Peak acquisition as a purchase in accordance with SFAS No. 141. Details of the purchase price were as follows:

Cash paid at closing	$14.9
Acquisition costs	0.2

Total	$15.1

The purchase price was allocated to Peak’s assets and liabilities based upon fair values as follows:

Cash	$0.3
Accounts receivables and other assets	0.5
Inventory	1.5
Property, plant and equipment	0.2
In-process research and development	7.6
Intangible assets	5.0
Goodwill	1.5
Payables and other liabilities	(1.5)

Total	$15.1

The results of operations for the Peak business were included in our consolidated statements of operations for the period from September 1, 2007 to December 31, 2007.

The intangible assets acquired are being amortized over a weighted average period of six years. We recorded an additional $0.2 million of goodwill subsequent to the purchase date for the recognition of an assumed tax liability.

In-process research and development (“IPR&D”) represented Peak projects that had not reached technological feasibility and had no alternative future use when acquired but had been developed to a point where there was value associated with them in relation to potential future revenues. Using the income approach to value the IPR&D, we determined that $7.6 million of the purchase price represented purchased in-process technology. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned value was expensed immediately into operating expenses upon the closing date of the acquisition.

The fair value underlying the $7.6 million assigned to acquire IPR&D from the Peak acquisition was determined by identifying research projects in areas for which technological feasibility had not been established and there were no alternative future uses. The acquired IPR&D consisted of wide band transistor products and was approximately 50% complete as of December 31, 2007. This technology is being integrated into products expected to be completed in 2008. There has been no material change in the estimated cost of these projects.

The fair value of IPR&D was determined by an income approach, where fair value is the present value of projected net free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over a 10 year period was discounted at a rate of 40% which reflected the stage of completion and the technical risks associated with achieving technological feasibility. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the IPR&D, the useful life of the technology and the profitability levels of the technology. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, R&D costs, SG&A costs, asset requirements and income taxes. The stage of completion of the products at the date of the acquisition was estimated based on the tasks required to develop the technology into a commercially viable product. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that we will realize any anticipated benefits of the acquisition. The risks associated with IPR&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

To the extent that estimated completion dates are not met, the risk of competitive product introduction is greater and revenue opportunity may be permanently lost.

WJ Communications, Inc.

On March 9, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WJ Communications, Inc., a Delaware corporation, and ML Acquisition, Inc., a Delaware corporation and our wholly-owned subsidiary. WJ Communications is a leading supplier of radio frequency (“RF”) solutions for wireless infrastructure, and we expect the acquisition to allow us to expand our reach into the RF market.

Under the terms of the Merger Agreement, we will acquire by merger all outstanding shares of WJ Communications for $1.00 per share in cash. In addition, all of WJ Communications’ stock options will be cancelled for a payment of the $1.00 per share merger consideration minus the exercise price for the option, and all vested restricted stock and performance accelerated restricted stock units will receive the merger consideration and be cancelled. All unvested restricted stock and performance accelerated restricted stock units will continue and reflect the right to receive cash equal to the merger consideration when they vest. The total purchase price will be approximately $72 million.

Through the acquisition, we expect to expand our presence in the wireless infrastructure market comprised of cellular base stations and wireless and cable broadband infrastructure. We anticipate doing this by focusing with WJ Communications on combining RF power, switching and filtering in cost effective module solutions for base station and other infrastructure applications.

The Merger Agreement contains certain termination rights and the closing of the merger is subject to the approval of WJ Communications’ shareholders, expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions.

Results of Operations

The following management discussion and analysis of operations addresses continuing operations only, unless otherwise noted. The table below sets forth the results of our operations expressed as a percentage of revenues. However, these historical operating results are not necessarily indicative of the results for any future period.

	Year ended December 31,
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	68.2%	69.2%	71.4%

Gross profit	31.8%	30.8%	28.6%
Operating expenses:
Research, development and engineering	13.8%	12.5%	15.8%
Selling, general and administrative	13.0%	13.7%	15.8%
In process research and development	1.6%	—	—
Reduction in workforce	—	—	0.1%
Impairment of long-lived assets	—	—	0.0%
Loss (gain) on disposal of equipment	0.0%	(0.1)%	(0.2)%
Acquisition related charges	—	0.0%	0.6%

Total operating expenses	28.4%	26.1%	32.1%

Income (loss) from operations	3.4%	4.7%	(3.5)%

	Year ended December 31,
	2007	2006	2005
Other income (expense):
Interest income	2.1%	3.9%	3.9%
Interest expense	(0.3)%	(2.5)%	(3.3)%
Foreign currency loss (gain)	0.0%	(0.0)%	0.0%
Impairment charge—investments of other companies	—	—	(0.1)%
Gain on recovery of previously impaired investment	—	0.0%	0.3%
Gain on retirement of debt	—	—	0.0%
Other, net	0.0%	(0.0)%	0.1%

Total other income (expenses), net	1.8%	1.4%	0.9%

Income (loss) from continuing operations, before income tax	5.2%	6.1%	(2.6)%
Income tax expense (benefit)	0.3%	0.7%	(1.2)%

Income (loss) from continuing operations	4.9%	5.4%	(1.4)%
Discontinued operations:
Income from discontinued operations, net of tax	—	—	2.8%

Net income	4.9%	5.4%	1.4%

Years ended December 31, 2007 and 2006

Revenues

Our revenues increased $74.0 million or 18% to $475.8 million in 2007, compared to $401.8 million in 2006. All of our markets grew although the most significant increase came in our handset markets due to growth in revenues of transmit modules.

Our overall book-to-bill ratio for the quarter ended December 31, 2007 was 0.95 to 1. This was consistent with the book-to-bill ratio for the quarter ended December 31, 2006 of 0.93 to 1.

Our revenues by end market for 2007 and 2006 are detailed below:

	Year ended December 31,
	2007	2006
Revenues:
Handsets	53%	51%
Networks	36%	37%
Military	11%	12%

	100%	100%

Handsets

Our revenues from products for the handset market increased approximately 28% in 2007, compared to 2006. The growth was from increases in revenues from all wireless air interface standards, which we believe reflects an increase in our market share. Our GSM/GPRS products had the largest revenue dollar increase in 2007 as compared to 2006, increasing 33%, while we began to see revenue from our WLAN products of $2.6 million in 2007. Our WCDMA/EDGE products also had strong gains during 2007, as revenues increased 111% as compared to 2006. As a percentage of our overall handset revenues in 2007, our GSM/GPRS revenues continued to be the largest contributor, accounting for 43% of our revenues, as compared to 41% in 2006. CDMA revenues accounted for 37% of our revenues in 2007, down from 47% in 2006.

The largest revenue drivers across all standard products for the handset market were our transmit and power amplifier modules, which experienced revenue increases of approximately 113% and 30%, respectively, in 2007 as compared to 2006. Revenues for these products increased as manufacturers sought more integration in the products they purchased. Overall, transmit and power amplifier modules accounted for nearly 70% of our handset revenue in 2007.

Due to our strategic product transition from discrete components to integrated passive and active modules we were able to increase average selling prices by approximately 30% in 2007 as compared to 2006.

Networks

Revenues from the networks products, which include WLAN, base station, and various standard products, increased approximately 12% in 2007 as compared to 2006. This increase was primarily due to increases in revenues from WLAN, point-to-point radios, and GPS products. These increases were partially offset by decreased revenues for our GSM/GPRS, WCDMA, and CDMA/1x/2000 products.

Revenues from WLAN products increased approximately 36% in 2007 as compared to 2006. As a percentage of total network revenues, WLAN products represented approximately 19% for 2007 compared to approximately 15% for 2006.

Military

Revenues from our military-related products increased approximately 7% in 2007 as compared to 2006. This increase was primarily due to increases in revenues from our satellite products, which increased over 350% in 2007 as compared to 2006. As a percentage of our total revenues, military-related products decreased to 11% in 2007, from 12% in 2006. However, we believe our DARPA and Office of Naval Research and future government contracts will help drive our investment in research and development for fundamental technology leadership.

Domestic and International Revenues

Revenues from domestic customers were $104.5 million in 2007 compared to $109.6 million in 2006. Revenues from international customers were $371.3 million in 2007 compared to $292.2 million in 2006. Our revenues from international customers continued to grow due to the increasing demand for wireless phones and infrastructure products from Asia, India and other developing countries where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. Revenues from sales to end user customers in China and Korea represented greater than 10% or more of total revenues in 2007, and totaled approximately $144.5 million and $73.7 million, respectively. In 2006, sales to end user customers in China and Korea represented 10% or more of revenues and totaled approximately $90.7 million and $65.9 million, respectively.

Gross Profit

Gross profit is defined as revenue less cost of goods sold. Cost of goods sold includes direct material, labor, stock-based compensation, and overhead expenses and certain production costs related to non-recurring engineering revenues. In general, we derive a higher gross profit margin on lower volume products for the networks and military markets, such as point-to-point radios and satellite systems, whereas our handsets products are typically higher volume, more price sensitive and generally have lower margins. In 2007, our gross profit margin as a percentage of revenues was 31.8% as compared to 30.8% in 2006. The increase in gross margin in 2007 was primarily the result of improved capacity utilization and shorter lead times, which produced a higher absorption of fixed overhead costs.

Research, development and engineering expenses

Research, development and engineering expenses include the costs incurred in the design of new products, as well as ongoing product research and development expenses. Our research, development and engineering expenses in 2007 increased $15.1 million or 30%, to $65.4 million, as compared to $50.3 million in 2006. The increase was due to increases in material and supplies, outside services and compensation expense. As a percentage of revenues our research, development and engineering expenses in 2007 were 13.8%, compared to 12.5% in 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses include commissions, labor expenses for sales, marketing and administrative personnel, and other corporate administrative expenses. Selling, general and administrative expenses increased $6.8 million or 12.3% in 2007 to $62.0 million, as compared to $55.2 million in 2006. Our selling, general and administrative expenses increased primarily due to increased sales commissions as a result of our increased revenues, as well as increased marketing expenses, labor costs, and depreciation. As a percentage of revenues our selling, general and administrative expenses in 2007 decreased to 13.0% of revenues from 13.7% in 2006.

In-process research and development

In-process research and development costs of $7.6 million resulted from the acquisition of Peak Devices, which was completed on August 31, 2007. No similar charges were incurred in 2006.

Gain on disposal of equipment

Gains and losses are recorded based upon the disposal price, less the book value of the equipment. We recorded a loss of $0.1 million and a gain of $0.5 million on the disposal of equipment in 2007 and 2006, respectively from the sale of equipment at our Oregon facility.

Acquisition related charges

In 2006, we recorded $0.1 million of charges related to the anticipated TFR earn-out payment and retention bonuses, payable in 2006. No charges were incurred in 2007.

Interest income (expense), net

Interest income (expense), net increased $2.5 million in 2007 to $8.3 million, compared to interest income (expense), net of $5.7 million in 2006. The increase is primarily attributable to the pay off of our convertible subordinated notes in the first quarter of 2007, which have historically accounted for the majority of our interest expense. While we utilized a large portion of our cash reserves to retire $218.8 million of subordinated notes, we expect a reduced periodic interest expense which will positively impact our net interest income going forward.

Recovery of impairment—Investment in other companies

In 2006, a previously impaired investment was purchased by another company and our holding in the investment was liquidated. As a result, we recorded a recovery on the impairment of the investment of $0.1 million. No impairment or recovery charge was recorded in 2007.

Income tax expense

In 2007, we recorded income tax expense of $1.5 million as compared to income tax expense of $2.8 million in 2006. The 2007 and 2006 tax expense was primarily due to income taxes, penalties and interest from our U.S. and Costa Rica operations.

Years ended December 31, 2006 and 2005

Revenues from Continuing Operations

Our revenues from continuing operations increased $107.0 million or 36% to $401.8 million in 2006, compared to $294.8 million in 2005. This increase was primarily due to significantly higher revenues in the handset market, as our transmit module products gained traction with the handset manufacturers as their need for more advanced, integrated products expanded. Significant revenue growth was also seen in our networks market, primarily from our LNAs and other products.

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

Our revenues by end market for 2006 and 2005 are detailed below:

	Year ended December 31,
	2006	2005
Revenues:
Handsets	51%	43%
Networks	37%	42%
Military	12%	15%

	100%	100%

Handsets

Our revenues from products for the wireless handset market increased approximately 64% in 2006, compared to 2005. The growth was from increases in revenues from our products from all wireless air interface standards, which we believe was reflected in an increase in our market share. Our GSM/GPRS products had the largest-dollar increase in 2006 as compared to 2005, increasing 83%, while our WCDMA products had the largest percentage increase in 2006 as compared to 2005, increasing from less than $0.5 million in 2005 to over $15.0 million in 2006. Our CDMA products, which have historically been our largest revenue generator, also had strong gains during 2006, as revenues increased over 25%, as did our WCDMA/EDGE products which increased over 550% in 2006 as compared to 2005. As a percentage of our handset revenue in 2006, our CDMA revenues continued to be our largest contributor accounting for 48% of our revenues, as compared to 63% in 2005. GSM/GPRS revenues accounted for 40% of our revenues in 2006, up from 36% in 2005. Our WCDMA/EDGE revenues increased to 12% of our handset revenue in 2006, up from 1% in 2005.

The largest revenue drivers across all our standards for the handset market were our transmit and power amplifier modules, which experienced revenue increases of approximately 730% and 200%, respectively, in 2006 as compared to 2005. Revenues for these products increased as manufacturers purchased more integrated modules. Overall, transmit and power amplifier modules-accounted for nearly 50% of our handset revenues in 2006.

The total number of units of our wireless handset products we shipped increased 52% in 2006 as compared to 2005. Although the products in our handset segment have lower average selling prices than products in other segments, we increased our average selling price by approximately 8% in 2006 as compared to 2005. In 2006, the increases in volume and average selling prices resulted in higher gross margins.

Networks

Revenues from our networks products increased 44% in 2006 as compared to 2005. The growth in this market was primarily due to strength from our dual low noise amplifier WLAN products, combined with our optical devices, cordless phone, GPS, broadband wireless application and other standard products. In addition, the increase was also driven by an increase in revenues from our LNA products partially offset by a decrease in revenues from our base station IF filters. Revenues from point-to-point radio products remained strong and accounted for approximately 40% of our revenues in 2006, down slightly from 43% in 2005. Our revenues from GSM/GPRS/EDGE base station products remained stable in 2006 as compared to 2005, and accounted for approximately 34% of our base station revenues in both periods. However, our CDMA and wideband CDMA base station product revenues declined approximately 30% in 2006 as compared to 2005 and accounted for less than 10% of the base station revenues in 2006. The decline for CDMA products was first evident in 2005 from build-out softness as EVDO build-outs in Korea, Japan and the U.S. were largely completed. The decline was further affected by the delay of 3G licensing in China which postponed both CDMA and WCDMA build-outs in that region.

Military

Revenues from our military-related products increased approximately 11% in 2006 as compared to 2005. This increase was primarily due to increases in revenues from our radar related products, such as our power amplifiers and other products, which increased 47% in 2006 as compared to 2005. In late 2006, we began to experience increased quoting activity and stronger demand for our passive products than we had seen in prior quarters. As a percentage of our total revenues, military-related products decreased to 12% in 2006, down from 15% in 2005. However, the absolute dollar value of our total revenues increased in this segment.

Domestic and International Revenues

Revenues from domestic customers were $109.6 million in 2006, compared to $95.6 million in 2005. Revenues from international customers were $292.2 million in 2006 compared to $199.2 million in 2005. Our revenues from international customers continued to grow due to the increasing demand for wireless phones and infrastructure products from Asia, India and other developing countries where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. Revenues from sales to end-user customers in China and Korea represented 10% or more of total revenues in 2006 and were approximately $90.7 million and $65.9 million, respectively. In 2005, sales to end-user customers in China represented 10% or more of revenues and were approximately $67.4 million.

Gross Profit

In 2006, our gross profit margin as a percentage of revenues was 30.8% as compared to 28.6% in 2005. The increase in gross margin in 2006 was primarily the result of improved capacity utilization and shorter lead times, which produced a higher absorption of fixed overhead costs but was offset in part by the implementation of SFAS No. 123(R) which requires us to expense equity compensation. The gross margin in 2006 was negatively impacted by planned changes in our product flow to enable future demand, qualification of alternative suppliers, the production of new products and other factors. These factors negatively affected our manufacturing yields in 2006, resulting in reduced margins.

Research, development and engineering expenses

Our research, development and engineering expenses in 2006 increased $3.6 million or 8% to $50.3 million, as compared to $46.7 million in 2005. The 2006 expenses included stock-based compensation costs of $1.7 million resulting from the adoption of SFAS No. 123(R). Our research, development and engineering increased in 2006 as compared to 2005, primarily due to the implementation of SFAS 123(R)

and increases in research and development material and supplies, outside services and compensation expense.

Selling, general and administrative expenses

Selling, general and administrative expenses include commissions, labor expenses for sales, marketing and administrative personnel, and other corporate administrative expenses. Selling, general and administrative expenses increased $8.6 million or 19% in 2006 to $55.2 million, as compared to $46.6 million in 2005. Our expense in 2006 included $4.5 million of stock-based compensation costs resulting from the adoption of SFAS No. 123(R). Our selling, general and administrative expenses also increased-due to increased sales commissions as a result of our increased revenues, as well as increased marketing expenses, labor costs, depreciation, travel expenses, legal fees and insurance costs. However, as a percentage of revenues our selling, general and administrative expenses in 2006 decreased to 13.7% of revenues from 15.8% in 2005.

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

Interest income (expense), net

Interest income (expense), net increased $4.1 million in 2006 to interest income (expense), net of $5.7 million, compared to $1.6 million in 2005. This change was attributable to higher interest rates earned on our short and long-term investments. For example, in 2006 the average commercial paper interest rate was 5.1% compared to 3.4% in 2005. We repurchased $5.0 million of our subordinated debt in the second quarter of 2005 which reduced our interest expense in 2005 and 2006.

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

Income tax expense (benefit)

In 2006, we recorded an income tax expense from continuing operations of $2.8 million as compared to an income tax benefit from continuing operations of $3.6 million in 2005. The 2006 tax expense was primarily due to income taxes related to our Costa Rica operations. The tax benefit in 2005 was primarily due to the result of the reduction in the prior year valuation allowance caused by income generated from discontinued operations that was allocated to continuing operations under SFAS No. 109. This tax benefit was partially reduced by tax expenses from our foreign operations in Germany, Costa Rica, Sweden and Japan.

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

Liquidity and Capital Resources

As of December 31, 2007, our cash, cash equivalents and investments in marketable securities decreased $169.7 million or 46% to $203.5 million, from $373.2 million at December 31, 2006. The net decrease in cash, cash equivalents, and investments in marketable securities was primarily due to the $218.8 million repayment of our convertible subordinated notes in February 2007 and the $14.7 million used to acquire Peak.

The $79.2 million of cash provided by operations in 2007 represented a $57.0 million increase from the $22.2 million of cash provided by operations in 2006. The increase in 2007 from 2006 was due primarily to a $19.1 million reduction in inventory in 2007 versus a $35.5 million increase in inventory in 2006. A factor that negatively affected our operating cash flow in 2007 was an increase in our accounts receivable of $8.0 million as compared to December 31, 2006.

At December 31, 2007, our net accounts receivable increased $8.5 million or 13% to $73.2 million, from $64.7 million at December 31, 2006, including $0.5 million received in our acquisition of Peak. Our days sales outstanding as of December 31, 2007 and 2006 remained constant at 52 days.

At December 31, 2007, our net inventory balance decreased $17.7 million or 21% to $67.2 million, from $84.9 million at December 31, 2006, including $1.5 million received in our acquisition of Peak. This decrease was primarily due to better inventory management as we focused on reducing inventory levels to reduce risk. At December 31, 2007, our inventory turnover ratio increased to 4.8 times, as compared to 3.8 times at December 31, 2006.

At December 31, 2007, our net property, plant and equipment balance increased by $4.3 million or 2% to $204.6 million, from $200.3 million at December 31, 2006, including $0.2 million received in our acquisition of Peak. This increase was due to capital expenditures of $32.5 million primarily to increase the capacity at our Oregon facility and equipment to support new product and technologies at our Texas and Oregon facilities. These expenditures were partially offset by depreciation expense of $28.9 million.

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

Sources of Liquidity

Our current cash, cash equivalent and short-term investment balances, together with cash anticipated to be generated from continuing operations are currently our principal sources of liquidity and we believe these will satisfy our projected working capital and capital expenditures, for the next 12 months. The principal risks to these sources of liquidity are capital expenditures or investment needs in excess of our expectations, in which case we may be required to finance any additional requirements through additional equity offerings, debt financings or credit facilities. A small portion of our cash equivalents at year end were invested in funds that had exposure to sub-prime assets, however, were settled for no loss subsequent to year end. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

We currently anticipate that we will make capital expenditures of approximately $67.5 million in 2008.

Other Significant Cash Obligations

The following table summarizes our scheduled contractual commitments that will affect our future liquidity as of December 31, 2007:

	Total	Payments Due By Period
(in millions)		Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Leases(1)	$2.3	$1.3	$0.8	$0.2	$0.0
Deferred Compensation(2)	1.4	—	—	—	1.4
Other Obligations(3)	2.6	—	—	—	2.6

Total	$6.3	$1.3	$0.8	$0.2	$4.0

(1)

The amounts presented represent leases of certain equipment, office and manufacturing space under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.

(2)

The amount presented represents the liability for our Non-Qualified Deferred Compensation Plan (the “Plan”) established in October 2004. The Plan provides employees who are eligible to participate and the members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The deferred earnings are invested at the discretion of each participating employee or director and the deferred compensation we are also obligated to deliver is adjusted for increases or decreases in the deferred amount due to such investment. We include the asset deferred by the participants ($1.4 million) in the “Other noncurrent assets, net” line item of our consolidated balance sheet and our obligation to deliver the deferred compensation in the “Other long-term liabilities” line item on our consolidated balance sheet.

(3)

The balance represents the pension liability of our German subsidiary, net of the unrealized gain loss on our liability ($2.6 million). The pension liability becomes payable when the covered employees reach the age of 60 or 65. The liability was acquired through our purchase of the GaAs business of Infineon in 2002. We elected to secure the liability through a reinsurance program supported by us. We have included the reinsurance receivables ($2.9 million) in the “Other noncurrent assets, net” line item on our consolidated balance sheet and our obligation to deliver the pension obligation in the “Other long-term liabilities” line item on our consolidated balance sheet.

As of December 31, 2007, we had approximately $10.2 million in net unrecognized tax liabilities, which are included as “Long term income tax liability” in our Consolidated Balance Sheet. While we have considered the impact of this obligation, we generally do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. Further, we are not able to reasonably estimate the timing of any cash payments required to settle these liabilities, and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. We will adopt SFAS No. 157 effective January 1, 2008 and 2009 as applicable. We are currently assessing the effects that SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159 entities will have the option to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option at a specified election date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 effective January 1, 2008. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and we will adopt SFAS No. 141(R) effective as of January 1, 2009. We do not believe that the adoption of SFAS No. 141(R) will have material impact on our consolidated results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Cash Equivalents

Our investments in cash equivalents are classified as available-for-sale securities and are comprised of highly rated, short term investments, such as money market funds, in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. In addition, at December 31, 2007, we did not have any investments in auction-rate securities. Further, we do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.

The following table shows the fair values of our investments as of December 31, 2007:

(in millions)	Cost	Fair Value
Cash and cash equivalents (including unrealized losses of less than $0.01)	$203.5	$203.5

Foreign Currency Risk

We are exposed to currency exchange rate fluctuations, as we sell our products internationally and have operations in Costa Rica and Germany. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments and to hedge material cash flows that are not denominated in U.S. dollars, in accordance with a foreign exchange risk management policy approved by our Board of Directors. We primarily use currency forward contracts for this purpose. This hedging activity will reduce, but may not always entirely eliminate, the impact of currency exchange movements. As of December 31, 2007 and 2006, the notional amounts of forward currency exchange contracts outstanding were approximately $3.2 million and $4.1 million, respectively, both of which were designated as cash flow hedges. We had no contracts designated as fair value hedges at December 31, 2007 or 2006.

Item 8.	Financial Statements and Supplementary Financial Data

Our consolidated financial statements at December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007, together with the reports of our independent registered public accounting firm, are included in this Annual Report on Form 10-K on pages F-1 through F-39.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management has determined that there were no significant changes to our internal control over financial reporting during the year or quarter ended December 31, 2007 that materially effected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting for us pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and as implemented in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Internal control over financial reporting includes those policies and procedures that:

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

We have adopted the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework to evaluate the effectiveness of our internal control over financial reporting. Management’s evaluation of the results of testing included consideration of susceptibility to loss or fraud, subjectivity, complexity, the extent of judgment, the amount and volume of the transactions exposed to the deficiency, the existence of mitigating controls, the cause of detected exceptions, how the exception was detected, the pervasiveness of the exception, the significance of the deviation from policy, and the frequency of exceptions relative to the frequency of operation.

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

As of December 31, 2007, management assessed the effectiveness of our internal control over financial reporting, and concluded that such control over financial reporting was effective. There were no material weaknesses in our internal control over financial reporting that have been identified by management. Our independent registered public accounting firm, KPMG LLP has issued an audit report on internal control over financial reporting. Their report on the effectiveness of internal controls over financial reporting is included with the audited financial statements.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The biographical information concerning our executive officers, including their ages as of March 1, 2008, is set forth below:

Name	Age	Current Position(s) with Company	Position Held Since
Ralph G. Quinsey	52	President, Chief Executive Officer and Director	2002
Steven J. Buhaly	51	Chief Financial Officer	2007
Brian P. Balut	42	Vice President, Networks	2006
Deborah Burke	53	Vice President, Human Resources	2007
Thomas V. Cordner	63	Vice President, Military and Texas Operations	2006
Todd A. DeBonis	43	Vice President, Worldwide Sales and Customer Service	2006
Timothy A. Dunn	46	Vice President, Handsets	2006
Bruce R. Fournier	51	Vice President, Business Development	2006
J. David Pye	57	Vice President, Oregon Operations	2006
Glen A. Riley	45	Vice President, Commercial Foundry and Supply Chain Management	2006
J. Michael Sanna	55	Vice President, Networks	2006
Azhar Waseem	54	Vice President, Florida Operations	2006

Ralph G. Quinsey joined TriQuint in July 2002 as President, Chief Executive Officer and Director. From September 1999 to January 2002, Mr. Quinsey was with ON Semiconductor, a manufacturer of semiconductors for a wide array of applications, as Vice President and General Manager of the Analog Division. From 1979 to September 1999, Mr. Quinsey was with Motorola, a manufacturer of semiconductors and communications equipment holding various positions including Vice President and General Manager of the RF/IF Circuits Division, which developed both silicon and GaAs technologies for wireless phone applications. Mr. Quinsey received a B.S. degree in Electrical Engineering from Marquette University.

Steven J.Buhaly joined TriQuint in September 2007 as Chief Financial Officer. Mr. Buhaly has more than 20 years experience in finance and operations. Prior to joining TriQuint Mr. Buhaly was Chief Financial Officer at Longview Fibre Company from 2005 to 2007. He joined Planar Systems in 1999 as Medical Business Vice President. From 2000 to 2005 while also at Planar Systems, he served first as Chief Financial Officer then Chief Operating Officer. Prior to 1999 he held positions of increasing responsibility in finance and operations at Tektronix. Mr. Buhaly received B.S. and M.B.A. degrees from the University of Washington.

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

Deborah Burke joined TriQuint Semiconductor in May of 2007 as Vice President of Human Resources. From 2003 to 2007, Ms. Burke was Vice President of Human Resources for Merix Corporation.

Before her Merix Corporation tenure, from 2001 to 2002 she was Human Resources Vice President for Unicru of Beaverton, Oregon and prior to that time, worked at Intel Corporation from 1991-2001 in managerial and director positions. Ms. Burke holds a B.A. in economics from Smith College and received her M.B.A degree from the University of Vermont.

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

Timothy A. Dunn joined TriQuint in July 2006 as Vice President, Handsets. Prior to joining TriQuint, Mr. Dunn was Vice President and General Manager of Intel’s Platform Components Group. Mr. Dunn worked at Intel from 1988 to 1991, and again from 1994 to 2006, holding various executive and managerial positions. In addition to his Intel tenure, he has held marketing and product management positions with Hewlett-Packard and Cirrus Logic. Mr. Dunn holds an M.B.A. from the Amos Tuck School of Business at Dartmouth College and a B.S. degree in Electrical Engineering from Oregon State University.

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

Additional information required by this item will be included in our definitive Proxy Statement under the captions Report of the Audit Committee, Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance and Other Matters, to be filed with the Commission within 120 days after the conclusion of the fiscal year ended December 31, 2007 (April 30, 2008) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

Item 11.	Executive Compensation

We maintain employee compensation programs and benefit plans in which our executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in our definitive Proxy Statement under the caption Executive Compensation Discussion and Analysis, Executive Compensation Detail, Compensation Committee Interlocks and Insider Participation and the Compensation Committee Report, to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2007 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2007 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the caption Certain Relationships and Related Transactions, and Director Independence contained in our definitive Proxy Statement to be filed with the

Commission within 120 days after the conclusion of the year ended December 31, 2007 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this item is included under the caption Ratification of Independent Auditors contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our fiscal year ended December 31, 2007 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)    Documents filed as part of this report:

1.    Consolidated Financial Statements.    The following consolidated financial statements of TriQuint Semiconductor, Inc. and its subsidiaries, together with the report thereon of KPMG LLP, required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K on pages F-1 through F-39:

Report of Independent Registered Public Accounting Firm;

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005;

Consolidated Balance Sheets at December 31, 2007 and 2006;

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005;

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005; and

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

3.    Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form 8-B (File No. 000-22660) as declared effective by the SEC on February 18, 1997.
3.1.1	Certificate of Amendment to Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2000 filed with the SEC on November 13, 2000.
3.1.2	Certificate of Correction to Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-62062) declared effective by the SEC on June 13, 2001.
3.1.3	Certificate of Designation of Series A Participating Preferred Stock, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-62062) declared effective by the SEC on June 13, 2001.
3.1.4	Certificate of Amendment to Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-62062) declared effective by the SEC on June 13, 2001.
3.2	Amended and Restated Bylaws of Registrant. ±

Exhibit No.	Description
4.1	Preferred Shares Rights Agreement, dated as of June 30, 1998 between Registrant and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-A (File No. 000-22660) as declared effective by the SEC on July 24, 1998.
10.18	1996 Stock Incentive Program and forms of agreement thereunder, incorporated herein by this reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-81273) as declared effective by the SEC on June 22, 1999, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-39730), as declared effective by the SEC on June 20, 2000, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-61582), as declared effective by the SEC on May 24, 2001, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-105701), as declared effective by the SEC on May 30, 2003 and incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2003 filed with the SEC on November 4, 2003, as amended and restated effective February 2005 by the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on May 17, 2005 and incorporated herein by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A for the 2005 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 6, 2005, as amended on March 4, 2008.±
10.19	Form of Indemnification Agreement executed by Registrant and its officers and directors pursuant to Delaware reincorporation, incorporated herein by this reference to the corresponding exhibit to the Registrant’s Registration Statement on Form 8-B (File No. 000-22660) as declared effective by the SEC on February 18, 1997.
10.22	1998 Nonstatutory Stock Option Plan and forms of agreement thereunder, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-102085) as declared effective by the SEC on December 20, 2002 and incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2003 filed with the SEC on November 4, 2003.
10.23	1998 Employee Stock Purchase Plan and forms of agreement thereunder, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-66707) as declared effective by the SEC on November 3, 1998, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-39732), as declared effective by the SEC on June 20, 2000, and by the Registrant’s Registration Statement on Form S-8 (File No. 333-61582), as declared effective by the SEC on May 24, 2001.
10.33	Sawtek Inc. Employee Stock Ownership and 401(k) Plan, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 30, 2002 filed with the SEC on August 13, 2002.
10.34	Sawtek Inc. 2000 Implementation Agreement, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.
10.35	Sawtek Inc. 2000 Modified ESOP Loan Agreement, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.
10.36	Sawtek Inc. 2000 Renewed ESOP Note, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.

Exhibit No.	Description
10.37	Sawtek Inc. Second Stock Option Plan, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.
10.38	Sawtek Inc. Stock Option Plan for Acquired Companies, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.
10.40*	Amended Sale and Transfer Agreement between Infineon Technologies AG, Infineon Technologies North America Corp., Registrant and TriQuint GmbH dated as of April 29, 2002, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on July 15, 2002.
10.41	Letter Agreement dated June 28, 2002 between Registrant and Ralph G. Quinsey, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 30, 2002 filed with the SEC on August 13, 2002.
10.42	Asset Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of October 21, 2002, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.
10.42.1	Amendment No. 1 to Asset Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.
10.42.2	Assignment and Bill of Sale and Assumption Agreement by and between Agere Systems Inc. and TriQuint Optoelectronics, Inc. dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003
10.42.3	Assignment and Bill of Sale and Assumption Agreement by and between Agere Systems Inc. and TriQuint Technology Holding Co. dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.
10.43.4	Intellectual Property Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.
10.43.5	Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.
10.43.7	Equity Purchase Agreement by and among Agere Systems Inc., Agere Systems International, LLC, Registrant, TriQuint International Holding Co., TriQuint International Holding LLC and Agere Systems de Mexico, S. DE R.L. DE C.V. dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.
10.45	Letter Agreement dated April 9, 2004 between Registrant and Todd A. DeBonis, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended March 31, 2004 filed with the SEC on May 10, 2004.

Exhibit No.	Description
10.46	TriQuint Semiconductor, Inc. Nonqualified Deferred Compensation Plan, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on November 2, 2004.
10.47	Agreement and Plan of Reorganization by and among Sawtek Inc., TFR Acquisition, Inc., and TFR Technologies, Inc., dated as of December 14, 2004, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2005 filed with the SEC on March 15, 2005.
10.47.1	Amendment No. 1 to Agreement and Plan of Reorganization by and among Sawtek Inc., TFR Acquisition, Inc., and TFR Technologies, Inc., dated as of January 6, 2005, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2005 filed with the SEC on March 15, 2005.
10.48*	Purchase and Sale Agreement by and between TriQuint Optoelectronics, Inc. and Anthem Partners, LLC, dated as of March 7, 2005, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2005 filed with the SEC on March 15, 2005.
10.49	Asset Purchase Agreement by and between Registrant and CyOptics, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended March 31, 2005 filed with the SEC on May 11, 2005.
10.51	TriQuint Semiconductor, Inc. Management Incentive Plan, dated as of March 2, 2006, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2006 filed with the SEC on March 16, 2006.
10.52	Letter Agreement dated June 9, 2006 between Registrant and Timothy A. Dunn, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on July 13, 2006.
10.53	TriQuint Semiconductor, Inc. 2007 Management Incentive Plan, dated as of November 15, 2006 incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2006 filed with the SEC on March 15, 2007.
10.54	2007 Employee Stock Purchase Plan and forms of agreement thereunder incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2006 filed with the SEC on March 15, 2007.
10.55	Letter Agreement dated September 12, 2007 between Registrant and Steven J Buhaly, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) for filed with the SEC on September 17, 2007.
10.56	TriQuint Semiconductor, Inc. Change in Control Policy, dated November 8, 2007 as amended on March 4, 2008, incorporated herein by reference to the corresponding exhibit to the Registrant Current Report on Form 8K (File No. 000-22660) filed with the SEC on March 10, 2008.
10.57	Agreement and Plan of Merger between TriQuint Semiconductor Inc, ML Acquisition, Inc and WJ Communications, Inc. dated as of March 9, 2008. ±
21.1	Subsidiaries of the Registrant±
23.1	Report and Consent of Independent Registered Public Accounting Firm±
24.1	Power of Attorney±
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended±

Exhibit No.	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended±
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002±

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

±	Included in this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.

Dated: March 11, 2008	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: March 11, 2008	By:	/s/ STEVEN J. BUHALY
Steven J. Buhaly Vice President of Finance and Administration, Secretary and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ralph Quinsey and Steven Buhaly, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RALPH G. QUINSEY Ralph G. Quinsey	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2008

/s/ STEVEN J.BUHALY Steven J. Buhaly	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2008

/s/ STEVEN J. SHARP Steven J. Sharp	Chairman of the Board	March 11, 2008

/s/ PAUL A. GARY Paul A. Gary	Director	March 11, 2008

/s/ CHARLES SCOTT GIBSON Charles Scott Gibson	Director	March 11, 2008

/s/ NICOLAS KAUSER Nicolas Kauser	Director	March 11, 2008

/s/ WALDEN C. RHINES Walden C. Rhines	Director	March 11, 2008

/s/ WILLIS C. YOUNG Willis C. Young	Director	March 11, 2008

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

Date: March 11, 2008

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Steven J. Buhaly certify that:

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

/S/ STEVEN J. BUHALY
Steven J. Buhaly Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 11, 2008

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

The undersigned have executed this Certification effective as of March 11, 2008.

/S/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer (Principal Executive Officer)

/S/ STEVEN J. BUHALY
Steven J. Buhaly Chief Financial Officer (Principal Financial and Accounting Officer)

TRIQUINT SEMICONDUCTOR, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TriQuint Semiconductor, Inc.:

We have audited the accompanying consolidated balance sheets of TriQuint Semiconductor, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriQuint Semiconductor, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, TriQuint Semiconductor, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes and adopted Emerging Issues Task Force Issue (EITF) No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payments.

/s/ KPMG LLP

Portland, OR

March 11, 2008

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2007	2006	2005
Revenues	$475,776	$401,793	$294,787
Cost of goods sold	324,476	277,860	210,446

Gross profit	151,300	123,933	84,341
Operating expenses:
Research, development and engineering	65,361	50,283	46,706
Selling, general and administrative	61,993	55,223	46,565
In process research and development	7,600	—	—
Reduction in workforce	—	—	341
Impairment of long-lived assets and goodwill	—	—	31
Loss (gain) on disposal of equipment	127	(527)	(505)
Acquisition related charges	—	63	1,654

Total operating expenses	135,081	105,042	94,792

Income (loss) from operations	16,219	18,891	(10,451)

Other income (expense):
Interest income	9,928	15,627	11,441
Interest expense	(1,646)	(9,891)	(9,846)
Foreign currency gain (loss)	343	(90)	4
Impairment charge—investments in other companies	—	—	(155)
Gain on recovery of previously impaired investment	—	142	954
Gain on retirement of debt	—	—	114
Other, net	80	(132)	163

Total other income, net	8,705	5,656	2,675

Income (loss) from continuing operations, before income tax	24,924	24,547	(7,776)

Income tax expense (benefit)	1,530	2,796	(3,573)

Income (loss) from continuing operations	23,394	21,751	(4,203)
Discontinued operations:
Income from discontinued operations, net of tax	—	—	8,183

Net income	$23,394	$21,751	$3,980

Basic per share net income (loss):
Income (loss) from continuing operations	$0.17	$0.16	$(0.03)
Income from discontinued operations	—	—	0.06

	$0.17	$0.16	$0.03

Diluted per share net income (loss):
Income (loss) from continuing operations	$0.16	$0.15	$(0.03)
Income from discontinued operations	—	—	0.06

	$0.16	$0.15	$0.03

Common equivalent shares:
Basic	140,189	139,236	139,566
Diluted	142,490	141,189	139,566

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$203,501	$133,918
Investments in marketable securities	—	239,314
Accounts receivable, net	73,185	64,688
Inventories	67,231	84,879
Prepaid expenses	4,778	6,071
Other current assets	10,890	8,907

Total current assets	359,585	537,777
Property, plant and equipment, net	204,553	200,346
Goodwill and intangible assets, net	10,309	4,363
Other noncurrent assets, net	12,014	11,929

Total assets	$586,461	$754,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,423	$30,112
Accrued payroll	17,179	12,007
Income tax liability	—	9,202
Other accrued liabilities	9,875	12,151
Convertible subordinated notes	—	218,755

Total current liabilities	56,477	282,227

Long-term liabilities:
Long-term income tax liability	10,193	—
Other long-term liabilities	4,943	4,741

Total liabilities	71,613	286,968

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $.001 par value, 600,000,000 shares authorized, 142,903,784 shares and 138,498,762 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	143	138
Additional paid-in capital	496,083	471,588
Accumulated other comprehensive income (loss)	671	(290)
Retained earnings (accumulated deficit)	17,951	(3,989)

Total stockholders’ equity	514,848	467,447

Total liabilities and stockholders’ equity	$586,461	$754,415

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2004	138,774	139	472,675	(1,707)	(29,720)	441,387
Issuance of common stock under plans	2,306	2	6,669	—	—	6,671
Accumulated other comprehensive income	—	—	—	(1,428)	—	(1,428)
Net income	—	—	—	—	3,980	3,980

Balance, December 31, 2005	141,080	$141	$479,344	$(3,135)	$(25,740)	$450,610
Issuance of common stock under plans	2,690	2	8,124	—	—	8,126
Stock based compensation expense	—	—	9,115	—	—	9,115
Share repurchase	(5,271)	(5)	(24,995)			(25,000)
Accumulated other comprehensive income	—	—	—	2,845	—	2,845
Net income	—	—	—	—	21,751	21,751

Balance, December 31, 2006	138,499	$138	$471,588	$(290)	$(3,989)	$467,447
Cumulative effect of adjustment to initially apply EITF 06-02	—	—	—	—	(1,454)	(1,454)
Issuance of common stock under plans	4,405	5	16,007	—	—	16,012
Stock based compensation expense	—	—	8,488	—	—	8,488
Accumulated other comprehensive income	—	—	—	961	—	961
Net income	—	—	—	—	23,394	23,394

Balance, December 31, 2007	142,904	$143	$496,083	$671	$17,951	$514,848

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$23,394	$21,751	$3,980

Net income from discontinued operations, net of tax	—	—	(8,183)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,669	31,465	34,860
Stock-based compensation charges	8,488	9,115	—
Tax benefit allocated to continuing operations	—	—	(4,816)
In-process research and development	7,600	—	—
Other	127	(669)	(1,387)
Changes in assets and liabilities, net of assets acquired:
Accounts receivable, net	(8,024)	(13,402)	(15,065)
Inventories	19,142	(35,495)	654
Other assets	(340)	(1,855)	(6,273)
Accounts payable and accrued expenses	(836)	11,288	13,902

Net cash provided by continuing operations	79,220	22,198	17,672
Net cash used in discontinued operations	—	—	(3,262)

Net cash provided by operating activities	79,220	22,198	14,410

Cash flows from investing activities:
Purchase of available-for-sale investments	(104,877)	(337,107)	(501,883)
Maturity / sale of available-for-sale investments	344,584	403,438	496,165
Business acquisitions, net of cash acquired	(14,747)	(2,316)	(2,716)
Proceeds from sale of assets	641	590	2,224
Capital expenditures	(32,495)	(39,741)	(22,334)

Net cash provided by (used in) continuing operations	193,106	24,864	(28,544)
Proceeds from the sale of discontinued operations, net of fees	—	—	22,520
Net cash provided by discontinued operations	—	—	4,073

Net cash provided by (used in) investing activities	193,106	24,864	(1,951)

Cash flows from financing activities:
Principal payments under capital lease and installment note obligations	—	—	(275)
Repurchase/retirement of convertible subordinated notes	(218,755)	—	(4,844)
Repurchase of common stock	—	(25,000)	—
Issuance of common stock	16,012	8,126	6,671

Net cash (used in) provided by financing activities	(202,743)	(16,874)	1,552

Net increase in cash and cash equivalents	69,583	30,188	14,011
Cash and cash equivalents at beginning of period	133,918	103,730	89,719

Cash and cash equivalents at end of period	$203,501	$133,918	$103,730

Supplemental disclosures:
Cash paid for interest	$4,375	$8,750	$8,898
Cash paid for income taxes	$1,456	$1,855	$620
Cumulative effect of adjustment to initially apply EITF 06-02	$1,454	$—	$—
Preferred stock received in sale of discontinued operations	$—	$—	$4,500
Fair value of note receivable from sale of discontinued operations	$—	$—	$3,341
Payable due from business acquisition	$—	$—	$2,263

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands unless otherwise noted, except per share amounts)

Note 1.    The Company

TriQuint Semiconductor, Inc. (the “Company”) is a supplier of high performance modules and components for communications applications. The Company’s focus is on the specialized expertise, materials and know-how of radio frequency (“RF”) and other high and intermediate frequency applications. The Company’s primary markets include handsets, networks and military systems. The Company provides customers with standard and custom products as well as foundry services. The Company’s products are designed on various wafer substrates including compound semiconductor materials such as gallium arsenide (“GaAs”) and piezoelectric crystals such as lithium tantalate (“LiTaO3”) and use a variety of process technologies including heterojunction bipolar transistor (“HBT”), pseudomorphic high electron mobility transistor (“pHEMT”), surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”). The Company’s customers include major communication companies worldwide.

Note 2.    Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements for the periods presented include the accounts of the Company and its wholly owned subsidiaries, including; TFR Technologies, Inc., TriQuint, Inc., TriQuint S.R.L., TriQuint Semiconductor Texas LP, TriQuint Sales and Design, Inc. TriQuint Colorado, Inc., TriQuint Semiconductor GmbH, TriQuint Asia, TriQuint International Holding Co, TriQuint Technology Holding Co, TriQuint Texas General Holding Company, TriQuint Texas Limited Holding Company, Triquint (Shanghai) Trading Co. Ltd., TriQuint Semiconductor Japan TYK and Sawtek Sweden AB. Investments in which the Company does not exercise significant influence are recorded at cost (generally less than a 20% interest). The Company has no investments in which it exercises significant influence but which it does not control (20% to 50% ownership interest). All intercompany transactions and balances have been eliminated.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include, but are not limited to, sales returns reserves, inventory reserves, income tax valuation allowance, investment impairments, impairments of goodwill and long-lived assets and commitments and contingencies. On a regular basis, the Company reviews its estimates to ensure the estimates appropriately reflect changes in its business or as new information becomes available. Management believes that these estimates are reasonable; however, actual results could materially differ from these estimates.

Revenue Recognition

Revenues are primarily derived from the sale of standard and customer-specific products and foundry services. The Company also receives revenue from non-recurring engineering fees and cost-plus contracts for research and development work, which collectively has been less than 5% of consolidated revenue for any period. The Company’s distribution channels include its direct sales staff, manufacturers’ representative firms, and distributors. Revenues from the Company’s distributors in 2007, 2006 and 2005 were approximately $44,937, $7,673 and $3,900, respectively, and are recognized when the product is sold to the distributor. The Company’s distribution agreements provide for selling prices that are fixed at the date of sale, although the Company offers price protections which are specific, of a fixed duration and reserved for by the Company. Further, the distributors are obligated to pay the amount and the price or payment obligation is not contingent on reselling the product; the distributors take title to the product and bear substantially all of the risks of ownership; the distributors have economic substance; the Company has no significant obligations for future performance to bring about resale; and the amount of future returns can be reasonably estimated. The Company allows its distributors to return products for warranty reasons; and stock rotation rights, within certain limitations, and reserve for such instances. Customers however can only return product for warranty reasons. If the Company is unable to repair or replace products returned under warranty, the Company will issue a credit for a warranty return.

The Company receives periodic reports from customers who utilize inventory hubs and recognizes revenues when the customers acknowledge they have pulled inventory from its hub, the point at which title to the product passes to the customer.

Revenues from foundry services and non-recurring engineering fees are recorded when the service is completed. Revenues from cost plus contracts are recognized as costs are incurred.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables and payables and forward currency contracts, all of which have carrying values that approximate their respective fair values.

Cash Equivalents

The Company considers all highly liquid debt and other instruments purchased with an original maturity of three months or less to be cash equivalents. These investments include money market funds. At December 31, 2007 and 2006, the Company’s cash equivalents were $168,159 and $110,636, respectively.

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

At December 31, 2006 the Company’s investments consisted of U.S. treasury securities and obligations of U.S. government agencies, municipal notes and bonds, corporate debt securities, auction rate preferred securities and other investments. All were classified as available-for-sale. At December 31, 2007 the Company held no balances in marketable securities or other investments.

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

Inventories

The Company states its inventories at the lower of cost or market. The Company uses a combination of standard cost and moving average cost methodologies to determine its cost basis for its inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to stating inventory at the lower of cost or market, the Company also evaluates it each period for excess quantities and obsolescence. This evaluation, based on historical experience and the Company’s judgment of economic conditions, includes identifying those parts specifically identified as obsolete and reserving for them, analyzing forecasted demand versus quantities on hand and reserving for the excess, and identifying and recording other specific reserves.

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

Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: three to seven years for machinery and equipment, furniture and fixtures and computer equipment and software; 15 years for land improvements; 20 years for building equipment; and 39 years for buildings. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the term of the related lease, and are generally three to seven years. Asset lives are reviewed periodically to determine if appropriate and adjustments are made as necessary. Depreciation begins at the time assets are placed in service. Maintenance and repairs are expensed as incurred. For 2007, 2006 and 2005, the Company incurred depreciation expense of $28,869, $30,070 and $32,613, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of the net assets of business acquired. Other intangible assets consist primarily of patents, developed technology and other intangibles with estimable useful lives, ranging from two to 10 years at the time of acquisition. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead reviewed at least annually for impairment. Intangible assets with estimable useful lives are amortized over their respective estimated lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

The Company performs its annual goodwill impairment tests in the fourth quarter of the year, or more frequently if circumstances indicate potential impairment. The amount of impairment, if any, is recognized to the extent that the carrying amount exceeds the asset’s fair value. Financing costs related to the issuance of debt are capitalized as other noncurrent assets, net and amortized to interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. See Note 8 for additional discussion of goodwill and other intangible assets.

Investments in Privately Held Companies

The Company accounts for these investments at cost unless their value has been determined to be other than temporarily impaired, in which case the investment is impaired to its current value. These investments are included in other non-current assets in the consolidated balance sheet. The Company reviews these investments periodically for impairment and makes appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. The Company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or poor operating results of the issuer could result in additional other-than-temporary losses in future periods. See Note 13 for further discussion of impairments that have been recorded by the Company.

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

	Year ended December 31,
	2007	2006	2005
Net income	$23,394	$21,751	$3,980
Other comprehensive income (loss):
Net unrealized gain (loss) on cash flow hedges	104	194	(372)
Net unrealized gain (loss) on available for sale investments	395	2,651	(1,056)
Net unrealized gain on pension obligations	462	—	—

Comprehensive income	$24,355	$24,596	$2,552

Net Income Per Share

Basic net income per share is calculated by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income or net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include options granted pursuant to the Company’s stock option plans and potential shares related to the Company’s Employee Stock Purchase Plan and convertible subordinated debt. A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations for 2007, 2006 and 2005 is presented in Note 7.

Income Taxes

The Company is subject to taxation from federal, state and international jurisdictions in which it operates and accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying value and the tax bases of assets and liabilities. A significant amount of management judgment is involved with the Company’s annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established in accordance with SFAS No. 109, Accounting for Income Taxes, to reduce deferred tax assets to the amount expected to “more likely than not” be realized in future tax returns. Tax law and rate changes are reflected in the period such changes are enacted. In January, 2008, the Company decided to make a $64,000 dividend distribution from the Costa Rica subsidiary. Of the $64,000 dividend, the majority was from previously taxed income and the remainder will be taxable in 2008, on which a deferred tax liability was established. No provision has been made for United States, individual state, or additional foreign income taxes related to approximately $96,520 of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

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

The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. The Company considers future taxable income, a stable earnings history and prudent and feasible tax planning strategies in determining the need for a valuation allowance. The Company evaluates the need for a valuation allowance on a regular basis and adjusts the balance as needed. These adjustments have an impact on the Company’s financial statements in the periods in which they are recorded. In 2002, the Company determined that a valuation allowance should be recorded against all of its deferred tax assets based on the criteria of SFAS No. 109 and as of December 31, 2007, this valuation allowance was still in place. See Note 10 for additional income tax information.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. The Company recognized no adjustment in the liability for unrecognized tax benefits upon the adoption of FIN 48. As of the date of adoption, the Company’s unrecognized tax benefits totaled $9,293, including interest and penalty of $2,764. As of December 31, 2007, the Company’s unrecognized tax benefits totaled $10,193, including interest and penalty of $3,619. The full amount of the unrecognized tax benefits, if recognized, would result in a favorable impact on the effective tax rate.

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

SFAS No. 123(R) supersedes the Company’s previous accounting practice for stock-based payments under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. APB No. 25 required compensation expense to be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price of the option. However, under SFAS No. 123(R) companies are required to recognize compensation expense regardless of the current market price of the stock on the grant date. In adopting SFAS No. 123(R), the Company has applied the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. As such, the Company’s Consolidated Financial Statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R). However, the Company has reported pro forma disclosure information, as required under SFAS No. 123, Accounting for Stock-Based Compensation, for periods prior to the adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. These option pricing models involve a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company’s common stock and interest rates. In adopting SFAS No. 123(R), the Company is using the Black-Scholes option pricing model, which the Company had previously used under SFAS No. 123. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Stock-based compensation expense recognized during the years ended December 31, 2007 and 2006 included compensation expense for stock-based payment awards granted during the current year, as well those awards granted prior to adoption of SFAS No. 123(R) but not yet vested as of December 31, 2005. The compensation expense for these grants was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. Compensation expense for all stock-based payment awards was recognized using the straight-line method. As stock-based compensation expense recognized during 2007 and 2006 was based on awards ultimately expected to vest, the gross expense has been reduced for estimated forfeitures. Under the Company’s pro forma information required by SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Recent Accounting Pronouncements

In the first quarter of 2007, the Company adopted Emerging Issues Task Force Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2). The consensus reached by the EITF, as set forth in EITF 06-2, determined that sabbatical and other similar benefits do accumulate and should be accrued for over the requisite service period. As such, the Company adopted EITF 06-2 through a cumulative-effect adjustment, which resulted in an additional liability along with a reduction to retained earnings, both in the amount of $1,454, on January 1, 2007.

During the first quarter of 2007, the Company also adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48). Refer to Note 10, titled “Income Taxes,” for further discussion.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The Company will adopt SFAS No. 157 effective January 1, 2008 and 2009, as applicable. The Company is currently assessing the effects that SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159 entities will have the option to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option at a specified election date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 159 on January 1, 2008. The Company is currently evaluating the impact, if any, the adoption of this statement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company on January 1, 2009. The Company does not believe that the adoption of SFAS No. 141R will have material impact on its consolidated results of operations and financial condition.

Note 3.    Business Combinations

TFR Technologies, Inc.

On January 5, 2005, the Company completed the acquisition of TFR Technologies, Inc. (“TFR”), a manufacturer and developer of thin film resonator filters for communication applications using bulk acoustic wave (“BAW”) technology. The Company paid $2,920 in cash on the closing date and paid an additional $2,263 during the first quarter of 2006. The Company is also obligated to pay royalties on revenues it recognizes from sales of TFR technology based products over the four year period subsequent to the closing date, up to a maximum of $3,000. As of December 31, 2007, the Company had recognized $146 of such royalties on the sales of TFR technology based products, which were recorded as additional goodwill. In addition, as a result of the acquisition, the Company had incurred total employee retention charges of $1,717, which were expensed over a period of 18 months subsequent to the closing date. During 2006 and 2005, the Company incurred $63 and $1,654, respectively, of such charges. In January 2006, the Company distributed $1,487 of the employee retention benefits and in July 2006, distributed the remaining $230.

The Company accounted for the TFR acquisition as a purchase in accordance with SFAS No. 141, Business Combinations. Details of the purchase price are as follows:

Cash paid at closing	$2,920
Cash due within one year	2,263
Royalties	146
Acquisition costs	166

Total	$5,495

The purchase price was allocated to TFR’s assets and liabilities based upon fair values as follows:

Cash	$370
Accounts receivables and other assets	678
Inventory	419
Property, plant and equipment	716
Intangible assets (Note 8)	936
Goodwill (Note 8)(1)	2,835
Payables and other liabilities	(459)

Total	$5,495

(1)	Includes $146 of royalties incurred subsequent to the closing of the transaction, through December 31, 2007.

The results of operations for the TFR business are included in the Company’s consolidated statements of operations for 2007, 2006 and 2005. Pro forma results of operations have not been presented for this acquisition because its effect was not material to the Company on either an individual or aggregate basis.

Peak Devices, Inc

On August 31, 2007, the Company completed the acquisition of Peak Devices, Inc. (“Peak”), a privately-held, fabless semiconductor company focused on the fabrication of RF discrete transistors, which is technology aligned with the Company’s current market focus. The Company paid $14,922 in cash on the closing date and paid an additional $183 of direct acquisition costs during 2007. Of the $14,922, $1,500 is held in escrow for standard representations and warranties for payment of claims and liabilities that may result from this acquisition. The escrow period expires on December 31, 2008. The Company is also obligated to pay earnout payments to the former shareholders of Peak based on 10% of the gross margin from sales of Peak technology based products less a quarterly threshold over a five year period from 2008 to 2012. These earnout amounts are not contingent on continued employment of the former shareholders. As of December 31, 2007, the Company has yet to recognize earnout charges related to the sales of Peak technology based products.

The Company accounted for the Peak acquisition as a purchase in accordance with SFAS No. 141. Details of the purchase price were as follows:

Cash paid at closing	$14,922
Acquisition costs	183

Total	$15,105

The purchase price was allocated to Peak’s assets and liabilities based upon fair values as follows:

Cash	$358
Accounts receivables and other assets	476
Inventory	1,494
Property, plant and equipment	174
In-process research and development	7,600
Intangible assets	5,000
Goodwill	1,533
Payables and other liabilities	(1,530)

Total	$15,105

The results of operations for the Peak business were included in the Company’s consolidated statements of operations for the period from September 1, 2007 to December 31, 2007. Pro forma results of operations have not been presented for this acquisition because its effect was not material to the Company.

The intangible assets acquired are being amortized over a weighted average period of six years. The Company recorded an additional $165 of goodwill subsequent to the purchase date for the recognition of an assumed tax liability.

In-process research and development (“IPR&D”) represented Peak projects that had not reached technological feasibility and had no alternative future use when acquired but had been developed to a point where there was value associated with them in relation to potential future revenues. Using the income approach to value the IPR&D, the Company determined that $7.6 million of the purchase price represented purchased in-process technology. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned value was expensed immediately into operating expenses upon the closing date of the acquisition.

The fair value underlying the $7.6 million assigned to acquire IPR&D from the Peak acquisition was determined by identifying research projects in areas for which technological feasibility had not been established and there were no alternative future uses. The acquired IPR&D consisted of wide band transistor products and was approximately 50% complete as of December 31, 2007. This technology is being integrated into products expected to be completed in 2008. There has been no material change in the estimated cost of these projects.

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

Operating results of the discontinued optoelectronic operations are as follows:

	Year ended December 31,
	2007	2006	2005(1)
Revenues	$—	$—	$10,000

Income from operations	—	—	1,356
Other income	—	—	23
Gain on disposal(2)	—	—	11,620
Income tax expense	—	—	4,816

Net income from discontinued operations	$—	$—	$8,183

(1)	As a result of the sale of the operations in April 2005, the results for 2005 represented only four months of operations.

(2)

The gain on disposal for 2005 represented the gain recorded on the sale of the Company’s optoelectronics operations in Breinigsville, Pennsylvania and its optoelectronics subsidiary in Matamoros, Mexico to CyOptics and the gain recorded on the sale of the Company’s Pennsylvania facility to Hamilton.

Note 5.    Selected Financial Statement Information

	December 31, 2007	December 31, 2006
Accounts receivable, net:
Trade accounts receivable	$73,215	$65,150
Allowance for doubtful accounts	(30)	(462)

	$73,185	$64,688

Inventories:
Raw materials	$15,561	$27,622
Work-in-process	30,218	39,465
Finished goods	21,452	17,792

	$67,231	$84,879

Property, plant and equipment, net:
Land	$19,691	$19,691
Buildings	89,233	89,177
Leasehold improvements	5,029	4,811
Machinery and equipment	280,830	264,285
Furniture and fixtures	5,098	5,066
Computer equipment and software	29,876	27,545
Assets in process	28,310	19,670

	458,067	430,245
Accumulated depreciation	(253,514)	(229,899)

	$204,553	$200,346

Accrued payroll:
Accrued payroll and taxes	$7,016	$5,237
Accrued vacation, sabbatical, and sick pay	9,000	6,078
Self-insurance liability	1,163	692

	$17,179	$12,007

Note 6.    Investments in Marketable Securities

At December 31, 2007 the Company held no investments in marketable securities and therefore had zero gross unrealized holding gains or losses. The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2006 consisted of the following:

At December 31, 2006	Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Available-for-sale:
U.S. treasury securities and obligations of U.S government agencies	$130,995	$3	$(382)	$130,616
Corporate debt securities and other	108,708	1	(11)	108,698

	$239,703	$4	$(393)	$239,314

Investments with an unrealized holding loss for greater than and less than 12 consecutive months at December 31, 2006 were as follows:

At December 31, 2006	Greater than 12 months		Less than 12 months		Total Fair Value	Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities and obligations of U.S. government agencies	$99,336	$(377)	$15,788	$(5)	$115,124	$(382)
Corporate debt securities and other	4,771	(7)	27,020	(4)	31,791	(11)

	$104,107	$(384)	$42,808	$(9)	$146,915	$(393)

Investments by contractual maturity are as follows:

	December 31, 2007		December 31, 2006
	Cost	Cost	Cost	Fair Value
Due or callable in one year or less	$—	$—	$239,703	$239,314
Due after one year through 42 months	$—	$—	$—	$—

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operational and financing cash flow factors. At December 31, 2007 and 2006, all unrealized holding losses were considered to be temporary as the Company has the ability and intent to hold the investments until a recovery of fair value. During 2007, 2006 and 2005, the Company did not record any other-than-temporary impairments on its investments.

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

The following summarizes the elements included in the calculation of basic and diluted net income (loss) per share for 2007, 2006 and 2005:

	Year ended December 31,
	2007	2006	2005
Net income (loss) from continuing operations	$23,394	$21,751	$(4,203)
Net income from discontinued operations	—	—	8,183

	$23,394	$21,751	$3,980

Weighted-average shares outstanding—Basic	140,189	139,236	139,566
Dilutive securities	2,301	1,953	—

Weighted-average shares outstanding—Dilutive	142,490	141,189	139,566

	Year ended December 31,
	2007	2006	2005
Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$0.17	$0.16	$(0.03)
Net income per share from discontinued operations	—	—	0.06

	$0.17	$0.16	$0.03

Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$0.16	$0.15	$(0.03)
Net income per share from discontinued operations	—	—	0.06

	$0.16	$0.15	$0.03

For 2007, 2006 and 2005, options and other exercisable convertible securities totaling and 14,912 shares, 20,472 shares and 20,762 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

Note 8.    Goodwill and Other Acquisition-Related Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to perform impairment tests of goodwill at least annually or when events and circumstances warrant. The Company performs this test in the fourth quarter of each year unless indicators warrant testing at an earlier date. Based upon the Company’s annual assessments that were performed for 2007 and 2006, no impairments of goodwill were recorded. Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	Useful Life (Years)	December 31, 2007			December 31, 2006
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-amortizing:
Goodwill		$4,817	$—	$4,817	$3,240	$—	$3,240
Amortizing:
Patents, trademarks and other	2 -10	13,353	7,861	5,492	8,352	7,229	1,123

Total intangible assets		$18,170	$7,861	$10,309	$11,592	$7,229	$4,363

During 2007 and 2006, the Company recorded $45 and $101, respectively, of goodwill associated with royalties from products related to the Company’s acquisition of TFR. Additionally, the company recorded $1,533 of goodwill related to the acquisition of Peak Devices, $1,368 of which was recognized upon the purchase date, while the additional $165 was recorded during the fourth quarter of 2007, and related to an assumed tax liability.

Amortization expense of intangible assets was approximately $632, $390 and $1,234 for 2007, 2006 and 2005, respectively. Amortization expense related to intangible assets at December 31, 2007 in each of the next five fiscal years and beyond is expected to be as follows:

2008	$1,055
2009	1,055
2010	966
2011	876
2012	876
Thereafter	664

$5,492

Note 9.    Convertible Subordinated Notes

In February and March 2000, the Company completed the sale of $345,000 aggregate principal amount of 4% convertible subordinated notes due March 1, 2007, raising approximately $333,900 net of fees and expenses. The notes were unsecured obligations of the Company, subordinated to all of the Company’s present and future senior indebtedness and do not contain significant restrictive covenants. Interest on the notes was payable in arrears semiannually on each March 1 and September 1. The notes were convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company’s common stock at a conversion price per share of $67.80, subject to certain adjustments. Financing costs related to the issuance of the debt are capitalized as “Other noncurrent assets, net” on the Company’s balance sheet, and were amortized over the term of the related debt using the straight-line method which approximates the effective interest method. Since issuance, the Company has made various repurchases of the outstanding bonds, reducing the balance outstanding. The following schedule summarizes the repurchases during the years presented:

Year of repurchase	Book value of notes repurchased	Cost of notes repurchased	Gain on repurchase	Bond issuance costs written-off
2007	$—	$—	$—	$—
2006	$—	$—	$—	$—
2005	$5,000	$4,844	$114	$42

On March 1, 2007, the Company retired the balance of the notes, and accumulated interest, with its cash reserves and had no obligation outstanding as of December 31, 2007. As of December 31, 2006, the Company had $218,755 principal amount of its convertible subordinated notes outstanding and net capitalized issuance costs of $168. During 2007, 2006 and 2005, the Company amortized $168, $1,005 and $1,013, respectively, of the capitalized issuance costs. The fair value of the outstanding convertible subordinated notes at December 31, 2006 was $214,380.

Note 10.    Income Taxes

Domestic and foreign pre-tax income (loss) for 2007, 2006 and 2005 were as follows:

	Year ended December 31,
	2007	2006	2005
Domestic	$14,847	$18,081	$(16,949)
Foreign	10,077	6,466	9,173

	$24,924	$24,547	$(7,776)

Income tax expense (benefit) for 2007, 2006 and 2005, consisted of the following:

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$932	$134	$(405)
State	30	(10)	—
Foreign	568	2,672	1,648

	1,530	2,796	1,243

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Tax benefit allocated to discontinued operations	—	—	(4,816)

	—	—	(4,816)

Net income tax expense (benefit)	$1,530	$2,796	$(3,573)

The actual income tax expense (benefit) reported for operations is different from that which would have been computed by applying the federal statutory tax rate to income (loss) before income taxes. A reconciliation of income tax expense as computed at the U.S. federal statutory income tax rate to the provision for income tax expense (benefit) for 2007, 2006 and 2005 is as follows:

	Year ended December 31,
	2007	2006	2005
Tax expense (benefit) at United States statutory rate	35.0%	35.0%	(35.0)%
State income tax, net of federal effect	2.2	—	0.9
Change in valuation allowance	(41.6)	2.6	16.1
Foreign income tax	1.6	8.0	—
Costa Rican subsidiary tax holiday	(0.6)	(26.6)	(25.0)
Deemed dividend from foreign subsidiary	25.8	7.1	44.0
Stock-based compensation	0.5	6.3	—
Tax benefit allocated to continuing operations from discontinued operations	—	—	(61.8)
Other, net	16.8	12.6	(6.3)

Effective tax rate	6.1%	11.4%	(45.9)%

Deferred income tax assets and liabilities consist of the tax effects of temporary differences. These temporary differences as of December 31, 2007 and 2006 were as follows:

	December 31, 2007	December 31, 2006
Deferred tax assets:
Amortization and depreciation	$23,732	$29,968
Capital research and development expenditures	15,704	18,957
Reserves and allowances	1,596	594
Accrued liabilities	3,138	2,018
Impairment of investment in other companies	5,097	3,797
Inventory	9,743	10,785
Net operating loss carryforwards	26,831	34,998
Capital loss carryforwards	5,804	5,250
Research and development, and other credits	4,513	2,962
Stock-based compensation	2,744	1,248
Other	5,534	1,040

Total deferred tax asset	104,436	111,617
Deemed dividend distribution	(3,199)	—

Valuation allowance	(101,237)	(111,617)

Net deferred tax asset	$—	$—

The Company recorded a tax charge (benefit) from continuing operations of $1,530, $2,796, and $(3,573) for 2007, 2006, and 2005, respectively. The provisions for 2007, 2006, and 2005 do not reflect a benefit for prior year losses due to a full valuation allowance against deferred tax assets. The net (decrease) increase in total valuation allowance for the deferred tax assets for 2007, 2006, and 2005 were $(10,380), $(6,552), and $1,252, respectively.

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

At December 31, 2007, the Company had approximately $90,288 of U.S. net operating loss carryforwards to offset future U.S. taxable income, expiring from 2019 through 2024, and $76,048 for state tax purposes, expiring 2008 through 2025. In 2007 and 2006, the capital loss increased by $1,711 and $1,858, respectively. The remaining $16,147 capital loss carryforward will offset future capital gains, of which $12,578 will expire in 2008, followed by $1,858 and $1,711 in 2011 and 2012, respectively. The Company has placed a full valuation allowance against the tax effect of all net operating and capital loss carryforwards.

In accordance with SFAS No. 123 (R), deferred tax assets and the related valuation allowance decreased by approximately $18,493 and $16,587 as of December 31, 2007 and 2006, respectively, relating to U.S. income tax benefits of stock option deductions. This benefit will be credited to additional paid in capital, when and if realized.

The Company provided for deferred taxes on the non-repatriated earnings of its subsidiary in Costa Rica prior to fiscal 2000. This subsidiary benefited from a complete exemption from Costa Rican income taxes through 2003, a 75% exemption through 2007 and a 50% exemption through 2011. In January, 2008, the Company decided to make a $64,000 dividend distribution from the Costa Rica subsidiary. Of the $64,000 dividend, the majority was from previously taxed income and the remainder will be taxable in 2008, on which a deferred tax liability was established. No provision has been made for United States, individual state, or additional foreign income taxes related to approximately $96,520 of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. In the event the Costa Rican or German subsidiaries remit these earnings to the U.S. parent, the earnings may be subject to U.S. federal and state income taxes.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. The Company recognized no adjustment in the liability for unrecognized tax benefits upon the adoption of FIN 48. As of the date of adoption, the Company’s unrecognized tax benefits totaled $9,293, including interest and penalty of $2,764. As of December 31, 2007 the Company’s unrecognized tax benefits totaled $10,193, including interest and penalty of $3,619. The Company recognized 2007 interest and penalties accrued related to unrecognized tax benefits in the tax provision. The full amount of the unrecognized tax benefits recorded at December 31, 2007, if recognized, would result in a favorable impact on the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance January 1, 2007	$6,529
Additions for tax positions-prior years	45
Reductions for tax positions-prior years	—
Additions for tax positions-current years	—
Settlements	—
Expiration of statute of limitations	—

Balance December 31, 2007	$6,574

The unrecognized tax benefits anticipated to be recognized due to the expiration of the statue of limitations on or before December 31, 2008 are $1,191. The unrecognized tax benefits anticipated to be recognized within twelve months relates to a foreign subsidiary’s U.S. activities and foreign tax on a foreign subsidiary’s income and expense items. No other changes are anticipated within the next twelve months to the unrecognized tax benefits. The major jurisdictions in which the Company files include the U.S and Costa Rica. Tax years beginning in 2004 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

Note 11.    Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations for each month are remeasured at the prior month’s balance sheet rate. To manage its exposure to foreign currency exchange rate fluctuations, the Company enters into derivative financial instruments, including hedges. The ineffective portion of the gain or loss on derivative instruments that are designated and qualify as cash flow hedges are immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized into earnings. For 2007, the Company reported foreign currency gains from remeasurement and hedging activity of $343 as compared to a loss from remeasurement and hedging activity of $90 during 2006 and a gain from remeasurement and hedging activity of $4 during 2005.

As of December 31, 2007 and 2006, the notional amounts of the Company’s currency exchange contracts outstanding were approximately $3,193 and $4,118, respectively. The notional value of the contracts designated as cash flow hedges at December 31, 2007 and 2006 were approximately $3,193 and $4,118, respectively. There were no contracts outstanding at December 31, 2007 and 2006 designated as fair value hedges.

Note 12.    Reduction in Force

During 2005, the Company recorded a charge to earnings of $341 for severance related costs associated with a reduction in force of approximately 130 employees at the Company’s Florida and Costa Rica operations. This reduction in force was made due to declining quarterly revenues from these operations and the Company’s ongoing effort to align costs and capacity with its levels of production and revenues. As of December 31, 2007, no liability remained from the reduction in force.

The Company did not incur any charges related to reductions in workforce in 2007 or 2006. The following table details the severance activity for periods presented:

	Year ended December 31,
	2007	2006	2005
Beginning severance liability	$—	$3	$—
Severance charges incurred	—	—	341
Severance disbursements	—	(3)	(338)

Ending severance liability	$—	$—	$3

Note 13.    Impairments

Impairments of Long-Lived Assets and Intangibles

During 2005, the Company recorded impairment charges of $31, in order to reduce the carrying value of certain long-lived assets to their current market values. The impairments were due to business decisions, current and projected market conditions resulting in excess capacity and reduced cash flow projection on these assets. Factors incorporated in the projections of future cash flows included reduced revenue projections of future years compared to prior projections, continued excess capacity, the continuation of the trend toward the movement of production to offshore facilities and independent third-party valuations. These factors, combined with further reductions in the demand for, and value of, used semiconductor fabrication equipment resulted in additional impairments over and above those previously recorded. The impairment taken during 2005 is detailed as follows:

•

The Company recorded an impairment charge of $31 in the first quarter of 2005 related to an impairment of certain fabrication equipment to its fair market value. The equipment was classified as held for sale at the time of the impairment.

The Company incurred no such charges in 2006 or 2007.

Impairments of Investments in Other Companies

During 2006, the Company recovered $142 from a previously impaired investment as the result of the investment being purchased by another company. During 2005, the Company recorded an impairment charge of $155 related to the deteriorating financial condition of certain investments in privately held technology companies. The investments were in small companies whose valuations declined significantly based on factors such as current equity offerings, projected financial conditions, decline in market value of similar companies, or cessation of operations. The charges were derived through analysis of such companies’ current operating results, anticipated future results and discussions with such companies’ representatives. The following table provides a summary of the impairments during each of the years presented:

Year	Description	Impairment
2006	• Recovery of an impairment previously recognized from the investment being purchased by another company	$(142)

	Total recoveries of impairments in 2006	$(142)

2005	• Impairment of investment in two privately held companies due to deteriorating financial condition and/or dilution of ownership interest, net	$55
	• Impairment of investments in a privately held companies based on deteriorating financial conditions	100

	Total impairments in 2005	$155

The Company did not record a recovery or impairment of investments in other companies in 2007

Note 14.    Commitments and Contingencies

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

In October 2006, the Company received an informal request for information from the staff of the San Francisco district office of the Securities and Exchange Commission regarding its option granting practices. In November 2006, the Company was contacted by the Office of the U.S. Attorney for the District of Oregon and was asked to produce documents relating to option granting practices on a voluntary basis. The Company has cooperated in both inquiries. On October 24, 2007, the San Francisco district office of the SEC sent the Company a letter indicating that the district office had terminated its investigation and is not recommending that the SEC take any enforcement action against the Company. The U.S. Attorney for the District of Oregon has also stated that it has terminated its inquiry.

Prior to filing the quarterly report on Form 10-Q for the quarter ended September 30, 2006, the Company conducted an extensive review of its option granting practices. Accordingly, the Company concluded that no backdating had occurred with respect to its option grants and that prior disclosures regarding its option grants were not incorrect. The Company remains current in its reporting under the Securities Exchange Act of 1934, as amended.

Lease Commitments

The Company currently leases certain equipment, office and manufacturing space under operating leases. Lease terms range from approximately one to 5 years, expiring at various dates through 2011 with options to renew at varying terms. Commitments for minimum lease payments under non-cancelable leases as of December 31, 2007 were as follows:

2008	$1,272
2009	469
2010	343
2011	212
2012	6
Thereafter	—

$2,302

Future minimum lease payments have not been reduced by future minimum sublease rentals of $42 under an operating lease. Rent expense under cancelable and non-cancelable operating leases for 2007, 2006, 2005 was $2,303, $2,232 and $2,039, respectively.

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

Credit Risk

The Company performs periodic credit evaluations of certain customers and generally does not require collateral; however, in certain circumstances, the Company may require letters of credit or prepayment from its customers. All of the Company’s customers are in the communications or military markets.

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

Note 16. Stock, Stock Options and Rights

Common Stock

The Company has authorized capital of 600,000,000 shares of $.001 par value common stock. Holders of the common stock are entitled to one vote for each share of common stock on all matters submitted to a vote of the Company’s stockholders.

Stock Options

The Company had two stock option plans under which shares were available for grant during 2007: the 1996 Stock Incentive Plan (the “1996 Plan”) and the 1998 Nonstatutory Stock Option Plan (the “1998 NQ Plan” and together with the 1996 Plan, the “Plans”). The 1996 Plan provides for the grant of incentive and non-qualified stock options to officers, outside directors and other employees of the Company or any parent or subsidiary. The 1998 NQ Plan provides for the grant of non-qualified stock options to non-officer employees of the Company and has not been, and is not required to be, submitted to the Company’s stockholders for approval. The Plans were amended in 2002 to provide that options granted thereunder must have an exercise price per share no less than 100% of the fair market value of the share price on the grant date. Further, with respect to any participant who owns a quantity of stock representing more than 10% of the voting rights of the Company’s outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date. In 2005, the 1996 Plan was further amended to extend the term of the plan to 2015 and permit the award of restricted stock, restricted stock units, stock appreciation rights, performance shares and performance units in addition to the grant of stock options. In addition, the amendment provided specific performance criteria that the plan administrator may use to establish performance objectives, a formula mechanism that provides for automatic grants to the non-employee chairman of the Board and limited management’s ability to (i) reprice any outstanding stock option or stock appreciation right after it has been granted (other than pro rata adjustments to reflect stock dividends and other corporate events) and (ii) cancel any outstanding stock option or stock appreciation right and replace it with a new stock option or stock appreciation right with a lower exercise price, unless approved by the Company’s stockholders. The terms of each grant under the Plans may not exceed 10 years.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans at December 31, 2007 (in thousands):

	Authorized	Available	Outstanding
1996 Stock Incentive Program	41,050	8,250	25,578
1998 Nonstatutory Stock Option Plan	4,000	—	903
Sawtek Stock Option Plans(1)	2,439	—	840

Total	47,489	8,250	27,321

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

In response to the new accounting guidance under SFAS No. 123(R) and SAB No. 107, the Company accelerated the vesting of options, excluding option grants to the Company’s board members and chief executive officer. The acceleration was done in two phases, one in 2004 and the second acceleration was completed in the fourth quarter of 2005 for all options with a per share exercise price equal to or greater than $5.35. In addition to the Company’s board members and chief executive officer, the acceleration in the fourth quarter of 2005 also excluded option grants to the Company’s executive officers. The acceleration was done as part of a comprehensive review of the Company’s entire benefits program and the decision to accelerate some of the Company’s options was made after review of the Company’s current stock price, the competitive benefits and costs from the options, the benefit of the options to the employees and the potential effects of SFAS No. 123(R). The closing price of the Company’s stock, as reported on the NASDAQ Stock Market, on the date of the second option acceleration was $4.59 per share. The acceleration resulted in pro forma stock-based employee compensation expense of $5,720 in the fourth quarter of 2005, reducing future compensation costs by this amount.

The following summarizes the Company’s stock option transactions for 2007, 2006 and 2005 (in thousands, except per share data):

	Year ended December 31,
	2007		2006		2005
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	25,732	$9.84	23,440	$10.78	25,852	$11.30
Granted	5,136	$5.07	3,871	$4.71	3,124	$3.27
Exercised	(2,443)	$3.59	(455)	$3.39	(362)	$2.97
Cancelled	(1,104)	$8.95	(1,124)	$14.17	(5,174)	$9.40

Outstanding at end of year	27,321	$9.55	25,732	$9.84	23,440	$10.78

Exercisable at end of year	18,424	$11.77	19,179	$11.77	18,623	$12.58

The aggregate intrinsic value of options exercised during 2007, 2006 and 2005 was $4,828, $708 and $411, respectively. Fully vested outstanding options at December 31, 2007 had an aggregate intrinsic value of $23,158, based upon the Company’s closing stock price on that date of $6.63 per share. Fully vested outstanding options at December 31, 2006 had an aggregate intrinsic value of $7,301, based upon the Company’s closing stock price on that date of $4.50 per share. The aggregate intrinsic value of all outstanding options at December 31, 2007 and 2006 was $39,826, and $10,642, respectively. The Company issues new shares of common stock upon exercise of stock options.

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2007 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life-Years	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price
$ 1.91 - $ 5.00	11,327	6.30	$3.89	6,246	$3.50
$ 5.01 - $10.00	9,648	6.57	$6.04	5,890	$6.62
$10.01 - $15.00	2,015	3.36	$11.39	2,004	$11.39
$15.01 - $25.00	1,898	2.12	$21.00	1,888	$20.99
$25.01 - $61.44	2,433	2.60	$39.04	2,396	$39.03

$ 1.91 - $61.44	27,321	5.56	$9.55	18,424	$11.77

The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model during 2007, 2006 and 2005, to determine the fair value of employee stock options and employee ESPP rights granted during each period:

Stock Options	2007	2006	2005
Risk free interest rates	4.7%	4.6%	4.0%
Expected life in years	4.5 years	4.9 years	4.2 years
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	46.3%	56.8%	77.3%
Estimated annualized forfeiture rate	8.0%	8.0%	Not applicable

Employee Stock Purchase Plans	2007	2006	2004
Risk free interest rates	4.3%	3.5%	3.0%
Expected life in years	0.5 years	1.6 years	1.3 years
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	49.1%	59.4%	59.1%
Estimated annualized forfeiture rate	8.0%	8.0%	Not applicable

The Company determines its risk-free rate assumption based upon the U.S. Treasury yield for obligations with contractual lives similar to the expected lives of the Company’s option grants and ESPP subscription periods. The expected life represents the weighted average period the options are expected to remain outstanding, based upon historical experience. The dividend yield assumption is based on the Company’s historical and anticipated dividend distributions. The expected volatility is based upon a blend of the Company’s historical volatility of its stock price and its exchange traded options. Forfeitures are estimated based upon historical and anticipated future experience. Based upon these assumptions, the Company has estimated the per share weighted-average grant fair value of its options granted during 2007, 2006, and 2005 at $2.19, $2.47, and $1.98, respectively.

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

Stock-based compensation expense recognized under SFAS No. 123(R) for 2007 and 2006 was $8,488 and $9,115, respectively, which consisted of stock-based compensation expense related to unvested grants of employee stock options and the Company’s ESPP. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized in the Company’s consolidated financial statements for 2005 as the Company applied APB No. 25. However, the Company has previously reported pro forma disclosure information, as required under SFAS No. 123, Accounting for Stock-Based Compensation. The table below summarizes the stock-based compensation expense for 2007 and 2006:

	Year ended December 31, 2007	Year ended December 31, 2006
Cost of goods sold	$3,170	$2,887

Stock-based compensation expense included in cost of goods sold	3,170	2,887
Research, development and engineering	1,502	1,689
Selling, general and administrative	3,816	4,539

Stock-based compensation expense included in operating expenses	5,318	6,228

Total stock-based compensation expense included in income from operations	$8,488	$9,115

The table below summarizes the Company’s pro forma financial results for 2005 as if stock-based compensation had been recognized for this period utilizing the provisions of SFAS No. 123. Disclosures for 2007 or 2006 are not presented as the stock-based compensation expense was recognized in the consolidated financial statements under SFAS No. 123(R):

Year ended December 31, 2005
Net income (loss) as reported	$3,980
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax(1)	(19,306)

Pro forma net loss	$(15,326)

Net income (loss) per share:
Basic—as reported	$0.03
Diluted—as reported	$0.03
Basic—pro forma	$(0.11)
Diluted—pro forma	$(0.11)

(1)

On November 10, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of those employee stock options, excluding option grants to the Company’s board members and chief executive officer, with an option price equal to or greater than $5.35 per share. As a result of this acceleration, approximately 2,042 options with varying remaining vesting schedules were subject to the acceleration provision and became immediately exercisable, subject to the Company’s insider trading policy. The acceleration was done as part of a comprehensive review of the Company’s entire benefits program. The decision to accelerate some of the Company’s options was made after review of the Company’s current stock price, the competitive standpoint for the Company from the options, the benefit of the options to the employees and the potential effects of SFAS No. 123(R). The Company’s stock price was $4.59 on November 10, 2005, as reported on the NASDAQ Stock Market. The total pro-forma stock-based employee compensation expense of $19,306 for 2005 included approximately $5,720 of expense resulting from the November 10, 2005 acceleration.

As of December 31, 2007, the total future compensation expense related to the current unvested stock options and the ESPP, net of estimated forfeitures, is expected to be approximately $16,434. This expense is expected to be recognized over a weighted average period of approximately 30 months. Summaries of the Company’s current stock-based payment arrangements are detailed further in Note 16.

Employee Stock Purchase Plan

The Company also has an ESPP, pursuant to which participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s common stock at a discount. In August, 2006, the Company’s board of directors amended the ESPP to shorten the look-back period of offerings commencing after November 30, 2006 from two years to six months. Offerings in effect as of November 30, 2006 remain unaffected by the amendment. These offerings purchase shares at 85% of the lower of the fair market value on the first day of the two year offering period or the last day of each six month exercise period. If the share price at the end of any six month exercise period is less than the share price on the first day of the offering, that offering is closed subsequent to that purchase and all employees are transferred the new offering. Offerings subsequent to November 30, 2006 will allow shares to be purchased at 85% of the lower of the fair market value on the first or last day of the six month offering period.

The Company’s ESPP purchases occur on the last business days of May and November of each year. During 2007, 2006 and 2005, approximately 1,962, 2,236 and 1,945 shares, respectively, of the Company’s common stock were purchased under the ESPP. The Company issues new shares of common stock for purchases through the ESPP. The 1998 ESPP expired in December 2007, and the 2007 Employee Stock Purchase Plan (the “2007 ESPP”) was approved by the Company’s stockholders in May 2007.

The 2007 ESPP went into effect on June 1, 2007 and provides for six month offering and purchase periods. Participants are able to purchase shares at 85% of the lower of the closing sales price of the Company’s common stock on the first or last day of the six month purchase period. Approximately 2,000 shares are reserved for issuance under the 2007 ESPP, subject to annual increases commencing January 1, 2008 of the lesser of (i) 3,000 shares, (ii) 1.5 % of the number of shares outstanding on the last day of the immediately preceding fiscal year or (iii) an amount determined by the board of directors. As of December 31, 2007, 1,247 shares were reserved for issuance under the 2007 ESPP. The 2007 ESPP will expire in February 2017.

Employee Stock Ownership Plan

In addition, the Company has an employee stock ownership plan (“ESOP”) for employees of its former Sawtek, Inc. subsidiary. The Company had previously made contributions to the ESOP however in 2003 the ESOP was retired. As such, there have been no ESOP expenses since 2003 and as of December 31, 2003, all shares under the ESOP had been allocated. A portion of the Company’s employees continue to hold shares in their ESOP account.

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

Note 17.    Employee Benefit Plans

The Company has a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees in the U.S. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. Company contributions to the 401(k) Plan were approximately $2,219, $1,048 and $1,059 in 2007, 2006 and 2005, respectively. The Company also has profit sharing and other benefit plans covering substantially all employees worldwide. The Company made contributions under these plans of approximately $2,454, $2,447 and $674 for 2007, 2006 and 2005, respectively.

During the fourth quarter of 2004, the Company’s Board of Directors approved a non-qualified deferred compensation plan (the “Compensation Plan”). Under the Compensation Plan, employees who are eligible to participate and members of its Board of Directors, are provided with the opportunity to defer a specified percentage of their cash compensation which the Company will be obligated to deliver on a future date. At the time of deferral, the Company allocates the deferred monies to a trust account that is invested at the participants’ election. The amount of compensation to be deferred by each participating employee or board member will be based on elections by each participant and adjusted for any positive or negative investment results from investment alternatives selected by the participant under the Compensation Plan. The liability for the deferred compensation is included in “Other long-term liabilities” on the Company’s balance sheet and was $1,382 at December 31, 2007 and $928 at December 31, 2006. The value of the funds allocated to the trust by the Company was $1,382 at December 31, 2007 and $928 at December 31, 2006, and was included in “Other noncurrent assets, net.” For 2007 and 2006, the total participant deferrals were $332 and $390, respectively.

The Company also has a pension obligation related to its German subsidiary, acquired as a result of the Company’s purchase of the Infineon Technologies AG, GaAs business in 2002. The pension liability becomes payable when the covered employees reach the age of 60 or 65 and the Company has elected to secure the liability through a reinsurance program paid for by the Company. The Company has included the obligation to deliver the pension obligation in the “Other long-term liabilities” line item on its consolidated balance sheet and the insurance receivables in the “Other noncurrent assets, net.” The value of the pension obligation at December 31, 2007 and 2006 was $2,592 and $2,628, respectively. The value of the insurance receivable at December 31, 2007 and 2006 was $2,890 and $2,411, respectively. The disclosures required by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, have not been included due to the insignificance of the plan.

Note 18.    CyOptics Subordinated Promissory Note and Preferred Stock

On April 29, 2005, the Company completed the sale of its optoelectronic operations in Breinigsville, Pennsylvania and its optoelectronics subsidiary in Matamoros, Mexico to CyOptics. The terms of the sale included $4,500 of preferred stock representing approximately 10% of the voting shares of CyOptics and a subordinated unsecured promissory note for $5,633 which was discounted $2,292 to reflect the current market rate for similar debt of comparable companies. The promissory note is an interest-bearing note at the rate of the lesser of (i) 8.5% and (ii) 3.0% plus the one-year LIBOR, as determined on the date of the note and redetermined on each subsequent April 1 thereafter. At the time of the transaction, the Company reviewed current market rates for similar debt, analyzed CyOptics’ financial condition and obtained an independent valuation analysis on the debt. As a result, the Company determined the market rate for similar debt was approximately 20% and thus recorded a discount on the original value of the note to record it at a current market rate. The initial payment of interest on the note was due April 1, 2007, and all subsequent payments have been received timely. The $4,500 of preferred stock obtained in the transaction represented approximately 10% of the capital stock of CyOptics on a fully diluted basis on the closing date. The stock is non-redeemable Series F preferred stock and ranks prior and in preference to other series of preferred stock. The value of the preferred stock was objectively determined based upon the price paid by unrelated parties for the same Series F preferred stock on the same date as the closing of the sale of the optoelectronics operations. The combined investment is being accounted for utilizing the cost method and as such, the fair value of the investment is not adjusted if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. On October 9, 2007, the Company participated in an additional bridge financing in which it purchased $488 of a subordinated convertible promissory note. The promissory note is an interest-bearing note at the rate of 6% per annum. Unpaid principal with unpaid and accrued interest is due and payable at the earlier of (i) October 9, 2008 or (ii) event of default as defined in the promissory note or (iii) at conversion of a qualified equity event as defined in the promissory note. At December 31, 2007, the Company was not aware of any events or changes in circumstances that may have a significant adverse effect on the fair value. The promissory notes were valued at $2,701 million and $3,341 million at December 31, 2007 and December 31, 2006, respectively. CyOptics made note payments of $1,135 for the year ended December 31, 2007, which reduced the carrying value of the Company’s investment. No note repayments were received in 2006.

Note 19.    Segment Information

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

The Company’s chief operating decision maker is considered to be the President and Chief Executive Officer (the “CEO”). The Company’s CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The CEO receives certain disaggregated financial information for the Company’s three markets, including, handsets, networks, and military; and three geographic units, including, Oregon, Texas and Florida.

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

The Company’s revenue by business market (as a percentage of total revenues) were as follows:

	Year ended December 31,
	2007	2006	2005
Business market:
Handsets	53%	51%	43%
Networks	36%	37%	42%
Military	11%	12%	15%

	100%	100%	100%

Revenues are reported in the geographic area where the sale originates. The Company’s Costa Rica facility provides manufacturing services to its U.S. operations and does not generate revenue from external parties. The functional currency for the Costa Rican operations is the U.S. dollar as most material and equipment costs are denominated in the U.S. dollar. The impact of fluctuations of the local Costa Rican currency is not considered significant and the foreign exchange rate is not hedged. Selected financial information by geographical area is summarized below:

	Year ended December 31,
	2007	2006	2005
Revenues from continuing operations (origin):
United States	$475,776	$401,793	$294,787
Costa Rica	17,948	17,465	23,637
Eliminations	(17,948)	(17,465)	(23,637)

	$475,776	$401,793	$294,787

Operating income (loss) from continuing operations:
United States	$14,092	$16,903	$(17,850)
Costa Rica	2,127	1,988	7,399

	$16,219	$18,891	$(10,451)

Long-lived assets:
United States	$194,920	$181,806	$170,372
Costa Rica	16,136	19,895	23,672
Other	3,806	3,008	1,397

	$214,862	$204,709	$195,441

The Company’s products are sold to customers in various countries and shipped to factories around the world. During 2007, revenues derived from international customers were approximately $371,307, of which revenues from sales to end customers in China and South Korea were approximately $144,538 and $73,725, respectively. Revenues derived from customers located outside the U.S. were approximately $292,150 during 2006, of which revenues from sales to end customers in China and South Korea were approximately $90,718 and $65,861, respectively. Revenues outside of the U.S. were approximately $199,181 in 2005, of which revenues from sales to end customers in China were approximately $67,745. There were no other countries from which revenues represented 10% or more of total revenues for the periods presented.

Revenues from customers representing approximately 10% or more of total revenues for each period as follows (as a percentage of total revenues):

	Year ended December 31,
	2007	2006	2005
Samsung	14%	15%		(1)
Motorola	12%	14%	13%

(1)	During the period presented, the customer did not represent more than 10% of the Company’s total revenues.

Related receivables from Motorola at December 31, 2007, 2006 and 2005 were 13%, 25% and 17% of trade accounts receivable, respectively. Related receivables from Samsung at December 31, 2007 and 2006 were 9% and 14%, respectively, of trade accounts receivable.

Note 20.    Subsequent Events

On March 9, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WJ Communications, Inc., a Delaware corporation, and ML Acquisition, Inc., a Delaware corporation and our wholly-owned subsidiary.

The Merger Agreement provides for the Company’s acquisition of WJ Communications by means of a merger of ML Acquisition with and into WJ Communications, with WJ Communications continuing as the surviving corporation. Following the merger, WJ Communications will be the wholly-owned subsidiary of the Company.

As a result of the merger, each issued and outstanding share of WJ Communications common stock that is held by the Company, WJ Communications or their direct or indirect wholly-owned subsidiaries will be cancelled. All other issued and outstanding shares of WJ Communications common stock will be exchanged for $1.00 per share cash consideration (the “Merger Consideration”) as set forth in the Merger Agreement. In addition, each holder of an option to purchase shares of common stock that has an exercise price per share that is less than the per share Merger Consideration will be entitled to receive a per share cash payment equal to the amount by which the Merger Consideration exceeds the exercise price of such option (if any), less any applicable withholding taxes. All stock options will otherwise be cancelled. Each holder of vested restricted stock and performance accelerated restricted stock units will be entitled to receive the Merger Consideration for each such vested share of stock or unit. Each holder of unvested restricted stock and performance accelerated restricted stock units will not receive the Merger Consideration, but will instead continue to hold such unvested stock or units, which will reflect the right to receive cash equal to the Merger Consideration. The total purchase price will be approximately $72 million.

The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, WJ Communications may be required to pay the Company a termination fee equal to $2,450,000.

The consummation of the merger is subject to the approval of WJ Communications’ shareholders, expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions.

Note 21.    Summarized Quarterly Data (Unaudited)

	Year ended December 31, 2007 Quarters(2)
	1st(3)	2nd(4)	3rd(5)	4th(6)	Total
	(In thousands, except per share data)
Revenues	$110,603	$113,771	$122,918	$128,484	$475,776
Gross profit	$34,391	$30,168	$39,562	$47,179	$151,300
Net income	$6,396	$1,351	$1,878	$13,769	$23,394
Net income per common share(1)
Basic	$0.05	$0.01	$0.01	$0.10	$0.17
Diluted	$0.05	$0.01	$0.01	$0.10	$0.16

	Year ended December 31, 2006 Quarters(2)
	1st(7)	2nd(8)	3rd(9)	4th(10)	Total
	(In thousands, except per share data)
Revenues	$87,880	$96,341	$103,259	$114,313	$401,793
Gross profit	$26,589	$30,917	$32,835	$33,592	$123,933
Net income	$2,246	$5,648	$8,081	$5,776	$21,751
Net income per common share(1)
Basic	$0.02	$0.04	$0.06	$0.04	$0.16
Diluted	$0.02	$0.04	$0.06	$0.04	$0.15

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

(2)

During the first and second quarters of 2006, the Company incurred approximately $42 of acquisition related charges associated with the Company’s TFR acquisition on January 5, 2005. In the third quarter of 2006, $21 of the charges were reversed as the required performance milestone was not fulfilled. No similar charges were incurred during 2007.

(3)	During the first quarter of 2007 the Company recorded a loss on the disposal of equipment of $96.

(4)	During the second quarter of 2007, the Company recorded a gain on the disposal of equipment of $10.

(5)

During the third quarter of 2007, the Company recorded a loss on the disposal of equipment of $2. Additionally, the company incurred $7,600 in charges associated with the acquisition of Peak Devices, which was completed on August 31, 2007. Specifically, the charges reflect the write off of IPR&D, where technological feasibility was not yet proven and no alternative future uses were believed to exist, and as such, the assigned value was expensed immediately into operating expenses upon the closing date of the acquisition.

(6)	During the fourth quarter of 2007, the Company recorded a loss on the disposal of equipment of $39.

(7)	During the first quarter of 2006, the Company recorded a loss on the disposal of equipment of $38.

(8)	During the second quarter of 2006, the Company recorded a gain on the disposal of equipment of $9 and a recovery of a previously impaired investment of $133.

(9)	During the third quarter of 2006, the Company recorded a loss on the disposal of equipment of $8.

(10)	During the fourth quarter of 2006, the Company recorded a gain on the disposal of equipment of $564 and a recovery of a previously impaired investment of $9.

Schedule II

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the Years ended December 31, 2007, 2006 and 2005

(in thousands)

Date	Allowance for Doubtful Accounts
Balance at December 31, 2004	746

Additions/(deductions) charged/(credited) to costs and expenses	42
Deductions	(33)

Balance at December 31, 2005	$755

Additions charged to costs and expenses	52
Deductions	(345)

Balance at December 31, 2006	$462

Deductions charged to costs and expenses	(413)
Deductions	(19)

Balance at December 31, 2007	$30

S-1

Report and Consent of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TriQuint Semiconductor, Inc.:

Under date of March 11, 2008, we reported on the consolidated balance sheets of TriQuint Semiconductor, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, as contained in the annual report on Form 10-K for the year 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to the incorporation by reference in the registration statement (No. 333-81245, 333-36112, 333-75464, 333-08891, 333-08893, 333-02166, 333-31585, 333-48883, 333-66707, 333-74617, 333-81273, 333-39732, 333-39730, 333-61582, 333-65850, 333-89242, 333-102085, 333-105701, 333-115809, 333-120407, 333-125269, 333-134470, 333-143337) on Form S-8 of TriQuint Semiconductor, Inc. of our report dated March 11, 2008, with respect to the consolidated balance sheets of TriQuint Semiconductor, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and the related financial statement schedule, and the effectiveness of internal control over financial reporting as of December 31, 2007, which report appears in the December 31, 2007 annual report on Form 10-K of TriQuint Semiconductor, Inc.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes and adopted Emerging Issues Task Force Issue (EITF) No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payments.

/s/ KPMG LLP

Portland, OR

March 11, 2008

S-2