Form 10-Q
period 2008-03-31
TRIQUINT SEMICONDUCTOR INC
filed 2008-05-06
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2008, there were 143,337,432 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues	$111,138	$110,603
Cost of goods sold	72,692	76,212

Gross profit	38,446	34,391
Operating expenses:
Research, development and engineering	19,943	14,328
Selling, general and administrative	16,281	15,066
(Gain) loss on disposal of equipment	(433)	96

Total operating expenses	35,791	29,490

Income from operations	2,655	4,901

Other income (expense):
Interest income	2,001	3,437
Interest expense	(4)	(1,631)
Foreign currency gain	180	66
Recovery of impairment	105	—
Other, net	1	35

Total other income, net	2,283	1,907

Income before income tax	4,938	6,808
Income tax expense	458	412

Net income	$4,480	$6,396

Basic per share net income	$0.03	$0.05

Diluted per share net income	$0.03	$0.05

Common equivalent shares:
Basic	142,973	138,623
Diluted	144,737	141,148

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$219,357	$203,501
Accounts receivable, net	62,817	73,185
Inventories	73,173	67,231
Prepaid expenses	6,307	4,778
Other current assets	17,343	10,890

Total current assets	378,997	359,585
Property, plant and equipment, net	210,249	204,553
Goodwill and intangible assets, net	10,065	10,309
Other noncurrent assets, net	11,863	12,014

Total assets	$611,174	$586,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,662	$29,423
Accrued payroll	20,511	17,179
Other accrued liabilities	6,196	9,875

Total current liabilities	73,369	56,477

Long-term liabilities:
Long-term income tax liability	10,439	10,193
Other long-term liabilities	5,194	4,943

Total liabilities	89,002	71,613

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $.001 par value, 600,000,000 shares authorized, 143,024,725 shares and 142,903,784 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	143	143
Additional paid-in capital	498,908	496,083
Accumulated other comprehensive income	690	671
Retained earnings	22,431	17,951

Total stockholders’ equity	522,172	514,848

Total liabilities and stockholders’ equity	$611,174	$586,461

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$4,480	$6,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,325	7,741
Stock-based compensation expense	2,401	1,738
Other	(436)	96

Changes in assets and liabilities:
Accounts receivable, net	10,368	(3,532)
Inventories, net	(5,942)	(5,116)
Other assets	(6,333)	(10)
Accounts payable and accrued expenses	11,793	(895)

Net cash provided by operating activities	23,656	6,418

Cash flows from investing activities:
Purchase of available-for-sale investments	—	(30,693)
Maturity/sale of available-for-sale investments	—	225,924
Repayment of advances to other companies	341	—
Proceeds from sale of assets	56	—
Capital expenditures	(10,381)	(13,215)

Net cash (used in) provided by investing activities	(9,984)	182,016

Cash flows from financing activities:
Repayment of convertible subordinated notes	—	(218,755)
Issuance of common stock, net	2,184	2,061

Net cash provided by (used in) financing activities	2,184	(216,694)

Net increase (decrease) in cash and cash equivalents	15,856	(28,260)
Cash and cash equivalents at beginning of period	203,501	133,918

Cash and cash equivalents at end of period	$219,357	$105,658

Supplemental disclosures:
Cash paid for interest	$—	$4,375
Cash paid for income taxes	$351	$515
Sabbatical-cumulative adjustment	$—	$1,454

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the assessment of recoverability of long-lived assets, the valuation of investments in and receivables from privately held companies, the recognition and measurement of income tax assets and liabilities and the accounting for stock-based compensation. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of normal, recurring adjustments necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2007, as included in the Company’s 2007 Annual Report on Form 10-K as filed with the SEC on March 11, 2008.

The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarter, which were March 29, 2008 and March 31, 2007, respectively. The Company’s fiscal year ends on December 31.

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

3. Stock-Based Compensation

Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2008 and 2007 was $2,401 and $1,738, respectively, which consisted of stock-based compensation expense related to unvested grants of employee stock options and the Company’s ESPP. The table below summarizes the stock-based compensation expense for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Cost of goods sold	$986	$575
Research, development and engineering	502	272
Selling, general and administrative	913	891

Total stock-based compensation expense included in income from operations	$2,401	$1,738

Stock Option Plans

The following summarizes the Company’s stock option transactions for the three months ended March 31, 2008:

	Three months ended March 31, 2008
	Shares	Weighted- average exercise price
Outstanding at the beginning of the period	27,321	$9.55
Granted	364	4.84
Exercised	(122)	3.47
Forfeited	(444)	10.47

Outstanding at the end of the period	27,119	$9.50

4. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The Company adopted SFAS No. 157 effective January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP 157-2, and it did not have a material impact on its consolidated financial position, results of operations or cash flows. See Note 5 for information and related disclosures regarding the Company’s fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159 entities will have the option to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option at a specified election date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 effective January 1, 2008, and the adoption of FAS 159 did not have an effect on its financial condition, results of operations, or cash flows as the Company did not elect this fair value option.

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

5. Fair Value of Financial Instruments

The Company measures at fair value certain financial assets and liabilities, including cash equivalents. SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Fair Value Measurements as of March 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—money market funds	$193,911	$193,911	$—	$—

Total	$193,911	$193,911	$—	$—

The Company has deferred the adoption of SFAS No. 157 with respect to nonfinancial assets and liabilities in accordance with the provisions of FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” Items in this classification include goodwill, intangible assets, long term investments, pension obligations, and certain other items.

6. Business Combinations

Peak Devices, Inc

On August 31, 2007, the Company completed the acquisition of Peak Devices, Inc. (“Peak”), a privately-held, fabless semiconductor company focused on the fabrication of RF discrete transistors, which is technology aligned with the Company’s current market focus. The Company paid $14,922 in cash on the closing date and as of March 31, 2008 the Company has paid an additional $183 of direct acquisition costs. No such charges were incurred during the three months ended March 31, 2008 and 2007. Of the $14,922, $1,500 is held in escrow for payment of claims and liabilities that may result from this acquisition. The escrow period expires on December 31, 2008. The Company is also obligated to pay earnout payments to the former shareholders of Peak based on 10% of the gross margin from sales of Peak technology-based products less a quarterly threshold over a five year period from 2008 to 2012. These earnout amounts are not contingent on continued employment of the former shareholders. As of March 31, 2008, the Company has yet to recognize earnout charges related to the sales of Peak technology based products.

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

The results of operations for the Peak business were included in the Company’s consolidated statements of operations for the period subsequent to the acquisition date as well as during the three months ended March 31, 2008. Pro forma results of operations have not been presented for this acquisition because its effect was not material to the Company.

The intangible assets acquired are being amortized over a weighted average period of six years. The Company recorded an additional $165 of goodwill subsequent to the purchase date for the recognition of an assumed tax liability.

In-process research and development (“IPR&D”) represented Peak projects that had not reached technological feasibility and had no alternative future use when acquired but had been developed to a point where there was value associated with them in relation to potential future revenues. Using the income approach to value the IPR&D, the Company determined that $7,600 of the purchase price represented purchased in-process technology. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned value was expensed immediately into operating expenses upon the closing date of the acquisition.

The fair value underlying the $7,600 assigned to acquire IPR&D from the Peak acquisition was determined by identifying research projects in areas for which technological feasibility had not been established and there were no alternative future uses. The acquired IPR&D consisted of wide band transistor products and was approximately 60% complete as of March 31, 2008. This technology is being integrated into products expected to be completed in 2008. There has been no material change in the estimated cost of these projects.

The fair value of IPR&D was determined by an income approach where fair value is the present value of projected net free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over a 10 year period was discounted at a rate of 40%, which reflected the stage of completion and the technical risks associated with achieving technological feasibility. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the IPR&D, the useful life of the technology and the profitability levels of the technology. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, R&D costs, SG&A costs, asset requirements and income taxes. The stage of completion of the products at the date of the acquisition were estimated based on the tasks required to develop the technology into a commercially viable product. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that the Company will realize any anticipated benefits of the acquisition. The risks associated with IPR&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

To the extent that estimated completion dates are not met, the risk of competitive product introduction is greater and revenue opportunity may be permanently lost.

WJ Communications, Inc

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

As a result of the merger, each issued and outstanding share of WJ Communications common stock that is held by the Company, WJ Communications or their direct or indirect wholly-owned subsidiaries will be cancelled. All other issued and outstanding shares of WJ Communications common stock will be exchanged for $1.00 per share cash consideration (the “Merger Consideration”) as set forth in the Merger Agreement. In addition, each holder of an option to purchase shares of common stock that has an exercise price per share that is less than the per share Merger Consideration will be entitled to receive a per share cash payment equal to the amount by which the Merger Consideration exceeds the exercise price of such option (if any), less any applicable withholding taxes. All stock options will otherwise be cancelled. Each holder of vested restricted stock and performance accelerated restricted stock units will be entitled to receive the Merger Consideration for each such vested share of stock or unit. Each holder of unvested restricted stock and performance accelerated restricted stock units will not receive the Merger Consideration, but will instead continue to hold such unvested stock or units, which will reflect the right to receive cash equal to the Merger Consideration. The total purchase price will be approximately $72,000.

The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, WJ Communications may be required to pay the Company a termination fee equal to $2,450.

The consummation of the merger is subject to the approval of WJ Communications’ shareholders, expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions.

7. Net Income Per Share

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

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended March 31,
	2008	2007
Shares for basic net income per share:
Weighted-average shares outstanding—Basic	142,973	138,623
Dilutive securities	1,764	2,525

Weighted-average shares outstanding—Dilutive	144,737	141,148

For the three months ended March 31, 2008 and 2007 options and other exercisable convertible securities totaling 16,163 and 19,672 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

8. Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	March 31, 2008	December 31, 2007
Inventories, net:
Raw materials	$18,968	$15,561
Work-in-process	33,035	30,218
Finished goods	21,170	21,452

	$73,173	$67,231

9. Goodwill and Other Acquisition-Related Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to perform an impairment analysis on its goodwill at least annually, or when events and circumstances warrant. The Company intends to perform this test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During the three months ended March 31, 2008, there were no impairments or impairment indicators present and no loss was recorded.

Information regarding the Company’s other acquisition-related intangible assets is as follows:

	Useful Life (Years)	March 31,2008			December 31, 2007
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-amortizing:
Goodwill		$4,837	$—	$4,837	$4,817	$—	$4,817
Amortizing:
Patents, trademarks and other	2 -10	13,353	8,125	5,228	13,353	7,861	5,492

Total intangible assets		$18,190	$8,125	$10,065	$18,170	$7,861	$10,309

During the three months ended March 31, 2008 and 2007, the Company recorded $20 and $8, respectively, of goodwill associated with royalties from products related to the Company’s acquisition of TFR Technologies, Inc. No goodwill was recorded during the three months ended March 31, 2008 or 2007, related to the acquisition of Peak Devices.

Amortization expense of amortizing intangible assets was $264 and $69 for the three months ended March 31, 2008 and 2007, respectively.

10. Property, Plant and Equipment

Property, plant and equipment for operations consisted of the following:

	March 31, 2008	December 31, 2007
Land	$19,691	$19,691
Buildings	89,233	89,233
Leasehold improvements	5,463	5,029
Machinery and equipment	284,627	280,830
Furniture and fixtures	5,124	5,098
Computer equipment and software	30,934	29,876
Assets in process	35,169	28,310

	470,241	458,067
Accumulated depreciation	(259,992)	(253,514)

	$210,249	$204,553

For the three months ended March 31, 2008 and 2007, the Company incurred depreciation expense of $7,061 and $7,504, respectively.

11. Comprehensive Income

The components of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2008	2007
Net income	$4,480	$6,396
Other comprehensive income (loss):
Net unrealized gain (loss) on cash flow hedges, net of taxes	19	(39)
Net unrealized gain on available for sale investments, net of taxes	—	307

Comprehensive income	$4,499	$6,664

12. Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are re-measured at the period-end exchange rates. Certain non-monetary assets and liabilities are re-measured using historical rates. Statements of operations are re-measured at the prior month’s balance sheet rate. To manage its exposure to foreign currency exchange rate fluctuations, the Company enters into derivative financial instruments, including hedges. The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized into earnings. During the three months ended March 31, 2008, the Company reported foreign currency gains from re-measurement and hedging activity of $180 compared to $66 during the three months ended March 31, 2007.

As of March 31, 2008 and 2007, the Company had forward currency contracts outstanding of $1,530 and $4,550, respectively, all of which were designated as cash flow hedges.

13. Commitments and Contingencies

Legal Matters

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that TriQuint failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in TriQuint’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on or about May 25, 2007. On July 23, 2007, the Company filed separate motions for the dismissal of all claims in each case with the District Court for the District of Oregon. On September 28, 2007, the Plaintiffs filed a consolidated opposition to the Company’s motions for the dismissal of all claims in each case. On October 26, 2007, the Company filed separate reply briefs in support of its motions for the dismissal of all claims in each case. On March 13, 2008, the Court granted the Company’s motions for dismissal, but indicated that Plaintiffs could amend their complaint to address the grounds on which the Court based the dismissal. On March 28, 2008, the Plaintiffs filed an amended complaint pursuant to the Court’s ruling on the motions for dismissal.

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

14. Income Taxes

During the three months ended March 31, 2008 and 2007, the Company recorded income tax expense from continuing operations of $458 and $412, respectively. The income tax expense for both periods was primarily associated with taxes from the US entities. The Company’s income tax liability recorded on its condensed consolidated balance sheets relates primarily to management’s estimate of the income tax expense in the jurisdictions in which the Company has operations.

In January 2008, the Company made a $63,000 dividend distribution from its Costa Rica subsidiary. Of the $63,000 dividend, the majority was from previously taxed income and the remainder is taxable in 2008, on which a deferred tax liability was established in the prior year. No provision has been made for the U.S, state or additional foreign income taxes related to approximately $96,520 of undistributed earnings of foreign subsidiaries which have been, or are, intended to be permanently reinvested.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to expected demand and growth in the wireless handset, broadband, base station and military markets; changes in our critical accounting estimates; the reasonableness of our estimates; the ability to enter into military contracts; the effects of our acquisition of WJ Communications; our ability to meet our revenue guidance and penetrate our market; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; and expected capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “could,” “estimates,” “expects,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in Part II of this report entitled “Risk Factors”. These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not guarantee future results, levels of activity, performance or achievements. Moreover, we are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

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

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions to applications in the handset, networks and military markets. Our mission is, “Connecting the Digital World to the Global Network™,” and we accomplish this through a diversified product portfolio within the communications and military industries. In the handset market, we provide high performance devices such as RF filters, duplexers, small signal components, power amplifiers, switches and passive components. We have also developed integrated RF modules with the goal of maximizing content and minimizing stacked margins, by offering complete module solutions with almost all subcomponents sourced from our own technologies and manufacturing facilities. In the networks markets, we are a supplier of both active GaAs and passive SAW components. We provide the military market with phased-array radar antenna components and in 2005 were chosen to be the prime contractor on a Defense Advanced Research Projects Agency (“DARPA”) contract to develop high power wide band amplifiers in gallium nitride (“GaN”), a next generation GaAs-derived technology. In 2006, we obtained additional funding from the Office of Naval Research to improve manufacturing methods of producing high-power, high-voltage S-band GaAs amplifiers.

The semiconductor industry in general was subject to slumping demand and excess capacity from 2001 through 2004; however, demand began to grow in 2005 and remained strong through the first quarter of 2008. Wafer and semiconductor manufacturing facilities require a significant level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can create a material adverse impact on operating results. Gross margins improved during 2007, particularly during the fourth quarter, due to improved plant utilization and manufacturing yields, despite a second quarter charge of approximately $4 million for inventory that unexpectedly became excess, largely due to a reduction in demand from a significant customer. Revenue for our products decreased in the first quarter of 2008 due to expected revenue seasonality and this decrease resulted in lower gross margin. While gross margin for the quarter was lower than the fourth quarter of 2007 it was higher than the first quarter of 2007 due to a favorable product mix and good plant utilization. Equipment utilization in our Oregon factory has risen to the extent that we have decided to increase capital expenditures for equipment and increase the capacity of this factory. We expect to raise capacity 20-25% through these capital investments to add GaAs fab capacity in our Oregon factory as well as filter capacity in Florida. Gross margins are expected to trend upward in the third and fourth quarters of 2008 due primarily to higher sales volumes.

The handset market was strong in 2007, continuing into the first quarter of 2008. We believe the drivers for continued growth in the handset market remain strong as users in developed countries are looking for new features such as digital cameras, video recorders, music players, GPS, Bluetooth, internet access, mobile television and other video standards, leading to high handset replacement rates. This transition to more sophisticated handsets increases the RF content in each device, increasing our addressable market. Further, China, India and other emerging countries with improving economies are growing the consumer market by introducing a new customer base. In the past, however, during times of growing demand we have also experienced significant selling price pressure on some of our highest volume products. The current demand for increased RF content required for the higher data rates and increased functionality of new handset devices has allowed average selling prices to stabilize. However, this stabilization may not continue. In addition, the areas of growth from emerging countries may be driven by less advanced handsets that do not require the performance and size advantages our products offer. Typical functional price erosion is 10-15% per year offset by increasing content. For example, our content for a low cost GSM/GPRS phone is approximately $1.00 to $1.50 per unit. Our content for a third generation (3G) phone, which is quad band capable in the EDGE mode and supports 3 bands in the wide WCDMA mode, offers content of approximately $6.00.

The continued deployment of cellular systems in Asia and other emerging markets such as India have driven GSM/GPRS base station transceiver volumes to new record levels. However, softness in the CDMA infrastructure market coupled with slower than expected demand in wideband WCDMA/EDGE have resulted in a flat market for products targeting the traditional cellular base station market. We expect continued benefit in sales of our point-to-point radio products, largely resulting from build outs in developing countries and those areas of the world where wireless backhaul systems are prevalent.

Our networks market includes products that support the transfer of data at high rates across wireless or wired networks. Our products for this market include those related to Bluetooth, wireless local area networks (“WLANs”), (“WiFi”), worldwide interoperability for microwaved access (“WiMAX”), wireless broadband (“WiBro”), cable television (“CATV”), microwave radio, cordless telephones, automotive and optical communications. We also report our multi-market standard products in the networks category. We continue to work on developing lower cost products for our customers; however, this may result in flat to lower revenues for an increased number of units.

Revenues from the military market are generally for products in large scale programs with long lead-times. Once a component has been designed into an end-use product for a military application, the same component is generally used during the entire production life of the end-use product and as a result, we tend to produce large volumes of these components. Currently, we are actively engaged with multiple military industry contractors in the development of next-generation phased-array systems and have key design wins in major projects such as the Joint Strike Fighter and F-22 initiatives. In addition, in 2005 we entered into a multi-year contract from the DARPA to develop high power, wide band amplifiers in GaN; and in July 2006, we were awarded a $3.1 million contract to improve manufacturing methods of producing high-power, high-voltage S-band GaAs amplifiers from the Office of Naval Research. In 2007, we were awarded additional programs. From DARPA, we received a $1.3M program to optimize GaN technology for S-band. We also received a $1.6M program from the Office of Naval Research to develop 40V Gallium Arsenide High Power S-band Amplifiers. We expect to continue to win government funding for advanced technologies in the future and we expect to participate in other large projects such as the B-2 radar upgrade and hope to expand other programs in the future.

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

Revenues from our distributors are recognized when the product is sold to the distributors. Our distributor agreements provide for selling prices that are fixed at the date of sale, although we offer price protections, which are specific, of a fixed duration and for which we reserve. Further, the distributors are obligated to pay the amount and the price or payment obligation is not contingent on reselling the product. The distributors take title to the product and bear substantially all of the risks of ownership; the distributors have economic substance; we have no significant obligations for future performance to bring about resale. We can reasonably estimate the amount of future returns. Sales to our distributors were approximately 17% of our total revenues for three months ended March 31, 2008 and less than 12% during 2007. We allow our distributors to return products for warranty reasons; and stock rotation rights, within certain limitations, and reserve for such instances. Customers that are not distributors can only return products for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

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

During 2005, we reduced the value of three investments by a total of $0.2 million, net. Additionally during 2005, we sold $1.9 million of assets received from the liquidation of an investment we held in another privately held company including $1.0 million of intellectual property received from the liquidation. The intellectual property was held at a zero book value and we recorded a gain for the entire amount of proceeds received. The remaining assets received from the liquidation of the investment resulted in a gain of less than $0.1 million. During 2006, a previously impaired investment was purchased by another company and our holdings in the investment were liquidated. As a result, we recorded a recovery on the impairment of this investment of $0.1 million. During the three months ended March 31, 2008, we recorded an additional recovery on this investment of $0.1 million. CyOptics paid $0.4 million towards the promissory note for the three months ended March 31, 2008. No note repayments were received during the three months ended March 31, 2007.

At March 31, 2008 and December 31, 2007, our investments in privately held companies consisted of our CyOptics preferred stock and unsecured promissory note with carrying values of $6.8 million and $7.2 million, respectively.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. A significant amount of management judgment is involved in preparing our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation which include federal, state and international tax jurisdictions. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of March 31, 2008, we were not currently under audit by the U.S. income taxing authorities. We concluded federal income tax audits for the U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. A 2001 to 2003 German tax audit of our subsidiary, TriQuint Semiconductor GmbH, was completed during the third quarter of 2005. No significant adjustments were required as a result of the resolution of the audit. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate estimated liability has been established for potential exposures.

In January 2008, we made a $63.0 million dividend distribution from the Costa Rica subsidiary. Of the $63.0 million dividend, the majority was from previously taxed income and the remainder is taxable in 2008, on which a deferred tax liability was established in the prior year. No provision has been made for the U.S, state or additional foreign income taxes related to approximately $96.5 million of undistributed earnings of foreign subsidiaries which have been, or are, intended to be permanently reinvested.

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

Stock-Based Compensation

There were no significant changes to our stock-based compensation accounting estimates and assumptions in the three months ended March 31, 2008. Refer to our most recent Annual Report on Form 10-K for a complete description of our stock-based compensation accounting estimates and assumptions.

Acquisitions and Divestitures

On March 9, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WJ Communications, Inc., a Delaware corporation, and ML Acquisition, Inc., a Delaware corporation and our wholly-owned subsidiary. WJ Communications is a leading supplier of RF solutions for wireless infrastructure, and we expect the acquisition to allow us to expand our reach into the RF market.

Under the terms of the Merger Agreement, we will acquire by merger all outstanding shares of WJ Communications for $1.00 per share in cash. In addition, all of WJ Communications’ stock options will be cancelled for a payment of the $1.00 per share merger consideration minus the exercise price for the option, and all vested restricted stock and performance accelerated restricted stock units will receive the merger consideration and be cancelled. All unvested restricted stock and performance accelerated restricted stock units will continue and reflect the right to receive the merger consideration when they vest. The total purchase price will be approximately $72 million.

As a result of the acquisition, we expect to expand our presence in the wireless infrastructure market consisting of cellular base stations and wireless and cable broadband infrastructure. We anticipate doing this by focusing with WJ Communications on combining RF power, switching and filtering in cost effective module solutions for base station and other infrastructure applications.

The Merger Agreement contains certain termination rights and the closing of the merger is subject to the approval of WJ Communications’ shareholders, expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions.

Results of Operations

The following table sets forth the results of our operations expressed as a percentage of revenues for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of goods sold	65.4	68.9

Gross profit	34.6	31.1
Operating expenses:
Research, development and engineering	18.0	13.0
Selling, general and administrative	14.6	13.6
(Gain) loss on disposal of equipment	(0.4)	0.1

Total operating expenses	32.2	26.7

Operating income	2.4	4.4

Other income (expense):
Interest income	1.8	3.1
Interest expense	(0.0)	(1.5)
Foreign currency gain	0.1	0.1
Recovery of impairment	0.1	0.0
Other, net	(0.0)	0.1

Total other income, net	2.0	1.8

Income before income tax	4.4	6.2

Income tax expense	0.4	0.4

Net income	4.0%	5.8%

Three-Month Periods Ended March 31, 2008 and 2007

Revenues from Operations.

Our revenues increased $0.5 million or 0.5% to $111.1 million in the first quarter of 2008 compared to $110.6 million in the first quarter of 2007. Our revenues by end market for the first quarter of 2008 and 2007 were as follows:

(as a % of Total Revenues)	Three Months Ended March 31,
	2008	2007
Handsets	50%	53%
Networks	38%	35%
Military	12%	12%

Total	100%	100%

Handsets

Our revenues in the wireless handset market for the first quarter of 2008 decreased approximately 2% compared to the first quarter of 2007. The decrease was primarily due to decreases in revenue from our transmit modules and RF filters, which account for 56% of the handset revenues in the first quarter of 2008 compared with 65% of revenues in the first quarter of 2007. This decrease was offset by increases in revenue from our power amplifier modules and power amplifiers, which accounted for 34% of revenues in the first quarter of 2008 compared with 21% of revenues in the first quarter of 2007. Average sales prices for handset products for the first quarter of 2008 increased approximately 15% compared to the first quarter of 2007.

Our GSM/GPRS products decreased 19% due to customer specific inventory adjustments. The decreases in these products were partially offset by an increase in revenues of 20% from our WCDMA/EDGE and WLAN products.

(as a % of Handset Revenues)	Three Months Ended March 31,
	2008	2007
CDMA	39%	42%
GSM/GPRS	34%	41%
WCDMA/EDGE	22%	17%
Other	5%	0%

Total	100%	100%

Networks

Revenues from the networks market, which include WLAN, base station, and various standard products, increased approximately 11% in the first quarter of 2008 compared to the first quarter of 2007. This increase was primarily due to increases in revenues from WLAN, optical, cable, GPS and Broadband Wireless Access (“BWA”) products. These increases were partially offset by a decrease in GSM/GPRS and groundstation products. Revenue from WLAN products increased 103% in the first quarter of 2008 compared with the first quarter of 2007. Revenue from BWA products increased 507% in the first quarter of 2008 compared with the first quarter of 2007. BWA products includes WiMAX products that are growing due to the build up of WiMAX infrastructure.

Military

Revenues from our military-related products increased approximately 3% in the first quarter of 2008 compared to the first quarter of 2007. The increase in revenue in the first quarter of 2008 compared to the first quarter of 2007 was primarily due to increased sales of radar products and increased demand for filter products. The increases in revenues were partially offset by decreases in satellite products.

Domestic and International Revenues

Revenues from domestic customers were approximately $28.4 million in the first quarter of 2008, compared to $28.6 million in the first quarter of 2007. Revenues from international customers were approximately $82.7 million for the first quarter of 2008, compared $82.0 million for the first quarter of 2007. As a percentage of total revenues, revenues from international customers were 74% of revenues in the first quarter of 2008 compared to 74% in the first quarter of 2007. Revenues from international customers remained high due to strong demand for wireless handsets and infrastructure products in developing regions.

Gross Profit

Our gross profit as a percentage of revenues increased to 34.6% in the first quarter of 2008, compared to 31.1% in the first quarter of 2007. We were able to improve our gross margin in the first quarter of 2008 compared to the first quarter of 2007 primarily as a result of improved capacity utilization and a favorable product mix.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses during the first quarter of 2008 increased $5.6 million, or 39%, to $19.9 million, from $14.3 million in the first quarter of 2007. The increase in R&D expenses in the first quarter of 2008 compared with the first quarter of 2007 was due to increases in labor and technical supply costs required to support expected growth for the remainder of 2008.

Selling, general and administrative

Selling, general and administrative expenses during the first quarter of 2007 increased $1.2 million, or 8%, to $16.3 million, from $15.1 million in the first quarter of 2007. Our selling, general and administrative expenses increased in the first quarter of 2008 compared to the first quarter of 2007 primarily due to increased commissions, labor costs, and insurance costs.

Other income (expense), net

In the first quarter of 2008, we recorded net other income of $2.3 million, an increase of $0.4 million from the $1.9 million recorded in the first quarter of 2007. The change from the prior year was primarily due to increased foreign currency gain and a recovery of a previously impaired investment.

Income tax expense

In the first quarters of 2008 and 2007, we recorded a net income tax expense of $0.5 million and $0.4 million, respectively, primarily due to tax expense recorded from U.S. entities.

Liquidity and Capital Resources

Liquidity

As of March 31, 2008 our cash and cash equivalents increased $15.9 million, or 8%, to $219.4 million, from $203.5 million as of December 31, 2007. This increase in cash and cash equivalents during the three months ended March 31, 2008 was primarily due to a decrease in accounts receivable of $10.4 million, and an increase in accounts payable of $11.8 million. These cash inflows from operating activities were partially offset by increases in prepaid and other assets of $6.3 million, and an increase in inventory of $5.9 million, which, combined with other activity, contributed to cash flow from operating activities of $23.7 million. This net cash inflow was partially offset by cash used in investing activities of $10.0 million that was driven primarily by capital expenditures of $10.4 million. Further cash inflows included our cash provided by financing activities of $2.2 million, which increased by $1.8 million due to employee withholdings as part of our employee stock purchase plan program.

At March 31, 2008, our net accounts receivable balance decreased $10.4 million, or 14%, to $62.8 million, from $73.2 million at December 31, 2007. This decrease was primarily due to lower revenue in the first quarter of 2008 compared to the fourth quarter of 2007. Our days sales outstanding remained consistent 52 days at March 31, 2008 and December, 31, 2007.

At March 31, 2008, our net inventory balance increased $5.9 million, or 9%, to $73.2 million, compared to $67.2 million at December 31, 2007. The increase in inventory was due to lower sales and increases in raw material required to meet higher production levels expected in 2008.

At March 31, 2008, our net property, plant and equipment increased $5.6 million, or 3%, to $210.2 million, compared to $204.6 million at December 31, 2007. This increase was primarily due to capital expenditures of $10.4 million (net of $3.2 million still payable) during the three months ended March 31, 2008, partially offset by depreciation of $7.1 million. The capital expenditures made during the three months ended March 31, 2008 were primarily to increase capacity and to support new product development.

At March 31, 2008, our current liabilities increased $16.9 million, or 30%, to $73.4 million, compared to $56.5 million at December 31, 2007. The increase was primarily due to increases in trade payables driven by increased purchases of raw materials used in manufacturing, as well as increased payroll liabilities due to timing of our payroll cycle and employee stock purchase plan purchase.

As discussed in Note 14 to our Consolidated Financial Statements as of March 31, 2008, we have approximately $10.4 million associated with unrecognized tax benefits and tax related liabilities. These liabilities are included as “Long term income tax liability” in our Consolidated Balance Sheet because we generally do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities, and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Recent Transactions Affecting Liquidity

Upon closing, the acquisition of WJ Communications will result in a cash payment of approximately $72.0 million.

Sources of Liquidity

Our current cash, cash equivalent and short-term investment balances, together with cash anticipated to be generated from continuing operations are currently our principal sources of liquidity and we believe these will satisfy our projected working capital and capital expenditures for the next 12 months. The principal risks to these sources of liquidity are capital expenditures or investment needs in excess of our expectations, in which case we may be required to finance any additional requirements through additional equity offerings, debt financings or credit facilities. A small portion of our cash equivalents at year end were invested in funds that had exposure to sub-prime assets; however, these were settled for no loss subsequent to year end. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

We have currently budgeted capital expenditures of approximately $60.0 million to $80.0 million for 2008.

There have been no material changes in the disclosure related to our contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

See Note 4 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Off Balance Sheet Arrangements

As of March 31, 2008, we did not have any off balance sheet arrangements as defined in Regulation S-K Item 303 (a)(4). We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Our investments in cash equivalents are classified as available-for-sale securities and consist of highly rated, short term investments, such as money market funds, in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. In addition, at March 31, 2008, we did not have any investments in auction-rate securities. Further, we do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.

The following table shows the fair values of our investments as of March 31, 2008 (in millions):

	Cost	Fair Value
Cash and cash equivalents (including unrealized losses of less than $0.01)	$219.4	$219.4

Foreign Currency Risk

We are exposed to currency exchange rate fluctuations, as we sell our products internationally and have operations in Costa Rica and Germany. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We engage in limited foreign currency hedging transactions to hedge material cash flows that are not denominated in U.S. dollars, in accordance with a foreign exchange risk management policy approved by our Board of Directors. We primarily use currency forward contracts for this purpose. This hedging activity will reduce, but may not always entirely eliminate, the impact of currency exchange movements. As of March 31, 2008 and 2007, the notional amounts of forward currency exchange contracts outstanding were approximately $1.5 million and $4.5 million, respectively, both of which were designated as cash flow hedges. Our existing hedge will settle on June 30, 2008 and we do not plan to resume cash flow hedging in the future. We had no contracts designated as fair value hedges at March 31, 2008 or 2007.

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

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that TriQuint failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in TriQuint’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on or about May 25, 2007. On July 23, 2007, we filed separate motions for the dismissal of all claims in each case with the District Court for the District of Oregon. On September 28, 2007, the Plaintiffs filed a consolidated opposition to our motions for the dismissal of all claims in each case. On October 26, 2007, we filed separate reply briefs in support of its motions for the dismissal of all claims in each case. On March 13, 2008, the Court granted us motions for dismissal, but indicated that Plaintiffs could amend their complaint to address the grounds on which the Court based the dismissal. On March 28, 2008, the Plaintiffs filed an amended complaint pursuant to the Court’s ruling on the motions for dismissal.

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

Our quarterly and annual results of operations have varied in the past and may vary significantly in the future due to a number of factors including the following:

•	cancellation or delay of customer orders or shipments;

•	market acceptance of our products and those of our customers;

•	market acceptance of new/developing technologies that perform in a manner comparable to our products;

•	variability of the life cycles of our customers’ products;

•	variations in manufacturing capacity and yields, including additional costs or delays in increasing manufacturing capacity needed to support increasing customer demand;

•	changes in the mix of products we sell;

•	variations in operating expenses;

•	variations in product warranty claims;

•	impairments of our assets;

•	the long sales cycles associated with our products;

•	the timing and level of product and process development costs;

•	variations in raw material availability, quality and costs;

•	delays in new process qualification or delays in transferring processes;

•	the timing and level of nonrecurring engineering revenues and expenses relating to customer-specific products;

•	significant changes in our own inventory levels as well as our customers’; and

•	delivery terms requiring that we cover shipment and insurance costs as well as import/export duty costs.

We expect that our operating results will continue to fluctuate in the future as a result of these and other factors. Any unfavorable changes in these or other factors could cause our results of operations to suffer as they have in the past. Due to potential fluctuations, period-to-period comparisons of our results of operations are not necessarily indicative of our future performance.

New competitive products and technologies brought into the market could reduce demand for our current product offerings. Our business may be adversely affected if we fail to successfully introduce new products or to gain our customers’ acceptance of those new products.

The markets for electronic communications applications in which we participate are characterized by the following:

•	intense competition;

•	rapid technological change;

•	cyclical demand; and

•	short product life cycles.

We compete with U.S. and international semiconductor manufacturers including Skyworks, RF Micro Devices and Anadigics. Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. We expect intensified competition from existing integrated circuit, SAW and BAW device suppliers, and from the entry of new competitors into our target markets. The operations of some companies producing products similar to ours for their internal requirements also contribute to a competitive environment.

Competition is primarily based on performance characteristics such as speed, complexity and power dissipation. Other principal competitive factors include:

•	prices of competitors’ products;

•	the timeliness of adoption of new technology;

•	market acceptance of varying technologies;

•	impact of new technologies on the demand for our existing products;

•	product quality; and

•	strategic customer relationships.

Competition from existing or potential competitors may increase due to a number of factors including the following:

•	new or emerging technologies in integrated circuit design using alternative materials;

•	new or emerging technologies such as digital filtering direct conversion as alternatives to SAW filters;

•	mergers and acquisitions of our customers with our competitors or other entities;

•	longer operating histories and presence in key markets;

•	strategic relationships between, or mergers of, our competitors;

•	ability to obtain raw materials at lower costs due to larger purchasing volumes or other advantageous supply relationships;

•	access to a wider customer base; and

•	access to greater financial, technical, manufacturing and marketing resources.

Due to the proprietary nature of our products, competition occurs almost exclusively at the system design stage. As a result, a design win by our competitors or by us typically limits further competition with respect to manufacturing a given design. Additionally, compared to GaAs, manufacturers of high performance silicon integrated circuits have achieved greater market acceptance of their existing products and technologies in some applications. Further, we compete with both GaAs and silicon suppliers in all of our target markets. If we are unable to effectively compete in these markets, our results of operations may be adversely affected.

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

Our future success will depend, in part, upon our ability to successfully develop and introduce new products based on emerging industry standards. We have and must continue to perform significant research and development into advanced material development such as GaN, and silicon carbide to compete with future technologies of our competitors. These research and development efforts may not be accepted by our customers, and therefore may not achieve sustained production in the future. Further, we may not be able to improve our existing products and process technologies, or be able to develop new technologies in a timely manner or effectively support industry standards. If we fail to design and produce these products in a manner acceptable to our customers, or have incorrectly anticipated our customers’ demand for these types of products, our business, financial condition and results of operations could suffer.

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

We typically have customers who generate more than 10% of our revenues for a given period. For example, in 2007, Motorola and Samsung each represented more than 10% of our revenues, and together accounted for approximately 26% of our revenue. In the three months ended March 31, 2008, Motorola accounted for more than 10% of our revenues. We do not assure you we will be able to retain these customers in the future, and any significant loss of, or a significant reduction in purchases by, one or more of these customers could have an adverse affect on our financial condition and results of operations. Further, the consolidation of our customers may result in increased customer concentration and/or the potential loss of customers, which could also negatively affect our financial condition and results of operations.

If we build products to support high volume forecasts that never materialize into orders, we may have to write-off excess and obsolete inventory or reduce our prices.

We typically increase our inventory levels to meet forecasted future demand. If the forecasted demand does not materialize into purchase orders for these products, we may be required to write-off our inventory balances or reduce the value of our inventory to fair value, based on a reduced sales price. A write-off of the inventory, or a reduction in the inventory value due to a sales price reduction, could have a material adverse effect on our financial condition and operating results. In the second quarter of 2007, we incurred $4.1 million in excess inventory charges primarily due to reduced demand for a single device from a specific customer. We could incur similar charges in the future, which would negatively affect our financial condition. Further, if we are unable to generate targeted operating cash flow projections, we may not satisfy market expectations, which could negatively affect our stock price.

Our revenues are at risk if we do not introduce new products and/or decrease costs.

The production of GaAs integrated circuits has been and continues to be more costly than the production of silicon devices. Although we have reduced production costs through decreasing raw wafer costs, increasing wafer size and fabrication yields, decreasing die size and achieving higher volumes, we do not assure you we will be able to continue to decrease production costs. Further, the average selling prices of our products have historically decreased over the products’ lives and we expect them to continue to do so.

To offset these decreases, we must achieve yield improvements and other cost reductions for existing products and introduce new products that can be manufactured at lower costs. However, we believe our costs of producing GaAs integrated circuits will continue to exceed the costs associated with the production of silicon devices. As a result, to remain competitive, we must offer devices which provide performance superior to silicon-based solutions. If we do not continue to identify markets that require performance superior to that offered by silicon solutions or if we do not continue to offer products that provide sufficiently superior performance to offset the cost differentials, our operating results could be adversely affected.

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

We may be unable to achieve expected yields on new products prior to experiencing average selling price pressure on them. If our cost reductions and new product introductions do not occur in a timely manner or do not achieve market acceptance, our results of operations could suffer.

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

If we fail to sell a high volume of our products, including customer-specific products, our operating results could be harmed.

Because large portions of our manufacturing costs are relatively fixed, high manufacturing volumes are critical to our operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed. During periods of decreased demand, our high fixed manufacturing costs negatively affect our results of operations. We manufacture a substantial portion of our products to address the needs of individual customers. We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed in the short-term. Because customer-specific products are developed for unique applications, we expect that some of our current and future customer-specific products may never be produced in sufficient volume and may impair our ability to cover our fixed manufacturing costs. If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs in the short-term and our operating results would be harmed. In addition, we are selling products to an increasing number of our customers on a consignment basis, which can limit our ability to forecast revenues and adjust our costs in the short-term, which could have an adverse effect on our results of operations.

In some areas of our business, particularly in handsets, we have customers who ship their completed products in very large unit volumes. If we are unable to support our customers when their production volume increases, we may be considered an undependable supplier and our customers may seek alternate suppliers for products that we may have anticipated producing over an extended period of time and in large quantities, which could adversely affect our results of operations. In addition, if we experience delays in completing designs, fail to obtain development contracts from customers whose products are successful, or fail to have our product designed into the next generation product of existing volume production customers, our revenues could be harmed.

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

In the three months ended March 31, 2008, 2007 and 2006, we received a portion of our revenues from the U.S. government or from prime contractors on U.S. government sponsored programs principally for military applications. These military programs with the U.S. government generally have long lead times, such as the DARPA contract and F-22 Raptor and Joint Strike Fighter aircraft programs. These military programs are also subject to delays or cancellation. Further, spending on military contracts can vary significantly depending on funding from the U.S. government. We believe our government and military contracts in the recent past have been negatively affected by military operations such as the war in Iraq, as the government has allocated more funding to the war and less on new development and long-term programs, such as the ones in which we participate. Reductions in military funding or the loss of a significant military program or contract would have a material adverse effect on our operating results.

We face risks from failures in our manufacturing processes, the maintenance of our fabrication facilities and the processes of our vendors.

The fabrication of integrated circuits, particularly those made of GaAs, is a highly complex and precise process. Our integrated circuits are primarily manufactured on wafers made of GaAs while our SAW filters are currently manufactured primarily on LiNbO3, LiTaO3 and quartz wafers and our BAW wafers are currently manufactured on sapphire or silicon wafers. We refer to the proportion of final components that have been processed, assembled and tested relative to the gross number of components that could be constructed from the raw materials as our manufacturing yield. Compared to the manufacturing of silicon integrated circuits, GaAs technology is less mature and more difficult to design and manufacture within specifications in large volume. In addition, the more brittle nature of GaAs wafers can result in lower manufacturing yields than with silicon wafers. Further, during manufacturing, each wafer is processed to contain numerous integrated circuits or SAW/BAW filters which may also result in lower manufacturing yields. As a result, we may reject or be unable to sell a substantial percentage of wafers or the components on a given wafer because of, among other factors:

•	minute impurities;

•	difficulties in the fabrication process, such as failure of special equipment, operator error or power outages;

•	defects in the masks used to print circuits on a wafer;

•	electrical and/or optical performance; or

•	wafer breakage.

In the past we have experienced lower than expected manufacturing yields, which have delayed product shipments and negatively affected our results of operations. We may experience similar difficulty in maintaining acceptable manufacturing yields in the future.

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

The transfer of production of a product to a different facility often requires the qualification of the facility by certain customers. If such changes and transfers are not implemented on a cost-effective basis or cause delays or disruption in our production, our results of operations could be adversely affected. We also depend on certain vendors for components, equipment and services. We maintain stringent policies regarding qualification of these vendors. However, if these vendors’ processes vary in reliability or quality, they could negatively affect our products, and thereby, our results of operations.

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

Location	Type of Disaster	Approximate Percent of Total*
		Fixed Assets	Revenues
Apopka, Florida	H	13%	20%
Bend, Oregon	E, V	0%	0%
Boulder, Colorado	E, H	0%	0%
Dallas, Texas	H	46%	20%
Hillsboro, Oregon	E, V	33%	60%
San Jose, Costa Rica	E, V, H	8%	20%

E—	Earthquake/mudslide

V—	Volcanic eruption

H—	Hurricane and/or tornado and flooding

*	Figures are based on revenues for the year ended March 31, 2008 or net fixed assets as of March 31, 2008. Additionally, the sum may be greater than 100% due to shared risks between locations.

Any disruptions from these or other natural disasters would have a material adverse effect on our operations and financial results.

Our operating results could be harmed if we lose access to sole or limited sources of materials, equipment or services or if our third party providers are unable to fulfill our requirements.

We currently obtain a portion of the components, equipment and services for our products from limited or single sources, such as certain ceramic packages and chemicals. We purchase these components, equipment, supplies and services on a purchase order basis, do not carry significant inventories and generally do not have long-term supply contracts with these vendors. Our requirements are relatively small compared to silicon semiconductor manufacturers. Because we often do not account for a significant part of our vendors’ business, we may not have access to sufficient capacity from these vendors in periods of high demand. We currently use subcontractors for the majority of our integrated circuit and module assemblies, as well as final product testing. Further, we expect our utilization of subcontractors to grow as module products become a larger portion of our product revenues. If these subcontractors are unable to meet our needs, it could prevent or delay production shipments that could negatively affect our results of operations and our customer relationships. If we were to change any of our sole or limited source vendors or subcontractors, we would be required to requalify each new vendor and subcontractor. Requalification, which can take up to 12 months, could prevent or delay product shipments, which could negatively affect our results of operations. In some cases, it would be difficult to replace these suppliers.

There are certain risks associated with dependence on third party providers, such as minimal control over delivery scheduling, adequate capacity during demand peaks, warranty issues and protection of intellectual property. Our reliance on a limited number of suppliers for certain raw materials and parts may impair our ability to produce our products on time and with acceptable yields. At times in the past, we have experienced difficulties in obtaining ceramic packages and lids used in the production of bandpass filters. At other times, the acquisition of relatively simple devices, such as capacitors, has been problematic because of the large demand swings that can occur in the handset market for such components. Our success in obtaining these products is critical to the overall success of our business. If our suppliers were unable to meet our delivery schedules or went out of business, we could have difficulty locating an alternative source, harming our business. In addition, our reliance on third-party vendors and subcontractors may negatively affect our production if the services vary in reliability or quality. If we are unable to obtain timely deliveries of our source materials in sufficient quantities and of acceptable quality or if the prices increase, our results of operations could be harmed.

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

The fabrication of integrated circuits and SAW/BAW filters from substrate materials and the modules containing these components is a highly complex and precise process. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to rework or replace the products. Our products may contain undetected defects or failures that only become evident after we commence volume shipments, which we may experience from time to time. Other defects or failures may also occur in the future. If such failures or defects occur, we could:

•	lose revenues;

•	incur increased costs such as warranty expense and costs associated with customer support;

•	experience delays, cancellations or rescheduling of orders for our products; or

•	experience increased product returns or discounts;

all of which could negatively affect our financial condition and results of operations.

We may face fines or our facilities could be closed if we fail to comply with environmental regulations.

Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in our manufacturing process. For our manufacturing facilities, we generally provide our own manufacturing waste treatment and contract for disposal of some materials. We are required to report usage of environmentally hazardous materials. The failure to comply with present or future regulations could result in our having to pay a fine, suspend production, or cease our operations. These regulations could require us to acquire significant equipment or to incur other substantial expenses to comply with environmental regulations. Further, new environmental initiatives could affect the materials we currently use in production. Any failure by us to control the use of, or to adequately restrict the discharge of, hazardous substances could subject us to future liabilities and harm our financial condition and results of operations.

Environmental regulations such as the WEEE and RoHS directives may require us to redesign our products and to develop compliance administration systems.

Various countries have begun to require companies selling a broad range of electrical equipment to conform to regulations such as the Waste Electrical and Electronic Equipment Directive (WEEE) and the European Union Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS). We expect additional countries and locations to adopt similar regulations in the future. New environmental standards such as these could require us to redesign our products in order to comply with the standards, and require the development of compliance administration systems. For example, RoHS requires that certain substances be removed from all electronic components. We have already invested significant resources into developing compliance tracking systems, and further investments may be required. Additionally, we may incur significant costs to redesign our products and to develop compliance administration systems; however, alternative designs may have an adverse effect on our gross profit margin. If we cannot develop compliant products timely or properly administer our compliance programs, our revenues may also decline due to lower sales, which would adversely affect our operating results. Further, if we were found to be non-compliant with any rule or regulation, we could be subject to fines, penalties and/or restrictions imposed by government agencies that could adversely affect our operating results.

Customers may delay or cancel orders due to regulatory delays.

The increasing significance of electronic communications products has increased pressure on regulatory bodies worldwide to adopt new standards for electronic communications, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in the regulatory approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. These delays have in the past had, and may in the future have, a negative effect on our sales and our results of operations.

If we fail to manage our growth effectively or to integrate WJ Communications and any future acquisitions, or if we unsuccessfully invest in privately held companies, our business could be harmed.

On an ongoing basis, we review acquisition and investment opportunities that would strengthen our product line, expand market presence and complement our technologies. We expect to complete the acquisition of WJ Communications, Inc. in the near future. We face risks from our recent and any future acquisitions or investments, including the following:

•	we may fail to retain the key employees or successfully integrate personnel of newly acquired companies required to make the operation successful;

•	we may experience difficulties integrating our financial and operating systems and maintaining effective internal controls over financial reporting;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and risk management;

•	our ongoing business and operations, particularly our manufacturing yields, may be disrupted or receive insufficient management attention;

•	we may not cost-effectively and rapidly incorporate the technologies we acquire or recognize the cost savings or other financial benefits we anticipated;

•	we may not be able to cost-effectively develop commercial products using the newly acquired technology;

•	we may not be able to meet the demands of and/or retain the existing customers of newly acquired operations;

•	our corporate culture may clash with that of the acquired businesses; and

•	we may incur unknown liabilities associated with acquired businesses.

We face risks from equity investments in privately held companies, such as:

•	we may not realize the expected benefits associated with the investment resulting in a partial or total write-off of this investment;

•	additional rounds of funding may substantially dilute our position if we do not participate in the subsequent funding;

•	we may need to provide additional funding to support the privately held company; or

•	if the value of the equity investment decreases, we may realize losses on our holdings.

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

Our future success depends in large part on the continued service of our key technical, marketing and management personnel. We also depend on our ability to continue to identify, attract and retain qualified technical employees, particularly highly skilled design, process and test engineers involved in the manufacture and development of our products and processes. We must also recruit and train employees to manufacture our products without a substantial reduction in manufacturing yields. There are many other semiconductor companies located in the communities near our facilities and it may become increasingly difficult for us to attract and retain key personnel. The competition for key employees is intense, and the loss of key employees could negatively affect our business.

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

In the future, we may need to engage in legal actions to enforce our intellectual property rights, which could require the spending of a significant amount of resources and the attention and efforts of our management and technical personnel. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could have a material adverse effect on our business. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties and prevent us from manufacturing and selling our products. Any of these situations could have a material adverse effect on our business.

Our ability to produce our products may suffer if someone claims we infringe on their intellectual property.

The integrated circuit, SAW and BAW device industries are characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. If it is necessary or desirable, we may seek licenses under such patents or other intellectual property rights. However, we cannot be certain that licenses will be offered or that we would find the terms of licenses that are offered acceptable or commercially reasonable. Our failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products. We have in the past paid substantial legal fees in defending ourselves against patent infringement claims and may be required to do so again in future claims. . Litigation by or against us could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination. In the event of an adverse result in any litigation, we could be required to:

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

We may be subject to other lawsuits and claims relating to our products.

We cannot be sure that third parties will not assert product liability or other claims against us, our customers or our licensors with respect to existing and future products. Any litigation to determine the validity of any third party’s claims could result in significant expense and liability to us and divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor or covered by insurance.

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

Our business may suffer due to risks associated with our operations and employees located outside of the U.S.

Our sales outside of the U.S. during the three months ended March 31, 2008 and 2007 were 74% of total revenues. A number of our employees and operations are located in countries other than the U.S. We also employ contractors in other countries to perform certain packaging and test operations for us. The laws and operating conditions of these countries may differ substantially from that of the U.S. As a result of having a significant amount of sales outside of the U.S., we face inherent risks from these operations, including but not limited to:

•	imposition of restrictive government actions, including controls, expropriations and interventions;

•	currency exchange rate fluctuations;

•	longer payment cycles and difficulties related to the collection of receivables from international customers;

•	reduced protection for intellectual property rights in some countries;

•	unfavorable tax laws;

•	difficulty obtaining distribution and support;

•	political instability;

•	tariffs and other trade barriers;

•	labor shortages and disputes;

•	financial institution failure;

•	widespread illness, acts of terrorism or war;

•	disruption of production processes;

•	power interruptions;

•	interruption of freight channels and delivery schedules; and

•	fraud.

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

We are subject to taxation in many different countries and localities worldwide. In some jurisdictions, we have employed specific business strategies to minimize our tax exposure. To the extent the tax laws and regulations in these various countries and localities could change, our tax liability in general could increase or our tax saving strategies could be threatened. Such changes could have a material adverse effect on our operations and financial results. For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 50% exemption through 2011. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative effect on our net income

In addition, the U.S. Internal Revenue Service and several foreign tax authorities could assert additional taxes associated with our foreign subsidiaries’ activities.

Our operating results may be negatively affected by class action or derivative lawsuits.

Following periods of volatility in the market price of a company’s stock, some stockholders may file securities class action litigation. Such litigation has occurred in the past and could occur again in the future. In 2007, two purported derivative actions filed in the United States District Court for the District of Oregon were consolidated. The plaintiffs alleged that certain of our officers and directors violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. We have filed motions for the dismissal of all claims. The plaintiffs have filed an amendment of their complaint. While no action has yet been taken by the Court, our management has spent time defending the claims of the current derivative suit. We also incurred legal fees to defend ourselves. Future claims, if any, could harm our operating results, and we may incur significant legal fees defending these claims. Further, defending these claims distracts our management from running our business.

Our stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of approximately $7.08 to a low of approximately $3.77 during the 52 weeks ended March 31, 2008. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly. Further, high stock price volatility could result in higher stock-based compensation expense.

Our certificate of incorporation and bylaws include anti-takeover provisions, which may deter or prevent a takeover attempt.

Some provisions of our certificate of incorporation and amended and restated bylaws and the provisions of Delaware General Corporate Law may deter or prevent a takeover attempt, including a takeover that might result in a premium over the market price for our common stock. Our certificate of incorporation and amended and restated bylaws include provisions such as:

•	Cumulative voting. Our stockholders are entitled to cumulate their votes for directors.

•

Stockholder proposals and nominations. Our stockholders must give advance notice, generally 120 days prior to the relevant meeting, to nominate a candidate for director or present a proposal to our stockholders at a meeting. These notice requirements could inhibit a takeover by delaying stockholder action.

•

Stockholder rights plan. We may trigger our stockholder rights plan in the event our board of directors does not agree to an acquisition proposal. The rights plan may make it more difficult and costly to acquire our company.

•

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

In addition, Delaware General Corporate Law restricts business combinations with some stockholders once the stockholder acquires 15% or more of our common stock. The Delaware statute makes it harder for our company to be acquired without the consent of our board of directors and management.

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

TRIQUINT SEMICONDUCTOR, INC.

Dated: May 6, 2008	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: May 6, 2008	By:	/s/ STEVE BUHALY
Steve Buhaly
Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.