Form 10-Q
period 2008-06-30
TRIQUINT SEMICONDUCTOR INC
filed 2008-08-06
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

As of August 1, 2008, there were 144,716,394 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$126,957	$113,771	$238,095	$224,374
Cost of goods sold	83,042	83,603	155,734	159,815

Gross profit	43,915	30,168	82,361	64,559
Operating expenses:
Research, development and engineering	21,664	15,040	41,607	29,368
Selling, general and administrative	18,758	15,623	35,039	30,689
In-process research and development	1,400	—	1,400	—
Loss (gain) on disposal of equipment	16	(10)	(417)	86

Total operating expenses	41,838	30,653	77,629	60,143

Income (loss) from operations	2,077	(485)	4,732	4,416

Other income (expense):
Interest income	1,115	1,928	3,116	5,365
Interest expense	(10)	(5)	(14)	(1,636)
Foreign currency gain	399	129	579	195
Recovery of impairment	—	—	105	—
Other, net	18	(2)	19	33

Total other income, net	1,522	2,050	3,805	3,957

Income, before income tax	3,599	1,565	8,537	8,373
Income tax expense	235	214	693	626

Net income	$3,364	$1,351	$7,844	$7,747

Basic per share net income:	$0.02	$0.01	$0.05	$0.06

Diluted per share net income:	$0.02	$0.01	$0.05	$0.05

Common equivalent shares:
Basic	143,712	139,666	143,332	139,150
Diluted	146,888	142,183	145,761	141,536

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$96,315	$203,501
Investments in marketable securities	2,005	—
Accounts receivable, net	80,380	73,185
Inventories, net	109,675	67,231
Prepaid expenses	8,212	4,778
Other current assets	23,696	10,890

Total current assets	320,283	359,585
Property, plant and equipment, net	247,973	204,553
Goodwill (Note 11)	34,407	4,817
Intangible assets, net (Note 11)	35,625	5,492
Other noncurrent assets, net	29,559	12,014

Total assets	$667,847	$586,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,963	$29,423
Accrued payroll	17,383	17,179
Other accrued liabilities	15,989	9,875

Total current liabilities	107,335	56,477

Long-term liabilities:
Long term income tax liability	10,520	10,193
Other long-term liabilities	14,857	4,943

Total liabilities	132,712	71,613

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $.001 par value, 600,000,000 shares authorized, 144,641,824 shares and 142,903,784 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	145	143
Additional paid-in capital	508,568	496,083
Accumulated other comprehensive income	627	671
Retained earnings	25,795	17,951

Total stockholders’ equity	535,135	514,848

Total liabilities and stockholders’ equity	$667,847	$586,461

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$7,844	$7,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,264	15,266
Stock-based compensation expense	5,178	3,840
Write-off of in process research and development	1,400	—
Other	(359)	86

Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(669)	(6,515)
Inventories, net	(32,011)	5,272
Other assets	(8,221)	1,732
Accounts payable and accrued expenses	22,536	(16,714)

Net cash provided by operating activities	10,962	10,714

Cash flows from investing activities:
Purchase of available-for-sale investments	(22,149)	(79,050)
Maturity/sale of available-for-sale investments	2,500	281,850
Repayment of advances to other companies	883	498
Proceeds from sale of assets	388	—
Other	(137)	—
Business acquisition, net of cash acquired (Note 5)	(61,462)	—
Capital expenditures	(45,535)	(18,463)

Net cash (used in) provided by investing activities	(125,512)	184,835

Cash flows from financing activities:
Repayment of convertible subordinated notes	—	(218,755)
Issuance of common stock, net	7,364	7,202

Net cash provided by (used in) financing activities	7,364	(211,553)

Net decrease in cash and cash equivalents	(107,186)	(16,004)
Cash and cash equivalents at beginning of period	203,501	133,918

Cash and cash equivalents at end of period	$96,315	$117,914

Supplemental disclosures:
Cash paid for interest	$—	$4,375
Cash paid for income taxes	$797	$683
Sabbatical-cumulative adjustment	$—	$1,454

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

The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarter, which were June 28, 2008 and June 30, 2007, respectively. For convenience, the Company has indicated that its second quarter ended on June 30. The Company’s fiscal year ends on December 31.

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

3. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company on January 1, 2009. The Company does not believe that the adoption of SFAS No. 141R will have a material impact on its consolidated results of operations and financial condition.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about “Derivative Instruments and Hedging Activities,” (SFAS No. 161) which amends disclosure requirements under Statement 133. SFAS No. 161 requires companies with derivative instruments to disclose information on how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement

133 and related Interpretations, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The Company is still evaluating the impact of this pronouncement on its consolidated results of operations and financial condition.

In April 2008, the FASB issued FASB Staff Position 142-3 (FSP 142-3), “Determination of the Useful Life of Intangible Assets,” which is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning after December 15, 2008 requires additional FSP 142-3 disclosures be applied prospectively to all intangible assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. The Company is still evaluating the impact of this pronouncement on its consolidated results of operations and financial condition.

4. Fair Value of Financial Instruments

The Company measures at fair value certain financial assets and liabilities, including cash equivalents, short term securities and long term securities. SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Fair Value Measurements as of June 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—money market funds	$96,315	$96,315	$—	$—
Short-term—marketable securities	$2,005	$—	$2,005	$—
Long-term—marketable securities	$17,733	$—	$17,733	$—

Total	$116,053	$96,315	$19,738	$—

The Company has deferred the adoption of SFAS No. 157 with respect to nonfinancial assets and liabilities in accordance with the provisions of FSP FAS 157-2, “Effective Date of FASB Statement No. 157.”

5. Business Combinations

Peak Devices, Inc

On August 31, 2007, the Company completed the acquisition of Peak Devices, Inc. (“Peak”), a privately-held, fabless semiconductor company focused on the fabrication of radio frequency discrete transistors, which is technology aligned with the Company’s current market focus. The Company paid $14,922 in cash on the closing date and as of June 30, 2008 the Company has paid an additional $183 of direct acquisition costs. No such charges were incurred during the six months ended June 30, 2007. Of the $14,922, $1,500 is held in escrow for payment of claims and liabilities that may result from this acquisition. No amounts have been released from escrow. The escrow period expires on December 31, 2008. The Company is also obligated to pay earnout payments to the former shareholders of Peak based on 10% of the gross margin from sales of Peak technology- based products less a quarterly threshold over a five-year period from 2008 to 2012. These earnout amounts are not contingent on continued employment of the former shareholders. As of June 30, 2008, the Company has yet to recognize earnout charges related to the sales of Peak technology-based products.

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

The results of operations for the Peak business were included in the Company’s consolidated statements of operations for the 2007 period subsequent to the acquisition date as well as during the six months ended June 30, 2008. Pro forma results of operations have not been presented for this acquisition because its effect was not material to the Company.

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

The fair value underlying the $7,600 assigned to acquire IPR&D from the Peak acquisition was determined by identifying research projects in areas for which technological feasibility had not been established and there were no alternative future uses. The acquired IPR&D consisted of wide band transistor products and was approximately 75% complete as of June 30, 2008. This technology is being integrated into products expected to be completed in 2008. There has been no material change in the estimated cost of these projects.

The fair value of IPR&D was determined by an income approach where fair value is the present value of projected net free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over a 10-year period was discounted at a rate of 40%, which reflected the stage of completion and the technical risks associated with achieving technological feasibility. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the IPR&D, the useful life of the technology and the profitability levels of the technology. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, R&D costs, SG&A costs, asset requirements and income taxes. The stage of completion of the products at the date of the acquisition were estimated based on the tasks required to develop the technology into a commercially viable product. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that the Company will realize any anticipated benefits of the acquisition. The risks associated with IPR&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

To the extent that estimated completion dates are not met, the risk of competitive product introduction is greater and revenue opportunity may be permanently lost.

WJ Communications, Inc

On May 22, 2008, the Company completed the acquisition of WJ Communications, Inc (“WJ”), a radio frequency (“RF”) semiconductor company that provides RF product solutions worldwide to communications equipment companies. The acquisition will enable the Company to combine RF power, switching and filtering in cost effective module solutions for base station and other infrastructure applications. The Company paid $71,957 in cash on the closing date, paid $344 of direct acquisition costs during the second quarter of 2008 and accrued an additional $311 for direct acquisition costs for 100% of the shares of WJ.

The Company accounted for the WJ acquisition as a purchase in accordance with SFAS No. 141, “Business Combinations.” Details of the purchase price are as follows:

Cash paid at closing	$71,957
Acquisition costs	655

Total	$72,612

The total purchase price was preliminarily allocated to WJ’s assets and liabilities based upon fair values as determined by the Company. Further adjustments to these estimates may be included in the final allocation of the purchase price of WJ, if the adjustment is determined within the purchase price allocation period (up to twelve months from the closing date).

Cash	$10,839
Accounts receivables and other assets	7,472
Inventory	10,433
Property, plant and equipment	4,673
Intangible assets (Note 11)	31,000
In-process research and development	1,400
Goodwill (Note 11)	29,559
Payables and other liabilities	(22,764)

Total	$72,612

The Company recognized goodwill of $29,559 which represents payment in excess of the fair values of WJ’s assets and liabilities because this acquisition will enable the Company to combine RF power, switching and filtering in cost effective module solutions for base station and other infrastructure applications.

The results of operations for the WJ business are included in the Company’s consolidated statements of operations for the period from May 23, 2008 through June 30, 2008. The following unaudited pro forma consolidated information gives effect to the acquisition of WJ as if it had occurred on January 1, 2007 and 2008 by consolidating the results of operations of WJ with the results of operations of the Company for the three and six months ended June 30, 2007 and 2008.

Proforma results of operations (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	132,294	126,515	253,685	247,875
Net Income	190	(1,012)	138	(892)
Basic EPS	0.00	(0.01)	0.00	(0.01)
Diluted EPS	0.00	(0.01)	0.00	(0.01)

The acquisition also resulted in the recognition of $1,400 of in process research and development costs which the Company has written off in operating expenses in the quarter ended June 30, 2008.

In-process research and development (“IPR&D”) represented projects from the WJ acquisition that had not reached technological feasibility and had no alternative future use when acquired but had been developed to a point where there was value associated with them in relation to potential future revenue. Using the income approach to value the IPR&D, the Company determined that $1,400 of the purchase price represented purchased in-process technology. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned value was expensed immediately into operating expenses upon the closing date of the acquisition.

The fair value underlying the $1,400 assigned to acquire IPR&D from the WJ acquisition was determined by identifying research projects in areas for which technological feasibility had not been established and there were no alternative future uses. The acquired IPR&D consisted of small, signal, and power products and was approximately 20% - 40% complete as of June 30, 2008. This technology is being integrated into products expected to be completed in 2008 and 2009. There has been no material change in the estimated cost of these projects.

The fair value of IPR&D was determined by an income approach where fair value is the present value of projected net free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over a 5 year period was discounted at a rate of 25% which reflected the stage of completion and the technical risks associated with achieving technological feasibility. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the IPR&D, the useful life of the technology and the profitability levels of the technology. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, R&D costs, SG&A costs, asset requirements and income taxes. The stage of completion of the products at the date of the acquisition was estimated based on the tasks required to develop the technology into a commercially viable product and the costs remaining to completion. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that we will realize any anticipated benefits of the acquisition. The risks associated with IPR&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

To the extent that estimated completion dates are not met, the risk of competitive product introduction is greater and revenue opportunity may be permanently lost.

In accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” the Company committed to a restructuring plan to consolidate facilities in San Jose and China and to reduce certain redundant positions in the WJ operations as a result of the acquisition. The consolidation of the facilities is expected to be completed in Q3 2008 and the reduction of personnel is expected to be completed by the end of 2008. The plan to consolidate facilities includes partial abandonment of the San Jose facility and full abandonment of the China leases. The China and San Jose leases expire in 2009 and 2011, respectively.

The following table summarizes the charges taken as part of the restructuring plan:

	Personnel	Lease abandonment costs	Total
Beginning balance	$3,859	$11,148	$15,007
Payments	(211)	(185)	(396)

Balance at June 30, 2008	$3,648	$10,963	$14,611

The Company has estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets and their estimated useful lives.

	Fair value	Estimated useful life
Developed technology	$22,800	7 years
Customer relationships	$8,200	10 Years
In-process research and development	$1,400	Expensed

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

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Shares for net income per share:
Weighted-average shares outstanding—Basic	143,712	139,666	143,332	139,150
Dilutive securities	3,176	2,517	2,429	2,386

Weighted-average shares outstanding—Diluted	146,888	142,183	145,761	141,536

For the three and six months ended June 30, 2008, options and other exercisable convertible securities totaling 11,212 and 10,889 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

7. Comprehensive Income

The components of other comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$3,364	$1,351	$7,844	$7,747
Other comprehensive income:
Net unrealized gain (loss) on cash flow hedges	153	—	136	(39)
Net unrealized gain on available for sale investments	(88)	103	(88)	410

Comprehensive income	$3,429	$1,454	$7,890	$8,118

8. Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are re-measured at the period-end exchange rates. Certain non-monetary assets and liabilities are re-measured using historical rates. Statements of operations are remeasured at the prior month’s balance sheet rate. To manage its exposure to foreign currency exchange rate fluctuations, the Company enters into derivative financial instruments, including hedges. The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized into earnings. During the six months ended June 30, 2008, the Company reported foreign currency gains from remeasurement and hedging activity of $579, as compared to $195 loss during the six months ended June 30, 2007.

As of June 30, 2008 and 2007, the Company had forward currency contracts outstanding of $1,612 and $4,610, respectively.

9. Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	June 30, 2008	December 31, 2007
Inventories, net:
Raw materials	$33,974	$15,561
Work-in-process	51,104	30,218
Finished goods	24,597	21,452

	$109,675	$67,231

10. Property, Plant and Equipment

Property, plant and equipment for operations consisted of the following:

	June 30, 2008	December 31, 2007
Land	$15,668	$19,691
Buildings	89,233	89,233
Leasehold improvements	6,029	5,029
Machinery and equipment	296,615	280,830
Furniture and fixtures	5,634	5,098
Computer equipment and software	32,300	29,876
Assets in process	68,413	28,310

	513,892	458,067
Accumulated depreciation	(265,919)	(253,514)

	$247,973	$204,553

For the three and six months ended June 30, 2008, the Company incurred depreciation expense of $7,336 and $14,397, respectively. For the three and six months ended June 30, 2007, the Company incurred depreciation expense of $7,455 and $14,959, respectively. As of June 30, 2008 the Company had $4,023 of land classified as available for sale.

11. Goodwill and Other Acquisition-Related Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company performs an impairment analysis on its goodwill at least annually, or when events and circumstances warrant. The Company performs this test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During the six months ended June 30, 2008 and 2007, there were no impairments or impairment indicators present and no loss was recorded.

Information regarding the Company’s other acquisition-related intangible assets is as follows:

	Useful Life (Years)	June 30, 2008			December 31, 2007
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill		$34,407	$—	$34,407	$4,817	$—	$4,817
Amortizing:
Patents, trademarks and other	2 - 10	44,352	8,727	35,625	13,353	7,861	5,492

Total intangible assets		$78,759	$8,727	$70,032	$18,170	$7,861	$10,309

Amortization expense of amortizing intangible assets was $603 and $867 for the three and six months ended June 30, 2008 respectively. During the three and six months ended June 30, 2007, amortization expense of amortizing intangible assets was $70 and $139, respectively.

In May 2008, the Company paid $72,612 in cash to acquire WJ Communications’ stock, resulting in the allocation of approximately $29,559 million to goodwill. For additional information regarding these acquisitions see Note 5, Business Combinations.

12. Bank Line

On June 27, 2008, the Company and Bank of America, N.A. (the “Lender”) entered into a Credit Agreement dated as of June 27, 2008 (the “Agreement”). The Agreement provides the Company with a two-year unsecured revolving credit facility of $50,000. The Company currently has no outstanding amounts under the Agreement.

Borrowings under the Agreement will bear interest in two possible ways, at the election of the Company. Borrowings may bear interest at an amount equal to the sum of a rate per annum calculated from the British Bankers Association LIBOR rate plus a designated percentage per annum (the “Applicable Rate.”) The Applicable Rate is based on the Company's consolidated total leverage ratio (as defined in the Agreement) and is subject to a floor of 1.25% per annum and a cap of 1.75% per annum. Alternatively, borrowings may bear interest at a rate equal to the higher of the federal funds rate plus  1/2% or the prime rate of the Lender plus the Applicable Rate. The interest payment date (as defined in the Agreement) will vary based on the type of loan but generally will be either quarterly or a specified period of every one, two or three months. The Company also will pay commitment fees pursuant to the terms of the Agreement and a quarterly fee for any letters of credit issued under the Agreement.

The Agreement contains non-financial covenants including restrictions on the ability to create, incur or assume liens and indebtedness, make certain investments and dispositions, change the nature of the business, and merge with other entities. The Agreement requires the Company to maintain a consolidated total leverage ratio during any period of four fiscal quarters not in excess of 2.00:1.00 and a consolidated liquidity ratio (as defined in the Agreement) of at least 1.50:1.00.

Outstanding amounts are due in full on the maturity date of June 27, 2010, subject to a one-year extension at the Company's option and with the Lender's consent. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable.

13. Stock-Based Compensation

Stock-based compensation expense recognized under SFAS No. 123(R) consisted of stock-based compensation expense related to unvested grants of employee stock options and the Company’s ESPP. The table below summarizes the stock-based compensation expense for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Stock-based compensation expense:
Cost of goods sold	$1,099	$784	$2,085	$1,359

Total in cost of goods sold	1,099	784	2,085	1,359

Research, development and engineering	586	304	1,089	576
Selling, general and administrative	1,091	1,014	2,004	1,905

Total in operating expenses	1,677	1,318	3,093	2,481

Total in income from operations	$2,776	$2,102	$5,178	$3,840

Stock Option Plans

The following summarizes the Company’s stock option transactions for the six months ended June 30, 2008:

	Six months ended June 30, 2008
	Shares	Weighted-average exercise price
Outstanding at the beginning of the period	27,321	$9.55
Granted	4,964	7.17
Exercised	(983)	3.51
Forfeitures	(769)	9.47

Outstanding at the end of the period	30,533	$9.35

14. Income Taxes

During the three and six months ended June 30, 2008, the Company recorded net income tax expense from continuing operations of $235 and $693, respectively. The Company’s income tax liability recorded on its condensed consolidated balance sheets relates primarily to management’s estimate of the income tax expense in the jurisdictions in which the Company has operations.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2003; state and local income tax examinations before 2003; and foreign income tax examinations before 2003.

The Company is not currently under Internal Revenue Service (IRS), state or foreign jurisdictional examinations

15. Commitments and Contingencies

Legal Matters

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that TriQuint failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in TriQuint’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on or about May 25, 2007. On July 23, 2007, the Company and the individual defendants filed separate motions for the dismissal of all claims in each case with the District Court for the District of Oregon. On September 28, 2007, the

plaintiffs filed a consolidated opposition to the motions for the dismissal of all claims in each case. On October 26, 2007, the Company and the individual defendants filed separate reply briefs in support of their motions for the dismissal of all claims in each case. On March 13, 2008, the Court granted motions for dismissal, but indicated that plaintiffs could amend their complaint to address the grounds on which the Court based the dismissal. On March 28, 2008, the plaintiffs filed an amended complaint pursuant to the Court’s ruling on the motions for dismissal. Defendants’ answer to the amended complaint is due August 11, 2008.

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

Environmental Remediation

Current operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination.

The Company continues to be in compliance with the remedial action plans being monitored by various regulatory agencies at WJ’s former Palo Alto and Scotts Valley sites. The Company has entered into funded fixed price remediation contracts and obtained cost-overrun and unknown pollution conditions insurance coverage. The Company believes that it is remote that it would incur any significant liability beyond that which it has recorded. The Company does ultimately retain responsibility for these environmental liabilities in the unlikely event that the environmental remediation firm and the insurance company do not meet their obligations.

With respect to other former production facilities, to date either no contamination of significance has been identified or reported to the Company or the regulatory agency involved has granted closure with respect to the identified contamination. Nevertheless, the Company may face environmental liabilities related to these sites in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to expected demand and growth in the wireless handset, broadband, base station, aerospace, networks, networking and military markets; changes in our critical accounting estimates; the reasonableness of our estimates; the ability to enter into military contracts; the effects of our acquisition of WJ Communications; our ability to meet our revenue guidance and penetrate our market; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; and expected capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “believes,” “continue,” “could,” “estimates,” “expects,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in Part II of this report entitled “Risk Factors”. These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not guarantee future results, levels of activity, performance or achievements. Moreover, we do not intend to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

Overview

We are a supplier of high performance modules, components and foundry services for communications applications. Our focus is on the specialized expertise, materials and know-how of radio frequency (“RF”) and other high and intermediate frequency applications. We enjoy diversity in our markets, applications, products, technology and customer base. Our products are designed on various wafer substrates including compound semiconductor materials such as gallium arsenide (“GaAs”), Gallium Nitride on Silicon Carbide (“GaN”), and piezoelectric crystals such as lithium tantalate (“LiTaO3”). We use a variety of process technologies using these substrates including heterojunction bipolar transistors (“HBTs”) and pseudomorphic high electron mobility transistors (“pHEMTs”). We also manufacture surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”) products. Using these materials and our proprietary technology, we believe our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, higher power and power-added efficiency, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. We believe that these advantages our products offer can be a tremendous benefit to our customers, which include major communication companies worldwide.

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

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions to applications in the handset, networks and military markets. Our mission is, “Connecting the Digital World to the Global Network™,” and we accomplish this through a diversified product portfolio within the communications and military industries. In the handset market, we have also developed integrated RF modules with the goal of maximizing performance and minimizing costs, by offering complete module solutions with almost all subcomponents sourced from our own technologies and manufacturing facilities. In the networks markets, we are a supplier of both active GaAs and passive SAW components. We provide the military market with phased-array radar antenna components and in 2005 were chosen to be the prime contractor on a Defense Advanced Research Projects Agency (“DARPA”) contract to develop high power wide band amplifiers in gallium nitride (“GaN”), a next generation GaAs-derived technology. Subsequently, we have obtained additional funding from the Office of Naval Research to improve manufacturing methods of producing high-power, high-voltage S-band GaAs amplifiers.

Wafer and semiconductor manufacturing facilities require a significant level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can create a material adverse impact on operating results. However, demand has remained strong; equipment utilization in our Oregon factory has risen to the extent that we have decided to increase capital expenditures for equipment and increase the capacity of this factory in 2008. We have raised capacity through these capital investments to add GaAs fab capacity in our Oregon factory as well as filter capacity in Florida in 2008. Gross margins are expected to continue trending modestly upward in the third and fourth quarters of 2008 due primarily to higher sales volumes.

The handset market was strong in 2007, continuing into the second quarter of 2008. We experienced strong growth in third generation (“3G”) revenue for the second quarter of 2008 compared to the second quarter of 2007. The 3G growth is partially off-set by a decrease in the GSM/GPRS revenue of 29.3% for the second quarter of 2008 compared to the second quarter of 2007. We believe the drivers for continued growth in the handset market remain strong as new users in developed countries continue to grow and existing users are looking for new features such as digital cameras, video recorders, music players, GPS, Bluetooth, internet access, mobile television and other video standards, leading to high handset replacement rates. More sophisticated handsets, sometimes called Smartphones, which incorporate a variety of features consumers are finding attractive, especially when combined with wireless broadband access enabled by 3G technologies is one of the fastest growing portions of our market. This transition to more sophisticated handsets increases the RF content in each device, increasing our addressable market. Further, China, India and other emerging countries with improving economies are growing the consumer market by introducing a new customer base. In the past, however, during times of growing demand we have also experienced significant selling price pressure on some of our highest volume products. The current demand for increased RF content required for the higher data rates and increased functionality of 3G handset devices has allowed average selling prices to stabilize. However, typical functional price erosion is 10-15% per year offset by increasing content. For example, our content for a low cost GSM/GPRS phone is approximately $1.00 per unit. Our content for a third generation (3G) phone, which is quad band capable in the enhanced data for GSM evolution (“EDGE”) mode and supports 3 bands in the wideband code division multiple access (“WCDMA”) mode, offers content of approximately $6.00.

Turning to our networks business, the continued deployment of cellular systems in emerging markets such as India and in the rest of Asia have driven GSM/GPRS base station transceiver volumes to new record levels. However, softness in the code division multiple access (“CDMA”) infrastructure market coupled with slower than expected demand in wideband WCDMA/EDGE have resulted in a flat market for products targeting the traditional cellular base station market. We expect continued benefit in sales of our point-to-point radio products, largely resulting from build outs in developing countries and those areas of the world where wireless backhaul systems are prevalent. The RF for laptop-data is a fast growing market for us and we are shipping production volume of our integrated module solution for the high performance 3 x 3 market.

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

Revenues from the military market are generally for products in large scale programs with long lead-times. Once a component has been designed into an end-use product for a military application, the same component is generally used during the entire production life of the end-use product and as a result, we tend to produce large volumes of these components. Currently, we are actively engaged with multiple military industry contractors in the development of next-generation phased-array systems and have key design wins in major projects such as the Joint Strike Fighter, EQ36 battlefield radar and Cobra Judy shipboard radar for detecting missile launches. In addition, in 2005 we entered into a multi-year contract from the DARPA to develop high power, wide band amplifiers in GaN; and in July 2006, we were awarded a $3.1 million contract to improve manufacturing methods of producing high-power, high-voltage S-band GaAs amplifiers from the Office of Naval Research. In 2007, we were awarded additional programs. From DARPA, we received a $1.3 million program to optimize GaN technology for S-band. We also received a $1.6 million program from the Office of Naval Research to develop 40V Gallium Arsenide High Power S-band Amplifiers. We expect to continue to win government funding for advanced technologies in the future and we expect to participate in other large projects such as the B-2 radar upgrade and hope to expand other programs in the future. In the three months ended June 30, 2008, we launched a new family of GaN power amplifier products for the defense market. These products also have cross over application in our aerospace and networks markets.

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

We receive periodic reports from customers who utilize inventory hubs and recognize revenues when the customers acknowledge they have pulled inventory from our hub, which is the point at which title to the product passes to the customer.

Revenues from foundry services and non-recurring engineering fees are recorded when the service is completed. Revenues from cost plus contracts are recognized as costs are incurred.

Revenues from our distributors are recognized when the product is sold to the distributors. Our distributor agreements provide for selling prices that are fixed at the date of sale, although we offer price protections, which are specific, of a fixed duration and for which we reserve. Further, the distributors are obligated to pay the amount and the price or payment obligation is not contingent on reselling the product. The distributors take title to the product and bear substantially all of the risks of ownership; the distributors have economic substance; we have no significant obligations for future performance to bring about resale. We can reasonably estimate the amount of future returns. Sales to our distributors were approximately 20% of our total revenues for the six months ended June 30, 2008 and less than 8% during the same period in 2007. We allow our distributors to return products for warranty reasons and give them stock rotation rights, within certain limitations, and reserve for such instances. Customers that are not distributors can only return products for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

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

Investments in Privately Held Companies

In previous years, we made a number of investments in small, privately held technology companies in which we held less than 20% of the capital stock or held notes receivable. We account for all of these investments at cost unless their value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectations, could result in additional other-than-temporary impairments in future periods.

In addition, as a result of the sale of our former optoelectronics operations, we received as partial consideration $4.5 million of preferred stock in CyOptics, Inc. (“CyOptics”) and an unsecured promissory note from CyOptics for $5.6 million, that was discounted by $2.3 million to reflect the current market rate for similar debt of comparable companies. CyOptics paid $0.9 million towards the promissory note for the six months ended June 30, 2008 and $0.5 million for the six months ended June 30, 2007. On October 9, 2007, we participated in an additional bridge financing where we purchased $0.5 million of a subordinated convertible promissory note from CyOptics. The promissory note bears interest at the rate of 6% per annum. Unpaid principal with unpaid and accrued interest is convertible at the earlier of (i) October 9, 2008, or (ii) an event of default (as defined in the promissory note) or (iii) at conversion of a qualified equity event (as defined in the promissory note).

At June 30, 2008 and December 31, 2007, our investments in privately held companies consisted of our CyOptics preferred stock and unsecured promissory notes with carrying values of $6.3 million and $7.2 million, respectively.

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

The Company and its subsidiaries are subject to U.S. federal and state income taxes as well as income taxes of foreign jurisdictions. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate estimated liability has been established for potential exposures. The Company is no longer subject to U.S. federal income tax examinations for years before 2003; state and local income tax examinations before 2003; and foreign income tax examinations before 2003.

The Company is not currently under Internal Revenue Service (IRS), state or foreign jurisdictional examinations.

In January 2008, the Company made a $63.0 million dividend distribution from our Costa Rica subsidiary. Of the $63.0 million dividend, the majority was from previously taxed income and the remainder is taxable in 2008, on which a deferred tax liability was established in the prior year. No provision has been made for the U.S, state or additional foreign income taxes related to approximately $96.5 million of undistributed earnings of foreign subsidiaries which have been, or are, intended to be permanently reinvested.

In 2002, we determined that a valuation allowance should be recorded against all of the Company's deferred tax assets based on the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. We record the valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of all of the deferred tax assets may not be realized. WJ recorded, and we maintained a valuation allowance against their deferred tax assets. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance and evaluate the need for a valuation allowance on a regular basis. SFAS No. 109 requires that recent historical operating performance and income projections be considered in assessing if the deferred tax assets are realizable. Significant operating losses in 2005 and prior and certain instances of inconsistent performance against projections have been important in our analysis of future realization of deferred tax assets. Sustained future operating profitability, successful integration of WJ and continued success with our growth strategies may trigger the reversal of all or a portion of our valuation allowance.

Stock-Based Compensation

There were no significant changes to our stock-based compensation accounting estimates and assumptions in the six months ended June 30, 2008. Refer to our most recent Annual Report on Form 10-K for a complete description of our stock-based compensation accounting estimates and assumptions.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of revenues for the three months and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.4	73.5	65.4	71.2

Gross profit	34.6	26.5	34.6	28.8
Operating expenses:
Research, development and engineering	17.1	13.2	17.5	13.1
Selling, general and administrative	14.8	13.7	14.7	13.7
In-process research and development	1.1	—	0.6	—
(Gain) loss on disposal of equipment	0.0	(0.0)	(0.2)	0.0

Total operating expenses	33.0	26.9	32.6	26.8

Operating (loss) income	1.6	(0.4)	2.0	2.0

Other income (expense):
Interest income	0.9	1.7	1.3	2.4
Interest expense	0.0	0.0	0.0	(0.7)
Foreign currency gain	0.3	0.1	0.2	0.1
Recovery of impairment	—	0.0	0.1	—
Other, net	(0.0)	0.0	0.0	0.0

Total other income, net	1.2	1.8	1.6	1.8

Income before income tax	2.8	1.4	3.6	3.8
Income tax expense	0.2	0.2	0.3	0.3

Net income	2.6%	1.2%	3.3%	3.5%

Three Months Ended June 30, 2008 and 2007

Our revenues increased $13.2 million, or 11.6% to $127.0 million in the second quarter of 2008 from $113.8 million in the second quarter of 2007. Our revenues by end market for the second quarter of 2008 and 2007 were as follows:

(as a % of Total Revenues)	Three Months Ended June 30,
	2008	2007
Handsets	48%	54%
Networks	41	35
Military	11	11

Total	100%	100%

Handsets

Our revenues in the wireless handset market for the second quarter of 2008 increased approximately 2% as compared to the second quarter of 2007. The increase in revenues was primarily due to increases in revenue from our 3G products which account for 34% of the handset revenues in the second quarter of 2008 as compared with 21% of revenues in the second quarter of 2007.

The increase was partially offset by decreases in our CDMA and GSM/GPRS products that combined accounted for 61% of handset revenues in the second quarter of 2008 as compared with 78% of handset revenues in the second quarter of 2007. Our 3G products have a higher average sales price than CDMA or GSM/GPRS products. Therefore, the average sales price for the handset units has increased approximately 28% over the prior year period.

Networks

Revenues from the networks market which include base station products such as WLAN, optical, and various standard products increased approximately 34% in the second quarter of 2008 as compared to the second quarter of 2007. This increase was primarily due to increases in revenues from WLAN, optical, and Broadband Wireless Access (“BWA”) products. The increases were partially offset by decreases in groundstation, GPS, cordless and CDMA products. Included in the networks market is revenue associated with our acquisition of WJ Communications of approximately $5.6 million,. This revenue relates primarily to the base station sub market. Revenue from WLAN, optical, and BWA products and increased 103%, 44%, and 27%, respectively, in the second quarter of 2008 compared with the second quarter of 2007.

Military

Revenues from our military-related products increased approximately 15% in the second quarter of 2008 as compared to the second quarter of 2007. As a percentage of our total revenues, military-related products remained flat at 11% of our total revenues for the second quarter of 2008 as compared to the second quarter of 2007. The increase in revenues in the second quarter of 2008 compared to the second quarter of 2007 was primarily due to an 83% increase in revenues from radar products. The increases in revenues were partially offset by a transient decrease in revenues from R&D funding in the quarter.

Domestic and International Revenues

Revenues from domestic customers were approximately $38.3 million in the second quarter of 2008, compared to $43.4 million in the second quarter of 2007. Revenues from international customers were approximately $88.7 million for the second quarter of 2008, as compared to $70.4 million for the second quarter of 2007. As a percentage of total revenues, revenues from international customers were 70% of revenues in the second quarter of 2008 as compared to 62% in the second quarter of 2007. Revenues from international customers remained high due to demand for wireless handsets and infrastructure products in developing regions.

Gross Profit

Our gross profit margin as a percentage of revenues increased to 34.6% in the second quarter of 2008, compared to 26.5% in the second quarter of 2007. The increase in our gross margin in the second quarter of 2008 as compared to the second quarter of 2007 was primarily due to inclusion of higher margin WJ Communications products and continued yield improvements across the Company. In addition, the gross margin for the second quarter of 2007 included an excess inventory charge of $4.1 million.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses during the second quarter of 2008 increased $6.6 million, or 44.0%, to $21.7 million, as compared to $15.0 million in the second quarter of 2007. The increase is primarily due to the inclusion of WJ’s R&D expense for the month of June. Additionally we saw an increase in labor costs and purchase of technical supplies related to planned investments in handset and network efforts. As a percent of revenues, research, development and engineering expenses increased to 17.1% for the second quarter of 2008 compared to 13.2% for the second quarter of 2007.

Selling, general and administrative

Selling, general and administrative expenses during the second quarter of 2008 increased $3.1 million, or 20.1%, to $18.8 million, as compared to $15.6 million in the second quarter of 2007. Our selling, general and administrative increased primarily due to increased labor costs, legal costs, and insurance costs. As a percentage of revenues, selling, general and administrative expenses rose to 14.8% of revenues in the second quarter of 2008, from 13.7% of revenues in the second quarter of 2007.

In-process research and development

In-process research and development (“IPR&D”) represents projects from our WJ Communications (“WJ”) acquisition that had not reached technological feasibility and had no alternative future use when acquired but had been developed to a point where there was value associated with them in relation to potential future revenue. Using the income approach to value the IPR&D, we determined that $1.4 million of the purchase price represents purchased in-process technology. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned value was expensed immediately into operating expenses upon the closing date of the acquisition.

The acquired IPR&D consisted of small, signal, and power products and was approximately 20% - 40% complete as of June 30, 2008. This technology is being integrated into products expected to be completed in 2008 and 2009. There has been no material change in the estimated cost of these projects.

The fair value of IPR&D was determined by an income approach where fair value is the present value of projected net free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over a 5 year period was discounted at a rate of 25% which reflected the stage of completion and the technical risks associated with achieving technological feasibility. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the IPR&D, the useful life of the technology and the profitability levels of the technology. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, R&D costs, SG&A costs, asset requirements and income taxes. The stage of completion of the products at the date of the acquisition was estimated based on the tasks required to develop the technology into a commercially viable product and the remaining costs to completion. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that we will realize any anticipated benefits of the acquisition. The risks associated with IPR&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

To the extent that estimated completion dates are not met, the risk of competitive product introduction is greater and revenue opportunity may be permanently lost.

Other income, net

In the second quarter of 2008, we recorded net other income of $1.5 million, compared to $2.1 million in the second quarter 2007. While our foreign currency gain for the second of quarter 2008 increased by $0.3 million as compared to the second quarter 2007, we experienced an overall decrease in total other income resulting from a decrease in interest income of $0.8 million, due to a decrease in earned interest rates.

Income tax expense (benefit)

In the second quarters of 2008 and 2007, we recorded a net income tax expense of $0.2 million and $0.2 million, respectively.

Six Months Ended June 30, 2008 and 2007

Revenues increased $13.7 million, or 6.1%, to $238.1 million for the six months ended June 30, 2008 as compared to $224.4 million for the six months ended June 30, 2007. Our revenues by end market for the six months ended June 30, 2008 and 2007 were as follows:

(as a % of Total Revenues)	Six Months Ended June 30,
	2008	2007
Handsets	49%	53%
Networks	39	35
Military	12	12

Total	100%	100%

Handsets

Our revenues in the wireless handset market remained flat during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, and accounted for 49% of our revenues in the first half of 2008. Revenues from our 3G and WLAN products increased approximately 49.7% and 1228%, respectively for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The 3G products increase is primarily due to an increase in the power amplifier modules and transmit modules of 46.5% and 28.0%, respectively.

The increases were offset by decreases in revenues from our CDMA and GSM/GPRS products of approximately 8% and 24%, respectively for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The CDMA and GSM/GPRS comprised approximately 67% of total handset revenue for the period ended June 30, 2008. Additionally, the average sales prices for handset products for the six months ended June 30, 2008 remained flat compared to the six months ended June 30, 2007.

Networks

Revenues from the networks market increased approximately 23% in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This increase was primarily due to increases in revenues from WLAN, base station, optical, BWA, and other products. The increases were partially offset by decreases in revenues from groundstation, GPS, cordless and CDMA products. The revenue associated with our acquisition of WJ Communications, approximately $5.6 million, is classified in our networks market, primarily the base station sub-market. Revenue from WLAN, optical, and BWA products and increased 103%, 54% and 181% respectively, for the six months ended June 30, 2008 compared with the six months ended June 30, 2007. As a percentage of our total networks revenues, the WLAN, optical, and BWA markets collectively represented approximately 38.7% of networks revenue for the six months ended June 30, 2008. BWA products include WiMAX products that are demonstrating revenue growth due to the build up of WiMAX infrastructure. Our revenues from the networks market for the six months ended June 30, 2008 represented approximately 39% of our total revenues, as compared to approximately 35% of our total revenues in the six months ended June 30, 2007.

Military

Revenues from our military-related products increased approximately 9% during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. As a percentage of our total revenues, military-related products remained at 12% of our total revenues for the 2008 and 2007 periods. The increase in revenue in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to a 67% increase in radar products revenue. The increases were partially offset by a transient decrease in revenues from R&D funding in the quarter of approximately 42% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Domestic and International Revenues

Revenues from domestic customers were approximately $66.6 million in the six months ended June 30, 2008, compared to approximately $88.3 million in the six months ended June 30, 2007. Revenues from international customers were approximately $171.5 million for the six months ended June 30 2008, compared to approximately $136.1 million for the six months ended June 30, 2007. As a percentage of total revenues, revenues from international customers were 72% of revenues during the six months ended June 30, 2008 as compared to 60% during the six months ended June 30, 2007. Revenues from international customers remained high due to demand for wireless handsets and infrastructure products in developing regions.

Gross Profit

Our gross profit margin as a percentage of revenues increased to 34.6% in the six months ended June 30, 2008, compared to 28.8% in the six months ended June 30, 2007. The increase in gross profit margin was primarily due to continued yield improvements across the portfolio. In addition, the gross margin for the second quarter of 2007 included an excess inventory charge of $4.1 million.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses during the six months ended June 30, 2008 increased $12.2 million, or 41.7%, to $41.6 million, from $29.4 million in the six months ended June 30, 2007. Research, development and engineering expenses increased primarily due to an increase in labor costs and purchases of technical supplies. As a percentage of total revenues, research, development and engineering expenses were 17.5% of revenues in the six months ended June 30, 2008 and 13.1% of revenues in the six months ended June 30, 2007.

Selling, general and administrative

Selling, general and administrative expenses during the six months ended June 30, 2008 increased $4.4 million, or 14.2%, to $35 million from $30.7 million in the six months ended June 30, 2007. Our selling, general and administrative expenses increased during the six months ended June 30, 2008 primarily due to increased commissions, labor costs, and insurance costs. As a percentage of revenues, selling, general and administrative expenses rose to 14.7% in the six months ended June 30, 2008, compared to 13.7% in the six months ended June 30, 2007.

In-process research and development

In-process research and development costs of $1.4 million resulted from the acquisition of WJ Communications, which was completed on May 22, 2008. No similar charges were incurred during the six months ended June 30, 2007.

Other income (expense), net

In the six months ended June 30, 2008, we recorded net other income of $3.8 million, compared to $4.0 million in the six months ended June 30, 2007. While our interest expense for the six months ended June 30, 2008 decreased by $1.6 million as compared to the six months ended June 30, 2007, we experienced an overall decrease in total other income, due to a decrease of $2.2 million in interest income for the six months ended June 30, 2008, which totaled $3.1 million, as compared to $5.4 million for the six months ended June 30, 2007.

Income tax expense

During the six months ended June 30, of 2008 and 2007, we recorded a net income tax expense of $0.7 million and $0.6 million, respectively.

Liquidity and Capital Resources

Liquidity

As of June 30, 2008, our cash, cash equivalents and marketable securities decreased $107.2 million, or 52.7%, to $96.3 million, from $203.5 million as of December 31, 2007. This decrease in cash, cash equivalents and marketable securities during the six months ended June 30, 2008 was primarily due to the payment and purchase of WJ Communications acquisition of $61.5 million, the payment of capital expenditures in the amount of $45.5 million, and the purchase of long term investments for $17.7 million. The decrease in cash, cash equivalents and marketable securities was partially offset by cash inflows in operating activities of $11.0 million and investing activities of $7.4 million. The cash outflow in operating activities was driven primarily by an increase in accounts payable of $22.6 million offset by an increase in inventory of $32.0 million, while depreciation and net income remained relatively consistent.

At June 30, 2008, our net accounts receivable balance increased $7.2 million, or 9.8%, to $80.4 million, from $73.2 million at December 31, 2007. This increase was primarily due to higher Q2 revenue and the timing of shipments.

At June 30, 2008, our net inventory balance increased $42.4 million, or 63.1%, to $109.7 million, compared to $67.2 million at December 31, 2007. This increase in inventory during the period was due to an increase in purchased material and built product in anticipation of strong third quarter demand. Inventory turns were 2.9 in the second quarter of 2008 compared to 4.2 in the second quarter of 2007, calculated using ending inventory.

At June 30, 2008, our net property, plant and equipment increased $43.4 million, or 21.2%, to $248.0 million, compared to $204.6 million at December 31, 2007. This increase was primarily due to capital expenditures of $45.5 million during 2008, partially offset by depreciation of $14.4 million. The capital expenditures made during the six months ended June 30, 2008 were for the purpose of increasing the capacity at our Oregon facility and for equipment to support new product and technologies at our Texas and Oregon facilities.

At June 30, 2008, our accounts payable increased $44.5 million, or 151%, to $73.9 million, compared to $29.4 million at December 31, 2007. The increase is consistent with the increase in inventory and capital expenditures.

Recent Transactions Affecting Liquidity

On May 22, 2008, we completed the acquisition of WJ and paid $72.6 million on the closing date, net of $10.8 million of cash acquired.

On June 27, 2008, we entered into a Credit Agreement (the “Agreement”). The Agreement provides a two-year unsecured revolving credit facility of $50,000. Borrowings under the Agreement will bear interest at an amount equal to the sum of the rate per annum calculated from the British Bankers Association LIBOR rate plus a designated percentage per annum or the Agreement will bear interest at a rate equal to the higher of the federal funds rate plus  1 /2% or the prime rate of the Lenders plus the Applicable Rate. The Agreement contains non-financial covenants and amounts are due in full on the maturity date of June 27, 2010, subject to a one-year extension. We currently have no outstanding amounts under the Agreement.

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

We have currently expect capital expenditures of approximately $70.0 million to $80.0 million for 2008.

There have been no material changes in the disclosure related to our contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off Balance Sheet Arrangements

As of June 30, 2008, we did not have any off balance sheet arrangements as defined in Regulation S-K Item 303 (a)(4). We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Our investments in cash equivalents, short-term investments and long-term investments are classified as available-for-sale securities and consist of highly rated, short term and long term investments, such as money market funds, in accordance with an investment policy approved by our Board of Directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. In addition, at June 30, 2008, we did not have any investments in auction-rate securities. Further, we do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.

The following table shows the fair values of our investments as of June 30, 2008 (in millions):

	Cost	Fair Value
Cash and cash equivalents (including unrealized losses of less than $0.01)	$96.3	$96.3
Available-for-sale investments (including net unrealized gains of $0.005)	$2.0	$2.0
Long term investments (including net unrealized gains of $0.084)	$17.6	$17.7

Foreign Currency Risk

We are exposed to currency exchange rate fluctuations, as we sell our products internationally and have operations in Costa Rica and Germany. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We engage in limited foreign currency hedging transactions to hedge material cash flows that are not denominated in U.S. dollars, in accordance with a foreign exchange risk management policy approved by our Board of Directors. We primarily use currency forward contracts for this purpose. This hedging activity will reduce, but may not always entirely eliminate, the impact of currency exchange movements. As of June 30, 2008 and 2007, the notional amounts of forward currency exchange contracts outstanding were approximately $0.7 million and $4.7 million, respectively, which was designated as a cash flow hedge. We had one contract designated as a fair value hedge at June 30, 2008 of approximately $1.0 million, which will settle on July 14, 2008.

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

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that TriQuint failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in TriQuint’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on or about May 25, 2007. On July 23, 2007, the Company and the individual defendants filed separate motions for the dismissal of all claims in each case with the District Court for the District of Oregon. On September 28, 2007, plaintiffs filed a consolidated opposition to defendants’ motions for the dismissal of all claims in each case. On October 26, 2007, the Company and the individual defendants filed separate reply briefs in support of their motions for the dismissal of all claims in each case. On March 13, 2008, the Court granted the motions for dismissal, but indicated that plaintiffs could amend their complaint to address the grounds on which the Court based the dismissal. On March 28, 2008, the plaintiffs filed an amended complaint pursuant to the Court’s ruling on the motions for dismissal. Defendants’ answer to the amended complaint is due August 11, 2008.

In October 2006, the Company received an informal request for information from the staff of the San Francisco district office of the Securities and Exchange Commission regarding its option granting practices. In November 2006, it was contacted by the Office of the U.S. Attorney for the District of Oregon and asked to produce documents relating to its option granting practices on a voluntary basis. TriQuint has cooperated in both inquiries. On October 24, 2007, the San Francisco district office of the SEC sent TriQuint a letter indicating that the district office has terminated its investigation and is not recommending that the SEC take any enforcement action against the Company. The U.S. Attorney for the District of Oregon has also stated that it has terminated its inquiry.

Prior to the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2006, TriQuint conducted an extensive review of its option granting practices. TriQuint management concluded that no backdating had occurred with respect to its option grants and that prior disclosures regarding its option grants were not incorrect. TriQuint remains current in our reporting under the Securities Exchange Act of 1934, as amended.

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

We expect that our operating results will continue to fluctuate in the future as a result of these and other factors. We are enjoying the potential for rapid growth associated with design wins that represent significant opportunities compared to the size of our company. These sizeable growth ramps have inherent risk when fewer end projects represent a greater percentage of revenue for the company. Any minor unfavorable changes in these or other factors could cause our results of operations to materially suffer. Due to potential fluctuations, period-to-period comparisons of our results of operations are not necessarily indicative of our future performance.

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

Our future success will depend, in part, upon our ability to successfully develop and introduce new products based on emerging industry standards. We have and must continue to perform significant research and development into advanced material development such as GaN on silicon carbide to compete with future technologies of our competitors. These research and development efforts may not be accepted by our customers, and therefore may not achieve sustained production in the future. Further, we may not be able to improve our existing products and process technologies, or be able to develop new technologies in a timely manner or effectively support industry standards. If we fail to design and produce these products in a manner acceptable to our customers, or have incorrectly anticipated our customers’ demand for these types of products, our business, financial condition and results of operations could suffer.

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

We typically have customers who generate more than 10% of our revenues for a given period. In the six months ended June 30, 2008, Motorola accounted for more than 10% of our revenues. We do not assure you we will be able to retain these customers in the future, and any significant loss of, or a significant reduction in purchases by, one or more of these customers could have an adverse affect on our financial condition and results of operations. Further, the consolidation of our customers may result in increased customer concentration and/or the potential loss of customers, which could also negatively affect our financial condition and results of operations.

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

In the six months ended June 30, 2008 and 2007, we received a portion of our revenues from the U.S. government or from prime contractors on U.S. government sponsored programs principally for military applications. These military programs with the U.S. government generally have long lead times, such as the DARPA contract and F-22 Raptor and Joint Strike Fighter aircraft programs. These military programs are also subject to delays or cancellation. Further, spending on military contracts can vary significantly depending on funding from the U.S. government. We believe our government and military contracts in the recent past have been negatively affected by military operations such as the war in Iraq, as the government has allocated more funding to the war and less on new development and long-term programs, such as the ones in which we participate. Reductions in military funding or the loss of a significant military program or contract would have a material adverse effect on our operating results.

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

We have a SAW manufacturing and assembly facility located in Apopka, Florida and assembly facilities in San Jose, Costa Rica and the Philippines. Hurricanes, tropical storms, flooding, tornadoes, and other natural disasters are common events for Florida, Asia and Central America that could affect our operations in these areas. Other natural disasters such as earthquakes, volcanic eruptions, tornadoes and flooding could also affect our facilities in Colorado, California, Oregon and Texas. The following table indicates the approximate exposure we believe we have with respect to natural disasters:

Location	Type of Disaster	Approximate Percent of Total*
		Fixed Assets	Revenues
Apopka, Florida	H	13%	13%
Bend, Oregon	E, V	0%	1%
Boulder, Colorado	E, H	0%	0%
Dallas, Texas	H	40%	23%
Hillsboro, Oregon	E, V	25%	62%
San Jose, Costa Rica	E, V, H	11%	4%
San Jose, California	E	2%	6%
Laguna Technopark, Philippines	V, H,	0%	6%

E—	Earthquake/mudslide

V—	Volcanic eruption

H—	Hurricane, tornado, typhoon, and/or flooding

*	Figures are based on revenues for the six months ended June 30, 2008 or net fixed assets as of June 30, 2008. Additionally, the sum may be greater than 100% due to shared risks between locations.

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

If we fail to comply with environmental regulations we could be subject to substantial fines, we could be required to suspend production, alter manufacturing processes or cease operations.

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

Two former production facilities at Scotts Valley and Palo Alto from our acquisition of WJ Communications, have significant environmental liabilities for which we have entered into and funded fixed price remediation agreements and obtained cost-overrun and unknown pollution insurance coverage. We cannot assure you that these arrangements will be sufficient to cover all liabilities related to these two sites.

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

On an ongoing basis, we review acquisition and investment opportunities that would strengthen our product line, expand market presence and complement our technologies. We face risks from our recent and any future acquisitions or investments, including the following:

•	we may fail to retain the key employees or successfully integrate personnel of newly acquired companies required to make the operation successful;

•	we may experience difficulties integrating our financial and operating systems and maintaining effective internal control over financial reporting;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and risk management;

•	our ongoing business and operations, particularly our manufacturing yields, may be disrupted or receive insufficient management attention;

•	we may not cost-effectively and rapidly incorporate the technologies we acquire or recognize the cost savings or other financial benefits we anticipated;

•	we may not be able to cost-effectively develop commercial products using the newly acquired technology;

•	we may not be able to meet the demands of and/or retain the existing customers of newly acquired operations;

•	our corporate culture may clash with that of the acquired businesses; and

•	we may incur unknown liabilities associated with acquired businesses.

We face risks from equity investments in privately held companies, such as:

•	we may not realize the expected benefits associated with the investment resulting in a partial or total write-off of this investment;

•	additional rounds of funding may substantially dilute our position if we do not participate in the subsequent funding;

•	we may need to provide additional funding to support the privately held company; or

•	if the value of the equity investment decreases, we may realize losses on our holdings.

WJ had identified a material weakness in its internal control over financial reporting as of December 31, 2007 that consisted of not maintaining a sufficient number of qualified resources with the required proficiency to apply their accounting policies in accordance with generally accepted accounting standards of the United States of America. While we do not anticipate this material weakness will affect the effectiveness of our internal control over financial reporting, no assurance can be made that this material weakness or other issues related to WJ’s internal control over financial reporting will not have an adverse effect on the effectiveness of our internal control over financial reporting. We are still assessing WJ’s procedures and controls and may make additional changes in those controls in the future. We will continue to evaluate strategic opportunities available to us and we may pursue product, technology or business acquisitions or investments in strategic partners. However, we may not successfully address these risks or any other problems that arise in connection with future acquisitions or equity investments in privately held companies.

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

Our sales outside of the U.S. during the six months ended June 30, 2008 and 2007 were 72% of total revenues. A number of our employees and operations are located in countries other than the U.S. We also employ contractors in other countries to perform certain packaging and test operations for us. The laws and operating conditions of these countries may differ substantially from that of the U.S. As a result of having a significant amount of sales outside of the U.S., we face inherent risks from these operations, including but not limited to:

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

As a corporation with operations both in the U.S. and abroad, we are subject to income taxes in both the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision. Our effective tax rate is subject to fluctuations as the income tax rates for each year are a function of the following factors, among others:

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

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of $7.04 to a low of $3.83 during the 52 weeks ended June 30, 2008. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly. Further, high stock price volatility could result in higher stock-based compensation expense.

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

On May 21, 2008, we held our Annual Meeting of Stockholders in Hillsboro, Oregon. We solicited votes by proxy pursuant to proxy solicitation materials first distributed to our stockholders on or about April 11, 2008. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for, withheld and against and the number abstentions:

1.	The election of Dr. Paul A. Gary, Charles Scott Gibson, Nicolas Kauser, Ralph G. Quinsey, Dr. Walden C. Rhines, Steven J. Sharp and Willis C. Young as directors of the Company until the next Annual Meeting of Stockholders or until their successors are elected:

Nominee	For	Withheld
Dr. Paul A. Gary	121,232,809	9,752,144
Charles Scott Gibson	119,658,485	11,326,468
Nicolas Kauser	113,594,075	17,390,878
Ralph G. Quinsey	128,684,363	2,300,590
Dr. Walden C. Rhines	127,931,744	3,053,209
Steven J. Sharp	128,514,082	2,470,871
Willis C. Young	128,840,843	2,144,110

2.	The ratification of the audit committee’s appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

For	Against	Abstain
128,612,111	2,219,290	153,552

Item 6.	Exhibits

4	Amended and Restated Rights Agreement, dated as of June 23, 2008, between TriQuint Semiconductor, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 24, 2008).

10.1	Agreement and Plan of Merger between TriQuint Semiconductor Inc, ML Acquisition, Inc and WJ Communications, Inc. dated as of March 9, 2008 (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K filed on March 11, 2008).

10.2	Employment Agreement dated as of May 30, 2008 by and between TriQuint Semiconductor, Inc. and Steven R. Grant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2008).

10.3	Credit Agreement, dated June 27, 2008 by and between TriQuint Semiconductor, Inc and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.

Dated: August 6, 2007	By:	/S/ RALPH G. QUINSEY
Ralph G. Quinsey
President and Chief Executive Officer

Dated: August 6, 2007	By:	/S/ STEVE BUHALY
Steve Buhaly
Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
4	Amended and Restated Rights Agreement, dated as of June 23, 2008, between TriQuint Semiconductor, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 24, 2008).

10.1	Agreement and Plan of Merger between TriQuint Semiconductor Inc, ML Acquisition, Inc and WJ Communications, Inc. dated as of March 9, 2008 (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K filed on March 11, 2008).

10.2	Employment Agreement dated as of May 30, 2008 by and between TriQuint Semiconductor, Inc. and Steven R. Grant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2008).

10.3	Credit Agreement, dated June 27, 2008 by and between TriQuint Semiconductor, Inc and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.