Form 10-Q
period 2008-09-30
TRIQUINT SEMICONDUCTOR INC
filed 2008-11-06
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” and “large accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 3, 2008 there were 145,811,141 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$186,347	$122,918	$424,442	$347,292
Cost of goods sold	127,787	83,356	283,521	243,171

Gross profit	58,560	39,562	140,921	104,121
Operating expenses:
Research, development and engineering	25,234	16,532	66,841	45,900
Selling, general and administrative	21,148	15,382	56,187	46,071
In-process research and development	—	7,600	1,400	7,600
(Gain) loss on disposal of equipment	(101)	2	(518)	88

Total operating expenses	46,281	39,516	123,910	99,659

Operating income	12,279	46	17,011	4,462

Other income (expense):
Interest income	603	2,227	3,719	7,592
Interest expense	(134)	(6)	(148)	(1,642)
Foreign currency gain	136	78	715	273
Recovery of impairment	—	—	105	—
Other, net	19	51	38	84

Total other income, net	624	2,350	4,429	6,307

Income, before income tax	12,903	2,396	21,440	10,769
Income tax expense	1,060	518	1,753	1,144

Net income	$11,843	$1,878	$19,687	$9,625

Basic per share net income	$0.08	$0.01	$0.14	$0.07

Diluted per share net income	$0.08	$0.01	$0.13	$0.07

Common equivalent shares:
Basic	145,029	140,718	143,897	139,679
Diluted	148,082	142,511	146,835	141,761

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$78,220	$203,501
Investments in marketable securities	1,994	—
Accounts receivable, net	113,956	73,185
Inventories	107,244	67,231
Prepaid expenses	6,469	4,778
Other current assets	21,799	10,890

Total current assets	329,682	359,585
Property, plant and equipment, net	255,606	204,553
Goodwill (Note 11)	34,186	4,817
Intangible assets, net (Note 11)	34,342	5,492
Other noncurrent assets	28,030	12,014

Total assets	$681,846	$586,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$13,048	$—
Accounts payable	50,279	29,423
Accrued payroll	25,252	17,179
Other accrued liabilities	15,547	9,875

Total current liabilities	104,126	56,477

Long-term liabilities:
Long term income tax liability	10,537	10,193
Other long-term liabilities	14,176	4,943

Total liabilities	128,839	71,613

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $.001 par value, 600,000,000 shares authorized, 145,614,667 shares and 142,903,784 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	146	143
Additional paid-in capital	514,736	496,083
Accumulated other comprehensive income	487	671
Retained earnings	37,638	17,951

Total stockholders’ equity	553,007	514,848

Total liabilities and stockholders’ equity	$681,846	$586,461

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$19,687	$9,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,818	22,402
Stock-based compensation expense	8,405	6,182
(Gain) loss on disposal of assets	(518)	88
Write-off of in-process research and development	1,400	7,600

Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(34,245)	(12,368)
Inventories, net	(29,970)	17,955
Other assets	(8,038)	(945)
Accounts payable and accrued expenses	16,245	(279)

Net cash (used in) provided by operating activities	(2,216)	50,260

Cash flows from investing activities:
Purchase of available-for-sale investments	(24,649)	(104,877)
Maturity/sale of available-for-sale investments	6,997	323,350
Other	1,865	747
Business acquisition, net of cash acquired (Note 5)	(61,740)	(14,747)
Capital expenditures	(70,887)	(24,046)

Net cash (used in) provided by investing activities	(148,414)	180,427

Cash flows from financing activities:
Repayment of convertible subordinated notes	—	(218,755)
Net borrowings on lines of credit	13,048	—
Issuance of common stock, net	12,301	7,527

Net cash provided by (used in) financing activities	25,349	(211,228)

Net (decrease) increase in cash and cash equivalents	(125,281)	19,459
Cash and cash equivalents at beginning of period	203,501	133,918

Cash and cash equivalents at end of period	$78,220	$153,377

Supplemental disclosures:
Cash paid for interest	$41	$4,375
Cash paid for income taxes	$894	$1,172
Sabbatical-cumulative adjustment	—	$1,454

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the assessment of recoverability of long-lived assets, the valuation of investments in and receivables from privately held companies, the recognition and measurement of income tax assets and liabilities and the accounting for stock-based compensation. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of normal, recurring adjustments necessary for the fair presentation of the results of the interim periods presented These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2007, as included in the Company’s 2007 Annual Report on Form 10-K as filed with the SEC on March 11, 2008.

The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarter, which for the third quarters of the two most recent fiscal years were September 27, 2008 and September 29, 2007, respectively. For convenience, the Company has indicated that its third quarters ended on September 30. The Company’s fiscal year ends on December 31.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Fair Value Measurements as of September 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—money market funds	$78,220	$78,220	$—	$—
Short-term—marketable securities	1,994	—	1,994	—
Long-term—marketable securities	15,678	2,525	13,153	—

Total	$95,892	$80,745	$15,147	$—

The investments classified as Level 2 were valued using quoted prices for identical instruments that are not observable in active markets. At September 30, 2008, the Company did not have any investments in auction-rate securities. The Company has deferred the adoption of SFAS No. 157 with respect to nonfinancial assets and liabilities in accordance with the provisions of FSP FAS 157-2, “Effective Date of FASB Statement No. 157.”

5. Business Combinations

Peak Devices, Inc

On August 31, 2007, the Company completed the acquisition of Peak Devices, Inc. (“Peak”), a privately-held, fabless semiconductor company focused on the fabrication of radio frequency discrete transistors, which is technology aligned with the Company’s current market focus. The Company paid $14,922 in cash on the closing date and as of September 30, 2008 the Company has paid an additional $183 of direct acquisition costs. No such charges were incurred during the nine months ended September 30, 2007. Of the $14,922, $1,500 is held in escrow for payment of claims and liabilities that may result from this acquisition. No amounts have been released from escrow. The escrow period expires on December 31, 2008. The Company is also obligated to pay earnout payments to the former shareholders of Peak based on 10% of the gross margin from sales of Peak technology- based products less a quarterly threshold over a five-year period from 2008 to 2012. These earnout amounts are not contingent on continued employment of the former shareholders. As of September 30, 2008, the Company has not incurred earnout charges.

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

The results of operations for the Peak business were included in the Company’s consolidated statements of operations for the 2007 period subsequent to the acquisition date as well as during the nine months ended September 30, 2008. Pro forma results of operations have not been presented for this acquisition because its effect was not material to the Company.

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

The fair value underlying the $7,600 assigned to acquire IPR&D from the Peak acquisition was determined by identifying research projects in areas for which technological feasibility had not been established and there were no alternative future uses. The acquired IPR&D consisted of wide band transistor products and was approximately 75% complete as of September 30, 2008. This technology is being integrated into products expected to be completed in 2009. There has been no material change in the estimated cost of these projects.

The fair value of IPR&D was determined by an income approach where fair value is the present value of projected net free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over a 10-year period was discounted at a rate of 40%, which reflected the stage of completion and the technical risks associated with achieving technological feasibility. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the IPR&D, the useful life of the technology and the profitability levels of the technology. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, R&D costs, SG&A costs, asset requirements and income taxes. The stages of completion of the products at the date of the acquisition were estimated based on the tasks required to develop the technology into a commercially viable product. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that the Company will realize any anticipated benefits of the acquisition. The risks associated with IPR&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

To the extent that estimated completion dates are not met, the risk of competitive product introduction is greater and revenue opportunity may be permanently lost.

WJ Communications, Inc

On May 22, 2008, the Company completed the acquisition of WJ Communications, Inc (“WJ”), a radio frequency (“RF”) semiconductor company that provides RF product solutions worldwide to communications equipment companies. The acquisition will enable the Company to combine RF power, switching and filtering in cost effective module solutions for base station and other infrastructure applications. The Company paid $71,957 in cash on the closing date, paid $622 of direct acquisition costs through the third quarter of 2008 and accrued an additional $33 for direct acquisition costs for 100% of the shares of WJ.

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

Cash	$10,839
Accounts receivables and other assets	7,472
Inventory	10,043
Property, plant and equipment	4,673
Intangible assets (Note 11)	31,000
In-process research and development	1,400
Goodwill (Note 11)	29,851
Payables and other liabilities	(22,666)

Total	$72,612

The Company recognized goodwill of $29,851 which represents payment in excess of the fair values of WJ’s assets and liabilities because this acquisition will enable the Company to combine RF power, switching and filtering in cost effective module solutions for base station and other infrastructure applications. The acquisition leverages WJ’s radio frequency/ microwave design expertise with the Company’s technologies to expand the Company’s presence in the communications infrastructure market. The acquisition completes the Company’s RF front-end portfolio for cellular base stations, adds products which complement the Company’s current base station line-up, and provides the Company with a Silicon Valley based design center, which are key aspects of the Company’s networks strategy.

The results of operations for the WJ business are included in the Company’s consolidated statements of operations for the period from May 23, 2008 through September 30, 2008. The following unaudited pro forma consolidated information gives effect to the acquisition of WJ as if it had occurred on January 1, 2007 and 2008 by consolidating the results of operations of WJ with the results of operations of the Company for the nine months ended September 30, 2007 and 2008.

	Nine Months Ended September 30,
Proforma results of operations (unaudited)	2008	2007
Revenue	440,032	380,637
Net Income	11,981	(2,324)
Basic EPS	0.08	(0.02)
Diluted EPS	0.08	(0.02)

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

The fair value underlying the $1,400 assigned to acquire IPR&D from the WJ acquisition was determined by identifying research projects in areas for which technological feasibility had not been established and there were no alternative future uses. The acquired IPR&D consisted of small, signal, and power products and was approximately 50% complete as of September 30, 2008. This technology is being integrated into products expected to be completed in 2008 and 2009. There has been no material change in the estimated cost of these projects.

The fair value of IPR&D was determined by an income approach where fair value is the present value of projected net free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over a 5 year period was discounted by a rate of 25%, which reflected the stage of completion and the technical risks associated with achieving technological feasibility. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments, including the uncertainty surrounding the successful development of the IPR&D, the useful life of the technology and the profitability levels of the technology. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, R&D costs, SG&A costs, asset requirements and income taxes. The stage of completion of the products at the date of the acquisition was estimated based on the tasks required to develop the technology into a commercially viable product and the costs remaining to completion. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that we will realize any anticipated benefits of the acquisition. The risks associated with IPR&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

To the extent that estimated completion dates are not met, the risk of competitive product introduction is greater and revenue opportunity may be permanently lost.

In accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” the Company committed to a restructuring plan to consolidate facilities in San Jose and China and to reduce certain redundant positions in the WJ operations as a result of the acquisition. The consolidation of the facilities and the reduction of personnel is expected to be completed by the end of 2008. The plan to consolidate facilities includes partial abandonment of the San Jose facility and full abandonment of the China leases. The China and San Jose leases expire in 2009 and 2011, respectively. Payments related to this restructuring are expected to be complete by 2011.

The following table summarizes the charges taken as part of the restructuring plan:

	Personnel	Lease abandonment costs	Total
Beginning balance	$3,859	$11,148	$15,007
Payments	(211)	(185)	(396)

Balance at June 30, 2008	3,648	10,963	14,611
Payments	(1,170)	(1,070)	(2,240)

Balance at September 30, 2008	$2,478	$9,893	$12,371

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

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Shares for basic net income per share:
Weighted-average shares outstanding—Basic	145,029	140,718	143,897	139,679
Dilutive securities	3,053	1,793	2,938	2,082

Weighted-average shares outstanding—Dilutive	148,082	142,511	146,835	141,761

For the three and nine months ended September 30, 2008, options and other exercisable convertible securities totaling 14,096 and 11,930 shares, respectively, were excluded from the calculation as their effect would have been antidilutive. For the three and nine months ended September 30, 2007, options and other exercisable convertible securities totaling 19,397 and 15,358 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

7. Comprehensive Income

The components of other comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$11,843	$1,878	$19,687	$9,625
Other comprehensive income:
Net unrealized gain on cash flow hedges	73	113	209	74
Net unrealized gain (loss) on available for sale investments	64	69	(25)	479

Comprehensive income	$11,980	$2,060	$19,871	$10,178

8. Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are re-measured at the period-end exchange rates. Certain non-monetary assets and liabilities are re-measured using historical rates. Statements of operations are re-measured at the prior month’s balance sheet rate. To manage its exposure to foreign currency exchange rate fluctuations, the Company enters into derivative financial instruments, including hedges. The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized into earnings. For the three and nine months ended September 30, 2008, the Company reported foreign currency gains from re-measurement and hedging activity of $136 and $715, respectively, as compared to $78 and $273 for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2008, the Company had no forward currency contracts outstanding. As of September 30, 2007, the Company had forward currency contracts outstanding $4,735.

9. Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	September 30, 2008	December 31, 2007
Inventories:
Raw materials	$32,547	$15,561
Work-in-process	49,934	30,218
Finished goods	24,763	21,452

	$107,244	$67,231

10. Property, Plant and Equipment

Property, plant and equipment for operations consisted of the following:

	September 30, 2008	December 31, 2007
Land	$15,668	$19,691
Buildings	89,362	89,233
Leasehold improvements	5,867	5,029
Machinery and equipment	325,126	280,830
Furniture and fixtures	5,791	5,098
Computer equipment and software	33,085	29,876
Assets in process	54,203	28,310

	529,102	458,067
Accumulated depreciation	(273,496)	(253,514)

	$255,606	$204,553

For the three and nine months ended September 30, 2008, the Company incurred depreciation expense of $8,270 and $22,668, respectively. For the three and nine months ended September 30, 2007, the Company incurred depreciation expense of $6,983 and $21,942, respectively. As of September 30, 2008, the Company had $4,023 of land classified as available for sale.

11. Goodwill and Other Acquisition-Related Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company is required to perform an impairment analysis on its goodwill at least annually, or when events and circumstances warrant. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. The Company is considered one reporting unit. As a result, to determine whether or not goodwill may be impaired, the Company compares its book value to its market capitalization. If the trading price of the Company’s common stock is below the book value per share at the date of the annual impairment test or if the average trading price of the Company’s common stock is below book value per share for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value. If the comparison of book value to estimated market value indicates impairment, then the Company compares the implied fair value of goodwill and other intangible assets to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill and other intangible assets exceeds its implied fair value, an impairment loss is recognized equal to that excess.

The Company performs this test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During the three and nine months ended September 30, 2008 and 2007, there were no impairments or impairment indicators present and no loss was recorded.

Information regarding the Company’s other acquisition-related intangible assets is as follows:

	Useful Life (Years)	September 30, 2008			December 31, 2007
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill		$34,186	$—	$34,186	$4,817	$—	$4,817
Amortizing:
Patents, trademarks and other	2 - 10	44,352	10,010	34,342	13,353	7,861	5,492

Total intangible assets		$78,538	$10,010	$68,528	$18,170	$7,861	$10,309

Amortization expense of amortizing intangible assets was $1,283 and $2,150 for the three and nine months ended September 30, 2008, respectively. During the three and nine months ended September 30, 2007, amortization expense of amortizing intangible assets was $153 and $292, respectively.

In May 2008, the Company paid $72,612 in cash to acquire WJ Communications’ stock, resulting in the allocation of $29,851 million to goodwill. For additional information regarding these acquisitions, see Note 5, Business Combinations.

12. Bank Line

On June 27, 2008, the Company and Bank of America, N.A. (the “Lender”) entered into a Credit Agreement dated as of June 27, 2008 (the “Agreement”). The Agreement provides the Company with a two-year unsecured revolving credit facility of $50,000.

Borrowings under the Agreement bears interest in two possible ways, at the election of the Company. The Company pays interest at an amount equal to the sum of a rate per annum calculated from the British Bankers Association LIBOR rate plus a designated percentage per annum (the “Applicable Rate.”) The Applicable Rate is based on the Company’s consolidated total leverage ratio (as defined in the Agreement) and is subject to a floor of 1.25% per annum and a cap of 1.75% per annum. Alternatively, the Company may pay interest at a rate equal to the higher of the federal funds rate plus 1/2% and the prime rate of the Lender plus the Applicable Rate. The interest payment date (as defined in the Agreement) varies based on the type of loan but generally is either quarterly or a specified period of every one, two or three months.

The Agreement contains non-financial covenants including restrictions on the ability to create, incur or assume liens and indebtedness, make certain investments and dispositions, including payments of dividends or repurchases of stock, change the nature of the business, and merge with other entities. The Agreement requires the Company to maintain a consolidated total leverage ratio during any period of four fiscal quarters not in excess of 2.00:1.00 and a consolidated liquidity ratio (as defined in the Agreement) of at least 1.50:1.00.

Outstanding amounts are due in full on the maturity date of June 27, 2010, subject to a one-year extension at the Company’s option and with the Lender’s consent. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable. Including accrued interest, at September 30, 2008, the Company currently had $13,048 outstanding under the Agreement which was repaid in full on October 17, 2008.

13. Stock-Based Compensation

Stock-based compensation expense recognized under SFAS No. 123(R) consisted of stock-based compensation expense related to unvested grants of employee stock options and the Company’s employee stock purchase plan. The table below summarizes the stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation expense:
Cost of goods sold	$1,163	$731	$3,248	$2,090

Total in cost of goods sold	1,163	731	3,248	2,090
Research, development and engineering	821	421	1,910	997
Selling, general and administrative	1,243	1,190	3,247	3,095

Total in operating expenses	2,064	1,611	5,157	4,092

Total in income from operations	$3,227	$2,342	$8,405	$6,182

The following summarizes the Company’s stock option transactions for the nine months ended September 30, 2008:

	Nine months ended September 30, 2008
	Shares	Weighted-average exercise price
Outstanding at the beginning of the period	27,321	$9.55
Granted	5,681	6.33
Exercised	(1,953)	3.31
Forfeited	(1,015)	8.70

Outstanding at the end of the period	30,034	$9.37

14. Income Taxes

For the three and nine months ended September 30, 2008, the Company recorded net income tax expense from continuing operations of $1,060 and $1,753, respectively. The Company currently receives tax benefits due to a partial tax holiday associated with its Costa Rican operation. For the nine months ended September 30, 2008, the benefit was approximately $1,264.

In January 2008, the Company received a $63,000 dividend distribution from its Costa Rica subsidiary. Of the $63,000 dividend, the majority was from previously taxed income and the remainder is taxable in 2008, on which a deferred tax liability was established in the prior year. This distribution is expected to have no impact on the Company’s financial position or liquidity. No provision has been made for the U.S, state or additional foreign income taxes related to approximately $96,520 of undistributed earnings of foreign subsidiaries which have been, or are, intended to be permanently reinvested.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2002; state and local income tax examinations before 2002; and foreign income tax examinations before 2003.

The Company is not currently under Internal Revenue Service (IRS), states or foreign jurisdictional examinations.

In 2002, the Company determined that a valuation allowance should be recorded against all of the Company’s deferred tax assets based on the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion, or all of the deferred tax assets may not be realized. WJ recorded, and the Company maintained, a valuation allowance against its deferred tax assets. The Company considers future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance and evaluates the need for a valuation allowance on a regular basis. At September 30, 2008, management determined that it is more likely than not that the deferred tax assets will not be realized.

15. Commitments and Contingencies

Legal Matters

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that TriQuint failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in TriQuint’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on or about May 25, 2007. On July 23, 2007, the Company and the individual defendants filed separate motions for the dismissal of all claims in each case with the District Court for the District of Oregon. On September 28, 2007, the plaintiffs filed a consolidated opposition to the motions for the dismissal of all claims in each case. On October 26, 2007, the Company and the individual defendants filed separate reply briefs in support of their motions for the dismissal of all claims in each case. On March 13, 2008, the Court granted motions for dismissal, but indicated that plaintiffs could amend their complaint to address the grounds on which the Court based the dismissal. On March 28, 2008, the plaintiffs filed an amended complaint pursuant to the Court’s ruling on the motions for dismissal. Defendants filed an answer to the amended complaint on September 29, 2008.

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

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to expected demand and growth in the wireless handset, broadband, base station, aerospace, networks, networking and military markets; changes in our critical accounting estimates; the reasonableness of our estimates; the ability to enter into military contracts; the effects of our acquisition of WJ Communications, Inc. (“WJ”); our ability to meet our revenue guidance and penetrate our market; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; and expected capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “believes,” “continue,” “could,” “estimates,” “expects,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in Item 1A of Part II of this report entitled “Risk Factors”. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

We are a supplier of high performance modules, components and foundry services for communications applications. Our focus is on the specialized expertise, materials and know-how of radio frequency (“RF”) and other high and intermediate frequency applications. We enjoy diversity in our markets, applications, products, technology and customer base. Our products are designed on various wafer substrates, including compound semiconductor materials such as gallium arsenide (“GaAs”), Gallium Nitride on Silicon Carbide (“GaN”), and piezoelectric crystals such as lithium tantalate (“LiTaO3”). We use a variety of process technologies using these substrates, including heterojunction bipolar transistors (“HBTs”) and pseudomorphic high electron mobility transistors (“pHEMTs”). We also manufacture surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”) products. Using these materials and our proprietary technology, we believe our products can overcome the performance barriers of competing devices in a variety of applications and offer other key advantages such as steeper selectivity, lower distortion, higher power and power-added efficiency, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. We believe that these advantages our products offer can be a tremendous benefit to our customers, which include major communication companies worldwide.

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

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions to applications in the handset, networks and military markets. Our mission is, “Connecting the Digital World to the Global Network™,” and we accomplish this through a diversified product portfolio within the communications and military industries. In the handset market, we have also developed integrated RF modules with the goal of maximizing performance and minimizing costs, by offering complete module solutions with almost all subcomponents sourced from our own technologies and manufacturing facilities. In the networks markets, we are a supplier of both active GaAs and passive SAW components. We provide the military market with phased-array radar antenna components, and in 2005 we were chosen to be the prime contractor on a Defense Advanced Research Projects Agency (“DARPA”) contract to develop high power wide band amplifiers in gallium nitride (“GaN”), a next generation GaAs-derived technology. Subsequently, we have obtained additional funding from the Office of Naval Research to improve manufacturing methods of producing high-power, high-voltage S-band GaAs amplifiers.

Wafer and semiconductor manufacturing facilities require a significant level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can create a material adverse impact on operating results. However, demand has remained strong; equipment utilization in our Oregon factory has risen to the extent that we have decided to increase capital expenditures for equipment and increase the capacity of this factory in 2008. We have raised capacity through these capital investments to add GaAs fabrication capacity in our Oregon factory as well as filter capacity in Florida in 2008. Gross margins are also impacted by the price of platinum and gold which are used in the manufacturing process. We use the sputtering technique in which a “target” of the metal is loaded into the manufacturing equipment. The manufacturing process consumes approximately 20% of the target over several months. The remaining 80% of the base metal is reclaimed and sold. During the first half of 2008, precious metal prices rose steadily and then sharply declined during the three months ended September 30, 2008. Due to the timing of the purchases and the subsequent reclamation, we experienced an unfavorable reclaim price ratio because we purchased at high prices but sold the reclaimed target at lower prices, which negatively impacted gross margins. Assuming flat precious metal prices, gross margins are expected to continue trending modestly upward in the fourth quarter of 2008 due primarily to improved yields.

The market for handset RF components was strong in the third quarter of 2008. We experienced strong growth in third generation (“3G”) product revenues with an increase of 498% for the third quarter of 2008 compared to the third quarter of 2007. The 3G revenues growth was partially off-set by a decrease in the GSM/GPRS product revenues of 40% for the third quarter of 2008 compared to the third quarter of 2007. We believe the fundamental drivers of continued long-term growth in the handset market remain solid as the number of new users in developed countries grows and existing users are adopting 3G enabled handset that offer additional features and functionality as compared to a traditional 2G handset. These more sophisticated handsets, sometimes called Smartphones, which incorporate a variety of features consumers are finding attractive, especially when combined with wireless broadband access enabled by 3G technologies, is one of the fastest growing portions of our market. This transition to more sophisticated handsets increases the RF content in each device, increasing our addressable market. Further, China, India and other emerging countries with improving economies are growing the consumer market by introducing a new customer base. In the past, however, during times of growing demand we have also experienced significant selling price pressure on some of our highest volume products. The current demand for increased RF content required for the higher data rates and increased functionality of 3G handset devices has allowed average selling prices to stabilize. Our opportunity in a 3G phone, which is quad band capable in the enhanced data for GPRS/EDGE GSM evolution (“EDGE”) mode and supports 3 bands in the wideband code division multiple access (“WCDMA”) mode, is over $7.00 of content per unit. For example, our content for a low cost dual-band GSM/GPRS phone is approximately $1.20 per unit. Typical functional price erosion is 10-15% per year, offset by increasing content.

In our networks business, wireless local area networks (“WLAN”) product revenues increased 174% for the third quarter of 2008 compared to the third quarter of 2007. RF content for WLAN has increased the requirements for greater data rates and faster access. The market is also developing mobile devices that are taking on new forms, such as small laptop notebooks also referred to as “netbooks” and mobile internet devices (“MIDs”). These new forms, combined with traditional laptops and WLAN attachment to handsets, have created a significant growth opportunity. Additionally, the continued deployment of cellular systems in emerging markets such as India, Africa and in the rest of Asia has driven GSM/GPRS base station transceiver volumes to new record levels. We expect continued benefit in sales of our point-to-point radio products, largely resulting from build outs in developing countries and data demand increases in those areas of the world where wireless backhaul systems are prevalent.

Our networks market includes products that support the transfer of data at high rates across wireless or wired networks. Our products for this market include those related to base station, WLANs, worldwide interoperability for microwaved access (“WiMAX”), global positioning system (“GPS”), cable television, microwave radio, satellite, groundstation, and optical communications. We also support emerging wireless markets such as automotive and radio-frequency identification (“RFID”). We include our multi-market standard products in the networks category.

Revenues from the military market are generally for products in large scale programs with long lead-times. Once a component has been designed into an end-use product for a military application, the same component is generally used during the entire production life of the end-use product and, as a result, we tend to produce large volumes of these components. Currently, we are actively engaged with multiple military industry contractors in the development of next-generation phased-array systems and have key design wins in major projects such as the Joint Strike Fighter, HTM4 airborne radar and Cobra Judy shipboard radar for detecting missile launches. In addition, in 2005 we entered into a multi-year contract with DARPA to develop high power, wide band amplifiers in GaN. From DARPA, we were awarded a $1.3 million program to optimize GaN technology for S-band. From the Office of Naval Research, we were awarded a $1.6 million program to develop 40V Gallium Arsenide High Power S-band Amplifiers and a $4.5 million contract to advance manufacturing methods in the production of GaAs technologies. We expect to continue to win government funding for advanced technologies in the future and we expect to participate in other large projects such as the B-2 radar upgrade, and hope to expand other programs in the future. In the nine months ended September 30, 2008, we launched a new family of GaN power amplifier products for the defense market. These products also have cross over application in our aerospace and networks markets.

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

Revenues from our distributors are recognized when the product is sold to the distributors. Our distributor agreements provide for selling prices that are fixed at the date of sale, although we offer price protections, which are specific, of a fixed duration and for which we reserve. Further, the distributors are obligated to pay the amount and the price or payment obligation is not contingent on reselling the product. The distributors take title to the product and bear substantially all of the risks of ownership; the distributors have economic substance; and we have no significant obligations for future performance to bring about resale. We can reasonably estimate the amount of future returns. Sales to our distributors were approximately 13% of our total revenues for the nine months ended September 30, 2008 and less than 8% during the same period in 2007. We allow our distributors to return products for warranty reasons and give them stock rotation rights, within certain limitations, and reserve for such instances. Customers that are not distributors can only return products for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

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

Long-Lived Assets

We evaluate long-lived assets for impairment of their carrying value when events or circumstances indicate that the carrying value may not be recoverable. Factors we consider in deciding when to perform an impairment review include, significant changes or planned changes in our use of the assets, plant closure or production line discontinuance, technological obsolescence, significant negative industry or economic trends or other changes in circumstances which indicate the carrying value of the assets may not be recoverable. If such an event occurs, we evaluate whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If this is the case, we recognize an impairment loss to the extent that carrying value exceeds fair value. Fair value is determined based on market prices or discounted cash flow analysis, depending on the nature of the asset and the availability of market data. Any estimate of future cash flows is inherently uncertain. The factors we take into consideration in making estimates of future cash flows include product life cycles, pricing trends, future capital needs, cost trends, product development costs, competitive factors and technology trends as they each affect cash inflows and outflows. If an asset is written down to fair value, that value becomes the asset’s new carrying value and is depreciated over the remaining useful life of the asset.

Investments in Privately Held Companies

In previous years, we made a number of investments in small, privately held technology companies in which we held less than 20% of the capital stock or held notes receivable. We account for all of these investments at cost unless their value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions, or operating results of the issuer that differ from expectations, could result in additional other-than-temporary impairments in future periods.

In addition, as a result of the sale of our former optoelectronics operations, we received as partial consideration $4.5 million of preferred stock in CyOptics, Inc. (“CyOptics”) and an unsecured promissory note from CyOptics for $5.6 million, that was discounted by $2.3 million to reflect the current market rate for similar debt of comparable companies. CyOptics paid $1.1 million towards the promissory note for the nine months ended September 30, 2008 and $0.9 million for the nine months ended September 30, 2007. On October 9, 2007, we participated in an additional bridge financing where we purchased $0.5 million of a subordinated convertible promissory note from CyOptics which converted into preferred stock on July 24, 2008.

At September 30, 2008 and December 31, 2007, our investments in privately held companies consisted of our CyOptics preferred stock and unsecured promissory notes with carrying values of $6.1 million and $7.2 million, respectively.

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

The Company and its subsidiaries are subject to U.S. federal and state income taxes as well as income taxes of foreign jurisdictions. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate estimated liability has been established for potential exposures. We are no longer subject to U.S. federal income tax examinations for years before 2002; state and local income tax examinations before 2002; and foreign income tax examinations before 2003.

We are not currently under Internal Revenue Service (IRS), states or foreign jurisdictional examinations.

In January 2008, we received a $63.0 million dividend distribution from the Costa Rica subsidiary. Of the $63.0 million dividend, the majority was from previously taxed income and the remainder taxable in 2008, on which a deferred tax liability was established in the prior year. This distribution is expected to have no impact on our financial position or liquidity. No provision has been made for the U.S, state or additional foreign income taxes related to approximately $96.5 million of undistributed earnings of foreign subsidiaries which have been, or are, intended to be permanently reinvested.

In 2002, we determined that a valuation allowance should be recorded against all of the Company’s deferred tax assets based on the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. We record the valuation allowance to reduce deferred tax assets when it is more likely than not that some portion, or all of the deferred tax assets may not be realized. WJ recorded, and we maintained a valuation allowance against, its deferred tax assets. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance and evaluate the need for a valuation allowance on a regular basis.

In assessing the realizability of our deferred tax assets, we considered the four sources of taxable income. Because we have no carryback ability and have not identified any viable tax planning strategies, two of the sources are not available. Reversing taxable temporary differences have been properly considered as the deferred tax liabilities reverse in the same period as existing deferred tax assets. However, reversing the deferred tax liabilities is insufficient to fully recover existing deferred tax assets. Therefore, future taxable income, the most subjective of the four sources, is the remaining source available for realization of our net deferred tax assets.

Significant operating losses in 2005 and prior years, modest earnings levels in recent years that are highly sensitive to changes in the business environment, instances of missed projections, the cyclical nature of our industry and the recent significant economic uncertainties in the market have been important in concluding that projected future taxable income is too uncertain to be used as justification for the realization of deferred tax assets. For example, in the second quarter of 2008, we recorded a pre-tax income that was below the earlier projections. Subsequently, a number of events have made forecasting taxable income even more difficult. The acquisition of WJ, with a prior history of pre-tax losses, created a risk that we would not be able to improve this performance or would fail to integrate it successfully into our operations. The substantial slow down in the world economy has also heightened the risk of a material reduction in business levels. Our customers and competitors have noted similar uncertainties regarding the performance of our industry. In addition, during the second and third quarters of 2008, we added significant capacity and fixed costs to respond to growths in demand, adding more risk to taxable income should sales decline. Finally, our third quarter 2008 earnings were negatively impacted by the unpredictable volatility in platinum pricing which resulted in higher costs that could not be passed on to customers.

During the fourth quarter of 2008, we expect to complete the integration of WJ into our operations. We also expect to complete our operating budget for 2009, late in the fourth quarter of 2008 or early in the first quarter of 2009. Completion of these two activities should clarify our understanding of future profitability expectations and may trigger a reversal of all or a portion of our valuation allowance. However, at the date of this report, we are unable to predict the timing of improvements in the world economy or a decline in volatility of precious metals prices which makes it difficult to accurately forecast taxable income. Seasonally weak first quarter of 2009 performance combined with significant market uncertainty may continue to result in the need for a valuation allowance.

Stock-Based Compensation

There were no significant changes to our stock-based compensation accounting estimates and assumptions in the three months ended September 30, 2008. Refer to our most recent Annual Report on Form 10-K for a complete description of our stock-based compensation accounting estimates and assumptions.

Results of Operations

The following table sets forth the results of our operations expressed as a percentage of revenues for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.6	67.8	66.8	70.0

Gross profit	31.4	32.2	33.2	30.0
Operating expenses:
Research, development and engineering	13.5	13.5	15.7	13.2
Selling, general and administrative	11.3	12.5	13.2	13.3
In-process research and development	—	6.2	0.3	2.2
(Gain) loss on disposal of equipment	(0.1)	0.0	(0.1)	0.0

Total operating expenses	24.7	32.2	29.1	28.7

Operating income	6.7	0.0	4.1	1.3

Other income (expense):
Interest income	0.3	1.8	0.9	2.2
Interest expense	(0.1)	(0.0)	(0.0)	(0.5)
Foreign currency gain	0.1	0.1	0.2	0.1
Other, net	(0.0)	0.0	0.0	0.0

Total other income, net	0.3	1.9	1.1	1.8

Income before income tax	7.0	1.9	5.2	3.1
Income tax expense	0.6	0.4	0.4	0.3

Net Income	6.4	1.5	4.8	2.8

Three Months Ended September 30, 2008 and 2007

Our revenues increased $63.4 million, or 52%, to $186.3 million for the three months ended September 30, 2008 as compared to $122.9 million for the three months ended September 30, 2007. For the three months ended September 30, 2008, Foxconn accounted for more than 10% of our revenues. Our revenues by end market for the three months ended September 30, 2008 and 2007 were as follows:

(as a % of Total Revenues from Continuing Operations)	Three Months Ended September 30,
	2008	2007
Handsets	55%	54%
Networks	37	35
Military	8	11

Total	100%	100%

Handset

Revenues from handset market products for the three months ended September 30, 2008 increased approximately 54% as compared to the three months ended September 30, 2007. The increase in handset revenues was primarily due to increases in revenues from 3G products, which increased 498% over the third quarter of 2007. These products accounted for 61% of the handset revenues for the third quarter of 2008, as compared with the 16% of handset revenues for the third quarter of 2007.

The increase in 3G product revenues was partially offset by decreases in revenues from sales of our CDMA and GSM/GPRS products that, combined, accounted for 36% of handset revenues for the third quarter of 2008, as compared with 82% of handset revenues for the second third of 2007. Our 3G products have a higher average sales price than CDMA and GSM/GPRS products.

Networks

Revenues from the networks market products, which include base station products, broadband products, and various standard products, increased approximately 59% for the third quarter of 2008 as compared to the third quarter of 2007. The increases in networks revenue was partially due to an increase in revenues from sales of our broadband products such as WLAN, optical, and cable products which grew 174%, 104% and 81%, respectively, for the third quarter of 2008 compared to the third quarter of 2007, respectively and increases in revenues from our 3G base station products products, such as WCDMA products. These revenue increases were partially offset by decreases in some of our 2G base station products such as GSM and CDMA products which decreased 25% and 53%, respectively, for the third quarter of 2008 as compared to the third quarter of 2007, respectively.

Military

Revenues from our military-related market products increased approximately 22% for the third quarter of 2008 as compared to the third quarter of 2007. The increase in military-related products revenues in the third quarter of 2008 compared to the third quarter of 2007 was primarily due to a 60% increase in revenues from radar products. The increase in radar revenues was partially offset by a decrease in revenues from research and development funding in the quarter. As a percentage of our total revenues, military-related products decreased to 8% of our total revenues for the third quarter of 2008 as compared to 11% for the third quarter of 2007.

Domestic and International Revenues

Revenues from domestic customers were approximately $33.5 million for the third quarter of 2008, compared to $48.5 million for the third quarter of 2007. Revenues from international customers were approximately $152.8 million for the third quarter of 2008, compared to $74.4 million for the third quarter of 2007. As a percentage of total revenues, revenues from international customers were 82% of revenues for the third quarter of 2008, as compared to 61% for the third quarter of 2007. Revenues from international customers remained high due to strong demand for handsets and networks products in Asia.

Gross Profit

Our gross profit margin as a percentage of revenues decreased to 31.4% for the third quarter of 2008, compared to 32.2% for the third quarter of 2007. The decrease in gross profit margin was primarily due to the unfavorable impact of purchasing precious metals targets at high prices and selling the reclaimed target at lower prices and lower than expected yields from new products, equipment, and personnel.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses for the third quarter of 2008 increased $8.7 million, or 53%, to $25.2 million, or 13.5% of revenues, as compared to the third quarter of 2007. The increase was primarily due to an increase in headcount and a full quarter of WJ operations. As a percentage of revenues, research, development and engineering expenses remained flat at 13.5% of revenues for the third quarter of 2008.

Selling, general and administrative

Selling, general and administrative expenses for the third quarter of 2008 increased $5.8 million, or 38%, to $21.1 million, or 11% of revenues, as compared to the third quarter of 2007. Our selling, general and administrative expenses increased primarily as a result of an increase in commissions due to higher sales levels and increased labor costs from an increase in headcount. As a percentage of revenues, selling, general and administrative expenses fell to 11% of revenues for the third quarter of 2008, from 12% of revenues for the third quarter of 2007.

In-process research and development

In-process research and development costs of $7.6 million for the third quarter of 2007 resulted from the acquisition of Peak Devices, which was completed on August 31, 2007. No similar charges were incurred for the three months ended September 30, 2008.

Other income (expense), net

For the third quarter of 2008 we recorded net interest income of $0.5 million, a decrease of $1.8 million, as compared with $2.2 million recognized for the third quarter of 2007, as a result of a decrease in interest rates and cash balances.

Income tax expense

For the third quarters of 2008 and 2007, we recorded a net income tax expense of $1.1 million and $0.5 million, respectively.

Nine Months Ended September 30, 2008 and 2007

Revenues increased $77.1 million, or 22%, to $424.4 million for the nine months ended September 30, 2008 as compared to $347.3 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008 Foxconn accounted for more than 10% of our revenues. Our revenues by end market for the nine months ended September 30, 2008 and 2007 were as follows:

(as a % of Total Revenues from Continuing Operations)	Nine Months Ended September 30,
	2008	2007
Handsets	52%	54%
Networks	38	35
Military	10	11

Total	100%	100%

Handsets

Revenues from the handset market products increased approximately 19% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Revenues from our 3G and WLAN products increased approximately 186% and 411%, respectively, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. These products combined accounted for 43% and 4% of handset revenues for the nine months ended September 30, 2008 and 2007, respectively.

The increases in 3G and WLAN product revenues were offset by decreases in revenues from sales of our CDMA and GSM/GPRS products of approximately 14% and 30%, respectively, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The revenues from our CDMA and GSM/GPRS products comprised approximately 53% of total handset revenues for the nine months ended September 30, 2008 compared to 81% of total handset revenues for the nine months ended September 30, 2007.

Networks

Revenues from the networks market products increased approximately 36% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The increase was primarily due to increases of 129%, 71%, and 72% in revenues from sales of our broadband products such as WLAN, cable and optical broadband products, respectively, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007 respectively. Revenues from our basestation products such as WCDMA and broadband wireless access (“BWA”) products increased 73% and 52%, respectively, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. These increases were partially offset by decreases in revenues from groundstation and GPS products of 22% and 26%, respectively.

Military

Revenues from our military-related market products increased approximately 13% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. As a percentage of our total revenues, military-related products remained relatively flat at 10% and 11 % of our total revenues for the nine months ended September 30, 2008 and 2007, respectively. The increase in revenue for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to a 64% increase in radar products revenue. The increases were partially offset by a decrease in revenues from research and development funding of approximately 62% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Domestic and International Revenues

Revenues from domestic customers were approximately $76.4 million for the nine months ended September 30, 2008, compared to approximately $140.7 million for the nine months ended September 30, 2007. Revenues from international customers were approximately $348.0 million for the nine months ended September 30 2008, compared to approximately $206.6 million for the nine months ended September 30, 2007. As a percentage of total revenues, revenues from international customers were 82% of revenues for the nine months ended September 30, 2008, as compared to 60% of revenues for the nine months ended September 30, 2007. Revenues from international customers continued to grow due to the increasing demand for wireless handsets and infrastructure products in developing regions, where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. and Western Europe.

Gross Profit

Our gross profit margin as a percentage of revenues increased to 33.2% for the nine months ended September 30, 2008, compared to 30.0% for the nine months ended September 30, 2007. The gross profit margin for the nine months ended September 30, 2007 included an excess inventory charge of $4.1 million. Gross profit margin for the nine months ended September 30, 2008 increased by a small percentage due to higher efficiency and utilization rates offset by an unfavorable impact of purchasing precious metals targets at high prices and selling the reclaimed target at lower prices.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses for the nine months ended September 30, 2008 increased $20.9 million, or 46%, to $66.8 million, from $45.9 million for the nine months ended September 30, 2007. Research, development and engineering expenses increased primarily due to an increase in labor costs and purchases of technical supplies. As a percentage of total revenues, research, development and engineering expenses were 15.7% of revenues for the nine months ended September 30, 2008 and 13.2% of revenues for the nine months ended September 30, 2007.

Selling, general and administrative

Selling, general and administrative expenses for the nine months ended September 30, 2008 increased $10.1 million, or 22%, to $56.2 million from $46.1 million for the nine months ended September 30, 2007. Our selling, general and administrative expenses increased for the nine months ended September 30, 2008 primarily due to increased commissions, labor costs, and insurance costs. As a percentage of revenues, selling, general and administrative expenses were 13.2% for the nine months ended September 30, 2008 and 13.3% for the nine months ended September 30, 2007.

In-process research and development

In-process research and development costs of $1.4 million and $7.6 million for the nine months ended September 30, 2008 and 2007, respectively, resulted from the acquisition of Peak Devices, Inc., which was completed on August 31, 2007 and from the acquisition of WJ Communications, which was completed on May 22, 2008.

Other income (expense), net

For the nine months ended September 30, 2008, we recorded net interest income of $3.6 million, compared to $6.0 million for the nine months ended September 30, 2007. The decrease for the nine months ended September 30, 2008 was primarily a result of a decrease in interest income of $3.9 million due to a decrease in earned interest rates and cash balances partially offset by a decrease of $1.5 million in interest expense.

Income tax expense

For the nine months ended September 30, of 2008 and 2007, we recorded a net income tax expense of $1.8 million and $1.1 million, respectively.

Liquidity and Capital Resources

Liquidity

As of September 30, 2008, our cash, cash equivalents and marketable securities decreased $123.3 million, or 61%, to $80.2 million, from $203.5 million as of December 31, 2007. This decrease in cash, cash equivalents and marketable securities during the nine months ended September 30, 2008 was primarily due to the payment for purchase acquisition of WJ Communications for a purchase price of $61.7 million, net of cash acquired, the payment of capital expenditures in the amount of $70.9 million, and the purchase of $17.7 million of long term investments. The decrease in cash, cash equivalents and marketable securities was partially offset by cash inflows in financing activities of $25.3 million, largely due to the net borrowings on our lines of credit of $13.0 million.

At September 30, 2008, our net accounts receivable balance increased $40.8 million, or 56%, to $114.0 million, from $73.2 million at December 31, 2007. This increase was primarily due to higher Q3 revenue for the nine months ended September 30, 2008 and the timing of shipments. Days sales outstanding increased slightly from 52 days at December 31, 2007 to 58 days at September 30, 2008.

At September 30, 2008, our net inventory balance increased $40.0 million, or 60%, to $107.2 million, compared to $67.2 million at December 31, 2007. This increase in inventory during the period was due to an increase in purchased material and built product in anticipation of strong second half of 2008 demand. Inventory turns, calculated using ending inventory, were 4.7 for the third quarter of 2008 compared to 4.2 for the second quarter of 2007.

At September 30, 2008, our net property, plant and equipment increased $51.1 million, or 25%, to $255.6 million, from $204.6 million at December 31, 2007. The increase was primarily due to capital expenditures of $70.9 million during 2008, partially offset by depreciation of $24.8 million. The capital expenditures made during the nine months ended September 30, 2008 were for the purpose of increasing the capacity at our Oregon facility and for equipment to support new products and technologies at our Texas and Oregon facilities.

At September 30, 2008, our accounts payable and accrued expenses increased $28.9 million, or 62%, to $75.5 million, compared to $46.6 million at December 31, 2007. The increase was consistent with the increase in inventory and capital expenditures.

Transactions Affecting Liquidity

On May 22, 2008, we completed the acquisition of WJ and paid $72.6 million on the closing date and acquired cash of $10.8 million.

On June 27, 2008, we entered into a Credit Agreement (the “Agreement”) with Bank of America, N.A. The Agreement provides for a two-year unsecured revolving credit facility of $50.0 million. We pay interest at an amount equal to the sum of the rate per annum calculated from the British Bankers Association LIBOR rate plus a designated percentage per annum Alternatively, we may pay interest at a rate equal to the higher of the federal funds rate plus 1/2% and the prime rate of the lenders plus the applicable rate, as defined in the Agreement. The Agreement contains non-financial covenants and amounts are due in full on the maturity date of June 27, 2010, subject to a one-year extension. At September 30, 2008, $13.0 million was outstanding under the Agreement which was repaid in full on October 17, 2008.

Sources of Liquidity

Our current cash, cash equivalent and short-term investment balances, together with cash anticipated to be generated from operations, are currently our principal sources of liquidity, and we believe these will satisfy our projected working capital, capital expenditure, debt servicing and possible investment needs through the next 12 months. The principal risks to these sources of liquidity are lower than expected earnings or capital expenditures in excess of our expectations, in which case we may be required to finance any additional requirements through additional equity offerings, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

We currently expect capital expenditures of approximately $10.0 million for the fourth quarter of 2008.

There have been no material changes in the disclosure related to our contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off Balance Sheet Arrangements

As of September 30, 2008, we did not have any off balance sheet arrangements as defined in Regulation S-K Item 303 (a)(4). We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Cash Equivalents, Short-term and Long-term Investments

Our investments in cash equivalents, short-term investments and long-term investments are classified as available-for-sale securities and consist of highly rated, short term and long term investments, such as money market funds, in accordance with an investment policy approved by our Board of Directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. In addition, at September 30, 2008, we did not have any investments in auction-rate securities. Further, we do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.

The following table shows the fair values of our investments as of September 30, 2008 (in millions):

	Cost	Fair Value
Cash and cash equivalents (including unrealized gain of less than $0.003)	$78.2	$78.2
Available-for-sale investments (including net unrealized losses of $0.005)	$2.0	$ 2.0
Long term investments (including net unrealized gains of $0.027)	$15.7	$15.7

Foreign Currency Risk

We are exposed to currency exchange rate fluctuations, because we sell our products internationally and have operations in Costa Rica and Germany. We manage the foreign currency risk of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We engage in limited foreign currency hedging transactions to hedge material cash flows that are not denominated in U.S. dollars, in accordance with a foreign exchange risk management policy approved by our Board of Directors. We had primarily used currency forward contracts for this purpose. This hedging activity will reduce, but may not always entirely eliminate, the impact of currency exchange movements. As of September 30, 2008 we had no forward currency exchange contracts outstanding.

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

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that TriQuint failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in TriQuint’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on or about May 25, 2007. On July 23, 2007, the Company and the individual defendants filed separate motions for the dismissal of all claims in each case with the District Court for the District of Oregon. On September 28, 2007, plaintiffs filed a consolidated opposition to defendants’ motions for the dismissal of all claims in each case. On October 26, 2007, the Company and the individual defendants filed separate reply briefs in support of their motions for the dismissal of all claims in each case. On March 13, 2008, the Court granted the motions for dismissal, but indicated that plaintiffs could amend their complaint to address the grounds on which the Court based the dismissal. On March 28, 2008, the plaintiffs filed an amended complaint pursuant to the Court’s ruling on the motions for dismissal. Defendants filed an answer to the amended complaint on September 29, 2008.

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

Our quarterly and annual results of operations have varied in the past and may vary significantly in the future due to a number of factors including the following:

•	general economic conditions, including the possibility of a severe recession in the U.S. and a worldwide economic slowdown;

•	recent disruptions to the global credit and financial markets;

•	cancellation or delay of customer orders or shipments;

•	market acceptance of our products and those of our customers;

•	market acceptance of new/developing technologies that perform in a manner comparable to our products;

•	variability of the life cycles of our customers’ products;

•	variations in manufacturing capacity and yields, including additional costs or delays in increasing manufacturing capacity needed to support increasing customer demand;

•	changes in the mix of products we sell;

•	volatility in precious metal prices;

•	variations in operating expenses;

•	variations in product warranty claims;

•	impairments of our assets;

•	the long sales cycles associated with our products;

•	the timing and level of product and process development costs;

•	variations in raw material availability, quality and costs;

•	delays in new process qualification or delays in transferring processes;

•	the timing and level of nonrecurring engineering revenues and expenses relating to customer-specific products;

•	significant changes in our own inventory levels as well as our customers’; and

•	delivery terms requiring that we cover shipment and insurance costs as well as import/export duty costs.

We expect that our operating results will continue to fluctuate in the future as a result of these and other factors. We experienced rapid growth last quarter associated with design wins that represent significant opportunities compared to the size of our company. Unfavorable changes in these or other factors could cause our results of operations to materially suffer. Due to potential fluctuations, period-to-period comparisons of our results of operations are not necessarily indicative of our future performance.

Our business may be negatively impacted by the volatility and disruption of the capital and credit markets, and adverse changes in the global economy.

Current uncertainty in global economic conditions poses a risk to the overall economy as consumers and businesses may defer purchases in response to restricted access to credit and negative financial news, which could negatively affect product demand and other related matters. Consequently, demand could be different from our expectations due to factors including changes in business and economic conditions; conditions in the credit market that could affect consumer confidence; customer acceptance of our and our competitors’ products; changes in customer order patterns including order cancellations; and changes in the level of our customers’ inventory. Credit market conditions also may slow our collection efforts as customers experience increased difficulty in obtaining requisite financing, leading to higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense. In addition, credit conditions may impair our vendors’ ability to finance the portion of raw materials or general working capital needs to support our production requirements, resulting in a delay or non-delivery of inventory shipments.

Our ability to find investments that are both safe and liquid and that provide a reasonable return may be impaired. This could result in lower interest income, longer investment tenors and/or higher other-than-temporary impairments.

Our business may be adversely affected by our customers ability to access the capital markets.

Although we believe we have adequate liquidity and capital resources to fund our operations internally, in light of current market conditions, our inability or the inability of our customers to access the capital markets, on favorable terms or at all, may adversely affect our financial performance. The inability to obtain adequate financing from debt or capital sources could force us to self-fund strategic initiatives or even forgo certain opportunities, potentially harming our performance.

Additionally, the inability of our customers to access capital efficiently could cause disruptions in their businesses, thereby negatively impacting ours. For example, if our customers do not have sufficient liquidity, they could reduce or limit new purchases, which could result in lower demand for our products and/or we may be at risk for any trade credit we have extended to them, due to their inability to repay us. This risk may increase if there is a general economic downturn affecting significant customers or a large number of our other customers and they are not able to adequately manage their business risks or do not properly disclose their financial condition to us.

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

We compete with U.S. and international semiconductor manufacturers including Skyworks, RF Micro Devices and Anadigics. Some of our competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. We expect intensified competition from existing integrated circuit, SAW and BAW device suppliers, and from the entry of new competitors into our target markets. The operations of some companies producing products similar to ours for their internal requirements also contribute to a competitive environment.

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

Due to the proprietary nature of our products, competition occurs almost exclusively at the system design stage. As a result, a design win by our competitors or by us typically limits further competition with respect to a given design. Additionally, compared to GaAs, manufacturers of high performance silicon integrated circuits have achieved greater market acceptance of their existing products and technologies in some applications. Further, we compete with both GaAs and silicon suppliers in all of our target markets. If we are unable to effectively compete in these markets, our results of operations may be adversely affected.

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

We typically have customers who generate more than 10% of our revenues for a given period. For the three and nine months ended September 30, 2008, Foxconn accounted for more than 10% of our revenues. We do not know that we will be able to retain these customers in the future, and any significant loss of, or a significant reduction in purchases by, one or more of these customers could have an adverse affect on our financial condition and results of operations. Further, the consolidation of our customers may result in increased customer concentration and/or the potential loss of customers, which could also negatively affect our financial condition and results of operations.

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

For the nine months ended September 30, 2008 and 2007, we received a portion of our revenues from the U.S. government or from prime contractors on U.S. government sponsored programs principally for military applications. These military programs with the U.S. government generally have long lead times, such as the DARPA contract to develop high power, wide band amplifiers in GaN and the F-22 Raptor and Joint Strike Fighter aircraft programs. These military programs are also subject to delays or cancellation. Further, spending on military contracts can vary significantly depending on funding from the U.S. government. We believe our government and military contracts in the recent past have been negatively affected by military operations such as the war in Iraq, as the government has allocated more funding to the war and less on new development and long-term programs, such as the ones in which we participate. Reductions in military funding or the loss of a significant military program or contract would have a material adverse effect on our operating results.

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

	Type of Disaster	Approximate Percent of Total*
Location		Fixed Assets	Revenues
Apopka, Florida	H	13%	10%
Bend, Oregon	E, V	0%	1%
Boulder, Colorado	E, H	1%	0%
Dallas, Texas	H	39%	21%
Hillsboro, Oregon	E, V	26%	64%
San Jose, Costa Rica	E, V, H	13%	4%
San Jose, California	E	1%	4%
Laguna Technopark, Philippines	V, H,	1%	0%

E— Earthquake/mudslide

V— Volcanic eruption

H— Hurricane, tornado, typhoon, and/or flooding

*	Figures are based on revenues for the nine months ended September 30, 2008 or net fixed assets as of September 30, 2008. Additionally, the sum may be greater than 100% due to shared risks between locations.

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

Two former production facilities at Scotts Valley and Palo Alto from our acquisition of WJ Communications, have significant environmental liabilities for which we have entered into and funded fixed price remediation agreements and obtained cost-overrun and unknown pollution insurance coverage. We do not assure you that these arrangements will be sufficient to cover all liabilities related to these two sites.

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

WJ had identified a material weakness in its internal control over financial reporting as of December 31, 2007 that consisted of not maintaining a sufficient number of qualified resources with the required proficiency to apply their accounting policies in accordance with generally accepted accounting principles of the United States of America. While we do not anticipate this material weakness will affect the effectiveness of our internal control over financial reporting, no assurance can be made that this material weakness or other issues related to WJ’s internal control over financial reporting will not have an adverse effect on the effectiveness of our internal control over financial reporting. We are still assessing WJ’s procedures and controls and may make additional changes in those controls in the future. We will continue to evaluate strategic opportunities available to us and we may pursue product, technology or business acquisitions or investments in strategic partners. However, we may not successfully address these risks or any other problems that arise in connection with future acquisitions or equity investments in privately held companies.

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

Our sales outside of the United States for the nine months ended September 30, 2008 and 2007 were 82% and 60% of total revenues, respectively. A number of our employees and operations are located in countries other than the United States. We also employ contractors in other countries to perform certain packaging and test operations for us. The laws and operating conditions of these countries may differ substantially from that of the U.S. As a result of having a significant amount of sales outside of the United States, we face inherent risks from these operations, including but not limited to:

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

In addition, due to the technological advantages provided by GaAs integrated circuits in many military applications, the Office of Export Administration of the U.S. Department of Commerce must license all of our sales outside of the United States. We are also required to obtain licenses from that agency for sales of our SAW products to customers in certain countries. If we fail to obtain these licenses or experience delays in obtaining these licenses in the future, our results of operations could be harmed. Also, because a majority of our foreign sales are denominated in U.S. dollars, increases in the value of the dollar would increase the price in local currencies of our products and make our products less price competitive.

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

We are subject to taxation in many different countries and localities worldwide. In some jurisdictions, we have employed specific business strategies to minimize our tax exposure. To the extent the tax laws and regulations in these various countries and localities could change, our tax liability in general could increase or our tax saving strategies could be threatened. Such changes could have a material adverse effect on our operations and financial results. For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 50% exemption from Costa Rican income taxes through November 2009. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative impact on our net income. For the nine months ended September 30, 2008, the 50% tax exemption reduced our income tax expense by $1.3 million.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of $7.04 to a low of $4.40 for the 52 weeks ended September 30, 2008. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly. Further, high stock price volatility could result in higher stock-based compensation expense.

Our indebtedness could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures, and prevent us from fulfilling our financial obligations.

Our line of credit contains numerous covenants that restrict our ability to create, incur or assume liens and indebtedness, make certain investments and dispositions, change the nature of the business, and merge with other entities. Other covenants are financial in nature, including leverage and liquidity ratios. A breach of any of these covenants could result in a default under the applicable agreement or indenture. If a default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.

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

TRIQUINT SEMICONDUCTOR, INC.

Dated: November 6, 2008	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: November 6, 2008	By:	/s/ STEVE BUHALY
Steve Buhaly Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

4	Amended and Restated Rights Agreement, dated as of June 23, 2008, between TriQuint Semiconductor, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 24, 2008).

10.1	Agreement and Plan of Merger between TriQuint Semiconductor Inc, ML Acquisition, Inc and WJ Communications, Inc. dated as of March 9, 2008 (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K filed on March 11, 2008).

10.2	Employment Agreement dated as of May 30, 2008 by and between TriQuint Semiconductor, Inc. and Steven R. Grant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2008).

10.3	Credit Agreement, dated June 27, 2008 by and between TriQuint Semiconductor, Inc and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.