Form 10-K
period 2008-12-31
TRIQUINT SEMICONDUCTOR INC
filed 2009-03-02
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22660

TRIQUINT SEMICONDUCTOR, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3654013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 N.E. Brookwood Parkway

Hillsboro, Oregon 97124

(503) 615-9000

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on June 30, 2008, the last day of the Registrant’s second fiscal quarter, reported on the NASDAQ Stock Market, was approximately $700,541,987. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the Registrant’s outstanding common stock have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity securities.

As of February 24, 2009, there were 147,355,994 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2008 Annual Meeting of Stockholders, which is scheduled to be held on May 5, 2009. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s year ended December 31, 2008.

Important Notice to Stockholders:

This Annual Report on Form 10-K contains both historical information and forward-looking statements about TriQuint Semiconductor, Inc. (“TriQuint”, “we”, “us”, “our” or “our company”). In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “estimates,” “expects,” “feels,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “reasonably,” “seek to continue,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results, including, but not limited to, those related to our product strategy; demand in the handset, networks , and military markets; our product offerings and outlook for each of our markets; our growth in handset market share; potential customer concentration risks; changes in our critical accounting estimate; our ability to enter into new military contracts; our competitive advantages in design and process; our ability to manufacture and sell in international markets; our plans for our manufacturing facilities; risks associated with manufacturing yields and our ability to improve yields, costs and subcontractor services; risks associated with our production outside of the U.S.; our reliance on certain suppliers; our expectations regarding the selling prices for our products; our expectations regarding our competitors and pricing levels; our goal to reduce costs and improve performance value for our products; risks associated with intellectual property including protecting our interests and infringing on others’; our ability to improve our products and processes and develop new products; impact of environmental regulations on our business; risks associated with our unfilled orders; our ability to meet revenue guidance and penetrate our markets; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; capital expenditures; and other comments that involve risks and uncertainties. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in Part I of this report titled “Risk Factors.” These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Please see Item 1A, “Risk Factors” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

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

In the U.S., we have design and manufacturing facilities in Oregon, Texas, and Florida with additional design facilities in Colorado, Massachusetts, California, and North Carolina, as well as sales support offices in various locations. Outside the U.S., we have a production and assembly facility in Costa Rica and the Philippines and design facilities in Germany. In addition we have application sales support offices in China, Finland, France, Germany, Japan, Korea, Malaysia, Sweden, Taiwan and the United Kingdom. We own and operate our own wafer fabrication, foundry and product test and assembly facilities. We also lease one facility and use subcontractors for a significant portion of our test and assembly processes. We use our proprietary processes in these facilities to produce high performance RF products in high volumes and believe that control of these manufacturing processes enables us to be a reliable source of supply with increased opportunities to enhance quality, reliability and manufacturing efficiency. In addition, control of our manufacturing process and our combined research and design capabilities assist us in developing new processes and products and increase our ability to be responsive to customer requirements.

We believe we have vertically integrated our sizeable design and production capabilities to focus on the needs of RF applications as a foundation to serve our primary end markets. We also believe our integration strategy allows us to offer cost-saving advantages and high-quality products, which in turn have made our products the choice of industry leaders across the globe.

We were incorporated in California in 1981 and reincorporated in Delaware on February 12, 1997. We have the following wholly-owned operating subsidiaries; TriQuint BV (LLC), TriQuint CV LP, TriQuint Europe Holding Company, TriQuint TFR Inc., TriQuint, Inc., TriQuint S.R.L., TriQuint Semiconductor Texas LP, TriQuint Sales and Design, Inc. TriQuint Colorado, Inc., TriQuint Semiconductor GmbH, TriQuint Asia, TriQuint International Holding Co, TriQuint Technology Holding Co, TriQuint Texas General Holding Company, TriQuint Texas Limited Holding Company, TriQuint (Shanghai) Trading Co. Ltd., TriQuint Semiconductor Japan TYK TriQuint Sweden AB, TriQuint WJ, Inc., WJ NEWCO LLC, WJ Communications (Shanghai) Ltd, Watkins-Johnson Environmental Inc, and Watkins-Johnson International, Inc. Our principal executive offices are located at 2300 N.E. Brookwood Parkway, Hillsboro, Oregon 97124 and our telephone number at that location is (503) 615-9000. Information about our company is also available at our website at www.triquint.com, which includes links free of charge to reports and amendments to those reports we have filed with the Securities and Exchange Commission (“SEC”). The contents of our website are not incorporated by reference in this Annual Report on Form 10-K. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports can also be accessed at the SEC website, www.sec.gov.

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

TriQuint Strategy

Our business strategy is to provide our customers with high-performance, low-cost solutions to applications in the handset, networks, and military markets. Our mission is, “Connecting the Digital World to the Global Network™,” and we accomplish this through a diversified product portfolio within the communications and military industries. In the handset market, we provide high performance devices such as RF filters, duplexers, small signal components, power amplifiers, switches and passive components. We have also developed integrated RF modules offering more integrated solutions, a key to our growth in 2008. In networks markets, we are a supplier of both active GaAs and passive SAW components. We provide the military market with phased-array antenna radar components and in 2005 were awarded the role of prime contractor on a Defense Advanced Research Projects Agency (“DARPA”) contract to develop high power wide band amplifiers in gallium nitride (“GaN”), a next generation GaAs derived technology. In 2008 we were further recognized by the Office of Naval Research, which awarded us a $4.5 million contract to improve manufacturing methods of producing high-power, high-voltage S-band GaAs amplifiers. The other key elements of our strategy include:

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

Handsets

The demand for handsets has evolved over the past several years as a result of increased demand for enhanced voice and data communication capabilities. Users want handsets to provide signal quality similar to wired communication systems, be smaller and lighter, accommodate longer talk time and standby time and contain complex functionality such as digital cameras, video recorders, music players, GPS, Bluetooth, internet access, mobile television and other video standards. To support the growing demand for wireless data communications, implementation of new standards has evolved such as GPRS, EDGE, WCDMA and others. This increase in wireless communication traffic has resulted in congestion of the assigned frequency bands, creating capacity issues for network operators. As a consequence, wireless communications standards are evolving to more efficiently utilize the available spectrum and demand has increased for handsets that work across multiple standards and frequency bands. Handsets of this complexity provide new technical challenges that our products are well suited to address and we believe our handset strategy will be able to meet the needs of this evolving market.

Our handset revenue is from electronic components for mobile phones including transmit modules, RF filters, power amplifiers (“PAs”) and power amplifier modules (“PAMs”), duplexers, other RF devices and integrated products. We sell these products to handset manufacturers worldwide. Historically, the demand for handset components and modules has been driven by the increasing usage of handsets worldwide and the increasing complexity of those handsets which utilize features such as multiband radios and global positioning systems. Worldwide, the total number of handset subscribers continues to grow, with China and India growing at the fastest rates. There are a number of wireless phone standards in use around the world. GSM/GPRS is the most prevalent standard, utilized primarily in Europe and many parts of Asia. GSM/GPRS has a growing presence in the U.S. CDMA is the standard used principally in North and South America, Korea, and parts of China and India. Historically, we have sold more CDMA products. However, over the past several years, we have focused our efforts on the design of products based on the GSM/GPRS and WCDMA/EDGE standards. We believe we have made significant advances and are continuing to gain market share in WCDMA/EDGE products. Our growing product portfolio embraces the needs required by the third generation of mobile communication (“3G”) with a complete selection of WCDMA/EDGE modules.

The handset market has experienced growth in each of the past 16 years, except for 2001 as a result of a slowdown in the overall economy. Further, the global number of subscribers to wireless communications has grown. This growth has been particularly strong due to growth in both China and India as well as the increase in demand for new phones with additional features. We believe we are well positioned to benefit from this growth.

In many handset applications, GaAs material and device design can provide key performance advantages over silicon, such as higher frequency operation, improved signal reception and transmission, better signal processing in congested bands and greater power efficiency for longer battery life. These are becoming increasingly important with the new applications and we believe our use of GaAs wafer substrates and a variety of technologies provides us with the ability to satisfy these market demands. Further, our access to varied process technologies enables us to combine them in applications to optimize both product performance and cost. Specifically, as part of our handset strategy, we have introduced many new products for this market, including the following product families: HADRON, TRITIUM and QUANTUM. Our HADRON PA ModuleTM family is an industry standard series of discrete PA modules that provide customers with the choice between EDGE-Linear and EDGE-Polar architectures which we believe are optimized to deliver the best possible talk time in GSM/GPRS and WCDMA/EDGE modes. Our TRITIUM PA-Duplexer ModuleTM family includes versions that support both CDMA and WCDMA/HSDPA/HSUPA applications integrating a duplexer and transmit module interstage filter with a linear PA, each optimized to global geographic frequency bands. Our QUANTUM Tx ModuleTM family builds on the heritage of our signature GSM/GPRS transmit modules, integrating a GaAs pHEMT switch, low pass filters and a PA along with all necessary matching control circuits. Our new QUANTUM II Tx ModuleTM and TRITIUM PA-Duplexer ModuleTM for the WCDMA market provide for an even more compact solution. We believe these new modules are an excellent complement to our current line of GSM/GPRS and WCDMA/EDGE products for current and next-generation handsets as well as Bluetooth PAs and filters.

Historically, we have experienced seasonal fluctuations in our sales of handset components. Our revenues are generally the strongest in the fourth quarter in response to the holiday selling season and weakest in the first quarter of each year. This seasonality was apparent in the first half of 2008. During 2008 as a whole, we had many successful design wins, placing our products in over 100 phone models and we believe that our share of the market grew approximately 5% in 2008 by unit volume. However, we experienced a sharp drop in demand in the fourth quarter of 2008 which is not consistent with past seasonality.

As a percentage of our total revenues, our revenues from handsets products accounted for approximately 52% in 2008, compared to 53% of revenues in 2007 and 51% of revenues in 2006.

Networks

Our networks market includes products that support the transfer of voice, data or video across wireless or wired networks. Our strategy for networks is “Simplifying RF” through integration, superior performance and unmatched customer support. Our products for this market are divided into four main categories:

•

Wireless Client which includes broadband wireless access products for GPS, wireless LANs (local area networks) and WiMAX (worldwide interoperability for microwave access) within the client applications;

•

Transport which includes wired broadband applications such as point-to-point microwave radios, CATV (community access television or cable television), and optical communications and satellite broad communication applications such as VSAT (very small aperture terminals);

•	Base station products for 2G, 3G and next generation metro area communication systems; and

•	Emerging, other and standard products which include numerous smaller and emerging markets and products that may serve multiple markets.

Overall, 2008 was a strong growth year for Wireless Client products. TriQuint grew its share of the WLAN market with the introduction of Power Amplifier and Front End Module products to support multiband MIMO WLAN cards in laptop computers.

TriQuint achieved growth in the Transport market with successful 10G and 40G products in the optical broadband market. Additionally, as wireless infrastructure networks are built in developing countries and remote areas, we expect to benefit from point-to-point radio product demand for back haul communications from base station transceivers and base station controller systems. We continue to see robust demand for our point-to-point radio products, driven largely by the number of wireless back haul base station installations and upgrades as the demand for data-centric applications increases.

Base stations are critical to the success of any mobile network because they form the backbone of these complex wireless communications systems. The demand for base station equipment is related to network build-out plans of wireless network operators and is highly dependent upon the capital equipment budgets of those operators. We believe there are three major drivers to the base station equipment market. The first is the continued deployment of base stations in Asia and other emerging markets such as China, India and Africa. The second is the build-out of GSM/EDGE networks for the U.S. and Latin America to upgrade and expand existing networks. However, this projected growth could be offset, in part, by the consolidation of network operators which could reduce the demand of infrastructure investments in the future. The third is the build-out of 3G WCDMA and 4G LTE/WiMAX systems to support higher speed data transfer. Demand in the base station market has increased in the past couple of years as a result of increased capital spending by network operators, including EDGE rollouts in the U.S., WCDMA rollouts in Europe and new network build outs in Asia and India.

In the base station market, we provide products used in base station transceivers, such as SAW filters and mmW MMIC devices. Revenues from this end market can vary significantly from quarter to quarter and are dependent on both new base station build-out and upgrades to existing base stations. Additionally, TriQuint is introducing a new product designed to improve base station power amplifier design for WCDMA/UMTS 3G networks. Traditional GSM/GPRS system amplifiers cannot simultaneously achieve high efficiency at the linear operation power level required for more data-centric 3G systems, but TriQuint’s TriPower™ transistors will provide a significant ‘step-function’ improvement in amplifier efficiencies while operated at a high linear power level. Higher linear efficiency operation will generate less heat and will allow system providers to realize immediate savings by reducing transistor heat sink size, the number of cooling fans required and overall air-conditioning expense. Longer term, TriQuint believes its products have the potential to eliminate the current ground based amplifier configuration in exchange for a tower top amplifier which would further lower system operating costs.

TriQuint increased its presence in the base station market in 2008 with the acquisition of WJ Communications. WJ has a broad portfolio of GaAs based RF gain block, amplifier and mixer components to complement TriQuint’s portfolio. Combined we have the building blocks to expand our RF integration strategy into basestations. Additionally, WJ offers lower power driver stages in TriPower™ technology to complement TriQuint’s high power output stages to serve 3G and 4G basestation applications.

Our revenues from networks products accounted for approximately 37% of our total revenues in 2008, compared to 36% in 2007 and 37% in 2006.

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

We also are directly engaged with the U.S. government, primarily through our 2005 multi-year DARPA contract, recently renewed through 2010, to develop high power, wide band amplifiers in GaN. GaN HEMT devices provide the higher power density and efficiency required for high power phased array radar, electronic warfare, missile seeker and communications systems and we believe that at the end of the program, we will have a reliable, reproducible and stable GaN process suitable for the Department of Defense (“DoD”) and commercial applications. In 2008, we were awarded an additional contract from the Office of Naval Research to extend our high-power, high-voltage GaAs amplifiers to Ka-band. We hope to expand these programs in 2009 and beyond. However, the current conflicts in the Middle East are consuming a significant portion of the military budget that may have otherwise been available for advanced aircraft upgrades and deployments, causing some risk that programs such as the F-22 Raptor and JSF could be delayed. On the other hand, the Department of Defense is also considering the less expensive approach of upgrading existing systems, like the F15 and B2 radars, as a means of optimizing the use of the limited defense budget. TriQuint is well positioned to participate in such upgrades as well.

Our military business accounted for approximately 11% of our total revenues in 2008, compared to 11% in 2007 and 12% in 2006.

Products

We offer a broad array of filtering, switching and power products for RF and mmW applications. We utilize specialized substrate materials and high performance technologies such as pHEMT, GaN HEMT, HBT, MESFET (Metal-Semiconductor Field Effect Transistor), SAW and BAW to design and manufacture products which lower the cost and/or improve the performance of our customers’ applications. We believe our products offer other key advantages including steeper selectivity, lower distortion, higher power and power-added efficiency, reduced size and weight and more precise frequency control relative to competing devices. Our broad range of standard and customer-specific integrated circuits, components and modules, and SAW and BAW duplexers and filters, combined with our manufacturing and design services, allow customers to select the specific product solution that best fulfills their technical and time-to-market requirements. We believe efficient manufacturing facilities and processes result in products that provide our customers a favorable price/performance trade-off.

In addition, we offer our customers a variety of product options and services for the development of customer-specific products. This is commonly known in our industry as “foundry services”. Our services include design, wafer fabrication, test engineering, package engineering, assembly and test. Customer-specific designs are generally implemented by one of two methods. Under the first method, the customer supplies us with detailed performance specifications and we design, develop and manufacture the integrated circuits. These designs are generated using either our in-house design engineering group or independent third-party design organizations which have been qualified by us. Under the second method, we supply circuit design and process rules to our customer and the customer’s internal engineering staff designs and develops the product. Typically we provide products as wafers but also offer die, or packaged devices.

We offer families of products for the following target market application areas. These include:

Handsets

Our products include transmit modules, power amplifier modules, duplexers, switches, integrated products and other advanced products to meet the changing needs of the global communications marketplace. We believe our products are uniquely able to meet the needs of the evolving global wireless market using our broad in-house technology portfolio that addresses the needs of system designers for low noise, power efficient amplification, low loss switching and efficient and accurate frequency conversion. Our products support 2G, 3G and 4G standards (GSM, EDGE, CDMA, WCDMA and others) and can be found across this wide frequency spectrum. We believe our compact highly integrated, modules and components enable quicker design turns, higher performance, lower part count and overall solution costs.

Networks

Our Networks division consists of four primary markets focused on wireless client connectivity; base station, transport and emerging markets. Wireless client is comprised of products sold for client and/or Customer Premise Equipment (“CPE”) wireless connectivity. WLAN and WiMAX for laptop computers represent the majority of this market. Base station includes our products used in all cellular 2G and 3G standards of base transceiver station (“BTS”). Transport is an umbrella term we use for products, standards and technology used to support higher data rates across wireless or wired networks. This includes network applications such as point-to-point radio, cable, and non-military satellite based communication. Our emerging markets and “other” products include all products which do not fit into our handset or military markets; or into the wireless client, base station or transport segments of our networks market. Products classified as “other” include our automotive, test equipment, RFID and medical products. These products will enable the emerging trend toward ‘connectivity convergence’. This next-generation trend will lead to new designs that leverage multiple technologies and embrace multiple wireless standards to provide end-users with exciting new wideband internet connections.

We utilize our extensive process and assembly technologies to integrate RF functionality both at the die and module level, which are optimized to application specific transceivers. We packaged devices ease assembly for our customers’ high frequency products and makes our portfolio accessible to more manufacturers. Additionally, we use our extensive network of representative and distribution channels as well as our expanded product selection guides to provide greater and easier access to our portfolio. In addition, our world-wide base of application support engineers gives global customers assistance with design and related production needs.

The acquisition of both Peak Devices in 2007 and WJ Communications in 2008 bolsters TriQuint’s design resources and intellectual property portfolio, which we believe, makes us one of the most diversified networks infrastructure provider in the world. Our expansive technology base is leading to the creation of next-generation TriPower™ HV-HBT RF transistors that are making 3G/4G base station amplifiers much more efficient to reduce electricity costs and shrink carbon footprints. We believe our RF power and filter devices, combined with a wide selection of additional integrated and discrete devices, allow us to meet most of the needs for RF front-end networks designs.

Military

We provide global high reliability product leadership through our wide range of gallium arsenide, SAW, BAW and gallium nitride-based products. Our devices—including packaged products, die-level ICs, multi-chip modules and foundry services—are used in many diverse communications and phased array radar programs. These programs include major ship-based, airborne and battlefield systems as well as sat-com, electronic warfare and guidance applications. Our products are used in large scale programs with long lead-times. Once a component has been designed into an end-use product for a military application, the same component is generally used during the entire production life of the end-use product. As a result, we tend to produce large volumes of these components.

We were recently accredited by the DoD’s Trusted Access Program Office for fabrication of integrated circuits as a Category 1A ‘Trusted Foundry.’ Accreditation is an assurance that TriQuint processes and procedures meet stringent quality and security controls, which can permit increased levels of high security / classified application specific integrated circuit (ASIC) foundry business. Through accreditation TriQuint joins a small group of gallium arsenide suppliers certified by the DoD as able to fabricate and deliver devices for applications.

We have developed a family of next-generation discrete RF transistors that we believe provide wideband application designers unparalleled efficiency while simultaneously delivering high power performance across unprecedented bandwidth: 500MHz to 3GHz. TriQuint’s new PowerBand™ family of RF transistors enables sizeable reductions in product form factors and overall system cost savings as well as reduced operating expenses. PowerBand™ devices are used for signal jammer and specific radar applications as well as wideband wireless communications.

Our products play a critical role in identifying and neutralizing threats against defense forces around the globe. We are actively engaged with existing customers while seeking greater emerging application opportunities. For example: our airborne radar experience with F-22 and F-18 systems has led to on-going work in the multi-national JSF program as well as one of the newest anti-missile phased array radar systems. Our leadership is evidenced through selection by many agencies for high frequency / high reliability R&D, including a recent award by DARPA (Defense Advanced Research Projects Agency) and the US Army for Phase III of a gallium nitride program to develop next-generation high power wideband amplifiers using the latest gallium nitride technology.

Design and Process Technology

In order to rapidly develop and cost-effectively introduce new products that address the needs of our customers, we have made substantial investments in building our capabilities in RF technologies. We have developed an extensive library of component cells and associated software tools and databases which we use to facilitate the design of our integrated circuits. We have also developed a variety of processes and techniques to fully utilize the component cell library including additional work on the material. The advancement of our products is highly dependent on our ability to quickly and accurately produce the proper material structure to meet the targeted end device performance. We have also developed and documented process and design rules which allow customers to design proprietary integrated circuits themselves.

Our manufacturing strategy is to use high volume process technologies when possible to enable us to provide cost-effective, stable, uniform and repeatable solutions for our customers. We achieve this by developing process modules which when combined together allow for the rapid development of new processes. We provide advanced wafer manufacturing processes and we have pursued core process technologies that are cost-effective for RF applications. As a result, we are able to enjoy the cost advantages associated with standard high volume semiconductor manufacturing practices. The core process technology in our Hillsboro, Oregon wafer fabrication operation employs both implanted and epitaxial structures, 4 micron metal pitch, typically 0.5 or greater micron geometries, involves 10 to 18 mask steps, and is scalable. The recent addition of an optical process for 0.25 and 0.13 micron gates gives a significant advantage in cost, with a small degradation in performance, over the typical e-beam process required to achieve those types of gate structures. The process technology employed in our Texas wafer fabrication operation includes eight advanced performance production processes: 0.5 micron gate length MESFET for amplifier applications; two 0.15, a 0.25 and a 0.5 micron gate length pHEMT for high power and high frequency applications; a 0.15 micron gate length mHEMT process for ultra-high frequency and low noise applications; HBT for high voltage, high linearity and high power density; 0.5 micron gate length HFET for high voltage, high power amplifiers and switches and Vertical P-I-N diode (VPIN) for signal control devices such as switches, limiters and attenuators. In our Florida wafer fabrication operation, we use manufacturing techniques that are very similar to those for integrated circuits to produce our SAW devices. In our Texas and Bend, Oregon wafer fabrication operations, we use manufacturing techniques that are very similar to those for integrated circuits to produce our BAW devices,

Customers

We have a broad customer base of leading systems manufacturers. Foxconn, a new customer of ours in 2008, accounted for approximately 12% of our revenues in 2008. Motorola, Inc. accounted for approximately 12% and 14% of our revenues in 2007 and 2006, respectively, while Samsung accounted for 14% and 15% of our revenues in 2007 and 2006, respectively. Neither Motorola nor Samsung accounted for greater than 10% of revenues in 2008. No other single end customer accounted for greater than 10% of our revenues during these periods.

Our sales to end customers outside the U.S. accounted for approximately 71%, 78% and 73% of revenues in 2008, 2007 and 2006, respectively. In 2008, sales to end customers in China and Hong Kong accounted for the majority of our sales outside of the U.S. and represented 24% and 13%, respectively, of our revenues. In 2007, sales to end customers in China and South Korea accounted for the majority of our sales outside the U.S. and represented approximately 30% and 16% of our revenues, respectively. In 2006, sales to end customers in China and South Korea accounted for approximately 23% and 16% of our revenues respectively.

Some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce.

Manufacturing

We currently have seven manufacturing centers located in Oregon, Texas, Florida, California, the Philippines and Costa Rica as follows:

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

•

A 92,100 square foot Apopka, Florida facility is a wafer fabrication, assembly and test facility located on approximately 16 acres of land. The Apopka wafer fabrication facility includes 16,000 square feet of clean room, of which 2,300 square feet is a Class 10 performance clean room.

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

•	A 124,000 square foot facility located in San Jose, California. This facility was acquired as part of our purchase of WJ Communications, Inc. and is under an operating lease, expiring in March, 2011.

•	A 6,000 square foot facility located in Laguna Technopark, Philippines. This facility was acquired as part of our purchase of WJ Communications, Inc.

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

For integrated circuit products made by our Oregon facility, we use outside assembly contractors. Our Texas and Florida facilities manufacture and sell packaged products, which are also assembled by outside contractors or in Costa Rica. Overall, our outside assembly services are contracted to approximately ten vendors, five of which are located in the U.S. These vendors perform both test and assembly services. We have moved a significant portion of our high volume product assembly and test services offshore to vendors in China, Malaysia and the Philippines.

Raw Materials and Sources of Supply

We generally maintain alternative sources for our principal raw materials to reduce the risk of supply interruptions or price increases. The raw materials for our integrated circuit, module and component manufacturing operations are available from several suppliers. For our GaAs integrated circuit manufacturing operations, we currently have multiple qualified wafer vendors, and mask set vendors. We currently purchase assembly and test services from approximately ten suppliers, five of which are located in the U.S.

For our acoustic filter manufacturing operations, we use several raw materials, including wafers made from quartz, LiNbO3 or LiTaO3 as well as ceramic or metal packages. Relatively few companies produce these piezoelectric wafers and metal and ceramic packages. Our most significant suppliers of ceramic surface mount packages are based in Japan. For our SAW operations, we also utilize multiple qualified wafer vendors and qualified mask set vendors.

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

Backlog

As of December 31, 2008, we had unfulfilled orders, referred to as our backlog, of approximately $98.3 million compared to approximately $94.3 million as of December 31, 2007. We include in our backlog all purchase orders and contracts for products requested by the customer for delivery within approximately 12 months.

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

Research and Development

Our research and development efforts are directed toward developing enabling technologies for integrated circuits, acoustic filters and modules. We are focused on improvements of our existing products’ performance, development of new processes, reductions of manufacturing process costs, yield improvements and improvements in device packaging. We are continually designing new and improved products to maintain our competitive position. Although we have patented a number of aspects of our process technology, the market for our products is characterized by rapid changes in technologies. Because of continual improvements in these technologies, we believe that our future success will depend on our ability to continue to improve our products and processes and develop new technologies in order to remain competitive. Additionally, our future success will depend on our ability to develop and introduce new products for our target markets in a timely manner. The success of new product introductions is dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable fabrication yields and market acceptance. The development of new products by us and the design into customers’ systems can take several years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs. As of December 31, 2008, approximately 335 of our employees were engaged in activities related to process and product research and development; and our research, development and engineering expenses in 2008, 2007 and 2006 were approximately $91.5 million, $65.4 million and $50.3 million, respectively. We expect to continue to spend substantial funds on research and development.

Competition

The markets for our products are characterized by price competition, rapid technological change, short product life cycles, and competition across geographies. Some of our competitors have significantly greater financial, technical, manufacturing and marketing resources. Due to the increasing component and module requirements for lower cost, better efficiency, reduced current consumption and smaller size, we expect intense competition from existing competitors and potential new entrants that develop a disruptive technology that threaten to compete in our targeted markets. The competition for similar products also affects the pricing of our products and there is no guarantee that pricing will remain at a level where we can sell our products on a profitable basis.

For our integrated modules, we compete primarily with the following existing competitors: Anadigics Inc., Avago, Inc., Eudyna, Inc., Raytheon Co., RF Micro Devices, Inc., Skyworks Solutions, Inc., ICS Technologies, Inc., Phonon Corp., RF Monolithics, Inc., TDK and EPCOS AG, Temex SAS, TAI-SAW Technology Co., Fujitsu Microelectronics, Inc., Murata Manufacturing Co., Panasonic Corp. and others. Competition could also come from companies developing new alternative technologies such as indium phosphide (“InP”) integrated circuits, digital or tunable filtering and CMOS power amplifiers and switches.

Our prospective customers are typically systems designers and manufacturers that are considering the use of GaAs integrated circuits or SAW and BAW filters for their high performance systems. Competition is primarily based on performance elements such as speed, complexity and power drain, as well as price, product quality and ability to deliver products in a timely fashion. We believe that we currently compete favorably with respect to these factors. Due to the proprietary nature of our products, competition occurs almost exclusively at the system design stage. As a result, a design win by our competitors or by us often limits further competition with respect to manufacturing a given design.

Intellectual Property Matters

We rely on a combination of patents, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents granted and pending in the U.S. and elsewhere and intend to continue to apply for patents on our technology. We have approximately 200 patents that expire from 2009 to 2026, with most expiring between 2015 and 2023. We currently do not have any significant revenues related to a patent that will soon expire. In addition to having our own patents and patent applications, we have acquired U.S. and foreign patents and patent applications in connection with corporate mergers and acquisitions.

Notwithstanding our active pursuit of patent protection, we believe that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership. We also rely substantially on trade secrets and proprietary technology, and actively work to foster continuing technological innovation to maintain and protect our competitive position.

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

In addition, the use and disposal of electronics is under increasing scrutiny and various countries have begun to adopt regulations such as the European Union’s Waste Electrical and Electronic Equipment (“WEEE”) and the Reduction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directives, which could require us to both redesign our products to comply with the standards and develop compliance administration systems. We expect additional countries and locations to adopt similar regulations in the future which may be more stringent than the current regulations. Currently however, we believe our commercial products are compliant with these emerging regulations.

Employees

As of December 31, 2008, we employed approximately 2,297 persons, including approximately 1,630 in manufacturing and support related positions, 335 in process, product and development engineering, 165 in marketing and sales and 167 in general and administration functions. As of December 31, 2008, none of our domestic employees were represented by a collective bargaining agreement; however at our German operation, approximately 35 of our employees are represented by a collective bargaining agreement. We consider our relations with employees to be good and we have not experienced a work stoppage due to labor issues.

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

Current uncertainty in global economic conditions poses a risk, as consumers and businesses may defer purchases in response to restricted access to credit and negative financial news, which could negatively affect product demand. Demand could be different from our expectations due to a variety of factors including changes in business and economic conditions; conditions in the credit market that could affect consumer confidence; customer acceptance of our and our competitors’ products; changes in customer order patterns including order cancellations; and changes in the level of our customers’ inventory. Credit market conditions also may slow our collection efforts as customers experience increased difficulty in obtaining requisite financing, leading to higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense. In addition, credit conditions may impair our vendors’ ability to finance the portion of raw materials or general working capital needs to support our production requirements, resulting in a delay or non-delivery of inventory shipments.

Our ability to find investments that are both safe and liquid and that provide a reasonable return may be impaired. This could result in lower interest income and/or higher other-than-temporary impairments.

Our business may be adversely affected by our customers’ ability to access the capital markets.

The inability of our customers to access the capital markets, on favorable terms or at all, may adversely affect our financial performance. The inability of our customers to access capital efficiently could cause disruptions in their businesses, thereby negatively impacting ours. For example, if our customers do not have sufficient liquidity, they could reduce or limit new purchases, which could result in lower demand for our products and/or we may be at risk for any trade credit we have extended to them, due to their inability to repay us. This risk may increase if the current economic downturn affects significant customers or a large number of our other customers and they are not able to adequately manage their business risks or do not properly disclose their financial condition to us.

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

We compete with U.S. and international semiconductor manufacturers including Skyworks, RF Micro Devices, Avago and Anadigics. Some of our competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. We expect intensified competition from existing integrated circuit, SAW and BAW device suppliers, and from the potential entry of new competitors into our target markets. The operations of some companies producing products similar to ours for their internal requirements also contribute to a competitive environment.

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

From time to time, our markets have experienced significant downturns and wide fluctuations in product supply and demand, often in connection with, or in anticipation of, maturing product cycles, and capital spending cycles and declines in general economic conditions. The cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We have experienced, and may experience again, periodic fluctuations in our financial results because of these or other industry-wide conditions. For example, in the fourth quarter of 2008 demand for communications applications decreased substantially, demand for the integrated circuits and modules, components and other products in these applications also declined, which negatively affected our operating results. If the current market demand does not improve, and/or if there is continued pressure on average selling prices and our cost reduction efforts are not effective, our operating results could suffer.

A limited number of customers represent a significant portion of our revenues. If we were to lose any of these customers, our revenues could decrease significantly.

We typically have end customers who generate more than 10% of our revenues for a given period. For 2008, Foxconn accounted for more than 10% of our revenues. Any significant loss of, or a significant reduction in purchases by, one or more of these customers could have an adverse affect on our financial condition and results of operations.

If we build products to support high volume forecasts that never materialize into orders, we may have to write-off excess and obsolete inventory or reduce our prices.

We typically increase our inventory levels to meet forecasted future demand. If the forecasted demand does not materialize into purchase orders for these products, we may be required to write-off our inventory balances or reduce the value of our inventory to fair value, based on a reduced sales price. A write-off of the inventory, or a reduction in the inventory value due to a sales price reduction, could have an adverse effect on our financial condition and operating results. In the second quarter of 2007, we incurred $4.1 million in excess inventory charges primarily due to reduced demand for a single device from a specific customer. We could incur similar charges in the future, which would negatively affect our financial condition.

Our revenues are at risk if we do not introduce new products and/or decrease costs.

The production of GaAs integrated circuits has been and continues to be more costly than the production of silicon devices. Although we have reduced production costs through decreasing raw wafer costs, increasing wafer size and fabrication yields, decreasing die size and achieving higher volumes, we might not be able to do so in the future. Further, the average selling prices of our products have historically decreased over the products’ lives and we expect them to continue to do so.

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

We may be unable to achieve expected yields on new products prior to experiencing selling price pressure on them. If our cost reductions and new product introductions do not occur in a timely manner or do not achieve market acceptance, our results of operations could suffer.

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

Because large portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed. During periods of decreased demand, our high fixed manufacturing costs negatively affect our results of operations. We manufacture a substantial portion of our products to address the needs of individual customers. We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed in the short-term. Because customer-specific products are developed for unique applications, we expect that some of our current and future customer-specific products may never be produced in sufficient volume and may impair our ability to cover our fixed manufacturing costs. If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs in the short-term and our operating results would be harmed. In addition, we are selling products to an increasing number of our customers on a consignment basis, which can limit our ability to forecast revenues and adjust our costs in the short-term, which could have an adverse effect on our results of operations.

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

In 2008 and 2007, we received a portion of our revenues from the U.S. government or from prime contractors on U.S. government sponsored programs principally for military applications. These military programs with the U.S. government generally have long lead times, such as the DARPA contract to develop high power, wide band amplifiers in GaN and the F-22 Raptor and JSF aircraft programs. These military programs are also subject to delays or cancellation. Further, spending on military contracts can vary significantly depending on funding from the U.S. government. We believe our government and military contracts in the recent past have been negatively affected by military operations such as the war in Iraq, as the government has allocated more funding to the war and less on new development and long-term programs, such as the ones in which we participate. Reductions in military funding or the loss of a significant military program or contract would have a material adverse effect on our operating results.

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

Location	Type of Disaster	Approximate Percent of Total*
		Fixed Assets	Revenues
Apopka, Florida	H	13%	10%
Bend, Oregon	E, V	0%	1%
Dallas, Texas	H	40%	22%
Hillsboro, Oregon	E, V	25%	64%
San Jose, Costa Rica	E, V, H	13%	4%
San Jose, California	E	1%	5%
Laguna Technopark, Philippines	V, H	1%	0%

E—Earthquake/mudslide

V—Volcanic eruption

H—Hurricane, tornado, typhoon, and/or flooding

*	Figures are based on revenues for the twelve months ended December 31, 2008 or net fixed assets as of December 31, 2008. Additionally, the sum may be greater than 100% due to shared risks between locations.

Any disruptions from these or other natural disasters could have a material adverse effect on our operations and financial results.

Our operating results could be harmed if we lose access to sole or limited sources of materials, equipment or services or if our third party providers are unable to fulfill our requirements.

We currently obtain a portion of the components, equipment and services for our products from limited or single sources, such as certain ceramic packages and chemicals. We purchase these components, equipment, supplies and services on a purchase order basis, do not carry significant inventories and generally do not have long-term supply contracts with these vendors. Our requirements are relatively small compared to silicon semiconductor manufacturers. Because we often do not account for a significant part of our vendors’ business, we may not have access to sufficient capacity from these vendors in periods of high demand. We currently use subcontractors for the majority of our integrated circuit and module assemblies, as well as final product testing. Further, we expect our utilization of subcontractors to grow as module products become a larger portion of our product revenues. If these subcontractors are unable to meet our needs, it could prevent or delay production shipments that could negatively affect our results of operations and our customer relationships. If we were to change any of our sole or limited source vendors or subcontractors, we would be required to requalify each new vendor and subcontractor. Requalification, which can take up to 12 months, could prevent or delay product shipments negatively affecting our results of operations. In some cases, it would be difficult to replace these suppliers.

There are certain risks associated with dependence on third party providers, such as minimal control over delivery scheduling, adequate capacity during demand peaks, warranty issues and protection of intellectual property. Our reliance on a limited number of suppliers for certain raw materials and parts may impair our ability to produce our products on time and with acceptable yields. At times in the past, we have experienced difficulties in obtaining ceramic packages and lids used in the production of filters. At other times, the acquisition of relatively simple devices, such as capacitors, has been problematic because of the large demand swings that can occur in the handset market for such components. Our success in obtaining these products is critical to the overall success of our business. If our suppliers were unable to meet our delivery schedules or went out of business, we could have difficulty locating an alternative source, harming our business. In addition, our reliance on third-party vendors and subcontractors may negatively affect our production if the services vary in reliability or quality. If we are unable to obtain timely deliveries of our source materials in sufficient quantities and of acceptable quality or if the prices increase, our results of operations could be harmed.

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

If we fail to manage our growth effectively or to successfully integrate WJ Communications and any future acquisitions, or if we unsuccessfully invest in privately held companies, our business could be harmed.

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

Our sales outside of the United States for 2008, 2007 and 2006 were 71%, 78% and 73% of total revenues, respectively. A number of our employees and operations are located in countries other than the United States. We also employ contractors in other countries to perform certain packaging and test operations for us. The laws and operating conditions of these countries may differ substantially from that of the U.S. As a result of having a significant amount of sales outside of the United States, we face inherent risks from these operations, including but not limited to:

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

As a corporation with operations both in the United States and abroad, we are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision. Our effective tax rate is subject to fluctuations because the income tax rates for each year are a function of the following factors, among others:

•	the mix of profits or losses earned by us and our subsidiaries in numerous foreign tax jurisdictions with a broad range of income tax rates;

•	our ability to utilize deferred tax assets:

•	changes in contingencies related taxes, interest or penalties resulting from internal, accounting firm and governmental tax reviews and audits;

•	tax holidays; and

•	changes in tax laws or the interpretation of such laws, specifically transfer pricing, permanent establishment and other intercompany transactions.

Changes in the mix of these items and other items may cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our financial position.

We face risks from changes in tax regulations and a change in our Costa Rican subsidiary’s favorable tax status would have an adverse impact on our operating results.

We are subject to taxation in many different countries and localities worldwide. In some jurisdictions, we have employed specific business strategies to minimize our tax exposure. To the extent the tax laws and regulations in these various countries and localities could change, our tax liability in general could increase or our tax saving strategies could be threatened. Such changes could have a material adverse effect on our operations and financial results. For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 50% exemption from Costa Rican income taxes through November 2011. For the twelve months ended December 31, 2008, the 50% tax exemption reduced our income tax expense by $1.2 million. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative impact on our net income.

In addition, the U.S. Internal Revenue Service and several foreign tax authorities could assert additional taxes associated with our foreign subsidiaries activities.

Our operating results may be negatively affected by class action or derivative lawsuits.

Following periods of volatility in the market price of a company’s stock, some stockholders may file securities class action litigation. Such litigation has occurred in the past and could occur again in the future. In 2007, two purported derivative actions filed in the United States District Court for the District of Oregon were consolidated. The plaintiffs alleged that certain of our officers and directors violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. We believe there is no merit to the plaintiff’s claims. Previous investigations into these matters by the SEC and DOJ were closed without findings of wrong-doing by the company. Future claims, if any, could harm our operating results, and we may incur significant legal fees defending these claims. Further, defending these claims distracts our management from running our business.

Our stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of $6.92 to a low of $1.69 for the 52 weeks ended December 31, 2008. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly. Further, high stock price volatility could result in higher stock-based compensation expense.

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

•	Stockholder rights plan. We may trigger our stockholder rights plan in certain circumstances. The rights plan may make it more difficult and costly to acquire our company.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Location	Purpose	Approximate Building Size in Square Feet	Approximate Land in Acres	Leased or Owned
Hillsboro, Oregon	Headquarters, administration, test, technical, wafer fabrication and engineering	254,000	50	Owned
Richardson, Texas	Wafer fabrication, engineering, administration, test and technical	540,000	38	Owned
San Jose, California	Engineering, test and technical	124,000	—	Leased
Apopka, Florida	Wafer fabrication, engineering, administration, test and technical	92,100	16	Owned
San Jose, Costa Rica	Test, assembly and administration	61,300	2	Owned
Bend, Oregon	Wafer fabrication, engineering, administration, test and technical	14,100	—	Leased
Laguna Technopark, Philippines	Administration, test and assembly	6,000	—	Leased
Boulder, Colorado	Engineering, administration, test and assembly	5,478	—	Leased
Munich, Germany	Engineering and marketing	21,054	—	Leased
Taipei, Taiwan	Engineering and marketing	11,000	—	Leased
Lowell, Massachusetts	Sublet	9,141	—	Leased
Seoul, Korea	Engineering and marketing	6,680	—	Leased
Chelmsford, Massachusetts	Engineering	14,100	—	Leased
High Point, North Carolina	Engineering	7,241	—	Leased
Various field offices each less than 1,000 sq ft

We believe these properties are suitable for our current operations. In the fourth quarter of 2008 we located our new high-volume BAW fabrication to the Texas facility.

Item 3.	Legal Proceedings

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that TriQuint failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in TriQuint’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on or about May 25, 2007. On July 23, 2007, the Company and the individual defendants filed separate motions for the dismissal of all claims in each case with the District Court for the District of Oregon. On September 28, 2007, plaintiffs filed a consolidated opposition to defendants’ motions for the dismissal of all claims in each case. On October 26, 2007, the Company and the individual defendants filed separate reply briefs in support of their motions for the dismissal of all claims in each case. On March 13, 2008, the Court granted the motions for dismissal, but indicated that plaintiffs could amend their complaint to address the grounds on which the Court based the dismissal. On March 28, 2008, the plaintiffs filed an amended complaint pursuant to the Court’s ruling on the motions for dismissal. Defendants filed an answer to the amended complaint on September 29, 2008. No trial date has been set. We believe that the claims are without merit and intend to vigorously defend ourselves in this matter. At this time, we do not believe it is probable that losses related to the litigation described above have occurred.

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

Our common stock is listed on the NASDAQ Stock Market under the symbol “TQNT”. As of February 24, 2009, there were 147,355,994 shares of common stock outstanding held by approximately 437 stockholders of record. Many stockholders hold their shares in street name. We believe that there are approximately 33,000 beneficial owners of our common stock. The following table sets forth the high and low price per share of our common stock for the periods indicated as reported on the NASDAQ Stock Market:

	Year ended December 31,
	2008		2007
Period	High	Low	High	Low
First Quarter	$6.67	$4.40	$5.31	$4.26
Second Quarter	$6.92	$5.06	$5.52	$4.86
Third Quarter	$6.92	$4.83	$5.53	$3.77
Fourth Quarter	$4.79	$1.69	$7.08	$4.50

We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and other such factors as our Board of Directors deem relevant. The closing price of our common stock on the NASDAQ Stock Market on December 31, 2008 was $3.44 per share.

The information required by this item regarding equity compensation plans is incorporated by reference under the section entitled Equity Compensation Plan Information contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders.

Stock Price Performance Graph

The following stock performance graph compares the performance of TriQuint’s common stock to the NASDAQ U.S. Index and to our peer group index, SIC Code 3674—Semiconductors and Related Devices. The returns of each member assume that the initial value of the investments was $100 at the close of business on December 31, 2003 and that all dividends were reinvested. Performance for each member is provided as of the close of business on the last day of the last five calendar years.

	2003	2004	2005	2006	2007	2008
TriQuint Semiconductor, Inc.	100.00	62.94	62.94	63.65	93.77	48.64
NASDAQ U.S. Index	100.00	109.16	111.47	123.05	140.12	84.12
Peer Group	100.00	74.70	92.19	87.21	80.02	48.76

*	No cash dividends have been declared or paid on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns. The peer group index used, SIC Code 3674—Semiconductors and Related Devices, utilizes the same methods of presentation and assumptions for the total return calculation as our company and the NASDAQ U.S. Index. All companies in the peer group index are weighted in accordance with their market capitalizations.

Item 6.	Selected Financial Data

The following statements of operations data and balance sheet data for the five years ended December 31, 2008 were derived from our audited consolidated financial statements. Audited consolidated balance sheets at December 31, 2008 and 2007 and the related audited consolidated statements of operations and of cash flows for each of the three years in the period ended December 31, 2008 and notes thereto appear elsewhere in this Annual Report on Form 10-K. Audited consolidated balance sheets at December 31, 2006, 2005 and 2004 and the related audited consolidated statements of operations and of cash flows for the years ended December 31, 2005 and 2004 are not included elsewhere in this Annual Report on Form 10-K.

This data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	Year ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Revenues	$573,431	$475,776	$401,793	$294,787	$312,971
Cost of goods sold	387,471	324,476	277,860	210,446	213,416

Gross profit	185,960	151,300	123,933	84,341	99,555
Research, development and engineering	91,475	65,361	50,283	46,706	47,746
Selling, general and administrative	73,613	61,993	55,223	46,565	40,523
Impairment of goodwill	33,871	—	—	—	—
In-process research and development	1,400	7,600	—	—	—
Reduction in workforce	—	—	—	341	429
Impairment of long-lived assets and goodwill	—	—	—	31	710
(Gain) loss on disposal of equipment	(514)	127	(527)	(505)	(13)
Acquisition related charges	—	—	63	1654	—

(Loss) income from operations	$(13,885)	16,219	18,891	(10,451)	10,160

Interest income (expense), net	3,649	8,282	5,736	1,595	(3,604)
Foreign currency gain (loss)	733	343	(90)	4	2,125
(Impairment) recovery of investments in other companies	(2,412)	—	142	799	(1,189)
Gain on retirement of debt	—	—	—	114	539
Other, net	55	80	(132)	163	187

(Loss ) income before income tax	(11,860)	24,924	24,547	(7,776)	8,218
Income tax expense (benefit)	2,753	1,530	2,796	(3,573)	397

(Loss) income from continuing operations	(14,613)	23,394	21,751	(4,203)	7,821
Income (loss) from discontinued operations	—	—	—	8,813	(36,875)

Net (loss) income	$(14,613)	$23,394	$21,751	$3,980	$(29,054)

(Loss) earnings per common share data:
Basic—
Net (loss) income from continuing operations	$(0.10)	$0.17	$0.16	$(0.03)	$0.06
Net income (loss) from discontinued operations	0.00	0.00	0.00	0.06	(0.27)

Net (loss) income Basic	$(0.10)	$0.17	$0.16	$0.03	$(0.21)

Diluted—
Net (loss) income from continuing operations	$(0.10)	$0.16	$0.15	$(0.03)	$0.06
Net income (loss) from discontinued operations	0.00	0.00	0.00	0.06	(0.27)

Net (loss) income Diluted	$(0.10)	$0.16	$0.15	$0.03	$(0.21)

	As of December 31,
(in thousands)	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$86,077	$203,501	$373,232	$406,722	$388,052
Accounts receivable, net	$78,419	$73,185	$64,688	$51,286	$35,654
Inventories	$108,260	$67,231	$84,879	$49,384	$49,619
Total assets	$618,377	$586,461	$754,415	$728,741	$722,400
Working capital	$226,824	$303,108	$255,550	$358,060	$271,018
Long-term liabilities	$22,970	$15,136	$4,741	$221,730	$226,150
Total stockholders’ equity	$526,076	$514,848	$467,447	$450,610	$441,387

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the “Important Notice to Investors” that appear elsewhere in this report.

Overview

We are a supplier of high performance modules, components and foundry services for communications applications. Our focus is on the specialized expertise, materials and know-how of RF and other high and intermediate frequency applications. We enjoy diversity in our markets, applications, products, technology and customer base. Our products are designed on various wafer substrates, including compound semiconductor materials such as GaAs, GaN, and piezoelectric crystals such as LiTaO3. We use a variety of process technologies using GaAs substrates including HBT and pHEMT. Using various other substrates we also manufacture SAW and BAW products. Using these materials and our proprietary technology, we believe our products can offer key advantages such as steeper selectivity, lower distortion, higher power and power-added efficiency, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. We believe that these advantages are a tremendous benefit to our customers, which include major communication companies worldwide.

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions to applications in the handset, networks and military markets. Our mission is, “Connecting the Digital World to the Global Network™,” and we accomplish this through a diversified product portfolio within the communications and military industries. In the handset market, we primarily provide transmit and power amplifier modules. In the networks markets, we are a supplier of both active GaAs and passive SAW components. We provide the military market with phased-array radar antenna components and in 2005 were chosen to be the prime contractor on a DARPA contract to develop high power wide band amplifiers in GaN, a next generation GaAs-derived technology. Subsequently, we have obtained additional funding from the Office of Naval Research to improve manufacturing methods of producing high-power, high-voltage S-band GaAs amplifiers.

Wafer and semiconductor manufacturing facilities require a significant level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can create an adverse impact on operating results. However, strong demand in 2008 increased equipment utilization in our Oregon factory to the extent that we decided to increase capital expenditures for equipment and increase the capacity of this factory in 2008. We raised capacity through these capital investments adding GaAs fabrication capacity in our Oregon factory as well as filter capacity in Florida in 2008. During the fourth quarter of 2008, demand slowed abruptly and as a result, we experienced a corresponding decrease in factory utilization. The lower factory utilization level created downward pressure on gross margins.

We experienced 21% revenue growth in 2008 compared to 2007 however the fourth quarter of 2008 brought a sudden decrease in demand. The market for handset RF components was strong in 2008 despite the fourth quarter slowdown. Even though handset revenue for the fourth quarter of 2008 declined 21% compared to the third quarter of 2008, handset revenue grew 19% in 2008 compared with 2007. This growth is primarily attributable to strong growth in 3G product revenues with an increase of 176% for 2008 compared to 2007. We believe the fundamental drivers of continued long-term growth in the handset market remain solid as the number of new users in developed countries grows and existing users are adopting 3G enabled handset that offer additional features and functionality as compared to a traditional 2G handset. These more sophisticated handsets, sometimes called Smartphones, which incorporate a variety of features, and offer wireless broadband access enabled by 3G technologies, represent one of the fastest growing portions of our market. This transition to more sophisticated handsets increases the RF content in each device, increasing our addressable market. Further,

China, India and other emerging countries with improving economies are growing the traditional 2G market by introducing a new customer base. In the past, however, during times of growing demand we have also experienced significant selling price pressure on some of our highest volume products. The current demand for increased RF content required for the higher data rates and increased functionality of 3G handset devices has allowed average selling prices to stabilize. Our opportunity in a 3G phone, which is quad band capable in the GPRS/GSM/EDGE mode and supports 3 bands in the wideband code division multiple access (“WCDMA”) mode, is over $6.00 of content per unit. By comparison, our content for a low cost dual-band GSM/GPRS phone is approximately $1.20 per unit. Typical functional price erosion is 10-15% per year, offset by increasing content.

In our networks business, WLAN product revenues increased 51% for 2008 compared to 2007 despite decreased demand in the fourth quarter of 2008. RF content for WLAN has increased as a result of requirements for greater data rates and faster access. The market is also developing mobile devices that are taking on new forms, such as small laptop notebooks also referred to as “netbooks” and mobile internet devices (“MIDs”). These new forms, combined with traditional laptops and WLAN attachment to handsets, have created a significant growth opportunity. Additionally, the continued deployment of cellular systems in emerging markets such as India, Africa and in the rest of Asia has driven GSM/GPRS base station transceiver volumes to new record levels. We expect continued benefit in sales of our point-to-point radio products which have increased 17% in 2008 compared to 2007, largely resulting from build outs in developing countries and data demand increases in those areas of the world where wireless backhaul systems are prevalent.

Our networks market includes products that support the transfer of data at high rates across wireless or wired networks. Our products for this market include those related to base station, WLANs, worldwide interoperability for microwaved access (“WiMAX”), GPS, cable television, microwave radio, satellite, groundstation, and optical communications. We also support emerging wireless markets such as automotive and radio-frequency identification (“RFID”). We include our multi-market standard products in the networks category.

Revenues from the military market are generally for products in large scale programs with long lead-times. Once a component has been designed into an end-use product for a military application, the same component is generally used during the entire production life of the end-use product and, as a result, we tend to produce large volumes of these components. Currently, we are actively engaged with multiple military industry contractors in the development of next-generation phased-array systems and have key design wins in major projects such as the JSF, HTM4 airborne radar and Cobra Judy shipboard radar for detecting missile launches. In addition, in 2005 we entered into a multi-year contract with DARPA to develop high power, wide band amplifiers in GaN. We are currently executing phase III of our DARPA GaN contract which represents approximately $16 million of R&D investment over 2 years. From the Office of Naval Research, we were awarded a $4.5 million, 2 year contract to advance manufacturing methods in the production of GaAs technologies. We expect to continue to win government funding for advanced technologies in the future and we expect to participate in other large projects such as the B-2 radar upgrade, and hope to expand other programs in the future. In 2008, we launched a new family of GaN power amplifier products for the defense market and PowerBand, a disruptive new technology enabling wide bandwidth with output power and efficiency performance previously restricted to narrow band amplifiers. These products also have cross over application in our aerospace and networks markets.

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

Revenue Recognition

We derive revenues primarily from the sale of standard and customer-specific products and foundry services in the handset, networks and military markets. We also receive revenues from non-recurring engineering fees and cost-plus contracts for research and development work, which collectively have been less than 5% of consolidated revenues for any period. Our distribution channels include our direct sales staff, manufacturers’ representatives and independent distributors. The majority of our shipments are made directly to our customers. Revenues from the sale of standard and customer-specific products are recognized when title passes to the buyer.

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

Revenues from our distributors are recognized when the product is sold to the distributors. Our distributor agreements provide selling prices that are fixed at the date of sale, although we offer price protections, which are specific, of a fixed duration and for which we reserve. Further, the distributor’s payment obligation is not contingent on reselling the product. The distributors take title to the product and bear the risks of ownership, have economic substance and we have no significant obligations for future performance to bring about resale. We can reasonably estimate the amount of future returns. Sales to our distributors were approximately 10% to 15% of our total revenues for 2008, 2007 and 2006. We allow our distributors to return products for warranty reasons and stock rotation rights, within certain limitations, and reserve for such instances. Customers that are not distributors can only return products for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

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

In addition, as a result of the sale of our former optoelectronics operations, we received as partial consideration $4.5 million of preferred stock in CyOptics, Inc. (“CyOptics”) and an unsecured promissory note from CyOptics for $5.6 million, that was discounted by $2.3 million to reflect the current market rate for similar debt of comparable companies. CyOptics paid $1.5 million towards the promissory note in 2008 and $1.1 million in 2007. On October 9, 2007, we participated in an additional bridge financing where we purchased $0.5 million of a subordinated convertible promissory note from CyOptics which converted into preferred stock on July 24, 2008. In December 2008, we received a letter of intent from Millennium Partners (“Millennium”) and signed a definitive agreement to sell the preferred stock and debt to Millennium for approximately $3.8 million, inclusive of certain purchase adjustments. On February 13, 2009, we received notice from Millennium indicating that it no longer wished to pursue completion of the purchase of our preferred stock and that it believed it had the right to purchase the note for $1.0 million. We dispute Millennium’s interpretation of the agreement and do not believe this outcome to be probable. We continue to pursue closure of the transaction in accordance with the agreement; however the ultimate outcome is uncertain. Based on the developments above, the review of CyOptics financial condition and operating results and other best available market information, we have written this investment down to $3.2 million resulting in a non-operating charge to earnings in 2008 of $2.5 million.

During 2006, a previously impaired investment was purchased by another company and our holdings in the investment were liquidated. As a result, we recorded a recovery on the impairment of this investment of $0.1 million. No impairment was recorded in 2007.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions in which we operate and account for income taxes using the asset and liability method. A significant amount of management judgment is involved in preparing our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities.

Our provision for income taxes as of and for the years ended December 31, 2008, 2007 and 2006 were as follows (in millions):

	Years ended December 31,
	2008	2007	2006
Provision for income taxes	$2.8	$1.5	$2.8

The provision for income taxes for 2008 and 2007 primarily consisted of domestic and foreign tax liabilities in US and Costa Rica of $2.8 million and $1.5 million, respectively. In January 2008 a $63.3 million dividend was paid from the Costa Rican subsidiary. Of the $63.3 million dividend, the majority was from previously taxed income and the remainder was taxable in 2008. No provision has been made for the U.S, state or additional foreign income taxes related to approximately $99.0 million of undistributed earnings of foreign subsidiaries which have been, or are, intended to be permanently reinvested. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. In the event the Costa Rican or German subsidiaries remit these earnings to the U.S. parent, the earnings may be subject to U.S. federal and state income taxes.

In 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. We record the valuation allowance to reduce deferred tax assets when it is more likely than not that some portion, or all of the deferred tax assets may not be realized. WJ recorded, and we maintained, a valuation allowance against its deferred tax assets. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance and evaluate the need for a valuation allowance on a regular basis. At December 31, 2008, we determined that it is more likely than not that the deferred tax assets will not be realized.

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

Significant operating losses in 2008, 2005 and prior years, modest earnings levels in recent years that are highly sensitive to changes in the business environment, instances of missed projections, the cyclical nature of our industry and the recent significant economic uncertainties in the market have been important in concluding that future taxable income would not be used as justification for the realization of deferred tax assets. For example, in 2008 we recorded a pre-tax loss that was below the original projected guidance. Subsequently, a number of events have made forecasting taxable income even more difficult. The acquisition of WJ, with a prior history of pre-tax losses, created a risk that we would not be able to improve this performance or would fail to integrate it successfully into our operations. The substantial slow down in the world economy has also heightened the risk of a material reduction in business levels. Our customers and competitors have noted similar uncertainties regarding the performance of our industry. In addition, during the second and third quarters of 2008, we added significant capacity and fixed costs to respond to growths in demand, adding more risk to taxable income should sales decline.

During the fourth quarter of 2008, we completed the integration of WJ into our operations. We also completed our 2009 operating budget in the first quarter of 2009. Completion of these two activities assisted our short-term understanding of future profitability. However, we are unable to predict the timing of improvements in the world economy which makes it difficult to accurately forecast taxable income. These factors indicate continued need for a valuation allowance.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. We recognized no adjustment in the liability for unrecognized tax benefits upon the adoption of FIN 48. The 2008 and 2007 unrecognized tax benefits totaled $25.1 million and $10.2 million including interest and penalty of $4.0 million and $3.6 million, respectively. The amount of the unrecognized tax benefits, if recognized, that would result in a favorable impact on the effective tax rate is $10.7 million. The FIN 48 amounts are based upon significant management estimates.

Stock-Based Compensation

On January 1 2006, we adopted SFAS No. 123(R), Share-Based Payment, and included stock-based compensation costs in our financial statements. We have elected to use the Black-Scholes option valuation model to value our options and employee stock purchase plan issuances.

The table below summarizes the stock-based compensation expense for 2008, 2007 and 2006, included in our consolidated statements of operations:

(in millions)	Year ended December 31,
	2008	2007	2006
Cost of goods sold	$4.3	$3.2	$2.9

Stock-based compensation expense included in cost of goods sold	4.3	3.2	2.9
Research, development and engineering	2.7	1.5	1.7
Selling, general and administrative	4.5	3.8	4.5

Stock-based compensation expense included in operating expenses	7.2	5.3	6.2

Total stock-based compensation expense included in income from operations	$11.5	$8.5	$9.1

Acquisition of WJ Communications, Inc.

On May 22, 2008, we completed the acquisition of WJ Communications, Inc (“WJ”), RF semiconductor company that provides RF product solutions worldwide to communications equipment companies. The acquisition will enable us to combine RF power, switching and filtering in cost effective module solutions for base station and other infrastructure applications. We paid $72.0 million in cash on the closing date, and paid $0.6 million of direct acquisition costs for 100% of the shares of WJ.

We accounted for the WJ acquisition as a purchase in accordance with SFAS No. 141, “Business Combinations.” Details of the purchase price are as follows (in millions):

Cash paid at closing	$72.0
Acquisition costs	0.6

Total	$72.6

The total purchase price was allocated to WJ’s assets and liabilities based upon fair values as determined by us.

Cash	$10.8
Accounts receivables and other assets	7.5
Inventory	10.0
Property, plant and equipment	4.7
Intangible assets (Note 11)	31.0
In-process research and development	1.4
Goodwill (Note 11)	29.0
Payables and other liabilities	(21.8)

Total	$72.6

We recognized goodwill of $29.0 million which represents payment in excess of the fair values of WJ’s assets and liabilities. This acquisition provided a significant revenue stream and will enable us to combine RF power, switching and filtering in cost effective module solutions for base station and other infrastructure applications. The acquisition leverages WJ’s radio frequency/ microwave design expertise with our technologies to expand our presence in the communications infrastructure market. The acquisition completes our RF front-end portfolio for cellular base stations, adds products which complement our current base station line-up, and provides us with a Silicon Valley based design center,.

The results of operations for the WJ business are included in our consolidated statements of operations for the period from May 23, 2008 through December 31, 2008. The following unaudited pro forma consolidated information gives effect to the acquisition of WJ as if it had occurred on January 1, 2007 and 2008 by consolidating the results of operations of WJ with our results of operations for the twelve months ended December 31, 2007 and 2008 (in millions, except per share information).

	Twelve Months Ended December 31,
Proforma results of operations (unaudited)	2008	2007
Revenue	$589.0	$519.7
Net Income	(22.3)	8.8
Basic EPS	(0.15)	0.06
Diluted EPS	$(0.15)	$0.06

The acquisition also resulted in the recognition of $1.4 million of in process research and development costs which we have written off in operating expenses in the quarter ended June 30, 2008.

In-process research and development (“IPR&D”) represented projects from the WJ acquisition that had not reached technological feasibility and had no alternative future use when acquired but had been developed to a point where there was value associated with them in relation to potential future revenue. Using the income approach to value the IPR&D, we determined that $1.4 million of the purchase price represented purchased in-process technology. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned value was expensed immediately into operating expenses upon the closing date of the acquisition.

The fair value underlying the $1.4 million assigned to acquire IPR&D from the WJ acquisition was determined by identifying research projects in areas for which technological feasibility had not been established and there were no alternative future uses. The acquired IPR&D consisted of small, signal, and power products and was approximately 85% complete as of December 31, 2008. This technology is being integrated into products some of which were completed in 2008 and the remainder is expected to be completed in 2009. There has been no material change in the estimated cost of these projects.

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

These estimates are subject to change, given the uncertainties of the development process, and no assurance is given that deviations from these estimates will not occur or that we will realize any anticipated benefits of the acquisition. The risks associated with IPR&D are considered high and no assurance is made that these products will generate any benefit or meet market expectations.

To the extent that estimated completion dates are not met, the risk of competitive product introduction is greater and revenue opportunity may be permanently lost.

In accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” we committed to a restructuring plan to consolidate facilities in San Jose and China and to reduce certain redundant positions in the WJ operations as a result of the acquisition. The consolidation of the facilities and the reduction of personnel are expected to be completed in 2009. The plan to consolidate facilities includes partial abandonment of the San Jose facility and full abandonment of the China leases. The China and San Jose leases expire in 2009 and 2011, respectively. Payments related to this restructuring are expected to be complete by 2011.

The following table summarizes the charges taken as part of the restructuring plan (in millions):

	Personnel	Lease abandonment costs	Total
Balance at May 22, 2008	$3.9	$11.1	$15.0
Payments	(2.2)	(2.2)	(4.4)
Accretion	—	0.3	0.3

Balance at December 31, 2008	$1.7	$9.2	$10.9

We have estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets and their estimated useful lives.

	Fair value (in millions)	Estimated useful life
Developed technology	$22.8	7 years
Customer relationships	$8.2	10 Years
In-process research and development	$1.4	Expensed

Results of Operations

The following management discussion and analysis of operations addresses continuing operations only, unless otherwise noted. The table below sets forth the results of our operations expressed as a percentage of revenues. However, these historical operating results are not necessarily indicative of the results for any future period.

	Year ended December 31,
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	67.6%	68.2%	69.2%

Gross profit	32.4%	31.8%	30.8%
Operating expenses:
Research, development and engineering	16.0%	13.8%	12.5%
Selling, general and administrative	12.8%	13.0%	13.7%
Impairment of goodwill	5.9%	—	—
In process research and development	0.2%	1.6%	—
(Gain) loss on disposal of equipment	(0.1)%	0.0%	(0.1)%

Total operating expenses	34.8%	28.4%	26.1%

(Loss) income from operations	(2.4)%	3.4%	4.7%

	Year ended December 31,
	2008	2007	2006
Other income (expense):
Interest income	0.7%	2.1%	3.9%
Interest expense	(0.1)%	(0.3)%	(2.5)%
Foreign currency gain	0.1%	0.0%	0.0%
(Loss) gain on recovery of previously impaired investment	(0.4)%	—	0.0%
Other, net	0.0%	0.0%	(0.0)%

Total other income, net	0.3%	1.8%	1.4%

(Loss) income from continuing operations, before income tax	(2.1)%	5.2%	6.1%
Income tax expense	0.5%	0.3%	0.7%

Net income	(2.6)%	4.9%	5.4%

Years ended December 31, 2008 and 2007

Revenues

Revenues increased $97.7 million or 21% to $573.4 million in 2008, compared to $475.8 million in 2007.

Our revenues by end market for 2008 and 2007 are detailed below:

	Year ended December 31,
	2008	2007
Revenues:
Handsets	52%	53%
Networks	37%	36%
Military	11%	11%

	100%	100%

Handsets

Revenues from the handset market products increased approximately 19% in 2008 compared to 2007. The revenue increase resulted from a higher volume of sales of higher priced products such as our 3G products. Revenues from our 3G products increased approximately 176%, in 2008 compared to 2007. These products collectively accounted for 44% of handset revenues in 2008 and 2007.

The increases in 3G product revenues were offset by decreases in revenues from sales of our CDMA and GSM/GPRS products of approximately 11% and 32%, respectively, in 2008 compared to 2007. The revenues from our CDMA and GSM/GPRS products comprised approximately 52% of total handset revenues in 2008 compared to 80% of total handset revenues in 2007.

Networks

Revenues from the networks market products increased approximately 27% in 2008 compared to 2007 primarily as a result of increases from sales of our wireless client products and transport products. Revenue from wireless client products such as WLAN and broadband wireless access (“BWA”) products increased 51% and 26%, respectively, in 2008 compared to 2007. Revenue from transport products such as cable and optical broadband products increases 94% and 48%, respectively, in 2008, compared to 2007. Revenues from our basestation products such as WCDMA products increased 118% in 2008 compared to 2007. These increases were partially offset by decreases in revenues from groundstation and GPS products of 12% and 35%, respectively.

Military

Revenues from our military-related market products increased approximately 20% in 2008 compared to 2007. As a percentage of our total revenues, military-related products remained relatively flat at 11% in both 2008 and 2007. The increase in revenue in 2008 compared to 2007 was primarily the result of a 62% increase in radar products revenue. The increases were partially offset by a decrease in revenues from non-recurring engineering of approximately 51% in 2008 compared to 2007.

Domestic and International Revenues

Revenues from domestic customers were approximately $164.6 million in 2008, compared to approximately $104.5 million in 2007. Revenues from international customers were approximately $408.8 million in 2008, compared to approximately $371.3 million in 2007. As a percentage of total revenues, revenues from international customers were 71% of revenues in 2008, compared to 78% of revenues in 2007. Revenues from international customers continued to grow as a result of the increasing demand for wireless handsets and infrastructure products in developing regions, where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. and Western Europe.

Gross Profit

Our gross profit margin as a percentage of revenues increased to 32.4% in 2008, compared to 31.8% in 2007. The gross profit margin in 2007 included an excess inventory charge of $4.1 million for a single customer. Gross profit margin in 2008 increased by a small percentage due to higher efficiency and utilization rates offset by the unfavorable effect of elevated precious metals prices.

Research, development and engineering expenses

Our research, development and engineering expenses in 2008 increased $26.1 million, or 40.0%, to $91.5 million, from $65.4 million in 2007. Research, development and engineering expenses increased primarily as a result of an increase in labor costs as a result of increased headcount, the acquisition of WJ Communications and purchases of technical supplies. As a percentage of total revenues, research, development and engineering expenses were 16.0% of revenues in 2008 and 13.8% of revenues in 2007.

Selling, general and administrative expenses

Selling, general and administrative expenses in 2008 increased $11.6 million, or 18.7%, to $73.6 million from $62.0 million in 2007. Our selling, general and administrative expenses increased in 2008 primarily a result of the acquisition of WJ Communications, increased commissions, labor costs, and insurance costs. As a percentage of revenues, selling, general and administrative expenses were 12.8% in 2008 and 13.0% in 2007.

Impairment of goodwill

In 2008, we recorded a $33.9 million goodwill impairment charge. During our annual impairment test, because we are one reporting unit, we determined that the trading price of our stock, adjusted for a control premium which is the implied fair value, was lower than the book value. We then performed a goodwill impairment test by comparing the implied fair value of our goodwill to the carrying amount similar to a purchase price allocation. The carrying value of the goodwill exceeded the implied fair value and we recorded an impairment charge for the entire balance of goodwill. No goodwill impairment charges were incurred in 2007.

In-process research and development

In-process research and development costs totaling $1.4 million and $7.6 million in 2008 and 2007, respectively, resulted from the acquisition of Peak Devices, Inc., which was completed on August 31, 2007 and from the acquisition of WJ Communications, which was completed on May 22, 2008.

Gain on disposal of equipment

Gains and losses on disposals of equipment are recorded based upon the disposal price, less the book value of the equipment. We recorded a gain of $0.5 million and a loss of $0.1 million on the disposal of equipment in 2008 and 2007, respectively.

Impairment of investment

In 2008, we recorded a $2.5 million investment impairment charge related to our investment in CyOptics offset by a $0.1 million recovery in a previously impaired investment. No investment impairment charges were incurred in 2007.

Interest income, net

Interest income, net decreased $4.6 million in 2008 to $3.6 million, compared to interest income, net of $8.3 million in 2007. The decrease was primarily a result of a decrease in interest income of $4.2 million as a result of lower interest rates and cash balances.

Income tax expense

In 2008, we recorded income tax expense of $2.8 million, compared to income tax expense of $1.5 million in 2007. The increase was a result of an increased amount of taxes paid in Costa Rica.

Years ended December 31, 2007 and 2006

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

Networks

Revenues from the networks products increased approximately 12% in 2007 as compared to 2006. This increase was primarily due to increases in revenues from WLAN, point-to-point radios, and GPS products. These increases were partially offset by decreased revenues for our GSM/GPRS, WCDMA, and CDMA/1x/2000 products.

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

Liquidity and Capital Resources

As of December 31, 2008, our cash, cash equivalents and marketable securities decreased $117.4 million, or 57.7%, to $86.1 million, from $203.5 million as of December 31, 2007. This decrease in cash, cash equivalents and marketable securities in 2008 was primarily due to the acquisition of WJ Communications for a purchase price of $61.8 million, net of cash acquired, the payment of capital expenditures in the amount of $87.6 million, and the net purchase of $50.8 million of available for sale investments. The decrease in cash, cash equivalents and marketable securities was partially offset by cash inflows in operating activities of $31.0 million.

At December 31, 2008, our net accounts receivable balance increased $5.2 million, or 7.2%, to $78.4 million, from $73.2 million at December 31, 2007. This increase was primarily a result of higher revenue in 2008 and the timing of shipments. The increase was also a result of the acquisition of WJ.

At December 31, 2008, our net inventory balance increased $41.0 million, or 61.0%, to $108.3 million, compared to $67.2 million at December 31, 2007. The increase in inventory was a result of revenue growth and anticipation of strong second half of 2008 demand which did not fully materialize and was pushed out to 2009. The increase was also a result of the acquisition of WJ. Inventory turns, calculated using ending inventory, were 3.6 for 2008 compared to 4.8 for 2007.

At December 31, 2008, our net property, plant and equipment increased $59.7 million, or 29.2%, to $264.3 million, from $204.6 million at December 31, 2007. The increase was primarily due to capital expenditures of $87.6 million during 2008, partially offset by depreciation of $31.8 million. The capital expenditures made in 2008 were for the purpose of increasing capacity and for equipment to support new products and technologies.

At December 31, 2008, our accounts payable and accrued expenses increased $12.8 million, or 22.8%, to $69.3 million, compared to $56.5 million at December 31, 2007. The increase was consistent with the increase in material purchases and capital expenditures.

Recent Transactions Affecting Liquidity

On May 22, 2008, we completed the acquisition of WJ and paid $72.6 million on the closing date and acquired cash of $10.8 million.

On June 27, 2008, we entered into a Credit Agreement (the “Agreement”) with Bank of America, N.A. The Agreement provides for a two-year unsecured revolving credit facility of $50.0 million. We pay interest at an amount equal to the sum of the rate per annum calculated from the British Bankers Association LIBOR rate plus a designated percentage per annum Alternatively, we may pay interest at a rate equal to the higher of the federal funds rate plus  1/2% and the prime rate of the lenders plus the applicable rate, as defined in the Agreement. The Agreement contains non-financial covenants and amounts are due in full on the maturity date of June 27, 2010, subject to a one-year extension. At December 31, 2008, there were no outstanding amounts under the Agreement.

Sources of Liquidity

Our current cash, cash equivalent and short-term investment balances, together with cash anticipated to be generated from operations and the balance available on our revolving loan, constitute our principal sources of liquidity. We believe these will satisfy our projected working capital, capital expenditure and possible investment needs through the next 12 months. The principal risks to these sources of liquidity are lower than expected earnings or capital expenditures in excess of our expectations, in which case we may be required to finance any additional requirements through additional equity offerings, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

We currently expect capital expenditures of approximately $40.0 million in 2009.

Other Significant Cash Obligations

The following table summarizes our scheduled contractual commitments that will affect our future liquidity as of December 31, 2008:

	Total	Payments Due By Period
(in millions)		Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Leases(1)	$16.0	$6.1	$9.3	$0.6	—
Deferred Compensation(2)	1.3	—	—	—	1.3
Restructuring Accrual(3)	1.7	1.7	—	—	—
Other Obligations(4)	2.4	—	—	—	2.4

Total	$21.4	$7.8	$9.3	$0.6	$3.7

(1)

The amounts presented represent leases of certain equipment, office and manufacturing space under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.

(2)

The amount presented represents the liability for our Non-Qualified Deferred Compensation Plan (the “Plan”) established in October 2004. The Plan provides employees who are eligible to participate and the members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The deferred earnings are invested at the discretion of each participating employee or director and the deferred compensation we are also obligated to deliver is adjusted for increases or decreases in the deferred amount due to such investment. We include the asset deferred by the participants ($1.3 million) in the “Other noncurrent assets, net” line item of our consolidated balance sheet and our obligation to deliver the deferred compensation in the “Other long-term liabilities” line item on our consolidated balance sheet.

(3)

The balance represents the liability for severance related costs associated with the reduction of force to reduce certain redundant positions in the WJ operations as a result of the acquisition. Lease amounts for the remainder of the restructuring accrual are included in item 1 above.

(4)

The balance represents the pension liability of our German subsidiary, net of the unrealized gain loss on our liability ($2.4 million). The pension liability becomes payable when the covered employees reach the age of 60 or 65. The liability was acquired through our purchase of the GaAs business of Infineon in 2002. We elected to secure the liability through a reinsurance program supported by us. We have included the reinsurance receivables ($2.9 million) in the “Other noncurrent assets, net” line item on our consolidated balance sheet and our obligation to deliver the pension obligation in the “Other long-term liabilities” line item on our consolidated balance sheet.

As of December 31, 2008, we had approximately $10.7 million in net tax liabilities, which are included as “Long term income tax liability” in our Consolidated Balance Sheet. While we have considered the impact of this obligation, we generally do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. Further, we are not able to reasonably estimate the timing of any cash payments required to settle these liabilities, and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. For business combinations in which the acquisition date was before the effective date of SFAS No. 141R, we apply the requirements of Statement 109, as amended by SFAS Nol. 141R, prospectively. That is, we will not adjust the accounting for prior business combinations for previously recognized changes in acquired tax uncertainties or previously recognized changes in the valuation allowance for acquired deferred tax assets. However, after the effective date of SFAS No. 141R we will recognize, as an adjustment to income tax expense (or a direct adjustment to contributed capital in accordance with paragraph 26 of Statement 109), changes in the valuation allowance for acquired deferred tax assets. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company on January 1, 2009. We do not believe that the adoption of SFAS No. 141R will have a material impact on our consolidated results of operations and financial condition.

In February 2008, the FASB issued FSP FAS 157-2 defers the effective date of Statement No. 157, “Fair Value Measurements”, for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of Statement No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Early adoption of Statement No. 157 is encouraged. We are still evaluating the impact of this pronouncement on our consolidated results of operations and financial condition.

In May 2008, FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 with retrospective application. We do not believe that the adoption of FSP APB 14-1 will have a material impact on our consolidated results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Cash Equivalents

Our investments in cash equivalents, short-term investments and long-term investments are classified as available-for-sale securities and consist of highly rated, short term and long term investments, such as money market funds, in accordance with an investment policy approved by our Board of Directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. In addition, at December 31, 2008, we did not have any investments in auction-rate securities. Further, we do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.

The following table shows the fair values of our investments as of December 31, 2008 (in millions):

	Cost	Fair Value
Cash equivalents (including unrealized gain of less than $0.003)	$22.0	$22.0
Available-for-sale investments (including net unrealized gains of $0.118)	$35.2	$35.3
Long term investments (including net unrealized gains of $0.200)	$15.7	$15.9

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

Our consolidated financial statements at December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008, together with the reports of our independent registered public accounting firm, are included in this Annual Report on Form 10-K on pages F-1 through F-34.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management has determined that there were no significant changes to our internal control over financial reporting during the year or quarter ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting, and concluded that such control over financial reporting was effective. There were no material weaknesses in our internal control over financial reporting that have been identified by management. Our independent registered public accounting firm, KPMG LLP has issued an audit report on internal control over financial reporting. Their report on the effectiveness of internal controls over financial reporting is included with the audited financial statements.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The biographical information concerning our executive officers, including their ages as of March 2, 2008, is set forth below:

Name	Age	Current Position(s) with Company	Position Held Since
Ralph G. Quinsey	53	President, Chief Executive Officer and Director	2002
Steven J. Buhaly	52	Chief Financial Officer	2007
Brian P. Balut	43	Vice President, Networks	2006
Deborah Burke	54	Vice President, Human Resources	2007
Thomas V. Cordner	64	Vice President, Military and Texas Operations	2006
Todd A. DeBonis	44	Vice President, Worldwide Sales and Customer Service	2006
Timothy A. Dunn	47	Vice President, Handsets	2006
Bruce R. Fournier	52	Vice President, Business Development	2006
J. David Pye	58	Vice President, Oregon Operations	2006
Glen A. Riley	46	Vice President, Commercial Foundry and Supply Chain Management	2006
Azhar Waseem	55	Vice President, Florida Operations	2006
Steven R. Grant	49	Vice President, Worldwide Operations	2008

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

Steven J.Buhaly joined TriQuint in September 2007 as Chief Financial Officer. Mr. Buhaly has more than 20 years experience in finance and operations. Prior to joining TriQuint Mr. Buhaly was Chief Financial Officer at Longview Fibre Company from 2006 to 2007. He joined Planar Systems in 1999 as Medical Business Vice President. From 2000 to 2006 while also at Planar Systems, he served first as Chief Financial Officer then Chief Operating Officer. Prior to 1999 he held positions of increasing responsibility in finance and operations at Tektronix. Mr. Buhaly received B.S. and M.B.A. degrees from the University of Washington.

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

Steven R. Grant joined TriQuint in June 2008 as Vice President, Worldwide Operations. Prior to joining TriQuint Mr. Grant spent 27 years at Intel Corporation, a semiconductor company, and was most recently Vice President of Intel’s Technology and Manufacturing Group in Oregon since 2001. During his Intel tenure, he managed the Fab manufacturing network and was key to driving the manufacturing structure and efficiency improvements to record performance levels. Mr. Grant holds a Bachelor of Science in Material Science from the University of Illinois.

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

Additional information required by this item will be included in our definitive Proxy Statement under the captions Report of the Audit Committee, Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance and Other Matters, to be filed with the Commission within 120 days after the conclusion of the fiscal year ended December 31, 2008 (April 30, 2009) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

Item 11.	Executive Compensation

We maintain employee compensation programs and benefit plans in which our executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in our definitive Proxy Statement under the caption Executive Compensation Discussion and Analysis, Executive Compensation Detail, Compensation Committee Interlocks and Insider Participation and the Compensation Committee Report, to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2008 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2008 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the caption Certain Relationships and Related Transactions, and Director Independence contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2008 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this item is included under the caption Ratification of Independent Auditors contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our fiscal year ended December 31, 2008 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1. Consolidated Financial Statements. The following consolidated financial statements of TriQuint Semiconductor, Inc. and its subsidiaries, together with the report thereon of KPMG LLP, required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K on pages F-1 through F-34:

Report of Independent Registered Public Accounting Firm;

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006;

Consolidated Balance Sheets at December 31, 2008 and 2007;

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006;

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006; and

Notes to Consolidated Financial Statements.

2. Consolidated Financial Statement Schedule. The following consolidated financial statement schedule of TriQuint Semiconductor and its subsidiaries required to be filed pursuant to Part IV, Item 15 of this Form 10-K, is included in this Annual Report on Form 10-K on pages S-1:

Schedule II—Consolidated Valuation and Qualifying Accounts; and

Report and Consent of Independent Registered Public Accounting Firm.

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits. In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about TriQuint or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a means of allocating the risk to one of the parties if those statements prove to be inaccurate;

•

may have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a manner that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or other date or dates that may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about TriQuint may be found elsewhere in this Annual Report on Form 10-K and in TriQuint’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit No.	Description
3.1	Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form 8-B (File No. 000-22660) as declared effective by the SEC on February 18, 1997.

3.1.1	Certificate of Amendment to Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2000 filed with the SEC on November 13, 2000.

3.1.2	Certificate of Correction to Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-62062) declared effective by the SEC on June 13, 2001.

3.1.3	Certificate of Designation of Series A Participating Preferred Stock, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-62062) declared effective by the SEC on June 13, 2001.

3.1.4	Certificate of Amendment to Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-62062) declared effective by the SEC on June 13, 2001.

3.2	Amended and Restated Bylaws of Registrant incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on form 10-K (File No. 000-22660) for the year ended December 31, 2008.

4.1	Preferred Shares Rights Agreement, dated as of June 30, 1998 between Registrant and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-A (File No. 000-22660) as declared effective by the SEC on July 24, 1998, as amended and restated by the Amended and Restated Rights Agreement, dated as of June 23, 2008, between TriQuint Semiconductor, Inc. and American Stock Trust & Transfer Company, LLC, as Rights Agent (as assignee of Mellon Investor Services LLC) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 24, 2008).

10.18+	1996 Stock Incentive Program and forms of agreement thereunder, incorporated herein by this reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-81273) as declared effective by the SEC on June 22, 1999, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-39730), as declared effective by the SEC on June 20, 2000, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-61582), as declared effective by the SEC on May 24, 2001, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-105701), as declared effective by the SEC on May 30, 2003 and incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2003 filed with the SEC on November 4, 2003, as amended and restated effective February 2005 by the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on May 17, 2005 and incorporated herein by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A for the 2005 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 6, 2005, as amended on March 4, 2008 incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on form 10-K (File No. 000-22660) for the year ended December 31, 2007.

Exhibit No.	Description
10.19	Form of Indemnification Agreement executed by Registrant and its officers and directors pursuant to Delaware reincorporation, incorporated herein by this reference to the corresponding exhibit to the Registrant’s Registration Statement on Form 8-B (File No. 000-22660) as declared effective by the SEC on February 18, 1997.

10.22+	1998 Nonstatutory Stock Option Plan and forms of agreement thereunder, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-102085) as declared effective by the SEC on December 20, 2002 and incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2003 filed with the SEC on November 4, 2003.

10.33	Sawtek Inc. Employee Stock Ownership and 401(k) Plan, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 30, 2002 filed with the SEC on August 13, 2002.

10.34	Sawtek Inc. 2000 Implementation Agreement, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.

10.35	Sawtek Inc. 2000 Modified ESOP Loan Agreement, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.

10.36	Sawtek Inc. 2000 Renewed ESOP Note, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.

10.37	Sawtek Inc. Second Stock Option Plan, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.

10.38	Sawtek Inc. Stock Option Plan for Acquired Companies, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.

10.40*	Amended Sale and Transfer Agreement between Infineon Technologies AG, Infineon Technologies North America Corp., Registrant and TriQuint GmbH dated as of April 29, 2002, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on July 15, 2002.

10.41+	Letter Agreement dated June 28, 2002 between Registrant and Ralph G. Quinsey, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 30, 2002 filed with the SEC on August 13, 2002.

10.42	Asset Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of October 21, 2002, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.

10.42.1	Amendment No. 1 to Asset Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.

10.42.2	Assignment and Bill of Sale and Assumption Agreement by and between Agere Systems Inc. and TriQuint Optoelectronics, Inc. dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003

Exhibit No.	Description
10.42.3	Assignment and Bill of Sale and Assumption Agreement by and between Agere Systems Inc. and TriQuint Technology Holding Co. dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.

10.43.4	Intellectual Property Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.

10.43.5	Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.

10.43.7	Equity Purchase Agreement by and among Agere Systems Inc., Agere Systems International, LLC, Registrant, TriQuint International Holding Co., TriQuint International Holding LLC and Agere Systems de Mexico, S. DE R.L. DE C.V. dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.

10.45+	Letter Agreement dated April 9, 2004 between Registrant and Todd A. DeBonis, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended March 31, 2004 filed with the SEC on May 10, 2004.

10.46+	TriQuint Semiconductor, Inc. Nonqualified Deferred Compensation Plan, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on November 2, 2004.

10.47	Agreement and Plan of Reorganization by and among Sawtek Inc., TFR Acquisition, Inc., and TFR Technologies, Inc., dated as of December 14, 2004, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2005 filed with the SEC on March 15, 2005.

10.47.1	Amendment No. 1 to Agreement and Plan of Reorganization by and among Sawtek Inc., TFR Acquisition, Inc., and TFR Technologies, Inc., dated as of January 6, 2005, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2005 filed with the SEC on March 15, 2005.

10.48*	Purchase and Sale Agreement by and between TriQuint Optoelectronics, Inc. and Anthem Partners, LLC, dated as of March 7, 2005, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2005 filed with the SEC on March 15, 2005.

10.49	Asset Purchase Agreement by and between Registrant and CyOptics, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended March 31, 2005 filed with the SEC on May 11, 2005.

10.52+	Letter Agreement dated June 9, 2006 between Registrant and Timothy A. Dunn, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on July 13, 2006.

10.54+	2007 Employee Stock Purchase Plan and forms of agreement thereunder incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2006 filed with the SEC on March 15, 2007.

10.55+	Letter Agreement dated September 12, 2007 between Registrant and Steven J Buhaly, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) for filed with the SEC on September 17, 2007.

Exhibit No.	Description
10.56+	TriQuint Semiconductor, Inc. Change in Control Policy, dated November 8, 2007 as amended on March 4, 2008, incorporated herein by reference to the corresponding exhibit to the Registrant Current Report on Form 8K (File No. 000-22660) filed with the SEC on March 10, 2008.

10.57	Agreement and Plan of Merger between TriQuint Semiconductor Inc, ML Acquisition, Inc and WJ Communications, Inc. dated as of March 9, 2008 incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on form 10-K (File No. 000-22660) for the year ended December 31, 2007.

10.58+	Employment Agreement dated as of May 30, 2008 by and between TriQuint Semiconductor, Inc. and Steven R. Grant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2008).

10.59	Credit Agreement, dated June 27, 2008 by and between TriQuint Semiconductor, Inc and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2008).

10.60+	TriQuint Semiconductor, Inc. 2008 Management Incentive Plan, dated as of November 19, 2008, as amended February 24, 2009 incorporated herein by reference to Company’s Current Reports on Form 8-K filed on November 21, 2008 and February 26, 2009.

21.1	Subsidiaries of the Registrant±

23.1	Report and Consent of Independent Registered Public Accounting Firm±

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended±

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended±

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002±

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
±	Included in this Report
+	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.

Dated: March 2, 2009	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: March 2, 2009	By:	/s/ STEVEN J. BUHALY
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RALPH G. QUINSEY Ralph G. Quinsey	President and Chief Executive Officer (Principal Executive Officer)	March 2, 2009

/s/ STEVEN J. BUHALY Steven J. Buhaly	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009

/s/ STEVEN J. SHARP Steven J. Sharp	Chairman of the Board	March 2, 2009

/s/ PAUL A. GARY Paul A. Gary	Director	March 2, 2009

/s/ CHARLES SCOTT GIBSON Charles Scott Gibson	Director	March 2, 2009

/s/ NICOLAS KAUSER Nicolas Kauser	Director	March 2, 2009

/s/ WALDEN C. RHINES Walden C. Rhines	Director	March 2, 2009

/s/ WILLIS C. YOUNG Willis C. Young	Director	March 2, 2009

TRIQUINT SEMICONDUCTOR, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TriQuint Semiconductor, Inc.:

We have audited the accompanying consolidated balance sheets of TriQuint Semiconductor, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes and adopted Emerging Issues Task Force Issue (EITF) No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.

/s/    KPMG LLP

Portland, Oregon

March 2, 2009

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2008	2007	2006
Revenues	$573,431	$475,776	$401,793
Cost of goods sold	387,471	324,476	277,860

Gross profit	185,960	151,300	123,933
Operating expenses:
Research, development and engineering	91,475	65,361	50,283
Selling, general and administrative	73,613	61,993	55,223
Impairment of goodwill	33,871	—	—
In process research and development	1,400	7,600	—
(Gain) loss on disposal of equipment	(514)	127	(527)
Acquisition related charges	—	—	63

Total operating expenses	199,845	135,081	105,042

(Loss) income from operations	(13,885)	16,219	18,891

Other income (expense):
Interest income	4,197	9,928	15,627
Interest expense	(548)	(1,646)	(9,891)
Foreign currency gain (loss)	733	343	(90)
(Impairment) recovery of investments in other companies	(2,412)	—	142
Other, net	55	80	(132)

Total other income, net	2,025	8,705	5,656

(Loss) income before income tax	(11,860)	24,924	24,547

Income tax expense	2,753	1,530	2,796

Net (loss) income	$(14,613)	$23,394	$21,751

Net (loss) income per common share:
Basic	$(0.10)	$0.17	$0.16
Diluted	$(0.10)	$0.16	$0.15
Common equivalent shares:
Basic	144,518	140,189	139,236
Diluted	144,518	142,490	141,189

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$50,773	$203,501
Investments in marketable securities	35,304	—
Accounts receivable, net	78,419	73,185
Inventories	108,260	67,231
Prepaid expenses	5,624	4,778
Other current assets	17,775	10,890

Total current assets	296,155	359,585
Property, plant and equipment, net	264,250	204,553
Goodwill and intangible assets, net	32,895	10,309
Other noncurrent assets, net	25,077	12,014

Total assets	$618,377	$586,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,819	$29,423
Accrued payroll	18,737	17,179
Other accrued liabilities	12,775	9,875

Total current liabilities	69,331	56,477
Long-term liabilities:
Long-term income tax liability	10,676	10,193
Other long-term liabilities	12,294	4,943

Total liabilities	92,301	71,613

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $.001 par value, 600,000,000 shares authorized, 147,355,994 shares and 142,903,784 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	147	143
Additional paid-in capital	521,613	496,083
Accumulated other comprehensive income	978	671
Retained earnings	3,338	17,951

Total stockholders’ equity	526,076	514,848

Total liabilities and stockholders’ equity	$618,377	$586,461

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2005	141,080	$141	$479,344	$(3,135)	$(25,740)	$450,610
Issuance of common stock under plans	2,690	2	8,124	—	—	8,126
Stock based compensation expense	—	—	9,115	—	—	9,115
Share repurchase	(5,271)	(5)	(24,995)			(25,000)
Accumulated other comprehensive income	—	—	—	2,845	—	2,845
Net income	—	—	—	—	21,751	21,751

Balance, December 31, 2006	138,499	$138	$471,588	$(290)	$(3,989)	$467,447
Cumulative effect of adjustment to initially apply EITF 06-02	—	—	—	—	(1,454)	(1,454)
Issuance of common stock under plans	4,405	5	16,007	—	—	16,012
Stock based compensation expense	—	—	8,488	—	—	8,488
Accumulated other comprehensive income	—	—	—	961	—	961
Net income	—	—	—	—	23,394	23,394

Balance, December 31, 2007	142,904	$143	$496,083	$671	$17,951	$514,848
Issuance of common stock under plans	4,452	4	14,027	—	—	14,031
Stock based compensation expense	—	—	11,503	—	—	11,503
Accumulated other comprehensive income	—	—	—	307	—	307
Net loss	—	—	—	—	(14,613)	(14,613)

Balance, December 31, 2008	147,356	$147	$521,613	$978	$3,338	$526,076

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(14,613)	$23,394	$21,751
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,230	29,669	31,465
Stock-based compensation charges	11,503	8,488	9,115
Goodwill impairment	33,871	—	—
Write-off of in-process research and development	1,400	7,600	—
Impairment of investment	2,412	—	(142)
Other	(529)	127	(527)
Changes in assets and liabilities, net of assets acquired:
Accounts receivable, net	1,291	(8,024)	(13,402)
Inventories	(30,986)	19,142	(35,495)
Other assets	(3,091)	(340)	(1,855)
Accounts payable and accrued expenses	(5,490)	(836)	11,288

Net cash provided by operating activities	30,998	79,220	22,198

Cash flows from investing activities:
Purchase of available-for-sale investments	(60,436)	(104,877)	(337,107)
Maturity / sale of available-for-sale investments	9,597	344,584	403,438
Business acquisitions, net of cash acquired (Note 4)	(61,748)	(14,747)	(2,316)
Other	2,278	641	590
Capital expenditures	(87,565)	(32,495)	(39,741)

Net cash (used in ) provided by investing activities	(197,874)	193,106	24,864

Cash flows from financing activities:
Repurchase/retirement of convertible subordinated notes	—	(218,755)	—
Repurchase of common stock	—	—	(25,000)
Issuance of common stock	14,148	16,012	8,126

Net cash provided (used in) by financing activities	14,148	(202,743)	(16,874)

Net (decrease) increase in cash and cash equivalents	(152,728)	69,583	30,188
Cash and cash equivalents at beginning of period	203,501	133,918	103,730

Cash and cash equivalents at end of period	$50,773	$203,501	$133,918

Supplemental disclosures:
Cash paid for interest	$74	$4,375	$8,750
Cash paid for income taxes	$1,633	$1,456	$1,855
Sabbatical-cumulative adjustment	$—	$1,454	$—

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

Note 2.    Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements for the periods presented include the accounts of the Company and its wholly owned subsidiaries, including; TriQuint BV (LLC), TriQuint CV LP, TriQuint Europe Holding Company, TriQuint TFR Inc., TriQuint, Inc., TriQuint S.R.L., TriQuint Semiconductor Texas LP, TriQuint Sales and Design, Inc. TriQuint Colorado, Inc., TriQuint Semiconductor GmbH, TriQuint Asia, TriQuint International Holding Co, TriQuint Technology Holding Co, TriQuint Texas General Holding Company, TriQuint Texas Limited Holding Company, TriQuint (Shanghai) Trading Co. Ltd., TriQuint Semiconductor Japan TYK TriQuint Sweden AB, TriQuint WJ, Inc., WJ NEWCO LLC, WJ Communications (Shanghai) Ltd, Watkins-Johnson Environmental Inc, and Watkins-Johnson International, Inc. Investments in which the Company does not exercise significant influence are recorded at cost (generally less than a 20% interest). The Company has no investments in which it exercises significant influence but which it does not control (20% to 50% ownership interest). All intercompany transactions and balances have been eliminated.

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

Revenue Recognition

Revenues are primarily derived from the sale of standard and customer-specific products and foundry services. The Company also receives revenue from non-recurring engineering fees and cost-plus contracts for research and development work, which collectively has been less than 5% of consolidated revenue for any period. The Company’s distribution channels include its direct sales staff, manufacturers’ representative firms, and distributors. Revenues from the Company’s distributors in 2008, 2007 and 2006 were approximately

$80,686, $44,937and $7,673, respectively, and are recognized when the product is sold to the distributor. The Company’s distribution agreements provide for selling prices that are fixed at the date of sale, although the Company offers price protections which are specific, of a fixed duration and reserved for by the Company. Further, the payment obligation is not contingent on reselling the product or further action by the company; the distributors take title to the product and bear the risks of ownership, have economic substance and the amount of future returns can be reasonably estimated. The Company allows its distributors to return products for warranty reasons; and stock rotation rights, within certain limitations, and reserves for such instances. Customers however can only return product for warranty reasons. If the Company is unable to repair or replace products returned under warranty, the Company will issue a credit for a warranty return.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, investments and payables and long term investment in CyOptics, all of which have carrying values that approximate their fair values.

Cash Equivalents

The Company considers all highly liquid debt and other instruments purchased with an original maturity of three months or less to be cash equivalents. These investments include money market funds. At December 31, 2008 and 2007, the Company’s cash equivalents were $21,973 and $168,159, respectively.

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

At December 31, 2008 the Company’s investments consisted of U.S. treasury securities and obligations of U.S. government agencies, and other investments. All were classified as available-for-sale. At December 31, 2007 the Company held no balances in marketable securities or other investments.

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

Property, Plant & Equipment

Property, plant and equipment is recorded at cost. Rent expense for operating leases is recorded on a straight-line basis over the life of the lease term. If a lease has a fixed and determinable escalation clause, the difference between rent expense and rent paid is recorded as deferred rent and is included in accrued liabilities on the consolidated balance sheets.

Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: three to seven years for machinery and equipment, furniture and fixtures and computer equipment and software; 15 years for land improvements; 20 years for building equipment; and 39 years for buildings. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the term of the related lease, and are generally three to seven years. Asset lives are reviewed periodically to determine if appropriate and adjustments are made as necessary. Depreciation begins at the time assets are placed in service. Maintenance and repairs are expensed as incurred. For 2008, 2007 and 2006, the Company incurred depreciation expense of $31,799, $28,869 and $30,070, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of the net assets of business acquired. Other intangible assets consist primarily of patents, developed technology, customer relationships and other intangibles with estimable useful lives, ranging from two to 10 years at the time of acquisition. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead reviewed at least annually for impairment. Intangible assets with estimable useful lives are amortized over their respective estimated lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

Investments in Privately Held Companies

The Company accounts for these investments at cost unless their value has been determined to be other than temporarily impaired, in which case the investment is impaired to its current fair value. These investments are included in other non-current assets in the consolidated balance sheet. The Company reviews these investments periodically for impairment and makes appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. The Company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or poor operating results of the issuer could result in additional other-than-temporary losses in future periods.

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

Shipping and Handling Costs

The Company recognizes amounts billed to a customer in a sale transaction related to shipping and handling as revenue. The costs incurred by the Company for shipping and handling are classified as cost of goods sold.

Advertising Costs

The Company expenses advertising costs as incurred. For 2008 and 2007 advertising costs were $456 and $281, respectively.

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

	Year ended December 31,
	2008	2007	2006
Net (loss) income	$(14,613)	$23,394	$21,751
Other comprehensive income (loss):
Net unrealized gain on cash flow hedges	322	104	194
Net unrealized (loss) gain on available for sale investments	(209)	395	2,651
Net unrealized gain on pension obligations	194	462	—

Comprehensive (loss) income	$(14,306)	$24,355	$24,596

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include options granted pursuant to the Company’s stock option plans and potential shares related to the Company’s Employee Stock Purchase Plan and convertible subordinated debt. A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations for 2008, 2007 and 2006 is presented in Note 7.

Income Taxes

The Company is subject to taxation from federal, state and international jurisdictions in which it operates and accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying value and the tax bases of assets and liabilities. A significant amount of management judgment is involved with the Company’s annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The tax provision is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Valuation allowances are established in accordance with SFAS No. 109, Accounting for Income Taxes, to reduce deferred tax assets to the amount expected to “more likely than not” be realized in future tax returns. Tax law and rate changes are reflected in the period such changes are enacted.

Our provision for income taxes as of and for the years ended December 31, 2008, 2007 and 2006 were as follows (in millions):

	Years ended December 31,
	2008	2007	2006
Provision for income taxes	$2,753	$1,530	$2,796

The provision for income taxes for 2008 and 2007 primarily consisted of domestic and foreign tax liabilities in US and Costa Rica of $2,753 and $1,530, respectively. The Company’s Costa Rica subsidiary benefited from a complete exemption from Costa Rican income taxes through 2003, a 75% exemption through 2007 and a 50% exemption through 2011. In January 2008 a $63,291 dividend was paid from the Costa Rican subsidiary. Of the $63,291 dividend, the majority was from previously taxed income and the remainder was taxable in 2008. No provision has been made for the U.S, state or additional foreign income taxes related to approximately $99,041 of undistributed earnings of foreign subsidiaries which have been, or are, intended to be permanently reinvested. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. In the event the Costa Rican or German subsidiaries remit these earnings to the U.S. parent, the earnings may be subject to U.S. federal and state income taxes.

The Company evaluates liabilities for estimated tax exposures in jurisdictions of operation. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. These are primarily settled through the completion of audits but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. The Company believes that an appropriate estimated liability has been established for potential exposures. The Company is no longer subject to

U.S. federal income tax examinations for years before 2002; state and local income tax examinations before 2002; and foreign income tax examinations before 2004. The Company is not currently under Internal Revenue Service (IRS) or states examinations. In February 2009, we successfully completed the 2004-2007 income tax audit of TriQuint Semiconductor GmbH with no adjustments made by the German tax authorities.

In 2002, the Company determined that a valuation allowance should be recorded against all of the Company’s deferred tax assets based on the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion, or all of the deferred tax assets may not be realized. WJ Communications, Inc (“WJ”), recorded, and the Company maintained, a valuation allowance against its deferred tax assets. The Company considers future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance and evaluates the need for a valuation allowance on a regular basis. At December 31, 2008, the Company determined that it is more likely than not that the deferred tax assets will not be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. The Company recognized no adjustment in the liability for unrecognized tax benefits upon the adoption of FIN 48. The 2008 and 2007 unrecognized tax benefits totaled $25,129 and $10,193 including interest and penalty of $4,033 and $3,619, respectively. The amount of the unrecognized tax benefits, if recognized, that would result in a favorable impact on the effective tax rate is $10,676. The FIN 48 amounts are based upon significant management estimates.

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

Derivatives and Hedging

The Company no longer enters into foreign currency forward contracts for hedging purposes. It accounted for previous derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The purpose of prior forward currency hedges was to minimize the variability of certain cash flows associated with its German operations. The impact of prior activity was immaterial to the financial statements.

Additional information about the Company’s use of derivative instruments is presented in Note 11.

Impairments of Long-lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined by reference to market prices or through discounted cash flow analysis, depending on the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The Company determined a triggering event occurred during the fourth quarter of 2008 and conducted an assessment of the recoverability of its long-lived and intangible assets based on a comparison of the undiscounted cash flows to the recorded carrying value of the long-lived and intangible assets. The results of the impairment analysis did not indicate an impairment existed for the long lived asset and accordingly, the Company did not record an impairment charge on its long-lived assets for the year ended December 31, 2008.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described in Note 14. The Company accounts for rights under these plans under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, adopted on January 1, 2006. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. The compensation expense for the Company’s stock-based payments, which includes employee stock options and the Company’s Employee Stock Purchase Plan (“ESPP”), is based on estimated fair values at the time of the grant or subscription period, respectively. In addition, in March 2005, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, to provide guidance on the adoption of SFAS No. 123(R). Specifically, SAB No. 107 provides the Staff’s view regarding the valuation of stock-based payment arrangements for public companies and the Company has applied these provisions in its adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. These option pricing models involve a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company’s common stock and interest rates. In adopting SFAS No. 123(R), the Company is using the Black-Scholes option pricing model, which the Company had previously used under SFAS No. 123. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Stock-based compensation expense recognized during the years ended December 31, 2008, 2007 and 2006 included compensation expense for stock-based payment awards granted during the current year, as well those awards granted prior to adoption of SFAS No. 123(R) but not yet vested as of December 31, 2005. The compensation expense for these grants was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. Compensation expense for all stock-based payment awards was recognized using the straight-line method. As stock-based compensation expense recognized during 2008, 2007 and 2006 was based on awards ultimately expected to vest, the gross expense has been reduced for estimated forfeitures.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. For business combinations in which the acquisition date was before the effective date of SFAS No. 141R, the Company will apply the requirements of Statement 109, as amended by SFAS No. 141R, prospectively. That is, the Company will not adjust the accounting for prior business combinations for previously recognized changes in acquired tax uncertainties or previously recognized changes in the valuation allowance for acquired deferred tax assets. However, after the effective date of SFAS No. 141R the Company will recognize, as an adjustment to income tax expense (or a direct adjustment to contributed capital in accordance with paragraph 26 of Statement 109), changes in the valuation allowance for acquired deferred tax assets. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company on January 1, 2009. The Company does not believe that the adoption of SFAS No. 141R will have a material impact on its consolidated results of operations and financial condition.

In February 2008, the FASB issued FSP FAS 157-2 defers the effective date of Statement No. 157, “Fair Value Measurements”, for nonfinancial assets and nonfinancial liabilities, except those that are recognized at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of Statement No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is still evaluating the impact of this pronouncement on its consolidated results of operations and financial condition.

In May 2008, FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 with retrospective application. The Company does not believe that the adoption of FSP APB 14-1 will have a material impact on its consolidated results of operations and financial condition.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents—money market funds	$50,773	$28,800	$21,973	$—
Short-term—marketable securities	35,304	—	35,304	—
Long-term—marketable securities	15,854	2,576	13,278	—
Long-term—investment in CyOptics	3,177	—	—	3,177

Total	$105,108	$31,376	$70,555	$3,177

The investments classified as Level 2 were valued using quoted prices for similar instruments in markets that are not active as identical instruments were not available. At December 31, 2008, the Company did not have any investments in auction-rate securities.

The beginning balance of the level three fair value measurements was zero. The Company transferred in $5,694 in the current year and recorded a loss of $2,517 to impairment of investments in other companies in the income statement. The ending balance of the level three fair value measurements was $3,177. The Company used an income based method to fair value this investment. Additional information about the investments in CyOptics is presented in Note 16.

Note 4.    Business Combinations

Peak Devices, Inc

On August 31, 2007, the Company completed the acquisition of Peak Devices, Inc. (“Peak”), a privately-held, fabless semiconductor company focused on the fabrication of radio frequency discrete transistors, which is technology aligned with the Company’s current market focus. The Company paid $14,922 in cash on the closing date and $183 of direct acquisition costs. Of the $14,922, $1,500 was held in escrow for payment of claims and liabilities that may result from this acquisition. The escrow period expired on December 31, 2008. No claims were filed by the Company and funds were released to Peak shareholders. The Company is also obligated to pay earnout payments to the former shareholders of Peak based on 10% of the gross margin from sales of Peak technology- based products less a quarterly threshold over a five-year period from 2008 to 2012. These earnout amounts are not contingent on continued employment of the former shareholders. As of December 31, 2008, the Company has not incurred earnout charges.

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

The results of operations for the Peak business were included in the Company’s consolidated statements of operations for the 2007 period subsequent to the acquisition date as well as during the twelve months ended December 31, 2008. Pro forma results of operations have not been presented for this acquisition because its effect was not material to the Company.

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

The fair value underlying the $7,600 assigned to acquire IPR&D from the Peak acquisition was determined by identifying research projects in areas for which technological feasibility had not been established and there were no alternative future uses. The acquired IPR&D consisted of wide band transistor products and was approximately 75% complete as of December 31, 2008. This technology is being integrated into products expected to be completed in 2009. There has been no material change in the estimated cost of these projects.

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

WJ Communications, Inc

On May 22, 2008, the Company completed the acquisition of WJ a RF semiconductor company that provides RF product solutions worldwide to communications equipment companies. The acquisition will enable the Company to combine RF power, switching and filtering in cost effective module solutions for base station and other infrastructure applications. The Company paid $71,957 in cash on the closing date, and $580 of direct acquisition costs through the fourth quarter of 2008 for 100% of the shares of WJ.

The Company accounted for the WJ acquisition as a purchase in accordance with SFAS No. 141, “Business Combinations.” Details of the purchase price are as follows:

Cash paid at closing	$71,957
Acquisition costs	580

Total	$72,537

The total purchase price was allocated to WJ’s assets and liabilities based upon fair values as determined by the Company.

Cash	$10,789
Accounts receivables and other assets	7,472
Inventory	10,043
Property, plant and equipment	4,673
Intangible assets (Note 8)	31,000
In-process research and development	1,400
Goodwill (Note 8)	28,989
Payables and other liabilities	(21,829)

Total	$72,537

The Company recognized goodwill of $28,989 which represents payment in excess of the fair values of WJ’s assets and liabilities because this acquisition will enable the Company to combine RF power, switching and filtering in cost effective module solutions for base station and other infrastructure applications. The acquisition leverages WJ’s radio frequency/ microwave design expertise with the Company’s technologies to expand the Company’s presence in the communications infrastructure market. The acquisition completes the Company’s RF front-end portfolio for cellular base stations, adds products which complement the Company’s current base station line-up, and provides the Company with a Silicon Valley based design center, which are key aspects of the Company’s networks strategy.

The results of operations for the WJ business are included in the Company’s consolidated statements of operations for the period from May 23, 2008 through December 31, 2008. The following unaudited pro forma consolidated information gives effect to the acquisition of WJ as if it had occurred on January 1, 2007 after giving effect to certain adjustments, including the amortization of intangible assets, interest income, and tax adjustments, and assumes the purchase price has been allocated to assets and purchased liabilities assumed based on values at the date of purchase. Results may not be indicative of future operating results.

	Twelve Months Ended December 31,
Proforma results of operations (unaudited)	2008	2007
Revenue	589,021	519,720
Net Income	(22,319)	8,807
Basic EPS	(0.15)	0.06
Diluted EPS	(0.15)	0.06

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

The fair value underlying the $1,400 assigned to acquire IPR&D from the WJ acquisition was determined by identifying research projects in areas for which technological feasibility had not been established and there were no alternative future uses. The acquired IPR&D consisted of small, signal, and power products and was approximately 85% complete as of December 31, 2008. This technology is being integrated into products of which some were completed in 2008 and the remainder is expected to be complete in 2009. There has been no material change in the estimated cost of these projects.

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

In accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” the Company committed to a restructuring plan to consolidate facilities in San Jose and China and to reduce certain redundant positions in the WJ operations as a result of the acquisition. The consolidation of the facilities and the reduction of personnel are expected to be completed by the end of the first quarter of 2009. The plan to consolidate facilities includes partial abandonment of the San Jose facility and full abandonment of the China leases. The China and San Jose leases expire in 2009 and 2011, respectively. Payments related to this restructuring are expected to be complete by 2011.

The following table summarizes the charges taken as part of the restructuring plan:

	Personnel	Lease abandonment costs	Total
Balance at May 22, 2008	$3,859	$11,148	$15,007
Payments	(2,194)	(2,248)	(4,442)
Accretion	—	310	310

Balance at December 31, 2008	$1,665	$9,210	$10,875

The Company has estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets and their estimated useful lives.

	Fair value	Estimated useful life
Developed technology	$22,800	7 years
Customer relationships	$8,200	10 Years
In-process research and development	$1,400	Expensed

Note 5.    Selected Financial Statement Information

	December 31, 2008	December 31, 2007
Accounts receivable, net:
Trade accounts receivable	$78,439	$73,215
Allowance for doubtful accounts	(20)	(30)

	$78,419	$73,185

Inventories:
Raw materials	$27,013	$15,561
Work-in-process	43,025	30,218
Finished goods	38,222	21,452

	$108,260	$67,231

Property, plant and equipment, net:
Land	$15,668	$19,691
Buildings	89,361	89,233
Leasehold improvements	8,856	5,029
Machinery and equipment	357,367	280,830
Furniture and fixtures	5,799	5,098
Computer equipment and software	34,187	29,876
Assets in process	35,041	28,310

	546,279	458,067
Accumulated depreciation	(282,029)	(253,514)

	$264,250	$204,553

Accrued payroll:
Accrued payroll and taxes	$7,963	$7,016
Accrued vacation, sabbatical, and sick pay	9,602	9,000
Self-insurance liability	1,172	1,163

	$18,737	$17,179

Note 6.    Investments in Marketable Securities

At December 31, 2007 the Company held no investments in marketable securities and therefore had zero gross unrealized holding gains or losses. The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2008 consisted of the following:

At December 31, 2008	Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Available-for-sale:
U.S. treasury securities and obligations of U.S government agencies	$70,990	$324	$—	$71,314
Corporate debt securities and other	1,818	—	(1)	1,817

	$72,808	$324	$(1)	$73,131

Investments with an unrealized holding gain or loss for greater than and less than 12 consecutive months at December 31, 2006 were as follows:

At December 31, 2008	Greater than 12 months		Less than 12 months		Total Fair Value	Total Unrealized Gain/(Loss)
	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)
U.S. treasury securities and obligations of U.S. government agencies	$15,854	$200	$55,460	$124	$71,314	$324
Corporate debt securities and other	—	—	1,817	(1)	1,817	(1)

	$15,854	$200	$57,277	$123	$73,131	$323

Investments by contractual maturity are as follows:

	December 31, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value
Due or callable in one year or less	$68,314	$68,495	$—	$—
Due after one year through 42 months	$4,494	$4,636	$—	$—

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operational and financing cash flow factors. At December 31, 2008, all unrealized holding losses were considered to be temporary as the Company has the ability and intent to hold the investments until a recovery of fair value. During 2008, 2007 and 2006, the Company did not record any other-than-temporary impairments on its marketable securities.

Note 7.    Net (Loss) Income Per Share

Net (loss) income per share is presented as basic and diluted net (loss) income per share. Basic net (loss) income per share is net (loss) income available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net (loss) income per share is similar to basic net (loss) income per share, except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect. Further, under SFAS No. 128, Earnings per Share, continuing operations is the governing measure for the determination of antidilution.

The following summarizes the elements included in the calculation of basic and diluted net (loss) income per share for 2008, 2007 and 2006:

	Year ended December 31,
	2008	2007	2006
Net (loss) income	$(14,613)	$23,394	$21,751

	$(14,613)	$23,394	$21,751

Weighted-average shares outstanding—Basic	144,518	140,189	139,236
Dilutive securities	—	2,301	1,953

Weighted-average shares outstanding—Dilutive	144,518	142,490	141,189

Net (loss) income per common share:
Basic	$(0.10)	$0.17	$0.16
Diluted	$(0.10)	$0.16	$0.15

For 2008, 2007 and 2006, options and other exercisable convertible securities totaling and 29,991 shares, 14,912 shares and 20,472 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

Note 8.    Goodwill and Other Acquisition-Related Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company is required to perform an impairment analysis on its goodwill at least annually, or when events and circumstances warrant. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. The Company is considered one reporting unit. As a result, to determine whether or not goodwill may be impaired, the Company compares its book value to its adjusted market capitalization. If the trading price of the Company’s common stock adjusted for a control premium which is the implied fair value, is below the book value at the date of the annual impairment test or if the average trading price of the Company’s common stock is below book value for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value. If the comparison of book value to estimated market value indicates impairment, then the Company compares the implied fair value of goodwill and other intangible assets to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill and other intangible assets exceeds its implied fair value, an impairment loss is recognized equal to that excess.

The Company performs this test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During its annual impairment test in the fourth quarter of 2008, the price of the Company’s common stock adjusted for a control premium was significantly below the book value. The Company performed a goodwill impairment test and determined that the entire balance of goodwill was impaired and recognized an impairment of $33,871. In 2007 no impairment of goodwill were recorded. Information regarding the Company’s other acquisition-related intangible assets is as follows:

	Useful Life (Years)	December 31, 2008			December 31, 2007
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-amortizing:
Goodwill		$—	$—	$—	$4,817	$—	$4,817
Amortizing:
Patents, trademarks and other	2 – 10	44,181	11,286	32,895	13,353	7,861	5,492

Total intangible assets		$44,181	$11,286	$32,895	$18,170	$7,861	$10,309

Amortization expense of intangible assets was approximately $3,425, $632 and $390 for 2008, 2007 and 2006, respectively. Amortization expense related to intangible assets at December 31, 2008 in each of the next five fiscal years and beyond is expected to be as follows:

2009	$5,071
2010	5,024
2011	4,934
2012	4,934
2013	4,662
Thereafter	8,270

$32,895

Note 9.    Bank Line

On June 27, 2008, the Company and Bank of America, N.A. (the “Lender”) entered into a Credit Agreement dated as of June 27, 2008 (the “Agreement”). The Agreement provides the Company with a two-year unsecured revolving credit facility of $50,000.

Borrowings under the Agreement bear interest in two possible ways, at the election of the Company. The Company pays interest at an amount equal to the sum of a rate per annum calculated from the British Bankers Association LIBOR rate plus a designated percentage per annum (the “Applicable Rate.”) The Applicable Rate is based on the Company’s consolidated total leverage ratio (as defined in the Agreement) and is subject to a floor of 1.25% per annum and a cap of 1.75% per annum. Alternatively, the Company may pay interest at a rate equal to the higher of the federal funds rate plus  1/2% and the prime rate of the Lender plus the Applicable Rate. The interest payment date (as defined in the Agreement) varies based on the type of loan but generally is either quarterly or a specified period of every one, two or three months.

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

Outstanding amounts are due in full on the maturity date of June 27, 2010, subject to a one-year extension at the Company’s option and with the Lender’s consent. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable. Including accrued interest, at December 31, 2008, the Company currently had no amounts outstanding under the Agreement.

Note 10.    Income Taxes

Domestic and foreign pre-tax (loss) income for 2008, 2007 and 2006 were as follows:

	Year ended December 31,
	2008	2007	2006
Domestic	$(15,657)	$14,847	$18,081
Foreign	3,797	10,077	6,466

	$(11,860)	$24,924	$24,547

Income tax expense for 2008, 2007 and 2006, consisted of the following:

	Year ended December 31,
	2008	2007	2006
Current:
Federal	$1,255	$932	$134
State	38	30	(10)
Foreign	1,460	568	2,672

	2,753	1,530	2,796

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Net income tax expense	$2,753	$1,530	$2,796

The actual income tax expense reported for operations is different from that which would have been computed by applying the federal statutory tax rate to income (loss) before income taxes. A reconciliation of income tax expense as computed at the U.S. federal statutory income tax rate to the provision for income tax expense for 2008, 2007 and 2006 is as follows:

	Year ended December 31,
	2008	2007	2006
Tax expense (benefit) at United States statutory rate	(35.0%)	35.0%	35.0%
State income tax, net of federal effect	0.2	2.2	—
Change in valuation allowance	(86.1)	(41.6)	(31.0)
Foreign income tax	22.7	1.6	8.0
Costa Rican subsidiary tax holiday	(10.3)	(0.6)	(26.6)
Deemed dividend from foreign subsidiary	(1.4)	25.8	7.1
Goodwill	93.0	—	—
Stock-based compensation	11.9	0.5	6.3
Pro-rata reversal of WJ acquired valuation allowance	5.9	—	—
Other, net	22.3	(16.8)	12.6

Effective tax rate	23.2%	6.1%	11.4%

Deferred income tax assets and liabilities consist of the tax effects of temporary differences. These temporary differences as of December 31, 2008 and 2007 were as follows:

	December 31, 2008	December 31, 2007
Deferred tax assets:
Amortization and depreciation	$7,300	$23,732
Capital research and development expenditures	18,270	15,704
Reserves and allowances	5,783	1,596
Accrued liabilities	3,939	3,138
Impairment of investment in other companies	6,412	5,097
Inventory	9,659	9,743
Net operating loss carryforwards	60,614	26,831
Capital loss carryforwards	1,370	5,804
Research and development, and other credits	2,930	4,513
Stock-based compensation	4,670	2,744
Other	2,524	5,534

Total deferred tax asset	123,471	104,436
Deemed dividend distribution	—	(3,199)

Valuation allowance	(123,471)	(101,237)

Net deferred tax asset	$—	$—

The Company recorded a tax charge of $2,753, $1,530, and $2,796 for 2008, 2007, and 2006, respectively. The provisions for 2008, 2007, and 2006 do not reflect a benefit for prior year losses due to a full valuation allowance against deferred tax assets. The net increase (decrease) in total valuation allowance for the deferred tax assets for 2008, 2007, and 2006 were $22,234, $(10,380) and $(6,552), respectively.

At December 31, 2008, the Company had approximately $189,068 of U.S. net operating loss carryforwards, $77,346 of which arose from the WJ acquisition, to offset future U.S. taxable income, expiring from 2023 through 2028; and $187,291 for state tax purposes, expiring 2009 through 2028. The net operating losses acquired with WJ are subject to IRC SEC. 382, Limitation on net operating loss carry forwards. In 2008 and 2007, the capital loss decreased by $12,578 due to the expiration of the statute of limitations; and increased by $1,711, respectively. The remaining $3,569 capital loss carryforward will offset future capital gains subject to the statute of limitations expirations in 2011 and 2012. The Company has placed a full valuation allowance against the tax effect of all net operating and capital loss carryforwards.

In accordance with SFAS No. 123 (R), deferred tax assets and the related valuation allowance do not reflect $18,703 and $16,087 as of December 31, 2008 and 2007, respectively, relating to U.S. income tax benefits of excess stock option deductions. This benefit will be credited to additional paid in capital, when and if realized.

The Company has benefited from a complete exemption from Costa Rican income taxes through 2003, a 75% exemption through 2007 and a 50% exemption through 2011. In January 2008 a $63,291 dividend was paid from the Costa Rican subsidiary. Of the $63,291 dividend, the majority was from previously taxed income and the remainder was taxable in 2008. No provision has been made for the U.S, state or additional foreign income taxes related to approximately $99,041 of undistributed earnings of foreign subsidiaries which have been, or are, intended to be permanently reinvested. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. In the event the Costa Rican or German subsidiaries remit these earnings to the U.S. parent, the earnings may be subject to U.S. federal and state income taxes.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. The Company recognized no adjustment in the liability for unrecognized tax benefits upon the adoption of FIN 48. As of the date of adoption, the Company’s unrecognized tax benefits totaled $9,293 including interest and penalty of $2,764. As of December 31, 2008 and 2007, the Company’s unrecognized tax benefits totaled $25,129 and $10,193 including interest and penalty of $ 4,033 and $3,619, respectively. At December 31, 2008, the Company had $25,129 of unrecognized tax benefits, inclusive of interest and penalties, $10,676 of which would affect its effective tax rate if recognized. The FIN 48 amounts are based upon significant management estimates. The Company recognized 2008 interest and penalties accrued related to unrecognized tax benefits in the tax provision. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance January 1, 2008	$6,574
Reductions for tax positions-prior years	—
Acquisition Addition-current year	8,117
Additions for tax positions-current years	6,397
Expiration of statute of limitations	8

Balance December 31, 2008	$21,096

The unrecognized tax benefits anticipated to be recognized due to the expiration of the statue of limitations on or before December 31, 2009 are $1,169. The unrecognized tax benefits anticipated to be recognized within twelve months relates to a foreign subsidiary’s U.S. activities and foreign tax on a foreign subsidiary’s income and expense items. No other changes are anticipated within the next twelve months to the unrecognized tax benefits. The major jurisdictions in which the Company files include the U.S and Costa Rica. Tax years beginning in 2005 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

Note 11.    Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations for each month are remeasured at the prior month’s balance sheet rate which approximates the average exchange rates for the month. To manage its exposure to foreign currency exchange rate fluctuations, the Company previously entered into derivative financial instruments, including hedges. The ineffective portion of the gain or loss on derivative instruments that are designated and qualify as cash flow hedges are immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized into earnings. For 2008, the Company reported foreign currency gains from remeasurement and hedging activity of $733 as compared to a gain from remeasurement and hedging activity of $343 during 2007 and a loss from remeasurement and hedging activity of $90 during 2006.

As of December 31, 2008 the company had no forward currency contracts outstanding. As of December 31, 2007, the Company had forward currency contracts outstanding $3,193.

Note 12.    Commitments and Contingencies

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that TriQuint failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in TriQuint’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on or about May 25, 2007. On July 23, 2007, the Company and the individual defendants filed separate motions for the dismissal of all claims in each case with the District Court for the District of Oregon. On September 28, 2007, the plaintiffs filed a consolidated opposition to the motions for the dismissal of all claims in each case. On October 26, 2007, the Company and the individual defendants filed separate reply briefs in support of their motions for the dismissal of all claims in each case. On March 13, 2008, the Court granted motions for dismissal, but indicated that plaintiffs could amend their complaint to address the grounds on which the Court based the dismissal. On March 28, 2008, the plaintiffs filed an amended complaint pursuant to the Court’s ruling on the motions for dismissal. Defendants filed an answer to the amended complaint on September 29, 2008. No trial date has been set. The Company believes the claim lacks merit and plans to vigorously defend this claim. At this time, the Company does not believe it is probable that losses related to the litigation described above have occurred.

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

The Company continues to be in compliance with the remedial action plans being monitored by various regulatory agencies at WJ’s former Palo Alto and Scotts Valley sites. WJ had entered into funded fixed price remediation contracts and obtained cost-overrun and unknown pollution conditions insurance coverage. The Company believes that it is remote that it would incur any significant liability beyond that which it has recorded. The Company does ultimately retain responsibility for these environmental liabilities in the unlikely event that the environmental remediation firm and the insurance company do not meet their obligations.

With respect to other former production facilities, to date either no contamination of significance has been identified or reported to the Company or the regulatory agency involved has granted closure with respect to the identified contamination. Nevertheless, the Company may face environmental liabilities related to these sites in the future.

Lease Commitments

The Company currently leases certain equipment, office and manufacturing space under operating leases. Lease terms range from approximately one to 5 years, expiring at various dates through 2013 with options to renew at varying terms. Commitments for minimum lease payments under non-cancelable leases as of December 31, 2008 were as follows:

2009	$6,063
2010	5,891
2011	2,382
2012	989
2013	604
Thereafter	—

$15,929

Future minimum lease payments have not been reduced by future minimum sublease rentals of $1,121 under an operating lease. Rent expense under cancelable and non-cancelable operating leases for 2008, 2007, 2006 was $3,411, $2,303 and $2,232, respectively.

Note 13.    Concentration of Credit Risk

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

Note 14.    Stock, Stock Options and Rights

Common Stock

The Company has authorized capital of 600,000,000 shares of $.001 par value common stock. Holders of the common stock are entitled to one vote for each share of common stock on all matters submitted to a vote of the Company’s stockholders.

Stock Options

The Company had two stock option plans under which shares were available for grant during 2008: the 1996 Stock Incentive Plan (the “1996 Plan”) and the 2008 Inducement Award Plan. The 1996 Plan provides for the grant of incentive and non-qualified stock options to officers, outside directors and other employees of the Company or any parent or subsidiary. The Plan was amended in 2002 to provide that options granted thereunder must have an exercise price per share no less than 100% of the fair market value of the share price on the grant date. Further, with respect to any participant who owns a quantity of stock representing more than 10% of the voting rights of the Company’s outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date. In 2005, the 1996 Plan was further amended to extend the term of the plan to 2015 and permit the award of restricted stock, restricted stock units, stock appreciation rights, performance shares and performance units in addition to the grant of stock options. In addition, the amendment provided specific performance criteria that the plan administrator may use to establish performance objectives, a formula mechanism that provides for automatic grants to the non-employee chairman of the Board and limited management’s ability to (i) reprice any outstanding stock option or stock appreciation right after it has been granted (other than pro rata adjustments to reflect stock dividends and other corporate events) and (ii) cancel any outstanding stock option or stock appreciation right and replace it with a new stock option or stock appreciation right with a lower exercise price, unless approved by the Company’s stockholders. The terms of each grant under the Plan may not exceed 10 years. The 2008 Inducement Award Plan provides for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock or cash awards to officers and directors employed by the company or any parent or subsidiary. The options granted thereunder must have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the Plan may not exceed 10 years.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans at December 31, 2008 (in thousands):

	Authorized	Available	Outstanding
1996 Stock Incentive Program	41,050	4,490	27,799
1998 Nonstatutory Stock Option Plan	4,000	—	291
Sawtek Stock Option Plans(1)	2,439	—	705
2008 Inducement Award Plan	1,250	194	1,056

Total	48,739	4,684	29,851

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

The following summarizes the Company’s stock option transactions for 2008, 2007 and 2006 (in thousands, except per share data):

	Year ended December 31,
	2008		2007		2006
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	27,321	$9.55	25,732	$9.84	23,440	$10.78
Granted	6,050	$6.18	5,136	$5.07	3,871	$4.71
Exercised	(2,158)	$3.27	(2,443)	$3.59	(455)	$3.39
Forfeitures	(1,362)	$8.18	(1,104)	$8.95	(1,124)	$14.17

Outstanding at end of year	29,851	$9.36	27,321	$9.55	25,732	$9.84

Exercisable at end of year	18,787	$11.58	18,424	$11.77	19,179	$11.77

The aggregate intrinsic value of options exercised during 2008, 2007 and 2006 was $6,060, $4,828 and $708, respectively. Fully vested outstanding options at December 31, 2008 had an aggregate intrinsic value of $598, based upon the Company’s closing stock price on that date of $3.44 per share. Fully vested outstanding options at December 31, 2007 had an aggregate intrinsic value of $23,158, based upon the Company’s closing stock price on that date of $6.63 per share. The aggregate intrinsic value of all outstanding options at December 31, 2008 and 2007 was $735, and $39,826, respectively. The Company issues new shares of common stock upon exercise of stock options.

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2008 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life-Years	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price
$ 1.69 – $ 5.00	9,461	6.55	$4.09	6,582	$3.90
$ 5.01 – $10.00	14,314	7.04	$6.19	6,129	$6.49
$10.01 – $15.00	1,937	2.42	$11.42	1,937	$11.42
$15.01 – $25.00	1,780	1.23	$21.20	1,780	$21.20
$25.01 – $61.44	2,359	1.64	$39.09	2,359	$39.09

$ 1.91 – $61.44	29,851	5.81	$9.36	18,787	$11.58

The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model during 2008, 2007 and 2006, to determine the fair value of employee stock options and employee ESPP rights granted during each period:

Stock Options	2008	2007	2006
Risk free interest rates	2.9%	4.7%	4.6%
Expected life in years	4.15 years	4.5 years	4.9 years
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	50.7%	46.3%	56.8%
Estimated annualized forfeiture rate	8.0%	8.0%	8.0%

Employee Stock Purchase Plans	2008	2007	2006
Risk free interest rates	2.3%	4.3%	3.5%
Expected life in years	0.5 years	0.5 years	1.6 years
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	56.0%	49.1%	59.4%
Estimated annualized forfeiture rate	8.0%	8.0%	8.0%

The Company determines its risk-free rate assumption based upon the U.S. Treasury yield for obligations with contractual lives similar to the expected lives of the Company’s option grants and ESPP subscription periods. The expected life represents the weighted average period the options are expected to remain outstanding, based upon historical experience. The dividend yield assumption is based on the Company’s historical and anticipated dividend distributions. The expected volatility is based upon a blend of the Company’s historical volatility of its stock price and its exchange traded options. Forfeitures are estimated based upon historical and anticipated future experience. Based upon these assumptions, the Company has estimated the per share weighted-average grant fair value of its options granted during 2008, 2007, and 2004 at $2.67, $2.19, and $2.47, respectively.

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

Stock-based compensation expense recognized under SFAS No. 123(R) for 2008, 2007 and 2006 was $11,503 and $8,488, respectively, which consisted of stock-based compensation expense related to unvested grants of employee stock options and the Company’s ESPP. The table below summarizes the stock-based compensation expense for 2008, 2007 and 2006:

	Year ended December 31,
	2008	2007	2006
Cost of goods sold	$4,338	$3,170	$2,887

Stock-based compensation expense included in cost of goods sold	4,338	3,170	2,887
Research, development and engineering	2,712	1,502	1,689
Selling, general and administrative	4,453	3,816	4,539

Stock-based compensation expense included in operating expenses	7,165	5,318	6,228

Total stock-based compensation expense included in income from operations	$11,503	$8,488	$9,115

As of December 31, 2008, the total future compensation expense related to the current unvested stock options and the ESPP, net of estimated forfeitures, is expected to be approximately $23,328. This expense is expected to be recognized over a weighted average period of approximately 30 months.

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

The Company’s ESPP purchases occur on the first business days of June and December of each year. During 2008, 2007 and 2006, approximately 2,295, 1,962 and 2,236 shares, respectively, of the Company’s common stock were purchased under the ESPP. The Company issues new shares of common stock for purchases through the ESPP. The 1998 ESPP expired in December 2007, and the 2007 Employee Stock Purchase Plan (the “2007 ESPP”) was approved by the Company’s stockholders in May 2007.

The 2007 ESPP went into effect on June 1, 2007 and provides for six month offering and purchase periods. Participants are able to purchase shares at 85% of the lower of the closing sales price of the Company’s common stock on the first or last day of the six month purchase period. Approximately 2,000 shares are reserved for issuance under the 2007 ESPP, subject to annual increases commencing January 1, 2008 of the lesser of (i) 3,000 shares, (ii) 1.5% of the number of shares outstanding on the last day of the immediately preceding fiscal year or (iii) an amount determined by the board of directors. As of December 31, 2008, 1,096 shares were reserved for issuance under the 2007 ESPP. The 2007 ESPP will expire in February 2017.

Preferred Shares Rights Plan

On June 30, 1998, the Company adopted a Preferred Shares Rights Agreement (the “Agreement”). Pursuant to the Agreement, rights were granted as a dividend at the rate of one right for each share of TriQuint common stock, held by stockholders of record as of the close of business on July 24, 1998. The rights expired on June 29, 2008, unless redeemed or exchanged. Initially, under the Agreement, each right entitled the registered holder to buy one share of preferred stock for $20.83. On April 5, 2000, the Company approved an amendment to the Agreement to increase the per unit price to $200.00. These prices are reflective of all stock splits. The rights will become exercisable only if a person or group (other than stockholders currently owning 15% of the Company’s common stock) acquires beneficial ownership of 15% or more of the Company’s common stock, or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock. On June 23, 2008 the plan was amended to change the expiration date to June 29, 2018.

Note 15.    Employee Benefit Plans

The Company has a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees in the U.S. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. Company contributions to the 401(k) Plan were approximately $3,021, $2,219 and $1,048 in 2008, 2007 and 2006, respectively.

During the fourth quarter of 2004, the Company’s Board of Directors approved a non-qualified deferred compensation plan (the “Compensation Plan”). Under the Compensation Plan, employees who are eligible to participate and members of its Board of Directors, are provided with the opportunity to defer a specified percentage of their cash compensation which the Company will be obligated to deliver on a future date. At the time of deferral, the Company allocates the deferred monies to a trust account that is invested at the participants’ election. The amount of compensation to be deferred by each participating employee or board member will be based on elections by each participant and adjusted for any positive or negative investment results from investment alternatives selected by the participant under the Compensation Plan. The liability for the deferred compensation is included in “Other long-term liabilities” on the Company’s balance sheet and was $1,283 at December 31, 2008 and $1,382 at December 31, 2007. The value of the funds allocated to the trust by the Company was $1,283 at December 31, 2008 and $1,382 at December 31, 2007, and was included in “Other noncurrent assets, net.” For 2008 and 2007, the total participant deferrals were $278 and $332, respectively.

The Company also has a pension obligation related to its German subsidiary, acquired as a result of the Company’s purchase of the Infineon Technologies AG, GaAs business in 2002. The pension liability becomes payable when the covered employees reach the age of 60 or 65 and the Company has elected to secure the liability through a reinsurance program paid for by the Company. The Company has included the obligation to deliver the pension obligation in the “Other long-term liabilities” line item on its consolidated balance sheet and the insurance receivables in the “Other noncurrent assets, net.” The value of the pension obligation at December 31, 2008 and 2007 was $2,444 and $2,592, respectively. The value of the insurance receivable at December 31, 2008 and 2007 was $2,931 and $2,890, respectively. The disclosures required by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, have not been included due to the insignificance of the plan.

Note 16.    CyOptics Subordinated Promissory Note and Preferred Stock

On April 29, 2005, the Company completed the sale of its optoelectronic operations in Breinigsville, Pennsylvania and its optoelectronics subsidiary in Matamoros, Mexico to CyOptics at the time. The terms of the sale included $4,500 of preferred stock representing approximately 10% of the voting shares of CyOptics and a subordinated unsecured promissory note for $5,633 which was discounted $2,292 to reflect the current market rate for similar debt of comparable companies. The promissory note is an interest-bearing note at the rate of the lesser of (i) 8.5% and (ii) 3.0% plus the one-year LIBOR, as determined on the date of the note and redetermined on each subsequent April 1 thereafter. At the time of the transaction, the Company reviewed current market rates for similar debt, analyzed CyOptics’ financial condition and obtained an independent valuation analysis on the debt. The initial payment of interest on the note was due April 1, 2007, and all subsequent payments have been received timely. The $4,500 of preferred stock obtained in the transaction represented approximately 10% of the capital stock of CyOptics on a fully diluted basis on the closing date. The value of the preferred stock was objectively determined based upon the price paid by unrelated parties for the same Series F preferred stock on the same date as the closing of the sale of the optoelectronics operations. The combined investment is being accounted for utilizing the cost method and as such, the fair value of the investment is not adjusted if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Payments received on the note reduce the carrying value of the investments. On October 9, 2007, the Company participated in an additional bridge financing in which it purchased $488 of a subordinated convertible promissory note. On July 24, 2008, the promissory note converted into preferred stock. CyOptics made payments of $1,524 for the year ended December 31, 2008, which reduced the carrying value of the Company’s investment. In December 2008, the Company received a letter of intent from Millennium Partners (“Millennium”) and signed a definitive agreement to sell the preferred stock and debt to Millennium for approximately $3,792, inclusive of certain purchase adjustments. On February 13, 2009, the Company received notice from Millennium indicating that it no longer wished to pursue completion of the purchase of the Company’s preferred stock and that it believed it had the right to purchase the note for $1,000. The Company disputes their interpretation of the agreement and does not believe this outcome to be probable. The Company continues to pursue closure of the transaction in accordance with the agreement; however the ultimate outcome is uncertain. Based on the developments above, the review of CyOptics financial condition and operating results and other best available market information, the Company has written this investment down to $3,177 resulting in a non-operating charge to earnings in 2008 of $2,517.

Note 17.    Segment Information

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

The Company’s chief operating decision maker is considered to be the President and Chief Executive Officer (the “CEO”), the Chief Financial Officer (the “CFO”), and the Vice President of Operations. Results of operations are provided and analyzed at a consolidated level. Key resources, decisions, and assessment of performance is done at a consolidated level. Thus, the Company has concluded at December 31, 2008 that it has only one reportable operating segment. The Company will re-assess its conclusions at least annually.

The Company’s revenue by business market (as a percentage of total revenues) was as follows:

	Year ended December 31,
	2008	2007	2006
Business market:
Handsets	52%	53%	51%
Networks	37%	36%	37%
Military	11%	11%	12%

	100%	100%	100%

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

	Year ended December 31,
	2008	2007	2006
Revenues (origin):
United States	$573,465	$475,776	$401,793
Costa Rica	21,653	17,948	17,465
Eliminations	(21,647)	(17,948)	(17,465)

	$573,471	$475,776	$401,793

Income (loss) from operations:
United States	$(15,610)	$14,092	$16,903
Costa Rica	1,725	2,127	1,988

	$(13,885)	$16,219	$18,891

Tangible assets:
United States	$226,977	$186,225	$179,397
Costa Rica	33,837	16,136	19,895
Other	3,436	2,192	1,054

	$264,250	$204,553	$200,346

The Company’s products are sold to customers in various countries and shipped to factories around the world. During 2008, revenues derived from international customers were approximately $408,827, of which revenues from sales to end customers in China and Hong Kong were approximately $137,064 and $73,072, respectively. Revenues derived from customers located outside the U.S. were approximately $371,307 during 2007, of which revenues from sales to end customers in China and South Korea were approximately $144,538 and $73,725, respectively. Revenues outside of the U.S. were approximately $292,150 in 2006, of which revenues from sales to end customers in China and South Korea were approximately $90,718 and $65,861, respectively. There were no other countries from which revenues represented 10% or more of total revenues for the periods presented.

Revenues from customers representing approximately 10% or more of total revenues for each period as follows (as a percentage of total revenues):

	Year ended December 31,
	2008		2007	2006
Foxconn	12%		(1)	(1)
Samsung		(1)	14%	15%
Motorola		(1)	12%	14%

Related receivables from customers representing approximately 10% or more of total revenues for each period as follows (as a percentage of total trade receivables):

	Year ended December 31,
	2008		2007	2006
Foxconn	9%		(1)	(1)
Samsung		(1)	9%	14%
Motorola		(1)	13%	25%

(1)	During the period presented, the customer did not represent more than 10% of the Company’s total revenues.

Note 18.    Subsequent Events

On February 13, 2009, the Company received notice from Millennium indicating that it no longer wished to pursue completion of the purchase of the Company’s preferred stock and that it believed it had the right to purchase the note for $1,000. The Company disputes Millennium’s interpretation of the agreement and does not believe this outcome to be probable. The Company continues to pursue closure of the transaction in accordance with the agreement, however the ultimate outcome is uncertain. Based on the developments above, the review of CyOptics financial condition and operating results and other best available market information, the Company has written this investment down to $3,177 resulting in a non-operating charge to earnings in 2008 of $2,517.

Note 19.    Summarized Quarterly Data (Unaudited)

	Year ended December 31, 2008 Quarters
	1st(2)	2nd(3)	3rd(4)	4th(5)	Total
	(In thousands, except per share data)
Revenues	$111,138	$126,957	$186,347	$148,989	$573,431
Gross profit	$38,446	$43,915	$58,560	$45,039	$185,960
Net (loss) income	$4,480	$3,364	$11,843	$(34,300)	$(14,613)
Net income (loss) per common share(1)
Basic	$0.03	$0.02	$0.08	$(0.23)	$(0.10)
Diluted	$0.03	$0.02	$0.08	$(0.23)	$(0.10)

	Year ended December 31, 2007 Quarters
	1st(6)	2nd(7)	3rd(8)	4th(9)	Total
	(In thousands, except per share data)
Revenues	$110,603	$113,771	$122,918	$128,484	$475,776
Gross profit	$34,391	$30,168	$39,562	$47,179	$151,300
Net income	$6,396	$1,351	$1,878	$13,769	$23,394
Net income per common share(1)
Basic	$0.05	$0.01	$0.01	$0.10	$0.17
Diluted	$0.05	$0.01	$0.01	$0.10	$0.16

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.
(2)	During the first quarter of 2008, the Company recorded a gain on the disposal of equipment of $433.
(3)

During the second quarter of 2008, the Company recorded a loss on the disposal of equipment of $16. Additionally, the Company incurred $1,400 in charges associated with the acquisition of WJ, which was completed on May 22, 2008. Specifically, the charges reflect the write off of IPR&D, where technological feasibility was not yet proven and no alternative future uses were believed to exist, and as such, the assigned value was expensed immediately into operating expenses upon the closing date of the acquisition. The Company also recorded a recovery of $105 on a previously impaired investment.

(4)	During the third quarter of 2008, the Company recorded a gain on the disposal of equipment of $101.
(5)

During the fourth quarter of 2008, the Company recorded a loss on the disposal of equipment of $4. Additionally, the Company recorded an impairment of an investment of $2,517 and an impairment of goodwill of $33,871

(6)	During the first quarter of 2007 the Company recorded a loss on the disposal of equipment of $96.
(7)	During the second quarter of 2007, the Company recorded a gain on the disposal of equipment of $10.
(8)

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

(9)	During the fourth quarter of 2007, the Company recorded a loss on the disposal of equipment of $39.

Schedule II

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the Years ended December 31, 2008, 2007 and 2006

(in thousands)

Date	Allowance for Doubtful Accounts
Balance at December 31, 2005	755

Additions/(deductions) charged/(credited) to costs and expenses	52
Write-offs	(345)

Balance at December 31, 2006	$462

Additions (deductions) charged to costs and expenses	(413)
Write-offs	(19)

Balance at December 31, 2007	$30

Additions charged to costs and expenses	165
Write-offs	(175)

Balance at December 31, 2008	$20

S-1