Form 10-Q
period 2009-03-31
TRIQUINT SEMICONDUCTOR INC
filed 2009-05-05
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2009, there were 147,355,994 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues	$118,947	$111,138
Cost of goods sold	95,649	72,692

Gross profit	23,298	38,446
Operating expenses:
Research, development and engineering	23,222	19,943
Selling, general and administrative	16,808	16,281
Loss (gain) on disposal of equipment	4	(433)

Total operating expenses	40,034	35,791

(Loss) income from operations	(16,736)	2,655
Other income (expense):
Interest income	342	2,001
Interest expense	(318)	(4)
Foreign currency (loss) gain	(75)	180
Recovery of impairment	—	105
Other, net	377	1

Total other income, net	326	2,283

(Loss) income before income tax	(16,410)	4,938
Income tax (benefit) expense	(766)	458

Net (loss) income	$(15,644)	$4,480

Net (loss) income per common share:
Basic	$(0.11)	$0.03
Diluted	$(0.11)	$0.03
Common equivalent shares:
Basic	147,356	142,973
Diluted	147,356	144,737

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$55,690	$50,773
Investments in marketable securities	36,555	35,304
Accounts receivable, net	80,312	78,419
Inventories, net	88,507	108,260
Prepaid expenses	5,762	5,624
Other current assets	20,729	17,775

Total current assets	287,555	296,155
Property, plant and equipment, net	268,231	264,250
Intangible assets, net	31,144	32,895
Other noncurrent assets, net	16,592	25,077

Total assets	$603,522	$618,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,351	$37,819
Accrued payroll	18,761	18,737
Other accrued liabilities	13,180	12,775

Total current liabilities	69,292	69,331
Long-term liabilities:
Long-term income tax liability	9,623	10,676
Other long-term liabilities	10,933	12,294

Total liabilities	89,848	92,301
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $.001 par value, 600,000,000 shares authorized, 147,355,994 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	147	147
Additional paid-in capital	525,044	521,613
Accumulated other comprehensive income	789	978
(Accumulated deficit) retained earnings	(12,306)	3,338

Total stockholders’ equity	513,674	526,076

Total liabilities and stockholders’ equity	$603,522	$618,377

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(15,644)	$4,480
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,211	7,325
Stock-based compensation expense	3,144	2,401
Other	5	(436)
Changes in assets and liabilities:
Accounts receivable, net	(1,893)	10,368
Inventories, net	20,039	(5,942)
Other assets	(4,330)	(6,333)
Accounts payable and accrued expenses	(6,099)	11,793

Net cash provided by operating activities	6,433	23,656
Cash flows from investing activities:
Purchase of available-for-sale investments	(21,419)	—
Maturity/sale of available-for-sale investments	29,061	—
Other	308	341
Proceeds from sale of assets	—	56
Capital expenditures	(11,600)	(10,381)

Net cash used in investing activities	(3,650)	(9,984)

Cash flows from financing activities:
Subscription/issuance of common stock, net	2,134	2,184

Net cash provided by financing activities	2,134	2,184

Net increase in cash and cash equivalents	4,917	15,856
Cash and cash equivalents at beginning of period	50,773	203,501

Cash and cash equivalents at end of period	$55,690	$219,357

Supplemental disclosures:
Cash paid for income taxes	$429	$351

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the assessment of recoverability of long-lived assets, the valuation of investments in and receivables from privately held companies, the recognition and measurement of income tax assets and liabilities and the accounting for stock-based compensation. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of normal, recurring adjustments necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2008, included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on March 2, 2009.

The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarter, which were March 28, 2009 and March 29, 2008, respectively. For convenience, the Company has indicated that its first quarter ended on March 31. The Company’s fiscal year ends on December 31.

2. Recent Accounting Pronouncements

In April 2009, the FASB issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair-value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair-value measurement when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize impairments in earnings or other comprehensive income. FSP FAS 107-1 and APB 28-1 expand the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods. These FSPs are effective for periods ending after June 15, 2009, which for the Company is the second fiscal quarter of 2009. The Company is evaluating the effect of adopting FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2. FSP FAS1 107-1 and APGB 28-1 will result in increased disclosures in the Company’s Quarterly Reports on Form 10-Q.

3. Fair Value of Financial Instruments

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

		Fair Value Measurements as of March 31, 2009
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents—money market funds	$55,690	$55,690	$55,690	$—	$—
Short-term—marketable securities	36,555	36,555	2,116	34,439	—
Long-term—marketable securities	6,777	6,777	2,556	4,221	—

Total	$99,022	$99,022	$60,362	$38,660	$—

The instruments classified as Level 1 are measured at fair value using statement value and quoted market prices. The investments classified as Level 2 were valued using quoted prices for similar instruments in markets that are not active since identical instruments were not available. At December 31, 2008, the Company did not have any investments in auction-rate securities.

4. Business Combinations

WJ Communications, Inc, (“WJ”)

On May 22, 2008, the Company completed the acquisition of WJ, a radio frequency (“RF”) semiconductor company that provides RF product solutions worldwide to communications equipment companies. The Company paid $71,957 in cash on the closing date, and $580 of direct acquisition costs through the year ended December 31, 2008 for 100% of the shares of WJ.

The Company accounted for the WJ acquisition as a purchase in accordance with SFAS No. 141, “Business Combinations.” Details of the purchase price are as follows:

Cash paid at closing	$71,957
Acquisition costs	580

Total	$72,537

The total purchase price was allocated to WJ’s assets and liabilities based upon fair values as determined by the Company.

Cash	$10,789
Accounts receivables and other assets	7,472
Inventory	10,043
Property, plant and equipment	4,673
Intangible assets	30,356
In-process research and development	1,400
Goodwill	28,989
Payables and other liabilities	(21,185)

Total	$72,537

The Company recognized goodwill of $28,989, which represents payment in excess of the fair values of WJ’s assets and liabilities because the acquisition enables the Company to combine RF power, switching and filtering in cost effective module solutions for base station and other infrastructure applications. The acquisition leverages WJ’s radio frequency/ microwave design expertise with the Company’s technologies to expand the Company’s presence in the communications infrastructure market. The acquisition completes the Company’s RF front-end portfolio for cellular base stations, adds products which complement the Company’s current base station line-up, and provides the Company with a Silicon Valley based design center, which are key aspects of the Company’s networks strategy. In the three months ended December 31, 2008, in accordance with FAS 142, the Company impaired the entire balance of goodwill.

The results of operations for the WJ business are included in the Company’s consolidated statements of operations for the period from May 23, 2008 through March 31, 2009. The following unaudited pro forma consolidated information gives effect to the acquisition of WJ as if it had occurred on January 1, 2008 after giving effect to certain adjustments, including the amortization of intangible assets, interest income, and tax adjustments, and assumes the purchase price has been allocated to assets and purchased liabilities assumed based on values at the date of purchase. Results may not be indicative of future operating results.

Proforma results of operations (unaudited)	Three Months Ended March 31, 2008
Revenue	121,391
Net loss	(115)
Basic EPS	(0.00)
Diluted EPS	(0.00)

In accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” the Company committed to a restructuring plan to consolidate facilities in San Jose and China and to reduce certain redundant positions in the WJ operations as a result of the acquisition. The consolidation of the facilities and the reduction of personnel were substantially complete by the end of the first quarter of 2009. The plan to consolidate facilities includes partial abandonment of the San Jose facility and full abandonment of the China leases. The China and San Jose leases expire in 2009 and 2011, respectively. Payments related to this restructuring are expected to be complete by 2011. During the three months ended March 31, 2009, the Company revised its future payments relating to the San Jose lease and accordingly recorded a reduction to the future liability of $534.

The following table summarizes the charges taken as part of the restructuring plan:

	Personnel	Lease abandonment costs	Total
Balance at May 22, 2008	$3,859	$11,148	$15,007
Payments	(2,194)	(2,248)	(4,442)
Accretion	—	310	310

Balance at December 31, 2008	$1,665	$9,210	$10,875
Payments	(1,126)	(958)	(2,084)
Accretion	—	74	74
Change in estimate	—	(534)	(534)

Balance at March 31, 2009	$539	$7,792	$8,331

5. Net (Loss) Income Per Share

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

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended March 31,
	2009	2008
Shares for basic net (loss) income per share:
Weighted-average shares outstanding—Basic	147,356	142,973
Dilutive securities	—	1,764

Weighted-average shares outstanding—Dilutive	147,356	144,737

For the three months ended March 31, 2009 and 2008 options totaling 34,078 and 29,851 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

6. Comprehensive (Loss) Income

The components of other comprehensive (loss) income were as follows:

	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(15,644)	$4,480
Other comprehensive (loss) income:
Net unrealized gain on cash flow hedges, net of taxes	—	19
Net unrealized (loss) on available for sale investments, net of taxes	(189)	—

Comprehensive (loss) income	$(15,833)	$4,499

7. Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations for each month are remeasured at the prior month’s balance sheet rate which approximates the average exchange rates for the month. To manage its exposure to foreign currency exchange rate fluctuations, the Company previously entered into derivative financial instruments, including hedges. The ineffective portion of the gain or loss on derivative instruments that are designated and qualify as cash flow hedges are immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized into earnings. During the three months ended March 31, 2009, the Company reported foreign currency loss from remeasurement of $75, compared to a gain from remeasurement and hedging activity of $180 during the three months ended March 31, 2008.

As of March 31, 2009 the company had no forward currency contracts outstanding. As of March 31, 2008, the Company had forward currency contracts outstanding totaling $1,530.

8. Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	March 31, 2009	December 31, 2008
Inventories, net:
Raw materials	$22,056	$27,013
Work-in-process	35,926	43,025
Finished goods	30,525	38,222

	$88,507	$108,260

9. Property, Plant and Equipment

Property, plant and equipment for operations consisted of the following:

	March 31, 2009	December 31, 2008
Land	$15,668	$15,668
Buildings	89,379	89,361
Leasehold improvements	9,011	8,856
Machinery and equipment	363,486	357,367
Furniture and fixtures	5,832	5,799
Computer equipment and software	34,469	34,187
Assets in process	41,422	35,041

	559,267	546,279
Accumulated depreciation	(291,036)	(282,029)

	$268,231	$264,250

For the three months ended March 31, 2009 and 2008, the Company incurred depreciation expense of $9,934 and $7,061, respectively. As of March 31, 2009, the Company had $4,023 of land classified as available for sale.

10. Other Acquisition-Related Intangible Assets

Information regarding the Company’s acquisition-related intangible assets is as follows:

	Useful Life (Years)	March 31, 2009			December 31, 2008
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents, trademarks and other	2 -10	43,707	12,563	31,144	44,181	11,286	32,895

Total intangible assets		$43,707	$12,563	$31,144	$44,181	$11,286	$32,895

Amortization expense of amortizing intangible assets was $1,277 and $264 for the three months ended March 31, 2009 and 2008, respectively.

11. Bank Line

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

Outstanding amounts are due in full on the maturity date of June 27, 2010, subject to a one-year extension at the Company’s option and with the Lender’s consent. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable. At March 31, 2009 and December 31, 2008, the Company had no amounts outstanding under the Agreement.

12. Stock-Based Compensation

Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2009 and 2008 was $3,144 and $2,401, respectively, which consisted of stock-based compensation expense related to unvested grants of employee stock options and the Company’s 2007 Employee Stock Purchase Program. The table below summarizes the stock-based compensation expense for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Stock-based compensation expense:
Cost of goods sold	$648	$986

Total in cost of goods sold	648	986
Research, development and engineering	1,298	502
Selling, general and administrative	1,198	913

Total in operating expenses	2,496	1,415

Total in income from operations	$3,144	$2,401

Stock Option Plans

The following summarizes the Company’s stock option transactions for the three months ended March 31, 2009:

	Three months ended March 31, 2009
	Shares	Weighted- average exercise price per share
Outstanding at the beginning of the period	29,851	$9.36
Granted	4,485	2.17
Exercised	—	—
Forfeitures	(258)	9.57

Outstanding at the end of the period	34,078	$8.41

13. Income Taxes

During the three months ended March 31, 2009 and 2008, the Company recorded net income tax (benefit)/expense from continuing operations of $(766) and $458, respectively. The 2009 net tax benefit was primarily associated with the release of a FIN 48 liability due to the expiration of the statute of limitations. The 2008 net tax expense was primarily associated with estimated taxes from the Company’s foreign entities. The Company’s income tax liability recorded on its condensed consolidated balance sheets relates primarily to management’s estimate of the income tax expense in the jurisdictions in which the Company has operations.

No provision has been made for the U.S, state or additional foreign income taxes related to approximately $99,041 of undistributed earnings of foreign subsidiaries which have been, or are, intended to be permanently reinvested.

The Company expects to receive an 89% income tax exemption in 2009 due to agreements with the Costa Rican government that grant a 50% income tax exemption through March 24, 2009 and a 100% exemption thereafter. Full exemption from Costa Rican income tax is expected through March 2017, subject to the Company meeting certain employment and investment requirements.

14. Commitments and Contingencies

Legal Matters

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of the Company, against certain of the Company’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that the Company failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in the Company’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on or about May 25, 2007. On July 23, 2007, the Company and the individual defendants filed separate motions for the dismissal of all claims in each case with the District Court for the District of Oregon. On September 28, 2007, the plaintiffs filed a consolidated opposition to the motions for the dismissal of all claims in each case. On October 26, 2007, the Company and the individual defendants filed separate reply briefs in support of their motions for the dismissal of all claims in each case. On March 13, 2008, the Court granted motions for dismissal, but indicated that plaintiffs could amend their complaint to address the grounds on which the Court based the dismissal. On March 28, 2008, the plaintiffs filed an amended complaint pursuant to the Court’s ruling on the motions for dismissal. Defendants filed an answer to the amended complaint on September 29, 2008. No trial date has been set. The Company believes the claim lacks merit and does not believe it is probable that losses related to the litigation described above have occurred.

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

Prior to filing the quarterly report on Form 10-Q for the quarter ended September 30, 2006, the Company conducted an extensive review of its option granting practices. Accordingly, the Company concluded that no backdating had occurred with respect to its option grants and that the Company’s prior disclosures regarding its option grants were not incorrect. The Company remains current in its reporting under the Securities Exchange Act of 1934, as amended.

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

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The discussion in this Report contains forward-looking statements including statements regarding fundamental drivers of long-term growth in the handset market, functional price erosion in the handset market, continued government funding, participation in government programs and expansion of programs in the future, projected working capital and capital expenditures, potential investment needs, and other statements preceded by terminology such as “believes,” “continue,” “could,” “estimates,” “expects,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking statements made below, including, but not limited to, those related to expected demand and growth in the wireless handset, broadband, base station, networks, networking and defense & aerospace markets; changes in our critical accounting estimates; the reasonableness of our estimates; the ability to enter into defense & aerospace contracts; our ability to meet our revenue guidance and penetrate our market; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; expected capital expenditures and other factors and risks referenced in Item 1A of Part II of this report entitled “Risk Factors.”. In addition, historical information should not be considered an indicator of future performance.

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

Overview

We are a supplier of high performance modules, components and foundry services for communications applications. Our focus is on the specialized expertise, materials and know-how of RF and other high and intermediate frequency applications. We enjoy diversity in our markets, applications, products, technology and customer base. Our products are designed on various wafer substrates, including compound semiconductor materials such as gallium arsenide (“GaAs”), gallium nitride on silicon carbide (“GaN”), and piezoelectric crystals such as LiTaO3. We use a variety of process technologies using GaAs substrates including heterojunction bipolar transistors (“HBT”) and pseudomorphic high electron mobility transistors (“pHEMT”). Using various other substrates we also manufacture surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”) products. Using these materials and our proprietary technology, we believe our products can offer key advantages such as steeper selectivity, lower distortion, higher power and power-added efficiency, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. We believe that these advantages are a tremendous benefit to our customers, which include major communication companies worldwide.

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

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions to applications in the handset, networks and defense & aerospace markets. Our mission is, “Connecting the Digital World to the Global Network™,” and we accomplish this through a diversified product portfolio within the communications and defense & aerospace industries. In the handset market, we primarily provide transmit and power amplifier modules. In the networks markets, we are a supplier of both active GaAs and passive SAW components. We provide the defense & aerospace market with phased-array radar antenna components and in 2005 were chosen to be the prime contractor on a Defense Advanced Research projects Agency (“DARPA”) contract to develop high power wide band amplifiers in GaN, a next generation GaAs-derived technology. Subsequently, we have obtained additional funding from the Office of Naval Research to improve manufacturing methods of producing high-power, high-voltage S-band GaAs amplifiers.

Wafer and semiconductor manufacturing facilities require a significant level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can create an adverse impact on operating results. However, strong demand in 2008 increased equipment requirements in our factory network to the extent that we decided to increase capital expenditures for equipment and increase the capacity of this factory in 2008. We raised capacity through these capital investments adding GaAs fabrication capacity in our Oregon factory and filter capacity in Florida in 2008. During the fourth quarter of 2008 and the first quarter of 2009, demand slowed and as a result, we experienced a corresponding decrease in factory utilization. The lower factory utilization level created downward pressure on gross margins.

We experienced 7% overall revenue growth in the first quarter of 2009 compared to the first quarter of 2008, lead by handset growth of 24%. This handset growth is primarily attributable to strong growth in 3G product revenues with an increase of 206% for the first quarter of 2009 compared to 2008. The current demand for increased RF content required for the higher data rates and increased functionality of 3G handset devices has allowed average selling prices to stabilize. Our opportunity in a 3G phone, which is quad band capable in the GPRS/GSM/EDGE mode and supports 3 bands in the wideband code division multiple access (“WCDMA”) mode, is $6.00 to $8.00 per unit. By comparison, our content for a low cost dual-band GSM/GPRS phone is $0.90 to $1.50 per unit. Typical functional price erosion is 10-15% per year, offset by increasing content. We believe the fundamental drivers of continued long-term growth in the handset market remain solid as the number of new users in developed countries grows and existing users are adopting 3G enabled handsets that offer additional features and functionality compared to a traditional 2G handset. These more sophisticated handsets, sometimes called Smartphones, which incorporate a variety of features, and offer wireless broadband access enabled by 3G technologies, represent one of the fastest growing portions of the handset market. This transition to more sophisticated handsets increases the RF content in each device, increasing our addressable market. Further, China, India and other emerging countries with improving economies are growing the traditional 2G as well as the new 3G market by introducing a new customer base. In the past, however, during times of growing demand we have also experienced significant selling price pressure on some of our highest volume products.

Networks revenue decreased 21% in the first quarter of 2009 compared to 2008 with large declines in most submarkets offset slightly by growth in 3G infrastructure. The decrease was driven by negligible WLAN revenue due to high inventory buildup in the channel in the fourth quarter of 2008 that has not yet cleared. This decrease was partially offset by increases in base station revenue due to the addition of WJ Communications and China’s investment in 3G infrastructure. Our networks market includes products that support the transfer of data at high rates across wireless or wired networks. Our products for this market include those related to base station, wireless client, transport, and emerging markets. Wireless client includes submarkets such as wireless local area networks (“WLANs”), worldwide interoperability for microwaved access (“WiMAX”) and global positioning system (“GPS”). Transport includes submarkets such as cable television, microwave radio, satellite, groundstation, and optical communications. We also support emerging wireless markets such as automotive and radio-frequency identification (“RFID”). We include our multi-market standard products in the emerging markets category. RF content for WLAN has increased as a result of requirements for greater data rates and faster access. Growth of traditional laptops and emergence of WLAN in handsets have created a significant growth opportunity. Additionally, the continued deployment of cellular systems in emerging markets such as India, Africa and in the rest of Asia has driven GSM/GPRS base station transceiver volumes to new record levels.

Revenues from the defense & aerospace market are generally for products in large scale programs with long lead-times. Once a component has been designed into an end-use product for a defense & aerospace application, the same component is generally used during the entire production life of the end-use product. Currently, we are actively engaged with multiple defense & aerospace industry contractors in the development of next-generation phased-array systems and have key design wins in major projects such as the F-35 Joint Strike Fighter (“JSF”) and active electronically scanned array (“AESA”) airborne radar. In addition, in 2005 we entered into a multi-year contract with DARPA to develop high power, wide band amplifiers in GaN. We are currently executing phase III of our DARPA GaN contract which represents approximately $16 million of revenue over 2 years. From the Office of Naval Research, we were awarded a $4.5 million, 2 year contract to advance manufacturing methods in the production of GaAs technologies. We expect to continue to win government funding for advanced technologies in the future and to participate in other large projects such as the B-2 radar upgrade. In 2008, we launched a new family of GaN power amplifier products and PowerBand, a disruptive new technology enabling wide bandwidth with output power and efficiency performance previously restricted to narrow band amplifiers. These products also have crossover application in our aerospace and networks markets. During the first quarter of 2009 we moved into the early stages of production for the F-35 JSF program, following a successful engagement with the F-22 program, now near its end of life.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. While we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates we use are reasonably likely to occur from time to time, which may have a material impact on the presentation of our financial condition and results of operations.

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

Revenue Recognition

We derive revenues primarily from the sale of standard and customer-specific products and foundry services in the handset, networks and defense & aerospace markets. We also receive revenues from non-recurring engineering fees and cost-plus contracts for research and development work, which collectively are approximately 5% of consolidated revenues for any period. Our handset distribution channels include our direct sales staff, manufacturers’ representatives and independent distributors. The majority of our shipments are made directly to our customers. Revenues from the sale of standard and customer-specific products are recognized when title to the product passes to the buyer.

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

Revenues from our distributors are recognized when the product is sold to the distributors. Our distributor agreements provide for selling prices that are fixed at the date of sale, although we offer price protections, which are specific, of a fixed duration and for which we reserve. Further, the distributors are obligated to pay the amount and the price or payment obligation is not contingent on reselling the product. The distributors take title to the product and bear substantially all of the risks of ownership; the distributors have economic substance; and we have no significant obligations for future performance to bring about resale. We can reasonably estimate the amount of future returns. Sales to our distributors were approximately 10% to 15% of our total revenues for the three months ended March 31, 2009 and approximately 15% to 20% for the same period in 2008. We allow our distributors to return products for warranty reasons and give them stock rotation rights, within certain limitations, and reserve for such instances. Customers that are not distributors can only return products for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

For the three months ended March 31, 2009, Futaihua Industrial (Shenzhen) Co Ltd, a sister of company of Foxconn, accounted for 14% of our revenues.

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

In addition, as a result of the sale of our former optoelectronics operations, we received as partial consideration $4.5 million of preferred stock in CyOptics, Inc. (“CyOptics”) and an unsecured promissory note from CyOptics for $5.6 million, that was discounted by $2.3 million to reflect the current market rate for similar debt of comparable companies. CyOptics paid $0.4 million towards the promissory note for the three months ended March 31, 2009 and $0.4 million for the three months ended March 31, 2008. On October 9, 2007, we participated in an additional bridge financing where we purchased $0.5 million of a subordinated convertible promissory note from CyOptics which converted into preferred stock on July 24, 2008. In December 2008, we received a letter of intent from Millennium Partners (“Millennium”) and signed a definitive agreement to sell the preferred stock and debt to Millennium for approximately $3.8 million, inclusive of certain purchase adjustments. On February 13, 2009, we received notice from Millennium indicating that it no longer wished to pursue completion of the purchase of our preferred stock and that it believed it had the right to purchase the note for $1.0 million. We dispute Millennium’s interpretation of the agreement and do not believe any transaction with them is probable. The carrying value of the investments is $2.8 million as of March 31, 2009.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. A significant amount of management judgment is involved in preparing our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation which include federal, state and international tax jurisdictions. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of March 31, 2009, we were not under audit by U.S. income taxing authorities. We have previously concluded federal income tax audits for the U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. A 2004 to 2007 German tax audit of our subsidiary, TriQuint Semiconductor GmbH, was completed, with no adjustments, during the first quarter of 2009. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate estimated liability has been established for potential exposures.

In January 2008, we made a $63.3 million dividend distribution from our Costa Rica subsidiary. Of the $63.3 million dividend, the majority was from previously taxed income with the remainder taxed in 2008 on which a deferred tax liability was established in prior years. No provision has been made for the U.S, state or additional foreign income taxes related to approximately $99.0 million of undistributed earnings of foreign subsidiaries which have been, or are, intended to be permanently reinvested.

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

Significant operating losses in the first quarter of 2009, the years ended 2008, 2005 and prior years, modest earnings levels in other recent years that are highly sensitive to changes in the business environment, instances of missed projections, the cyclical nature of our industry and the recent significant economic uncertainties in the market have been important in concluding that projected future taxable income is too uncertain to be used as justification for the realization of deferred tax assets. For example, the pre-tax loss for the year ended 2008 was below earlier projections. Subsequently, a number of events have made forecasting taxable income even more difficult. The substantial slow down in the world economy has also heightened the risk of a material reduction in business levels. Our customers and competitors have noted similar uncertainties regarding the performance of our industry. In addition, during the second and third quarters of 2008, we added significant capacity and fixed costs to respond to growth in demand, adding more risk to taxable income should sales decline. Finally, our third quarter 2008 earnings were negatively impacted by the unpredictable volatility in platinum pricing which resulted in higher costs that could not be passed on to customers. Our first quarter of 2009 operating loss combined with a highly uncertain economic environment indicates continued need for the valuation reserve.

Stock-Based Compensation

There were no significant changes to our stock-based compensation accounting estimates and assumptions in the three months ended March 31, 2009. Refer to our most recent Annual Report on Form 10-K for a complete description of our stock-based compensation accounting estimates and assumptions.

Results of Operations

The following table sets forth the results of our operations expressed as a percentage of revenues for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Revenues	100.0%	100.0%
Cost of goods sold	80.4	65.4

Gross profit	19.6	34.6
Operating expenses:
Research, development and engineering	19.5	18.0
Selling, general and administrative	14.1	14.6
Loss (gain) on disposal of equipment	0.1	(0.4)

Total operating expenses	33.7	32.2

Operating (loss) income	(14.1)	2.4

Other income (expense):
Interest income	0.3	1.8
Interest expense	(0.3)	(0.0)
Foreign currency (loss) gain	(0.1)	0.1
Recovery of impairment	—	0.1
Other, net	0.4	(0.0)

Total other income, net	0.3	2.0

(Loss) income before income tax	(13.8)	4.4

Income tax (benefit) expense	(0.6)	0.4

Net (loss) income	(13.2)%	4.0%

Three-Month Periods Ended March 31, 2009 and 2008

Revenues from Operations.

Our revenues increased $7.8 million, or 7.0%, to $118.9 million in the first quarter of 2009 compared to $111.1 million in the first quarter of 2008.

Our revenues by end market for the first quarter of 2009 and 2008 were as follows:

(as a % of Total Revenues)	Three Months Ended March 31,
	2009	2008
Handsets	58%	50%
Networks	28%	38%
Defense & aerospace	14%	12%

Total	100%	100%

Handsets

Revenues from the handset market products increased approximately 24% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The revenue increase resulted from a higher volume of sales of our 3G products. Revenues from our WCDMA 3G products increased approximately 206%, in the first quarter of 2009 compared to the first quarter of 2008. These products collectively accounted for 52% of handset revenues for the three months ended March 31, 2009 and 21% of handset revenues for the three months ended March 31, 2008.

The increases in 3G product revenues were partially offset by decreases in revenues from sales of our CDMA and GSM/GPRS products of approximately 12% and 51%, respectively, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The revenues from our CDMA and GSM/GPRS products comprised approximately 41% of total handset revenues in the first quarter of 2009, compared to 73% of total handset revenues in the first quarter of 2008.

Networks

Revenues from the networks market products decreased approximately 21% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily as a result of decreases in our wireless client and transport products. Revenue from wireless client products such as WLAN and broadband wireless access (“BWA”) products decreased 89% and 85%, respectively, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Revenue from transport products such as cable and optical broadband products decreased 40% and 60%, respectively, for the first quarter of 2009, compared to the first quarter of 2008. These decreases were partially offset by increases in revenues of 565% from our basestation products such as WCDMA products for the three months ended March 31, 2009 compared to the three months ended 2008.

Defense & Aerospace

Revenues from our defense & aerospace-related market products increased approximately 23% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. As a percentage of our total revenues, defense & aerospace-related products increased to 14% for the first quarter of 2009 compared to 12% for the first quarter of 2008. The increase in revenue during the first quarter of 2009 compared to the first quarter of 2008 was primarily the result of a 21% increase in radar products revenue and a 74% increase in contract based revenue.

Gross Profit

Our gross profit as a percentage of revenues decreased to 19.6% for the first quarter of 2009, compared to 34.6% for the first quarter of 2008. The decrease in gross profit was a result of a reduction of channel inventory levels which caused lower factory utilization.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses for the first quarter of 2009 increased $3.3 million, or 16.4%, to $23.2 million, from $19.9 million in the first quarter of 2008. The increase in R&D expenses in the first quarter of 2009 compared with the first quarter of 2008 was a result of increases in labor and technical supply costs.

Selling, general and administrative

Selling, general and administrative expenses for the first quarter of 2009 increased $0.5 million, or 3.2%, to $16.8 million, from $16.3 million for the first quarter of 2008. Our selling, general and administrative expenses remained relatively flat in the first quarter of 2009 compared to the first quarter of 2008 due to cost control measures taken during the first quarter of 2009.

Other income (expense), net

In the first quarter of 2009, we recorded net other income of $0.3 million, a decrease of $2.0 million from the $2.3 million recorded for the first quarter of 2008. The change from the prior year was primarily a result of decreased interest income due to lower interest rates and lower cash balances due to the purchase of WJ.

Income tax expense

In the first quarters of 2009, we recorded a net income tax (benefit) of $(0.8) million from the tax expense of $0.5 million recorded for the first quarter of 2008. The change from the prior year was primarily a result of tax expense recorded from foreign entities and reversal of a reserve due to expiration of statute of limitations.

Liquidity and Capital Resources

Liquidity

As of March 31, 2009 our cash, cash equivalents and marketable securities increased $6.2 million, or 7%, to $92.2 million, from $86.1 million as of December 31, 2008. This increase in cash, cash equivalents and marketable securities for the three months ended March 31, 2009 was primarily due to the sale of long-term investments and a decrease in inventories of $19.8 million. The primary use of cash was for capital expenditures.

At March 31, 2009, our net accounts receivable balance increased $1.9 million, or 2%, to $80.3 million, from $78.4 million at December 31, 2008. This increase was primarily a result of shipments that occurred late in the quarter. Our days sales outstanding were 61 days as of March 31, 2009 compared to 48 days as of December 31, 2008.

At March 31, 2009, our net inventory balance decreased $19.8 million, or 18%, to $88.5 million, from $108.3 million at December 31, 2008. Inventory is now at a roughly appropriate level for the business we expect going forward.

At March 31, 2009, our net property, plant and equipment increased $4.0 million, or 2%, to $268.2 million, from $264.3 million at December 31, 2008. The increase was primarily a result of capital expenditures of $11.6 million during the three months ended March 31, 2009, partially offset by depreciation of $9.9 million. The capital expenditures made during the three months ended March 31, 2009 was primarily for equipment to support new products and technologies.

At March 31, 2009 and at December 31, 2008, our accounts payable and accrued expenses remained flat at $69.3 million.

Sources of Liquidity

Our current cash, cash equivalent and short-term investment balances together with cash anticipated to be generated from operations and the balance available on our revolving loan constitute our principal sources of liquidity. We believe these will satisfy our projected working capital and capital expenditure through the next 12 months. The principal risks to these sources of liquidity are lower than expected earnings or capital expenditures in excess of our expectations, in which case we may be required to finance any shortfall through additional equity offerings, debt financings or credit facilities. We may not be able to obtain additional financing or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

There have been no material changes in the disclosure related to our contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Off Balance Sheet Arrangements

As of March 31, 2009, we did not have any off balance sheet arrangements as defined in Regulation S-K Item 303 (a)(4). We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Our investments in cash equivalents are classified as available-for-sale securities and consist of highly rated, short term investments, such as money market funds, in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. In addition, at March 31, 2009, we did not have any investments in auction-rate securities.

The following table shows the fair values of our investments as of March 31, 2009 (in millions):

	Cost	Fair Value
Cash and Cash equivalents (including unrealized gain of less than $0.000)	$55.7	$55.7
Available-for-sale investments (including net unrealized gains of $0.021)	$36.5	$36.6
Long term investments (including net unrealized gains of $0.114)	$6.6	$6.7

Foreign Currency Risk

We are exposed to currency exchange rate fluctuations, because we sell our products internationally and have operations in Costa Rica and Germany. We manage the foreign currency risk of our international sales, purchases of raw materials and equipment by denominating most transactions in U.S. dollars.

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

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that TriQuint failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in TriQuint’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on or about May 25, 2007. On July 23, 2007, we filed separate motions for the dismissal of all claims in each case with the District Court for the District of Oregon. On September 28, 2007, the Plaintiffs filed a consolidated opposition to our motions for the dismissal of all claims in each case. On October 26, 2007, we filed separate reply briefs in support of our motions for the dismissal of all claims in each case. On March 13, 2008, the Court granted us motions for dismissal, but indicated that Plaintiffs could amend their complaint to address the grounds on which the Court based the dismissal. On March 28, 2008, the Plaintiffs filed an amended complaint pursuant to the Court’s ruling on the motions for dismissal. Defendants filed an answer to the amended complaint on September 29, 2008. No trial date has been set. We believe the claim lacks merit and we do not believe it is probable that losses related to the litigation described above have occurred.

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

There have been no material changes to our market risk exposures during the first three months of fiscal 2009. For a discussion on our exposure to market risk, refer to Item 1A, Risk Factors, contained in our 2008 Annual Report on Form 10-K as filed with the SEC on March 2, 2009.

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

TRIQUINT SEMICONDUCTOR, INC.

Dated: May 5, 2009	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: May 5, 2009	By:	/s/ STEVE BUHALY
Steve Buhaly
Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.