Form 10-Q
period 2009-06-27
TRIQUINT SEMICONDUCTOR INC
filed 2009-08-04
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2009

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

As of July 30, 2009, there were 150,595,785 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Revenues	$169,063	$126,957	$288,010	$238,095
Cost of goods sold	114,492	83,042	210,141	155,734

Gross profit	54,571	43,915	77,869	82,361
Operating expenses:
Research, development and engineering	27,467	21,664	50,689	41,607
Selling, general and administrative	19,851	18,758	36,659	35,039
In-process research and development	—	1,400	—	1,400
Settlement of lawsuit	2,950	—	2,950	—
Loss (gain) on disposal of equipment	4	16	8	(417)

Total operating expenses	50,272	41,838	90,306	77,629

Income (loss) from operations	4,299	2,077	(12,437)	4,732

Other (expense) income:
Interest income	199	1,115	541	3,116
Interest expense	(224)	(10)	(542)	(14)
Foreign currency (loss) gain	(38)	399	(113)	579
Recovery of impairment	—	—	—	105
Other, net	53	18	430	19

Total other (expense) income, net	(10)	1,522	316	3,805

Income (loss) before income tax	4,289	3,599	(12,121)	8,537
Income tax expense (benefit)	386	235	(380)	693

Net income (loss)	$3,903	$3,364	$(11,741)	$7,844

Net income (loss) per common share:
Basic	$0.03	$0.02	$(0.08)	$0.05
Diluted	$0.03	$0.02	$(0.08)	$0.05
Common equivalent shares:
Basic	148,063	143,712	147,721	143,332
Diluted	149,882	146,888	147,721	145,761

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 27, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,336	$50,773
Investments in marketable securities	40,094	35,304
Accounts receivable, net	107,319	78,419
Inventories, net	88,226	108,260
Prepaid expenses	5,109	5,624
Other current assets	20,362	17,775

Total current assets	320,446	296,155
Property, plant and equipment, net	265,066	264,250
Intangible assets, net	29,885	32,895
Other noncurrent assets, net	9,488	25,077

Total assets	$624,885	$618,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,132	$37,819
Accrued payroll	19,061	18,737
Other accrued liabilities	14,562	12,775

Total current liabilities	78,755	69,331
Long-term liabilities:
Long-term income tax liability	9,714	10,676
Other long-term liabilities	10,336	12,294

Total liabilities	98,805	92,301
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $.001 par value, 600,000,000 shares authorized, 149,780,149 and 147,355,994 shares issued and outstanding at June 27, 2009 and December 31, 2008, respectively	150	147
Additional paid-in capital	533,537	521,613
Accumulated other comprehensive income	796	978
(Accumulated deficit) retained earnings	(8,403)	3,338

Total stockholders’ equity	526,080	526,076

Total liabilities and stockholders’ equity	$624,885	$618,377

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 27, 2009	June 28, 2008
Cash flows from operating activities:
Net (loss) income	$(11,741)	$7,844
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,637	15,264
Stock-based compensation expense	6,538	5,178
Write-off of in process research and development	—	1,400
Settlement of lawsuit	2,950	—
Other	8	(359)

Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(28,900)	(669)
Inventories, net	20,503	(32,011)
Other assets	(3,520)	(8,221)
Accounts payable and accrued expenses	7,691	22,536

Net cash provided by operating activities	16,166	10,962

Cash flows from investing activities:
Purchase of available-for-sale investments	(38,038)	(22,149)
Maturity/sale of available-for-sale investments	48,925	2,500
Proceeds from sale of assets	—	388
Other	678	746
Business acquisition, net of cash acquired (Note 4)	—	(61,462)
Capital expenditures	(24,137)	(45,535)

Net cash used in investing activities	(12,572)	(125,512)

Cash flows from financing activities:
Subscription/issuance of common stock, net	4,969	7,364

Net cash provided by financing activities	4,969	7,364

Net increase (decrease) in cash and cash equivalents	8,563	(107,186)
Cash and cash equivalents at beginning of period	50,773	203,501

Cash and cash equivalents at end of period	$59,336	$96,315

Supplemental disclosures:
Cash paid for income taxes	$650	$797

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

2. Recent Accounting Pronouncements

In May 2009, the FASB issued Statement (“SFAS”) No. 165, “Subsequent Events,” which establishes standards of accounting and reporting for events occurring after the balance sheet date but before financial statements are issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. The effective date of SFAS 165 is for annual and interim periods ending after June 15, 2009, which for the Company is the second quarter of 2009. The Company has evaluated subsequent events for disclosure and recognition after the balance sheet date of June 28, 2009 through August 4, 2009, the date the financial statements were issued.

Also in June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”), along with rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. Although the Codification does not change GAAP, it substantially reorganizes the literature, which will require enterprises to revise GAAP references contained in financial statement disclosures. The effective date of SFAS 168 is for interim and annual periods ending after September 15, 2009, which for the Company is the third quarter of 2009. The Company does not expect the adoption of SFAS 168 to have a material effect on its financial statements.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

		Fair Value Measurements as of June 27, 2009
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents—money market funds	$59,336	$59,336	$59,336	$—	$—
Short-term—marketable securities	40,094	40,094	7,384	32,710	—

Total	$99,430	$99,430	$66,720	$32,710	$—

The instruments classified as Level 1 are measured at fair value using statement value and quoted market prices. The investments classified as Level 2 were valued using quoted prices for similar instruments in markets that are not active since identical instruments were not available. At June 27, 2009, the Company did not have any investments in auction-rate securities.

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

The results of operations for the WJ business are included in the Company’s consolidated statements of operations for the period from May 23, 2008 through June 27, 2009. The following unaudited pro forma consolidated information gives effect to the acquisition of WJ as if it had occurred on January 1, 2008 after giving effect to certain adjustments, including the amortization of intangible assets, interest income, and tax adjustments, and assumes the purchase price has been allocated to assets and purchased liabilities assumed based on values at the date of purchase. Results may not be indicative of future operating results.

Proforma results of operations (unaudited)	Three Months Ended June 27, 2008	Six Months Ended June 27, 2008
Revenue	$132,294	$253,685
Net loss	190	138
Basic EPS	0.00	0.00
Diluted EPS	0.00	0.00

In accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” the Company committed to a restructuring plan to consolidate facilities in San Jose and China and to reduce certain redundant positions in the WJ operations as a result of the acquisition. The consolidation of the facilities and the reduction of personnel were substantially complete by the end of the second quarter of 2009. The plan to consolidate facilities includes partial abandonment of the San Jose facility and full abandonment of the China leases. The China and San Jose leases expire in 2009 and 2011, respectively. Payments related to this restructuring are expected to be complete by 2011. During the six months ended June 27, 2009, the Company revised its future payments relating to the San Jose lease and accordingly recorded a reduction to the future liability of $534.

The following table summarizes the charges taken as part of the restructuring plan:

	Personnel	Lease abandonment costs	Total
Balance at May 22, 2008	$3,859	$11,148	$15,007
Payments	(2,194)	(2,248)	(4,442)
Accretion	—	310	310

Balance at December 31, 2008	$1,665	$9,210	$10,875
Payments	(1,554)	(1,961)	(3,515)
Accretion	—	222	222
Change in estimate	—	(534)	(534)

Balance at June 27, 2009	$111	$6,937	$7,048

5. Net Income (Loss) Per Share

Net income (loss) per share is presented as basic and diluted net income (loss) per share. Basic net income (loss) per share is net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net loss is net loss available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net income per share is similar to basic net income per share, except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect.

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Shares for net income (loss) per share:
Weighted-average shares outstanding—Basic	148,063	143,712	147,721	143,332
Dilutive securities	1,819	3,176	—	2,429

Weighted-average shares outstanding—Diluted	149,882	146,888	147,721	145,761

For the three and six months ended June 27, 2009, options totaling 25,544 and 33,855 shares, respectively, were excluded from the calculation as their effect would have been antidilutive. For the three and six months ended June 28, 2008, options and other exercisable convertible securities totaling 11,212 and 10,889 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

6. Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net income (loss)	$3,903	$3,364	$(11,741)	$7,844
Other comprehensive income (loss):
Net unrealized gain on cash flow hedges	—	153	—	134
Net unrealized gain (loss) on available for sale investments	7	(88)	(182)	(88)

Comprehensive income (loss)	$3,910	$3,429	$(11,923)	$7,890

7. Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations for each month are remeasured at the prior month’s balance sheet rate which approximates the average exchange rates for the month. To manage its exposure to foreign currency exchange rate fluctuations, the Company previously entered into derivative financial instruments including hedges until the three months ended September 27, 2008. The ineffective portion of the gain or loss on derivative instruments that are designated and qualify as cash flow hedges are immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized into earnings. During the three and six months ended June 27, 2009, the Company reported foreign currency loss from remeasurement of $38 and $113, respectively, compared to a gain from remeasurement and hedging activity of $399 and $579, respectively during the three and six months ended June 28, 2008.

As of June 27, 2009 the company had no forward currency contracts outstanding. As of June 28, 2008, the Company had forward currency contracts outstanding totaling $1,612.

8. Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	June 27, 2009	December 31, 2008
Inventories, net:
Raw materials	$22,481	$27,013
Work-in-process	39,368	43,025
Finished goods	26,377	38,222

	$88,226	$108,260

9. Property, Plant and Equipment

Property, plant and equipment for operations consisted of the following:

	June 27, 2009	December 31, 2008
Land	$15,668	$15,668
Buildings	89,379	89,361
Leasehold improvements	9,690	8,856
Machinery and equipment	369,762	357,367
Furniture and fixtures	5,867	5,799
Computer equipment and software	35,093	34,187
Assets in process	38,361	35,041

	563,820	546,279
Accumulated depreciation	(298,754)	(282,029)

	$265,066	$264,250

For the three and six months ended June 27, 2009, the Company incurred depreciation expense of $10,167 and $20,101, respectively. For the three and six months ended June 28, 2008, the Company incurred depreciation expense of $7,336 and $14,397, respectively. As of June 27, 2009 the Company had $4,023 of excess land classified as available for sale. The land consists of 17.25 undeveloped acres in Hillsboro, Oregon and is currently listed for sale.

10. Other Acquisition-Related Intangible Assets

Information regarding the Company’s acquisition-related intangible assets is as follows:

	Useful Life (Years)	June 27, 2009			December 31, 2008
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents, trademarks and other	2 -10	43,707	13,822	29,885	44,181	11,286	32,895

Total intangible assets		$43,707	$13,822	$29,885	$44,181	$11,286	$32,895

Amortization expense of amortizing intangible assets was $1,259 and $2,536 for the three and six months ended June 27, 2009 respectively. During the three and six months ended June 28, 2008, amortization expense of amortizing intangible assets was $603 and $867, respectively.

11. Bank Line

On June 27, 2008, the Company and Bank of America, N.A. (the “Lender”) entered into a Credit Agreement (the “Agreement”). The Agreement provides the Company with a two-year unsecured revolving credit facility of $50,000.

Borrowings under the Agreement bear interest in two possible ways, at the election of the Company. The Company pays interest at an amount equal to the sum of a rate per annum calculated from the British Bankers Association LIBOR rate plus a designated percentage per annum (the “Applicable Rate.”) The Applicable Rate is based on the Company’s consolidated total leverage ratio (as defined in the Agreement) and is subject to a floor of 1.25% per annum and a cap of 1.75% per annum. Alternatively, the Company may pay interest at a rate equal to the higher of the federal funds rate plus  1/2 % and the prime rate of the Lender plus the Applicable Rate. The interest payment date (as defined in the Agreement) varies based on the type of loan but generally is either quarterly or a specified period of every one, two or three months.

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

Outstanding amounts are due in full on the maturity date of June 27, 2010, subject to a one-year extension at the Company’s option and with the Lender’s consent. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable. At June 27, 2009 and December 31, 2008, the Company had no amounts outstanding under the Agreement.

12. Stock-Based Compensation

Stock-based compensation expense recognized under SFAS No. 123(R) consists of stock-based compensation expense related to unvested grants of employee stock options and the Company’s 2007 Employee Stock Purchase Program. The table below summarizes the stock-based compensation expense for the three and six months ended June 27, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Stock-based compensation expense:
Cost of goods sold	$615	$1,099	$1,263	$2,085

Total in cost of goods sold	615	1,099	1,263	2,085
Research, development and engineering	1,503	586	2,801	1,089
Selling, general and administrative	1,277	1,091	2,474	2,004

Total in operating expenses	2,780	1,677	5,275	3,093

Total in income from operations	$3,395	$2,776	$6,538	$5,178

Stock Option Plans

The following summarizes the Company’s stock option transactions for the six months ended June 27, 2009:

	Six months ended June 27, 2009
	Shares	Weighted- average exercise price per share
Outstanding at the beginning of the period	29,851	$9.36
Granted	4,784	2.27
Exercised	(82)	3.88
Forfeitures	(698)	7.09

Outstanding at the end of the period	33,855	$8.42

13. Income Taxes

During the three and six months ended June 27, 2009, the Company recorded net income tax expense (benefit) from continuing operations of $386 and $(380), respectively. The second quarter net tax expense was primarily associated with estimated taxes from the Company’s foreign entities. The net tax benefit for the six months ended June 27, 2009 was primarily associated with the release of a FIN 48 liability due to the expiration of the statute of limitations offset by tax expense recorded from foreign entities. The Company’s income tax liability recorded on its condensed consolidated balance sheets relates primarily to management’s estimate of the income tax expense in the jurisdictions in which the Company has operations.

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

14. Commitments and Contingencies

Legal Matters

On July 23, 2009, the Company filed a complaint in the United States District Court for the District of Arizona against Avago Technologies Limited, Avago Technologies U.S., and Avago Technologies Wireless IP (collectively, “Avago”). Avago sent letters to the Company’s customers advising them that Avago owns certain U.S. patents (“Avago patents”) identified in the letter. Avago’s letters further stated that Avago has not licensed its patents to any competitors, and that if customers purchase certain radio frequency products from suppliers other than Avago, they will not be protected against Avago’s patents. The Company’s complaint seeks a declaration that the Avago patents are invalid and that no TriQuint products infringe them. The Company’s complaint also alleges that certain Avago products infringe on certain of TriQuint’s U.S. patents. Avago has not yet filed an answer to the Company’s complaint.

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of the Company, against certain of the Company’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that the Company failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in the Company’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on or about May 25, 2007. On July 23, 2007, the Company and the individual defendants filed separate motions for the dismissal of all claims in each case with the District Court for the District of Oregon. On September 28, 2007, the plaintiffs filed a consolidated opposition to the motions for the dismissal of all claims in each case. On October 26, 2007, the Company and the individual defendants filed separate reply briefs in support of their motions for the dismissal of all claims in each case. On March 13, 2008, the Court granted motions for dismissal, but indicated that plaintiffs could amend their complaint to address the grounds on which the Court based the dismissal. On March 28, 2008, the plaintiffs filed an amended complaint pursuant to the Court’s ruling on the motions for dismissal. Defendants filed an answer to the amended complaint on September 29, 2008. The parties to this action have negotiated a preliminary settlement agreement, which the Company expects to be memorialized in a Stipulation of Settlement submitted to the Court during the third quarter of 2009. The anticipated settlement of $2,950 has been recorded in the results of operations for the three months ended June 27, 2009. The parties are expected to move the Court for preliminary approval of the settlement, which, if granted, will be followed by notice of the proposed settlement to TriQuint stockholders, and a Settlement Hearing at which the Court will determine if the terms of the settlement are fair, reasonable, adequate, and in the best interests of TriQuint and current TriQuint stockholders.

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

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The discussion in this Report contains forward-looking statements including statements regarding fundamental drivers of long-term growth in the handset market, functional price erosion in the handset market, continued government funding, participation in government programs and expansion of programs in the future, future acquisitions or investments in strategic partners, projected working capital and capital expenditures, potential investment needs, and other statements preceded by terminology such as “believes,” “continue,” “could,” “estimates,” “expects,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. In addition, historical information should not be considered an indicator of future performance.

A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking statements made below, including, but not limited to, those related to expected demand and growth in the wireless handset, broadband, base station, networks, networking and defense & aerospace markets; changes in our critical accounting estimates; the reasonableness of our estimates; the ability to enter into defense & aerospace contracts; our ability to meet our revenue guidance and penetrate our market; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; expected capital expenditures and other factors and risks referenced in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In addition, historical information should not be considered an indicator of future performance.

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

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions to applications in the handset, networks and defense & aerospace markets. Our mission is, “Connecting the Digital World to the Global Network™,” and we accomplish this through a diversified product portfolio within the communications and defense & aerospace industries. In the handset market, we primarily provide transmit and power amplifier modules. In the networks markets, we are a supplier of both active GaAs and passive SAW components. We provide the defense & aerospace market with phased-array radar antenna components and in 2005 were chosen to be the prime contractor on a Defense Advanced Research Projects Agency (“DARPA”) contract to develop high power wide band amplifiers in GaN, a next generation GaAs-derived technology. Subsequently, we have obtained additional funding from DARPA and other government and defense industry sources for development of future generation materials and technologies.

Wafer and semiconductor manufacturing facilities require a significant level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can create an adverse impact on operating results. During the fourth quarter of

2008 and the first quarter of 2009, demand slowed and as a result, we experienced a corresponding decrease in factory utilization which created downward pressure on gross margins. Demand increased in the second quarter of 2009 resulting in an increase in factory utilization which improved gross margins. The increase in gross margins was offset by inefficiencies associated with the high sequential growth in the second quarter of 2009 after the low demand in the first quarter of 2009 and the ramping of our new BAW filter line.

We experienced 33% overall revenue growth in the second quarter of 2009 compared to the second quarter of 2008, lead by handset growth of 77% and defense & aerospace growth of 41%. The handset growth is primarily attributable to strong growth in 3G and EDGE product revenues with an increase of 195% for the second quarter of 2009 compared to 2008. We produce a highly integrated transmit modules built using our copper flip interconnect technology which allows us to build small, robust and power efficient solutions. The current demand for increased RF content required for the higher data rates and increased functionality of 3G handset devices has allowed average selling prices to stabilize. Our opportunity in a 3G phone, which is quad band capable in the GPRS/GSM/EDGE mode and supports 3 bands in the wideband code division multiple access (“WCDMA”) mode, is $6.00 to $8.00 per unit. By comparison, our content for a low cost dual-band GSM/GPRS phone is $0.90 to $1.50 per unit. Typical functional price erosion is 10-15% per year, offset by increasing content. We believe the fundamental drivers of continued long-term growth in the handset market remain solid as the number of new users in developed countries grows and existing users are adopting 3G enabled handsets that offer additional features and functionality compared to a traditional 2G handset. These more sophisticated handsets, sometimes called Smartphones, which incorporate a variety of features, and offer wireless broadband access enabled by 3G technologies, represent one of the fastest growing portions of the handset market. This transition to more sophisticated handsets increases the RF content in each device, increasing our addressable market. Further, China, India and other emerging countries with improving economies are growing the traditional 2G as well as the new 3G market by introducing a new customer base. In the past, however, during times of growing demand we have also experienced significant selling price pressure on some of our highest volume products.

Networks revenue decreased 27% in the second quarter of 2009 compared to 2008 with large declines in most submarkets offset slightly by growth in 3G infrastructure. The decrease was primarily driven by a decline in WLAN revenue due to high inventory buildup in the channel in the third quarter of 2008 that cleared in the second quarter of 2009 with shipments of WLAN products resuming late in the second quarter. This decrease was partially offset by increases in revenue from point-to-point radio and 3G basestation products. Revenue from our networks submarkets are gradually recovering from the softness in the fourth quarter of 2008 and first quarter of 2009 when companies delayed build outs and capital purchases due to the economic conditions. Our networks market includes products that support the transfer of data at high rates across wireless or fixed line networks. Our products for this market include those related to base station, wireless client, transport, and emerging markets. Wireless client includes submarkets such as wireless local area networks (“WLANs”), worldwide interoperability for microwaved access (“WiMAX”) and global positioning system (“GPS”). Transport includes submarkets such as cable, microwave radio, satellite, groundstation, and optical communications. We also support emerging wireless markets such as automotive and radio-frequency identification (“RFID”). We include our multi-market standard products in the emerging markets category.

Revenues from the defense & aerospace market are generally for products in large scale programs with long lead-times. Once a component has been designed into an end-use product for a defense & aerospace application, the same component is generally used during the entire production life of the end-use product. Currently, we are actively engaged with multiple defense & aerospace industry contractors in the development of next-generation phased-array systems and have key design wins in major projects such as the F-35 Joint Strike Fighter (“JSF”) and Active Electronically Scanned Array (“AESA”) airborne radar. In addition, in 2005 we entered into a multi-year contract with DARPA to develop high power, wide band amplifiers in GaN. We are currently executing phase III of our DARPA GaN contract which represents approximately $16 million of revenue over 2 years. From the Office of Naval Research, we were awarded a $4.5 million, 2 year contract to advance manufacturing methods in the production of GaAs technologies. We expect to continue to win government funding for advanced technologies in the future and to participate in other large projects such as the B-2 radar upgrade. In 2008, we launched a new family of GaN power amplifier products and PowerBand, a disruptive new technology enabling wide bandwidth with output power and efficiency performance previously restricted to narrow band amplifiers. These products also have crossover application in our aerospace and networks markets. During the second quarter of 2009 we received increased contract-based revenue for research sponsored by the US government and defense industry as compared to the same period in 2008 when we saw a pause in funding between phases of a major program.

On an ongoing basis, we review acquisition and investment opportunities that would strengthen our product lines, expand our market presence and complement our technologies. We will continue to evaluate strategic opportunities available to us and we may pursue product, technology or business acquisitions or investments in strategic partners.

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

Revenue Recognition

We derive revenues primarily from the sale of standard and customer-specific products and foundry services in the handset, networks and defense & aerospace markets. We also receive revenues from non-recurring engineering fees and cost-plus contracts for research and development work, which collectively are between 5% and 10% of consolidated revenues for any period. Our handset distribution channels include our direct sales staff, manufacturers’ representatives and independent distributors. The majority of our shipments are made directly to our customers. Revenues from the sale of standard and customer-specific products are recognized when title to the product passes to the buyer.

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

Revenues from our distributors are recognized when the product is sold to the distributors. Our distributor agreements provide for selling prices that are fixed at the date of sale, although we offer price protections, which are specific, of a fixed duration and for which we reserve. Further, the distributors are obligated to pay the amount and the price or payment obligation is not contingent on reselling the product. The distributors take title to the product and bear substantially all of the risks of ownership; the distributors have economic substance; and we have no significant obligations for future performance to bring about resale. We can reasonably estimate the amount of future returns. Sales to our distributors were less than 10% of our total revenues for the three and six months ended June 27, 2009 and approximately 20% for the same period in 2008. We allow our distributors to return products for warranty reasons and give them stock rotation rights, within certain limitations, and reserve for such instances. Customers that are not distributors can only return products for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

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

In addition, as a result of the sale of our former optoelectronics operations, we received as partial consideration $4.5 million of preferred stock in CyOptics, Inc. (“CyOptics”) and an unsecured promissory note from CyOptics for $5.6 million, that was discounted by $2.3 million to reflect the current market rate for similar debt of comparable companies. CyOptics paid $0.7 million towards the promissory note for the six months ended June 27, 2009 and $0.9 million for the six months ended June 28, 2008. On October 9, 2007, we participated in an additional bridge financing where we purchased $0.5 million of a subordinated convertible promissory note from CyOptics which converted into preferred stock on July 24, 2008. In December 2008, we received a letter of intent from Millennium Partners (“Millennium”) and signed a definitive agreement to sell the preferred stock and debt to Millennium for approximately $3.8 million, inclusive of certain purchase adjustments. On February 13, 2009, we received notice from Millennium indicating that it no longer wished to pursue completion of the purchase of our preferred stock and that it believed it had the right to purchase the note for $1.0 million. We dispute Millennium’s interpretation of the agreement and do not believe any transaction with them is probable. The carrying value of the investments is $2.4 million as of June 27, 2009.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. A significant amount of management judgment is involved in preparing our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation which include federal, state and international tax jurisdictions. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of June 27, 2009, we were not under audit by U.S. income taxing authorities. We have previously concluded federal income tax audits for the U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. During the first quarter of 2009, a 2004 to 2007 German tax audit of our subsidiary, TriQuint Semiconductor GmbH, was completed, with no adjustments. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate estimated liability has been established for potential exposures.

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

Stock-Based Compensation

There were no significant changes to our stock-based compensation accounting estimates and assumptions in the three and six months ended June 27, 2009. Refer to our most recent Annual Report on Form 10-K for a complete description of our stock-based compensation accounting estimates and assumptions.

Results of Operations

The following table sets forth the results of our operations expressed as a percentage of revenues for the three and six months ended June 27, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.7	65.4	73.0	65.4

Gross profit	32.3	34.6	27.0	34.6
Operating expenses:
Research, development and engineering	16.3	17.1	17.6	17.5
Selling, general and administrative	11.8	14.8	12.7	14.7
In-process research and development	—	1.1	—	0.6
Settlement of lawsuit	1.7	—	1.0	—
Loss (gain) on disposal of equipment	0.0	0.0	0.0	(0.2)

Total operating expenses	29.8	33.0	31.3	32.6

Income (loss) from operations	2.5	1.6	(4.3)	2.0

Other (expense) income:
Interest income	0.1	0.9	0.2	1.3
Interest expense	(0.1)	(0.0)	(0.2)	(0.0)
Foreign currency (loss) gain	(0.0)	0.3	(0.0)	0.2
Recovery of impairment	—	—	—	0.1
Other, net	0.0	0.0	0.1	0.0

Total other (expense) income, net	(0.0)	1.2	0.1	1.6

Income (loss) before income tax	2.5	2.8	(4.2)	3.6
Income tax expense (benefit)	0.2	0.2	(0.1)	0.3

Net income (loss)	2.3%	2.6%	(4.1)%	3.3%

Three Months Ended June 27, 2009 and June, 28, 2008

Revenues from Operations.

Our revenues increased $42.1 million, or 33%, to $169.1 million in the second quarter of 2009 compared to $127.0 million in the second quarter of 2008.

Our revenues by end market for the second quarter of 2009 and 2008 were as follows:

(as a % of Total Revenues)	Three Months Ended
	June 27, 2009	June 28, 2008
Handsets	65%	48%
Networks	23	41
Defense & aerospace	12	11

Total	100%	100%

Handsets

Revenues from the handset market products increased approximately 77% for the three months ended June 27, 2009 compared to the three months ended June 28, 2008. The revenue increase resulted from a higher volume of sales of our 3G products. Revenues from our WCDMA/EDGE 3G products increased approximately 195%, in the second quarter of 2009 compared to the second quarter of 2008. These products collectively accounted for 57% of handset revenues for the three months ended June 27, 2009 and 34% of handset revenues for the three months ended June 28, 2008. Revenues from our CDMA products increased approximately 42% in the second quarter of 2009 compared to the second quarter of 2008. These products accounted for 27% of handset revenues in the second quarter of 2009 compared with 33% of handset revenues in the second quarter of 2008.

The increases in 3G product revenues were partially offset by decreases in revenues from sales of our GSM/GPRS products of approximately 29%, for the three months ended June 27, 2009 compared to the three months ended June 28, 2008. The revenues from our GSM/GPRS products comprised approximately 11% of total handset revenues in the second quarter of 2009, compared to 28% of total handset revenues in the second quarter of 2008.

Networks

Revenues from the networks market products decreased approximately 27% for the three months ended June 27, 2009 compared to the three months ended June 28, 2008, primarily as a result of decreases in our wireless client and transport products. Revenue from wireless client products such as WLAN and broadband wireless access (“BWA”) products decreased 68% and 76%, respectively, in the three months ended June 27, 2009 compared to the three months ended June 28, 2008. Revenue from transport products such as cable and optical broadband products decreased 50% and 46%, respectively, for the second quarter of 2009, compared to the second quarter of 2008.

Defense & Aerospace

Revenues from our defense & aerospace-related market products increased approximately 41% for the three months ended June 27, 2009 compared to the three months ended June 28, 2008. The increase in revenue during the second quarter of 2009 compared to the second quarter of 2008 was primarily the result of an 18% increase in radar products revenue and a 402% increase in contract based revenue.

Gross Profit

Our gross profit as a percentage of revenues decreased to 32% for the second quarter of 2009, compared to 35% for the second quarter of 2008. The decrease in gross profit margin was primarily due to a change in the product mix to more handset revenue which have lower gross margins and less network revenue which have higher gross margins, inefficiencies associated with high sequential growth and the ramping of our new BAW filter line.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses for the second quarter of 2009 increased $5.8 million, or 27%, to $27.5 million, from $21.7 million in the second quarter of 2008. Research, development and engineering expenses increased primarily due to an increase in labor costs and a full quarter of WJ operations.

Selling, general and administrative

Selling, general and administrative expenses for the second quarter of 2009 increased $1.1 million, or 6%, to $19.9 million, from $18.8 million for the second quarter of 2008. Our selling, general and administrative expenses increase was due to an increase in labor costs.

Settlement of lawsuit

The anticipated settlement of the derivative lawsuit of $2.95 million resulted from a negotiated settlement between the parties.

Other income (expense), net

In the second quarter of 2009, net other income decreased $1.5 million from the second quarter of 2008. The change from the prior year was primarily a result of decreased interest income of $0.9 million due to a decrease in interest rates.

Income tax expense

In the second quarter of 2009, we recorded a net income tax expense of $0.4 million, an increase from the $0.2 million recorded for the second quarter of 2008. The change from the prior year was primarily a result of an increase in tax expense recorded from foreign entities.

Six Months Ended June 27, 2009 and June, 28, 2008

Revenues increased $49.9 million, or 21%, to $288.0 million for the six months ended June 27, 2009 as compared to $238.1 million for the six months ended June 28, 2008. Our revenues by end market for the six months ended June 27, 2009 and June 28, 2008 were as follows:

(as a % of Total Revenues)	Six Months Ended
	June 27, 2009	June 28, 2008
Handsets	62%	49%
Networks	25	39
Military	13	12

Total	100%	100%

Handsets

Our revenues in the wireless handset market increased 52% during the six months ended June 27, 2009 compared to the six months ended June 28, 2008. Revenues from our 3G and handset WLAN products increased approximately 199% and 104%, respectively for the six months ended June 27, 2009 compared to the six months ended June 28, 2008. The 3G products increase is primarily due to an increase in the power amplifier modules and transmit modules of 81% and 420%, respectively.

The increases were offset by a decrease in revenue from our GSM/GPRS products of approximately 41% for the six months ended June 27, 2009 compared to the six months ended June 28, 2008.

Networks

Revenues from the networks market decreased approximately 24% in the six months ended June 27, 2009 as compared to the six months ended June 28, 2008. This decrease was primarily a result of decreases in our wireless client and transport products. Revenues from our wireless client products such as WLAN and BWA products decreased 77% and 82%, respectively, in the six months ended June 27, 2009 compared to the six months ended June 28, 2008. Revenues from our transport products such as cable and optical broadband products decreased 45% and 53%, respectively, for the six months ended June 27, 2009 compared to the six months ended June 28, 2008.

Defense & Aerospace

Revenues from our military-related products increased approximately 33% during the six months ended June 27, 2009 as compared to the six months ended June 28, 2008. The increase in revenue was primarily due to a 184% increase in contract based revenue and a 19% increase in radar products revenue.

Gross Profit

Our gross profit margin as a percentage of revenues decreased to 27% in the six months ended June 27, 2009, compared to 35% in the six months ended June 28, 2008. The decrease in gross profit margin was primarily due to a change in the product mix to more handset revenue which have lower gross margins and less network revenue which have lower gross margins, inefficiencies associated with high sequential growth and the ramping of our new BAW filter line.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses during the six months ended June 27, 2009 increased $9.1 million, or 22%, to $50.7 million, from $41.6 million in the six months ended June 28, 2008. Research, development and engineering expenses increased primarily due to increases in labor costs and a full six months of WJ operations.

Selling, general and administrative

Selling, general and administrative expenses during the six months ended June 27, 2009 increased $1.6 million, or 5%, to $36.7 million from $35.0 million in the six months ended June 28, 2008. Our selling, general and administrative expenses increased primarily due to increased labor costs.

In-process research and development

In-process research and development costs of $1.4 million in the six months ended June 28, 2008, resulted from the acquisition of WJ Communications, which was completed on May 22, 2009. No similar charges were incurred during the six months ended June 27, 2009.

Settlement of lawsuit

The anticipated settlement of the derivative lawsuit of $3.0 million resulted from a negotiated settlement between the parties.

Other income (expense), net

Our net other income during the six months ended June 27, 2009 decreased $3.5 or 92%, to $0.3 million from $3.8 million in the six months ended June 28, 2008. The decrease in other income is primarily due to a decrease of $2.6 million in interest income for the six months ended June 27, 2009, which totaled $0.5 million, as compared to $3.1 million for the six months ended June 28, 2008.

Income tax expense

During the six months ended June 27, 2009 and June 28, 2008, we recorded a net income tax benefit of $0.4 million and expense of $0.7 million, respectively. The change from the prior year was primarily a result of tax expense recorded from foreign entities.

Liquidity and Capital Resources

Liquidity

As of June 27, 2009 our cash, cash equivalents and marketable securities increased $13.4 million, or 16%, to $99.4 million, from $86.1 million as of December 31, 2008. This increase in cash, cash equivalents and marketable securities for the six months ended June 27, 2009 was primarily due to cash from operations and from the sale of long-term investments. The primary use of cash was for capital expenditures.

At June 27, 2009, our net accounts receivable balance increased $28.9 million, or 37%, to $107.3 million, from $78.4 million at December 31, 2008. This increase was primarily a result of shipments that occurred late in the quarter. Our days sales outstanding were 58 days as of June 27, 2009 compared to 48 days as of December 31, 2008.

At June 27, 2009, our net inventory balance decreased $20.0 million, or 19%, to $88.2 million, from $108.3 million at December 31, 2008. Inventory turns are now at a roughly appropriate level.

At June 27, 2009, our net property, plant and equipment increased $0.8 million, to $265.1 million, from $264.3 million at December 31, 2008. The increase was primarily a result of capital expenditures of $24.1 million during the six months ended June 27, 2009, partially offset by depreciation of $20.1 million. The capital expenditures made during the six months ended June 27, 2009 was primarily for equipment to support new products and technologies.

At June 27, 2009, our accounts payable and accrued expenses increased $9.5 million, or 14% to $78.8 million, from $69.3 million at December 31, 2008. The increase is primarily a result of an increase in production levels in addition to an accrual of $3.0 million for the anticipated settlement of the derivative lawsuit.

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

Except for the anticipated legal settlement for the derivative lawsuit of $2.95 million as disclosed above, there have been no material changes in the disclosure related to our contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Off Balance Sheet Arrangements

As of June 27, 2009, we did not have any off balance sheet arrangements as defined in Regulation S-K Item 303 (a)(4). We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investments in cash equivalents are classified as available-for-sale securities and consist of highly rated, short term investments, such as money market funds, in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. In addition, at June 27, 2009, we did not have any investments in auction-rate securities.

The following table shows the fair values of our investments as of June 27, 2009 (in millions):

	Cost	Fair Value
Cash and Cash equivalents (including unrealized gain of less than $0.000)	$59.3	$59.3
Available-for-sale investments (including net unrealized gains of $0.142)	$40.0	$40.1

Foreign Currency Risk

We are exposed to currency exchange rate fluctuations, because we sell our products internationally and have operations in Costa Rica and Germany. We manage the foreign currency risk of our international sales, purchases of raw materials and equipment by denominating most transactions in U.S. dollars.

Customer Risk

For the three and six months ended June 27, 2009, Futaihua Industrial (Shenzhen) Co Ltd, a sister of company of Foxconn, accounted for 20% and 18%, respectively, of our revenues. For the three and six months ended June 28, 2008 there were no customers that accounted for more than 10% of our revenues.

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

On July 23, 2009, we filed a complaint in the United States District Court for the District of Arizona against Avago Technologies Limited, Avago Technologies U.S., and Avago Technologies Wireless IP (collectively, “Avago”). Avago sent letters to our customers advising them that Avago owns certain U.S. patents (“Avago patents”) identified in the letter. Avago’s letters further stated that Avago has not licensed its patents to any competitors, and that if customers purchase certain radio frequency products from suppliers other than Avago, they will not be protected against Avago’s patents. Our complaint seeks a declaration that the Avago patents are invalid and that no TriQuint products infringe them. Our complaint also alleges that certain Avago products infringe on certain of TriQuint’s U.S. patents. Avago has not yet filed an answer to our complaint.

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that TriQuint failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in TriQuint’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on or about May 25, 2007. On July 23, 2007, we filed separate motions for the dismissal of all claims in each case with the District Court for the District of Oregon. On September 28, 2007, the Plaintiffs filed a consolidated opposition to our motions for the dismissal of all claims in each case. On October 26, 2007, we filed separate reply briefs in support of our motions for the dismissal of all claims in each case. On March 13, 2008, the Court granted us motions for dismissal, but indicated that Plaintiffs could amend their complaint to address the grounds on which the Court based the dismissal. On March 28, 2008, the plaintiffs filed an amended complaint pursuant to the Court’s ruling on the motions for dismissal. Defendants filed an answer to the amended complaint on September 29, 2008. The parties to this action have negotiated a preliminary settlement agreement, which we expect to be memorialized in a Stipulation of Settlement submitted to the Court during the third quarter of 2009. The anticipated settlement of $2.95 million has been recorded in the results of operations for the three months ended June 27, 2009. The parties are expected to move the Court for preliminary approval of the settlement, which, if granted, will be followed by notice of the proposed settlement to TriQuint stockholders, and a Settlement Hearing at which the Court will determine if the terms of the settlement are fair, reasonable, adequate, and in the best interests of TriQuint and current TriQuint stockholders.

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

There have been no material changes to our market risk exposures during the first six months of fiscal 2009. For a discussion on our exposure to market risk, refer to Item 1A, Risk Factors, contained in our 2008 Annual Report on Form 10-K as filed with the SEC on March 2, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 5, 2009, we held our Annual Meeting of Stockholders in Hillsboro, Oregon. We solicited votes by proxy pursuant to proxy solicitation materials first distributed to our stockholders on or about March 26, 2009. All directors were elected and all proposed matters were approved. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for, withheld and against and the number abstentions:

1.	The election of Dr. Paul A. Gary, Charles Scott Gibson, Nicolas Kauser, Ralph G. Quinsey, Dr. Walden C. Rhines, Steven J. Sharp and Willis C. Young as directors of the Company until the next Annual Meeting of Stockholders or until their successors are elected:

Nominee	For	Withheld
Dr. Paul A. Gary	72,406,169	57,824,095
Charles Scott Gibson	59,048,681	71,181,583
Nicolas Kauser	74,371,069	55,859,195
Ralph G. Quinsey	80,899,536	49,330,728
Dr. Walden C. Rhines	73,332,002	56,898,262
Steven J. Sharp	62,937,322	71,279,596
Willis C. Young	81,060,812	49,169,452

2.	The ratification of the audit committee’s appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

For	Against	Abstain
128,971,793	1,651,298	176,695

3.	The approval of the amendments to the Certificate of Incorporation to eliminate cumulative voting in the election of directors and adopt a majority voting standard in uncontested elections of directors:

For	Against	Abstain
95,451,564	3,744,486	913,673

4.	The approval of the amendments to the Certificate of Incorporation to provide for indemnification of directors and officers:

For	Against	Abstain
125,734,984	4,357,149	707,652

5.	The adoption and approval of the Company’s 2009 Incentive Plan:

For	Against	Abstain
72,219,576	27,507,201	382,947

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation

3.2	Second Amended and Restated Bylaws of Registrant

10.1+	TriQuint Semiconductor Corporation 2009 Incentive Plan (incorporated by reference to Appendix A of the Registrant’s definitive proxy statement on Schedule 14A for the 2008 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on March 26, 2009)

10.2+	Automatic Stock Option Grant Program for Eligible Directors Under the TriQuint Semiconductor Corporation 2009 Incentive Plan

10.3+	Form of Option Grant Notice and Stock Option Agreement under the TriQuint Semiconductor Corporation 2009 Incentive Plan

10.54+	TriQuint Semiconductor Corporation 2007 Employee Stock Purchase Plan, as amended

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

+	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.

Dated: August 4, 2009	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: August 4, 2009	By:	/s/ STEVE BUHALY
Steve Buhaly
Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation

3.2	Second Amended and Restated Bylaws of Registrant

10.1+	TriQuint Semiconductor Corporation 2009 Incentive Plan (incorporated by reference to Appendix A of the Registrant’s definitive proxy statement on Schedule 14A for the 2008 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on March 26, 2009)

10.2+	Automatic Stock Option Grant Program for Eligible Directors Under the TriQuint Semiconductor Corporation 2009 Incentive Plan

10.3+	Form of Option Grant Notice and Stock Option Agreement under the TriQuint Semiconductor Corporation 2009 Incentive Plan

10.54+	TriQuint Semiconductor Corporation 2007 Employee Stock Purchase Plan, as amended

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

+	Management contract or compensatory plan