Form 10-Q
period 2009-09-26
TRIQUINT SEMICONDUCTOR INC
filed 2009-11-04
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2009

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

As of October 30, 2009, there were 152,139,763 shares of the Registrant’s Common Stock were outstanding.

TRIQUINT SEMICONDUCTOR, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Revenues	$172,955	$186,347	$460,965	$424,442
Cost of goods sold	114,513	127,787	324,654	283,521

Gross profit	58,442	58,560	136,311	140,921
Operating expenses:
Research, development and engineering	28,282	25,234	78,971	66,841
Selling, general and administrative	19,408	21,148	56,067	56,187
In-process research and development	—	—	—	1,400
Settlement of lawsuit	—	—	2,950	—
Loss (Gain) on disposal of equipment	14	(101)	22	(518)

Total operating expenses	47,704	46,281	138,010	123,910

Income (loss) from operations	10,738	12,279	(1,699)	17,011

Other income (expense):
Interest income	139	603	677	3,719
Interest expense	(179)	(134)	(721)	(148)
Foreign currency gain (loss)	60	136	(54)	715
Recovery of impairment	—	—	—	105
Other, net	9	19	439	38

Total other income, net	29	624	341	4,429

Income (loss) before income tax	10,767	12,903	(1,358)	21,440
Income tax expense (benefit)	256	1,060	(126)	1,753

Net income (loss)	$10,511	$11,843	$(1,232)	$19,687

Net income (loss) per common share:
Basic	$0.07	$0.08	$(0.01)	$0.14
Diluted	$0.07	$0.08	$(0.01)	$0.13
Common equivalent shares:
Basic	150,878	145,029	148,789	143,897
Diluted	157,344	148,082	148,789	146,835

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 26, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,817	$50,773
Investments in marketable securities	41,791	35,304
Accounts receivable, net	100,399	78,419
Inventories, net	91,293	108,260
Prepaid expenses	6,661	5,624
Other current assets	18,112	17,775

Total current assets	351,073	296,155
Property, plant and equipment, net	268,517	264,250
Intangible assets, net	37,765	32,895
Other noncurrent assets, net	9,260	25,077

Total assets	$666,615	$618,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,650	$37,819
Accrued payroll	25,239	18,737
Other accrued liabilities	18,217	12,775

Total current liabilities	96,106	69,331
Long-term liabilities:
Long-term income tax liability	9,871	10,676
Other long-term liabilities	10,820	12,294

Total liabilities	116,797	92,301
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.001 par value, 600,000,000 shares authorized, 151,928,863 and 147,355,994 shares issued and outstanding at September 26, 2009 and December 31, 2008, respectively	152	147
Additional paid-in capital	546,802	521,613
Accumulated other comprehensive income	758	978
Retained earnings	2,106	3,338

Total stockholders’ equity	549,818	526,076

Total liabilities and stockholders’ equity	$666,615	$618,377

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 26, 2009	September 27, 2008
Cash flows from operating activities:
Net (loss) income	$(1,232)	$19,687
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,530	24,818
Stock-based compensation expense	10,508	8,405
Write-off of in process research and development	—	1,400
Settlement of lawsuit	2,950	—
Other	22	(518)

Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(21,807)	(34,245)
Inventories, net	17,684	(29,970)
Other assets	(2,911)	(8,038)
Accounts payable and accrued expenses	18,173	16,245

Net cash provided by (used in) operating activities	57,917	(2,216)

Cash flows from investing activities:
Purchase of available-for-sale investments	(51,409)	(24,649)
Maturity/sale of available-for-sale investments	60,558	6,997
Other	1,627	1,865
Business acquisition, net of cash acquired (Note 4)	(7,984)	(61,740)
Capital expenditures	(35,250)	(70,887)

Net cash used in investing activities	(32,458)	(148,414)

Cash flows from financing activities:
Net borrowings on lines of credit	—	13,048
Subscription/issuance of common stock, net	16,585	12,301

Net cash provided by financing activities	16,585	25,349

Net increase (decrease) in cash and cash equivalents	42,044	(125,281)
Cash and cash equivalents at beginning of period	50,773	203,501

Cash and cash equivalents at end of period	$92,817	$78,220

Supplemental disclosures:
Cash paid for interest on loan	—	$41
Cash paid for income taxes	$851	$894

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the assessment of recoverability of long-lived assets, the valuation of investments in and receivables from privately held companies, the recognition and measurement of income tax assets and liabilities and the accounting for stock-based compensation. In the opinion of management, the condensed consolidated financial statements include all material adjustments, consisting only of normal, recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2008, included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on March 2, 2009.

2. Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard on subsequent events which establishes standards of accounting and reporting for events occurring after the balance sheet date but before financial statements are issued. This standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. The effective date of this standard is for annual and interim periods ending after June 15, 2009, which for the Company is the third quarter of 2009. The Company has evaluated subsequent events for disclosure and recognition after the balance sheet date of September 26, 2009 through November 4, 2009, the date the financial statements were issued.

Effective July 1, 2009, the FASB’s Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental GAAP in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. The Company’s accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to the Company’s consolidated financial statements have been changed to detailed descriptions of the specific accounting standards.

In October 2009, the FASB issued updated authoritative guidance regarding “Multiple-Delivered Revenue Arrangements” which updates, “Revenue Recognition—Multiple Element Arrangements,” to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relevant selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Upon adoption, application of the “residual method” will no longer be permitted and entities will be required to disclose more information about their multiple-element revenue arrangements. The new standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. While the Company is still analyzing the effects of the adoption of this standard, the Company does not believe that the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

3. Fair Value of Financial Instruments

The Company accounts for its assets utilizing a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

		Fair Value Measurements as of September 26, 2009
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash and cash equivalents—money market funds	$92,817	$92,817	$92,817	$—	$—
Short-term—marketable securities	41,791	41,791	3,024	38,767	—

Total	$134,608	$134,608	$95,841	$38,767	$—

Liabilities:
Earnout payment liability	$1,398	$1,398	$—	$—	$1,398

Total	$1,398	$1,398	$—	$—	$1,398

The instruments classified as Level 1 are measured at fair value using statement value and quoted market prices. The investments classified as Level 2 were valued using quoted prices for similar instruments in markets that are not active since identical instruments were not available. For additional details on the liability classified as Level 3, see Note 4, Business Combinations. No changes in fair value of earnout occurred between the acquisition date and the quarter ended September 26, 2009.

As of September 26, 2009 all short term investments are classified as available-for-sale and have maturity dates of less than one year. All unrealized gains and losses on available-for-sale investments are included in other comprehensive income. The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at September 26, 2009 consisted of the following:

At September 26, 2009	Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Available-for-sale:
U.S. treasury securities and obligations of U.S government agencies	$38,663	$104	$—	$38,767
Corporate debt securities and other	3,027	—	(3)	3,024

	$41,690	$104	$(3)	$41,791

4. Business Combinations

TriAccess Technologies, Inc, (“TA”)

On September 3, 2009, the Company completed the acquisition of TriAccess Technologies, Inc. (“TA”), a provider of Cable TV and Fiber to the Home, and RF specific integrated circuits for the amplification of multimedia content by purchasing 100% of TA’s outstanding shares. Details of the purchase price are as follows:

Cash paid at closing, net of cash acquired	$7,984
Earnout payment liability	1,398

Total	$9,382

The earnout payment liability has been estimated at its fair value and represents an obligation to pay up to $5,000 to the former TA shareholders upon TA product sales meeting certain revenue thresholds over three years beginning in 2010. The Company has estimated the fair value of the identifiable intangible assets, which are subject to amortization, using a cash flow based approach discounted with a market discount rate. In-process research and development is considered an indefinite lived asset and will be amortized or impaired upon completion or abandonment of specific projects. All other intangible assets will be amortized over a period of three to five years and the goodwill is not deductible for tax purposes. Goodwill is calculated as the purchase price in excess of the fair values of TA’s assets and liabilities and represents the Company’s opportunity to expand its product line into video delivery, a high margin high growth market currently underserved by the Company. The purchase price was allocated to TA’s assets and liabilities based upon fair values as follows:

Tangible assets acquired, net of cash acquired	$155
Developed technology	3,680
In-process research and development	2,330
Goodwill	3,217

Total	$9,382

The results of operations for the TA business are included in the Company’s consolidated statements of operations for the period from September 3, 2009 to September 26, 2009. Pro forma results of operations have not been presented for this acquisition because its effect was not material to the Company.

WJ Communications, Inc, (“WJ”)

On May 22, 2008, the Company completed the acquisition of WJ, a radio frequency (“RF”) semiconductor company that provides RF product solutions worldwide to communications equipment companies. The Company paid $71,957 in cash on the closing date, and $580 of direct acquisition costs through the year ended December 31, 2008 for 100% of the shares of WJ.

The results of operations for the WJ business are included in the Company’s consolidated statements of operations for the period from May 23, 2008 through September 26, 2009. The following unaudited pro forma consolidated information gives effect to the acquisition of WJ as if it had occurred on January 1, 2008 after giving effect to certain adjustments, including the amortization of intangible assets, interest income, and tax adjustments, and assumes the purchase price has been allocated to assets and purchased liabilities assumed based on values at the date of purchase. Results may not be indicative of future operating results.

Proforma results of operations (unaudited)	Nine Months Ended September 27, 2008
Revenue	$440,032
Net income	11,981
Basic EPS	0.08
Diluted EPS	0.08

The Company committed to a restructuring plan to consolidate facilities in San Jose and China and to reduce certain redundant positions in the WJ operations as a result of the acquisition. The consolidation of the facilities and the reduction of personnel were substantially complete by the end of the third quarter of 2009. The plan to consolidate facilities includes partial abandonment of the San Jose facility and full abandonment of the China leases. The China and San Jose leases expire in 2009 and 2011, respectively. Payments related to this restructuring are expected to be complete by 2011. During the nine months ended September 26, 2009, the Company revised its estimate of future payments relating to the San Jose lease and accordingly recorded a reduction to the future liability of $534.

The following table summarizes the charges taken as part of the restructuring plan:

	Personnel	Lease abandonment costs	Total
Balance at May 22, 2008	$3,859	$11,148	$15,007
Payments	(2,194)	(2,248)	(4,442)
Accretion	—	310	310

Balance at December 31, 2008	$1,665	$9,210	$10,875
Payments	(1,611)	(2,957)	(4,568)
Accretion	—	329	329
Change in estimate	—	(534)	(534)

Balance at September 26, 2009	$54	$6,048	$6,102

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

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Shares for net income (loss) per share:
Weighted-average shares outstanding—Basic	150,878	145,029	148,789	143,897
Dilutive securities	6,466	3,053	—	2,938

Weighted-average shares outstanding—Diluted	157,344	148,082	148,789	146,835

For the three and nine months ended September 26, 2009, options totaling 13,462 and 31,778 shares, respectively, were excluded from the calculation as their effect would have been antidilutive. For the three and nine months ended September 27, 2008, options and other exercisable convertible securities totaling 14,096 and 11,930 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

6. Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net income (loss)	$10,511	$11,843	$(1,232)	$19,687
Other comprehensive income (loss):
Net unrealized gain on cash flow hedges	—	73	—	209
Net unrealized (loss) gain on available for sale investments	(43)	64	(220)	(25)

Comprehensive income (loss)	$10,468	$11,980	$(1,452)	$19,871

7. Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations for each month are remeasured at the prior month’s balance sheet rate, which approximates the average exchange rates for the month. During the three and nine months ended September 26, 2009, the Company reported foreign currency gain of $60 and a loss of $54, respectively, compared to a gain from remeasurement and hedging activity of $136 and $715, respectively, during the three and nine months ended September 27, 2008.

As of September 26, 2009 and September 27, 2008 the Company had no forward currency contracts outstanding.

8. Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	September 26, 2009	December 31, 2008
Inventories, net:
Raw materials	$23,539	$27,013
Work-in-process	42,420	43,025
Finished goods	25,334	38,222

	$91,293	$108,260

9. Property, Plant and Equipment

Property, plant and equipment for operations consisted of the following:

	September 26, 2009	December 31, 2008
Land	$15,668	$15,668
Buildings	89,438	89,361
Leasehold improvements	9,720	8,856
Machinery and equipment	390,798	357,367
Furniture and fixtures	5,866	5,799
Computer equipment and software	35,692	34,187
Assets in process	30,176	35,041

	577,358	546,279
Accumulated depreciation	(308,841)	(282,029)

	$268,517	$264,250

For the three and nine months ended September 26, 2009, the Company incurred depreciation expense of $10,545 and $30,646, respectively. For the three and nine months ended September 27, 2008, the Company incurred depreciation expense of $8,270 and $22,668, respectively. As of September 26, 2009 the Company had $4,023 of excess land classified as available for sale in other current assets. The land consists of 17.25 undeveloped acres in Hillsboro, Oregon and is currently listed for sale.

10. Goodwill and Other Acquisition-Related Intangible Assets

The Company is required to perform an impairment analysis on its goodwill at least annually, or when events and circumstances warrant. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. The Company is considered one reporting unit. As a result, to determine whether or not goodwill may be impaired, the Company compares its book value to its market capitalization. If the trading price of the Company’s common stock is below the book value per share at the date of the annual impairment test or if the average trading price of the Company’s common stock is below book value per share for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value. If the comparison of book value to estimated market value indicates impairment, then the Company compares the implied fair value of goodwill to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess.

The Company performs this test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During the three and nine months ended September 26, 2009 and September 27, 2008, there were no impairments or impairment indicators present and no loss was recorded.

Information regarding the Company’s acquisition-related intangible assets is as follows:

	Useful Life (Years)	September 26, 2009			December 31, 2008
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill		$3,217	$—	$3,217	$—	$—	$—
In process research and development		$2,330	$—	$2,330	$—	$—	$—
Amortizing:
Patents, trademarks and other	2 -10	47,388	15,170	32,218	44,181	11,286	32,895

Total intangible assets		$52,935	$15,170	$37,765	$44,181	$11,286	$32,895

Amortization expense of amortizing intangible assets was $1,347 and $3,884 for the three and nine months ended September 26, 2009 respectively. During the three and nine months ended September 27, 2008, amortization expense of amortizing intangible assets was $1,283 and $2,150, respectively.

In September 2009, the Company purchased TA, resulting in the allocation of $3,217 to goodwill, $2,330 to in process research and development and $3,680 to developed technology. For additional information regarding the acquisition, see Note 4, Business Combinations.

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

Outstanding amounts are due in full on the maturity date of June 27, 2010, subject to a one-year extension at the Company’s option and with the Lender’s consent. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable. At September 26, 2009 and December 31, 2008, the Company had no amounts outstanding under the Agreement.

12. Stock, Stock Options and Rights

Preferred Stock

The Company has authorized capital of 5,000 shares of $.001 par value preferred stock. Holders of the preferred stock are entitled to one thousand votes for each share of preferred stock on all matters submitted to a vote of the Company’s stockholders. At September 26, 2009, the Company had no shares of preferred stock issued or outstanding.

Stock Options

Stock-based compensation expense consists of stock-based compensation expense related to unvested grants of employee stock options and the Company’s 2007 Employee Stock Purchase Program. The table below summarizes the stock-based compensation expense for the three and nine months ended September 26, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Stock-based compensation expense:
Cost of goods sold	$1,268	$1,163	$2,531	$3,248

Total in cost of goods sold	1,268	1,163	2,531	3,248
Research, development and engineering	1,450	821	4,252	1,910
Selling, general and administrative	1,251	1,243	3,725	3,247

Total in operating expenses	2,701	2,064	7,977	5,157

Total in income from operations	$3,969	$3,227	$10,508	$8,405

Stock Option Plans

The following summarizes the Company’s stock option transactions for the nine months ended September 26, 2009:

	Nine Months Ended September 26, 2009
	Shares	Weighted- average exercise price per share
Outstanding at the beginning of the period	29,851	$9.36
Granted	5,219	2.66
Exercised	(2,231)	4.34
Forfeitures	(1,061)	10.87

Outstanding at the end of the period	31,778	$8.56

13. Income Taxes

During the three and nine months ended September 26, 2009, the Company recorded net income tax expense (benefit) from continuing operations of $256 and ($126), respectively. No provision has been made for the U.S, state or additional foreign income taxes related to approximately $99,041 of undistributed earnings of foreign subsidiaries which have been, or are, intended to be permanently reinvested.

The Company expects to receive an 89% income tax exemption in 2009 due to agreements with the Costa Rican government that grant a 50% income tax exemption through March 24, 2009 and a 100% exemption thereafter. Full exemption from Costa Rican income tax is expected through March 2017, subject to the Company meeting certain employment and investment requirements.

14. Commitments and Contingencies

Legal Matters

On July 23, 2009, the Company filed a complaint in the United States District Court for the District of Arizona against Avago Technologies Limited, Avago Technologies U.S., and Avago Technologies Wireless IP (collectively, “Avago”). Avago sent letters to the Company’s customers advising them that Avago owns certain U.S. patents (“Avago patents”) identified in the letter. Avago’s letters further stated that Avago has not licensed its patents to any competitors, and that if customers purchase certain radio frequency products from suppliers other than Avago, they will not be protected against Avago’s patents. The Company’s complaint seeks a declaration that four of the Avago patents are invalid and that no TriQuint products infringe them. The Company’s complaint also alleges that three Avago products infringe certain of TriQuint’s U.S. patents.

In response to the Company’s complaint, Avago filed an answer and counterclaims on September 17, 2009. Avago’s answer and counterclaims denies the Company’s patent infringement allegations, and alleges that certain of the Company’s products infringe ten of Avago’s U.S. patents and seeks unspecified damages and injunctive relief. In response to Avago’s answer and counterclaims, the Company filed an answer and counterclaims on October 16, 2009. The Company’s answer and counterclaims denies Avago’s patent infringement allegations, and alleges that Avago engaged in anticompetitive conduct in violation of U.S. antitrust laws, through its acquisition of the bulk acoustic wave (“BAW”) business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. Avago has not yet filed an answer response to the Company’s answer and counterclaims. Discovery in the case has just commenced. The Court has not yet a trial date for the case. At this time, the Company does not believe it is probable that losses related to the litigation described above will be incurred.

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of the Company, against certain of the Company’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that the Company failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in the Company’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on or about May 25, 2007. On July 23, 2007, the Company and the individual defendants filed separate motions for the dismissal of all claims in each case with the District Court for the District of Oregon. On September 28, 2007, the plaintiffs filed a consolidated opposition to the motions for the dismissal of all claims in each case. On October 26, 2007, the Company and the individual defendants filed separate reply briefs in support of their motions for the dismissal of all claims in each case. On March 13, 2008, the Court granted motions for dismissal, but indicated that plaintiffs could amend their complaint to address the grounds on which the Court based the dismissal. On March 28, 2008, the plaintiffs filed an amended complaint pursuant to the Court’s ruling on the motions for dismissal. Defendants filed an answer to the amended complaint on September 29, 2008. On August 12, 2009, the Plaintiffs filed a Stipulation of Settlement (the “Stipulation”), which contained proposed terms of a settlement negotiated between the parties. On September 21, 2009, the Court issued an “Order Preliminarily Approving Derivative Settlement and Providing for Notice” (the “Preliminary Order”). After issuance of the Preliminary Order, the Company paid Plaintiffs $2,950, as required under the Stipulation on September 28, 2009. In addition, the Company posted a Notice of Settlement (the “Notice”) and the Stipulation on its website; filed the Notice and the Stipulation in the Investor’s Business Daily; and published the Notice and the Stipulation with the Securities and Exchange Commission in a Form 8-K, all as required under the Preliminary Order. The Court will hold a Settlement Hearing on November 6, 2009, during which the Court will determine whether the terms of the settlement are fair, reasonable, adequate, and in the best interests of TriQuint and current TriQuint stockholders.

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

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008. The discussion in this Report contains forward-looking statements, including statements regarding fundamental drivers of long-term growth in the handset, networks and defense & aerospace markets, functional price erosion in the handset market, continued government funding and defense industry research, participation in government programs and expansion of programs in the future, future acquisitions or investments in strategic partners, projected working capital and capital expenditures, deferred tax assets and liabilities, potential investment needs, general economic conditions and other statements preceded by terminology such as “believes,” “continue,” “could,” “estimates,” “expects,” “anticipates,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. In addition, historical information should not be considered an indicator of future performance.

A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking statements made below, including, but not limited to, those related to expected demand and growth in the wireless handset, broadband, base station, networks, networking and defense & aerospace markets; changes in our critical accounting estimates; the reasonableness of our estimates; the ability to enter into defense & aerospace contracts; our ability to meet our revenue guidance and penetrate our market; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; expected capital expenditures and other factors and risks referenced in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, historical information should not be considered an indicator of future performance.

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

Overview

We are a supplier of high performance modules, components and foundry services for communications applications. Our focus is on the specialized expertise, materials and know-how of RF and other high and intermediate frequency applications. We enjoy diversity in our markets, applications, products, technology and customer base. Our products are designed on various wafer substrates, including compound semiconductor materials such as gallium arsenide (“GaAs”), gallium nitride on silicon carbide (“GaN”), and piezoelectric crystals such as lithium tantalite (“LiTaO3”). We use a variety of process technologies using GaAs substrates including heterojunction bipolar transistors (“HBT”) and pseudomorphic high electron mobility transistors (“pHEMT”). Using various other substrates we also manufacture surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”) products. Using these materials and our proprietary technology, we believe our products can offer key advantages such as steeper selectivity, lower distortion, higher power and power-added efficiency, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. We believe that these advantages are a tremendous benefit to our customers, which include major communication companies worldwide.

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

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions to applications in the handset, networks and defense & aerospace markets. Our mission is, “Connecting the Digital World to the Global Network™,” and we accomplish this through a diversified product portfolio within the communications and defense & aerospace industries. In the handset market, we primarily provide transmit and power amplifier modules. In the networks markets, we are a supplier of both active GaAs and passive SAW components. We provide the defense & aerospace market with phased-array radar antenna components and have obtained funding from the Defense Advanced Research Projects Agency (“DARPA”) and other government and defense industry sources for development of future generation materials and technologies.

Wafer and semiconductor manufacturing facilities require a significant level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can create an adverse impact on operating results. During the fourth quarter of

2008 and the first quarter of 2009, demand slowed and as a result, we experienced a corresponding decrease in factory utilization which created downward pressure on gross margins. Demand increased in the second and third quarters of 2009, resulting in an increase in factory utilization, which improved gross margins. In addition, the Company continually works on reducing costs in the manufacturing facilities to improve gross margins.

We experienced 2% overall revenue growth sequentially and an increase in revenue of 9% for the nine months ended September 26, 2009 compared to the nine months ended September 27, 2008, primarily as a result of an increase in revenue of 33% in the handsets market and 35% increase in revenue in the military market, offset by a decline in revenue in the networks market. The handset growth is primarily attributable to strong growth in wideband code division multiple access (“WCDMA”) and enhanced data rates for GSM evolution (“EDGE”) product revenues, which increased 79% for the nine months ended September 26, 2009 compared to the nine months ended September 27, 2008. We produce highly integrated transmit modules built using our copper flip interconnect technology which allows us to build small, robust and power efficient solutions. The current demand for increased RF content required for the higher data rates and increased functionality of 3G handset devices has allowed average selling prices to stabilize. Our opportunity in a 3G phone, which is quad band capable in the GPRS/ GSM/EDGE mode and supports 3 bands in the WCDMA mode, is $6.00 to $8.00 per unit. By comparison, our content for a low cost dual-band GSM/GPRS phone is $0.90 to $1.50 per unit. Typical functional price erosion is 10-15% per year, offset by increasing content. We believe the fundamental drivers of continued long-term growth in the handset market remain solid as the number of new users in developed countries grows and existing users are adopting 3G enabled handsets that offer additional features and functionality compared to a traditional 2G handset. These more sophisticated handsets, sometimes called Smartphones, which incorporate a variety of features, and offer wireless broadband access enabled by 3G technologies, represent one of the fastest growing portions of the handset market. This transition to more sophisticated handsets increases the RF content in each device, increasing our addressable market. Further, China, India and other emerging countries with improving economies are growing the traditional 2G market as well as the new 3G market by introducing a new customer base. In the past, however, during times of growing demand we have also experienced significant selling price pressure on some of our highest volume products.

Networks revenue decreased 29% in the nine months ended September 26, 2009 compared to the nine months ended September 27, 2008, with large declines in most submarkets, offset slightly by growth in basestation revenue. The decrease was primarily driven by a decline in WLAN revenue due to high inventory buildup in the channel in the third quarter of 2008 that normalized by the third quarter of 2009 and the general economic conditions that have slowed carrier spending in the transport market. Our networks market includes products that support the transfer of data at high rates across wireless or fixed line networks. Our products for this market include those related to base station, wireless client, transport, and emerging markets. Wireless client includes submarkets such as wireless local area networks (“WLANs”), worldwide interoperability for microwaved access (“WiMAX”) and global positioning system (“GPS”). Transport includes submarkets such as cable, microwave radio, satellite groundstation, and optical communications. We also support emerging wireless markets such as automotive and radio-frequency identification (“RFID”). We include our multi-market standard products in the emerging markets category.

Revenues from the defense & aerospace market are generally for products in large scale programs with long lead-times. Once a component has been designed into an end-use product for a defense & aerospace application, the same component is generally used during the entire production life of the end-use product. Currently, we are actively engaged with multiple defense & aerospace industry contractors in the development of next-generation phased-array radar, communications, and electronic warfare systems and have key design wins in major projects such as the F-35 Joint Strike Fighter (“JSF”), B2 Bomber, and Active Electronically Scanned Array (“AESA”) airborne radar as well as many smaller programs and increasing our participation in naval ship borne radar. In 2008, we launched a new family of GaN power amplifier products and PowerBand, a disruptive new technology enabling wide bandwidth with output power and efficiency performance previously restricted to narrow band amplifiers. These products also have crossover application in our aerospace and networks markets. In addition, we continue to win and execute government-funded technology development programs. Our multi-year contract with DARPA GaN contract to develop high power amplifiers, which began in 2005, is currently in Phase III, a $16 million program expected to generate $16 million of revenue over 2 years. From the Office of Naval Research, we are executing a $4.5 million, 2 year contract to advance GaAs power technology. We were recently awarded a new contract from DARPA for the Nitride Electronics NeXt Generation Technology (“NEXT”) that is expected to result in approximately $16.2 million in revenue over 4.5 years. During the third quarter of 2009 we received increased contract-based revenue for research sponsored by the U.S. government and defense industry as, compared to the same period in 2008 when we saw a pause in funding between phases of major programs.

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

Revenues from our distributors are recognized when the product is sold to the distributors. Our distributor agreements provide for selling prices that are fixed at the date of sale, although we offer price protections, which are specific, of a fixed duration and for which we reserve. Further, the distributors are obligated to pay the amount and the price or payment obligation is not contingent on reselling the product. The distributors take title to the product and bear substantially all of the risks of ownership; the distributors have economic substance; and we have no significant obligations for future performance to bring about resale. We can reasonably estimate the amount of future returns. Sales to our distributors were less than 15% of our total revenues for the three and nine months ended September 26, 2009 and September 27, 2008. We allow our distributors to return products for warranty reasons and give them stock rotation rights, within certain limitations, and reserve for such instances. Customers that are not distributors can only return products for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

Inventories

We state our inventories at the lower of cost or market. We use primarily a standard cost methodology to determine our cost basis for our inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to stating our inventory at the lower of cost or market, we also evaluate it each period for excess quantities and obsolescence. We analyze forecasted demand versus quantities on hand and reserve for the excess.

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

Investments in Privately Held Companies

In previous years, we made a number of investments in small, privately held technology companies in which we held less than 20% of the capital stock or held notes receivable. We account for all of these investments at cost unless their value has been determined to be other than temporarily impaired, in which case we write the investment down to its estimated fair value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation could result in additional other-than-temporary losses in future periods. As of September 26, 2009, the only investment was the investment in CyOptics, Inc. (“CyOptics”).

In addition, as a result of the sale of our former optoelectronics operations, we received as partial consideration $4.5 million of preferred stock and an unsecured promissory note from CyOptics for $5.6 million, that was discounted by $2.3 million to reflect the current market rate for similar debt of comparable companies. CyOptics paid $1.1 million towards the promissory note for the nine months ended September 26, 2009 and September 27, 2008 On October 9, 2007, we participated in an additional bridge financing where we purchased $0.5 million of a subordinated convertible promissory note from CyOptics which converted into preferred stock on July 24, 2008. The carrying value of the investments is $2.1 million as of September 26, 2009.

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

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. A significant amount of management judgment is involved in preparing our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation which include federal, state and international tax jurisdictions. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of September 26, 2009, we were not under audit by U.S. income taxing authorities. We have previously concluded federal income tax audits for the U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. During the first quarter of 2009, a 2004 to 2007 German tax audit of our subsidiary, TriQuint Semiconductor GmbH, was completed, with no adjustments. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. We believe that an appropriate estimated liability has been established for potential exposures.

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

In 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets based on the criteria established in the financial accounting and reporting for income tax standards, Accounting for Income Taxes. We record the valuation allowance to reduce deferred tax assets when it is more likely than not that some portion, or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance and evaluate the need for a valuation allowance on a regular basis.

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

Significant operating losses in the first quarter of 2009, the years ended 2008, 2005 and prior years, modest earnings levels in other recent years that are highly sensitive to changes in the business environment, instances of missed projections, the cyclical nature of our industry and the recent significant economic uncertainties in the market have been important in concluding that projected future taxable income is too uncertain to be used as justification for the realization of deferred tax assets. For example, the pre-tax loss for the year ended 2008 was below earlier projections. Subsequently, a number of events have made forecasting taxable income even more difficult. The substantial slow down in the world economy has also heightened the risk of a material reduction in business levels. Our customers and competitors have noted similar uncertainties regarding the performance of our industry. In addition, during the second and third quarters of 2008, we added significant capacity and fixed costs to respond to growth in demand, adding more risk to taxable income should sales decline. Finally, our third quarter 2008 earnings were negatively impacted by the unpredictable volatility in platinum pricing which resulted in higher costs that could not be passed on to customers. Our year to date 2009 operating loss combined with an uncertain future economic environment indicates continued need for the valuation reserve.

Stock-Based Compensation

There were no significant changes to our stock-based compensation accounting estimates and assumptions in the three and nine months ended September 26, 2009. Refer to our most recent Annual Report on Form 10-K for a complete description of our stock-based compensation accounting estimates and assumptions.

Results of Operations

The following table sets forth the results of our operations expressed as a percentage of revenues for the three and nine months ended September 26, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.2	68.6	70.4	66.8

Gross profit	33.8	31.4	29.6	33.2
Operating expenses:
Research, development and engineering	16.4	13.5	17.1	15.7
Selling, general and administrative	11.2	11.3	12.2	13.2
In-process research and development	—	—	—	0.3
Settlement of lawsuit	0.0	—	0.6	—
Loss (gain) on disposal of equipment	0.0	(0.1)	0.0	(0.1)

Total operating expenses	27.6	24.7	29.9	29.1

Income (loss) from operations	6.2	6.7	(0.3)	4.1

Other (expense) income:
Interest income	0.1	0.3	0.1	0.9
Interest expense	(0.1)	(0.1)	(0.2)	(0.0)
Foreign currency gain (loss)	0.0	0.1	(0.0)	0.2
Recovery of impairment	—	—	—	—
Other, net	0.0	(0.0)	0.1	0.0

Total other income, net	0.0	0.3	0.0	1.1

Income (loss) before income tax	6.2	7.0	(0.3)	5.2
Income tax expense (benefit)	0.1	0.6	(0.0)	0.4

Net income (loss)	6.1%	6.4%	(0.3)%	4.8%

Three Months Ended September 26, 2009 and September 27, 2008

Revenues

Our revenues decreased $13.4 million, or 7%, to $173.0 million in the third quarter of 2009 compared to $186.3 million in the third quarter of 2008.

Our revenues by end market for the third quarter of 2009 and 2008 were as follows:

(as a % of Total Revenues)	Three Months Ended
	September 26, 2009	September 27, 2008
Handsets	63%	55%
Networks	25	37
Defense & aerospace	12	8

Total	100%	100%

Handsets

Revenues from the handset market products increased approximately 7% for the three months ended September 26, 2009 compared to the three months ended September 27, 2008. The revenue increase resulted from a higher volume of sales of our 3G products. Revenues from our WCDMA/EDGE 3G products increased approximately 8%, in the third quarter of 2009 compared to the third quarter of 2008. These products collectively accounted for 63% of handset revenues for the three months ended September 26, 2009 and 61% of handset revenues for the three months ended September 27, 2008. Revenues from our code division multiple access (“CDMA”) products increased approximately 6% in the third quarter of 2009 compared to the third quarter of 2008. These products accounted for 18% of handset revenues in the third quarter of 2009 compared with 19% of handset revenues in the third quarter of 2008.

The increases in 3G product revenues were partially offset by decreases in revenues from sales of our GSM/GPRS products of approximately 22%, for the three months ended September 26, 2009 compared to the three months ended September 27, 2008. The revenues from our GSM/GPRS products comprised approximately 12% of total handset revenues in the third quarter of 2009, compared to 17% of total handset revenues in the third quarter of 2008.

Networks

Revenues from the networks market products decreased approximately 35% for the three months ended September 26, 2009 compared to the three months ended September 27, 2008, primarily as a result of decreases in our wireless client and transport products. Revenue from wireless client products such as WLAN and broadband wireless access (“BWA”) products decreased 51% and 52%, respectively, in the three months ended September 26, 2009 compared to the three months ended September 27, 2008. Revenue from transport products such as cable and optical broadband products decreased 66% and 58%, respectively, for the third quarter of 2009, compared to the third quarter of 2008. The decreases were offset by increases in some emerging market products such as auto radar and GPS which increased 384% and 16%, respectively, for the third quarter of 2009 compared to the third quarter of 2008.

Defense & Aerospace

Revenues from our defense & aerospace-related market products increased approximately 40% for the three months ended September 26, 2009 compared to the three months ended September 27, 2008. The increase in revenue during the third quarter of 2009 compared to the third quarter of 2008 was primarily the result of a 28% increase in radar products revenue and a 748% increase in contract based revenue. The radar system growth resulted from new program wins along with revenue from ongoing programs. R&D contract revenue in the third quarter of 2009 grew as a result of new program wins coupled with a pause between phases of major programs in the third quarter of 2008 which resulted in lower revenue in the third quarter of 2008.

Gross Profit

Our gross profit as a percentage of revenues increased to 33.8% for the third quarter of 2009, compared to 31.4% for the third quarter of 2008. The increase in gross profit margin was primarily due to the prior year unfavorable impact of volatility in precious metals prices.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses for the third quarter of 2009 increased $3.0 million, or 12%, to $28.3 million, from $25.2 million in the third quarter of 2008. Research, development and engineering expenses increased primarily a result of an increase in labor costs due to an increase in headcount.

Selling, general and administrative

        Selling, general and administrative expenses for the third quarter of 2009 decreased $1.7 million, or 8%, to $19.4 million, from $21.1 million for the third quarter of 2008. The decrease is due to continued cost containment efforts. As a percentage of revenue, selling, general and administrative expense has remained flat at 11.2% for the third quarter of 2009 compared to 11.3% for the third quarter of 2008.

Other income (expense), net

In the third quarter of 2009, net other income decreased $0.6 million from the third quarter of 2008. The change from the prior year was primarily a result of decreased interest income of $0.5 million due to lower interest rates.

Income tax expense

For the third quarters of 2009 and 2008, we recorded a net income tax expense of $0.3 million and $1.1 million, respectively. The change from the prior year was primarily associated with the foreign subsidiary tax holiday approved in 2009.

Nine Months Ended September 26, 2009 and September 27, 2008

Revenues

Revenues increased $36.5 million, or 9%, to $461.0 million for the nine months ended September 26, 2009 as compared to $424.4 million for the nine months ended September 27, 2008. Our revenues mix by end market for the nine months ended September 26, 2009 and September 27, 2008 was as follows:

(as a % of Total Revenues)	Nine Months Ended
	September 26, 2009	September 27, 2008
Handsets	62%	52%
Networks	25	38
Military	13	10

Total	100%	100%

Handsets

Our revenues in the wireless handset market increased 33% during the nine months ended September 26, 2009 compared to the nine months ended September 27, 2008. Revenues from our 3G and handset WLAN products increased approximately 79% and 109%, respectively, for the nine months ended September 26, 2009 compared to the nine months ended September 27, 2008. The 3G products increase was primarily due to increases in the sales of power amplifier modules and transmit modules of 95% and 60%, respectively.

The increases were offset by a decrease in revenue from our GSM/GPRS products of approximately 35% for the nine months ended September 26, 2009 compared to the nine months ended September 27, 2008.

Networks

Revenues from the networks market decreased approximately 29% in the nine months ended September 26, 2009 as, compared to the nine months ended September 27, 2008. This decrease was primarily a result of decreases in our wireless client and transport products. Revenues from our wireless client products such as WLAN and BWA products decreased 66% and 76%, respectively, in the nine months ended September 26, 2009 compared to the nine months ended September 27, 2008. Revenues from our transport products such as cable and optical broadband products decreased 54% and 55%, respectively, for the nine months ended September 26, 2009 compared to the nine months ended September 27, 2008.

Defense & Aerospace

Revenues from our military-related products increased approximately 35% during the nine months ended September 26, 2009 as compared to the nine months ended September 27, 2008. The increase in revenue was primarily due to a 279% increase in contract based revenue and a 23% increase in radar products revenue. The growth was the result of existing and new radar programs such as Joint Strike Fighter, AESA, and B2 Bomber radars. Additionally, R&D contract growth is due to revenue from new and ongoing programs in 2009 as compared to 2008 where we saw a pause between phases of major programs which resulted in lower revenue in 2008.

Gross Profit

Our gross profit margin as a percentage of revenues decreased to 29.6% for the nine months ended September 26, 2009, compared to 33.2% for the nine months ended September 27, 2008. The decrease in gross profit margin was primarily due to a change in the product mix and low utilization in the first quarter of 2009.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses during the nine months ended September 26, 2009 increased $12.1 million, or 18%, to $79.0 million, from $66.8 million in the nine months ended September 27, 2008. Research, development and engineering expenses increased primarily due to the acquisition of WJ, increases in labor costs due to an increase in headcount and purchases of technical supplies.

Selling, general and administrative

Selling, general and administrative expenses remained flat at approximately $56.1 million between the nine months ended September 26, 2009 and the nine months ended September 27, 2008.

In-process research and development

In-process research and development costs of $1.4 million in the nine months ended September 27, 2008, resulted from the acquisition of WJ Communications, which was completed on May 22, 2009. No similar charges were incurred during the nine months ended September 26, 2009.

Settlement of lawsuit

The preliminary settlement of the derivative lawsuit included a payment of $3.0 million to the plaintiffs and was recorded in the second quarter of 2009. No similar charges were incurred during the nine months ended September 27, 2008.

Other income (expense), net

Our net other income for the nine months ended September 26, 2009 decreased $4.1 million or 92%, to $0.3 million from $4.4 million for the nine months ended September 27, 2008. The decrease in other income was primarily due to a decrease of $3.0 million in interest income for the nine months ended September 26, 2009.

Income tax expense

During the nine months ended September 26, 2009 and September 27, 2008, we recorded a net income tax benefit of $0.1 million and expense of $1.8 million, respectively. The change from the prior year was primarily associated with the foreign subsidiary tax holiday approved in 2009 and the release of an accrued tax liability.

Liquidity and Capital Resources

Liquidity

As of September 26, 2009 our cash, cash equivalents and marketable securities increased $48.5 million, or 56%, to $134.6 million, from $86.1 million as of December 31, 2008. This increase in cash, cash equivalents and marketable securities for the nine months ended September 26, 2009 was primarily due to cash generated from operations, partially offset by capital expenditures and the purchase of TriAccess Technologies, Inc, (“TA”).

At September 26, 2009, our net accounts receivable balance increased $22.0 million, or 28%, to $100.4 million, from $78.4 million at December 31, 2008. This increase was primarily a result of an increase in revenue. Our days sales outstanding were 53 days as of September 26, 2009 compared to 48 days as of December 31, 2008.

At September 26, 2009, our net inventory balance decreased $17.0 million, or 16%, to $91.3 million, from $108.3 million at December 31, 2008. Inventory turns, calculated using ending inventory, were 5.1 for the third quarter of 2009.

At September 26, 2009, our net property, plant and equipment increased $4.3 million, to $268.5 million, from $264.3 million at December 31, 2008. The increase was primarily a result of capital expenditures of $35.2 million during the nine months ended September 26, 2009, partially offset by depreciation of $30.6 million. The capital expenditures made during the nine months ended September 26, 2009 were for the purpose of increasing capacity and for equipment to support new products and technologies.

At September 26, 2009, our accounts payable and accrued expenses increased $26.8 million, or 39% to $96.1 million, from $69.3 million at December 31, 2008. The increase was primarily a result of an increase in production levels and to an accrual of $3.0 million for the settlement of the derivative lawsuit.

Transactions Affecting Liquidity

On September 3, 2009 we completed the acquisition of TA and paid net cash of $8.0 million on the closing date.

Sources of Liquidity

Our current cash, cash equivalents and short-term investment balances, together with cash anticipated to be generated from operations and the balance available on our revolving loan, constitute our principal sources of liquidity. We believe these will satisfy our projected working capital and capital expenditure through needs for the next 12 months. Except for the legal settlement for the derivative lawsuit for $3.0 million and up to $5.0 million of earnout payments to former shareholders of TA over three years beginning in 2010 as disclosed above, there have been no material changes in the disclosure related to our contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Off Balance Sheet Arrangements

As of September 26, 2009, we did not have any off balance sheet arrangements as defined in Regulation S-K Item 303 (a)(4). We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investments in cash equivalents are classified as available-for-sale securities and consist of highly rated, short term investments, such as money market funds, in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. In addition, at September 26, 2009, we did not have any investments in auction-rate securities.

The following table shows the fair values of our investments as of September 26, 2009 (in millions):

	Cost	Fair Value
Cash and cash equivalents (including unrealized gain of less than $0.000)	$92.8	$92.8
Available-for-sale investments (including net unrealized gains of $0.101)	$41.7	$41.8

Foreign Currency Risk

We are exposed to currency exchange rate fluctuations because we have operations in Costa Rica and Germany. We avoid foreign currency risk associated with our international sales, purchases of raw materials and equipment by denominating most transactions in U.S. dollars.

Customer Risk

For the three and nine months ended September 26, 2009, Futaihua Industrial (Shenzhen) Co Ltd, a sister of company of Foxconn, accounted for 21% and 19%, respectively, of our revenues. For the three and nine months ended September 27, 2008 Futaihua Industrial (Shenzhen) Co Ltd, accounted for 26% and 13%, respectively, of our revenues.

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

On July 23, 2009, we filed a complaint in the United States District Court for the District of Arizona against Avago Technologies Limited, Avago Technologies U.S., and Avago Technologies Wireless IP (collectively, “Avago”). Avago sent letters to our customers advising them that Avago owns certain U.S. patents (“Avago patents”) identified in the letter. Avago’s letters further stated that Avago has not licensed its patents to any competitors, and that if customers purchase certain radio frequency products from suppliers other than Avago, they will not be protected against Avago’s patents. Our complaint seeks a declaration that four of the Avago patents are invalid and that no TriQuint products infringe them. Our complaint also alleges that three Avago products infringe on certain TriQuint’s U.S. patents.

In response to our complaint, Avago filed an answer and counterclaims on September 17, 2009. Avago’s answer and counterclaims denies our patent infringement allegations, and alleges that certain of our products infringe ten of Avago’s U.S. patents and seeks unspecified damages and injunctive relief. In response to Avago’s answer and counterclaims, we filed an answer and counterclaims on October 16, 2009. Our answer and counterclaims denies Avago’s patent infringement allegations, and alleges that Avago engaged in anticompetitive conduct in violation of U.S. antitrust laws, through its acquisition of the bulk acoustic wave (“BAW”) business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. Avago has not yet filed an answer response to our answer and counterclaims. Discovery in the case has just commenced. The Court has not yet a trial date for the case. At this time, we do not believe it is probable that losses related to the litigation described above will be incurred.

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that TriQuint failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in TriQuint’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on or about May 25, 2007. On July 23, 2007, we filed separate motions for the dismissal of all claims in each case with the District Court for the District of Oregon. On September 28, 2007, the Plaintiffs filed a consolidated opposition to our motions for the dismissal of all claims in each case. On October 26, 2007, we filed separate reply briefs in support of our motions for the dismissal of all claims in each case. On March 13, 2008, the Court granted us motions for dismissal, but indicated that Plaintiffs could amend their complaint to address the grounds on which the Court based the dismissal. On March 28, 2008, the plaintiffs filed an amended complaint pursuant to the Court’s ruling on the motions for dismissal. Defendants filed an answer to the amended complaint on September 29, 2008. On August 12, 2009, the Plaintiffs filed a Stipulation of Settlement (the “Stipulation”), which contained proposed terms of a settlement negotiated between the parties. On September 21, 2009, the Court issued an “Order Preliminarily Approving Derivative Settlement and Providing for Notice” (the “Preliminary Order”). After issuance of the Preliminary Order, we paid Plaintiffs $3.0 million, as required under the Stipulation on September 28, 2009. In addition, we posted a Notice of Settlement (the “Notice”) and the Stipulation on its website; filed the Notice and the Stipulation in the Investor’s Business Daily; and published the Notice and the Stipulation with the Securities and Exchange Commission in a Form 8-K, all as required under the Preliminary Order. The Court will hold a Settlement Hearing on November 6, 2009 during which the Court will determine whether the terms of the settlement are fair, reasonable, adequate, and in the best interests of TriQuint and current TriQuint stockholders.

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

There have been no material changes to our market risk exposures during the first nine months of fiscal 2009. For a discussion on our exposure to market risk, refer to Item 1A, Risk Factors, contained in our 2008 Annual Report on Form 10-K as filed with the SEC on March 2, 2009.

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

TRIQUINT SEMICONDUCTOR, INC.

Dated: November 4, 2009	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: November 4, 2009	By:	/s/ STEVE BUHALY
Steve Buhaly
Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.