Form 10-K
period 2009-12-31
TRIQUINT SEMICONDUCTOR INC
filed 2010-02-26
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on June 27, 2009, the last day of the Registrant’s second fiscal quarter, reported on the NASDAQ Stock Market, was approximately $601,471,383. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the Registrant’s outstanding common stock have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity securities.

As of February 23, 2010, there were 153,428,426 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2009 Annual Meeting of Stockholders, which is scheduled to be held on May 13, 2010. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s year ended December 31, 2009.

Important Notice to Stockholders:

This Annual Report on Form 10-K contains both historical information and forward-looking statements about TriQuint Semiconductor, Inc. (collectively with its wholly owned subsidiaries, “TriQuint”, “we”, “us”, “our” or “our company”). In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “estimates,” “expects,” “feels,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “reasonably,” “seek to continue,” “should,” “could,” “thinks,” “will” or the negative of these terms or other comparable terminology. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results, including, but not limited to, those related to our product strategy; demand in the mobile devices, networks , and defense and aerospace markets; our product offerings and outlook for each of our markets; our growth in mobile devices market share; potential customer concentration risks; changes in our critical accounting estimate; our ability to enter into new defense and aerospace contracts; our competitive advantages in design and process; our ability to manufacture and sell in international markets; our plans for our manufacturing facilities; losses that will not be incurred in litigation; risks associated with manufacturing yields and our ability to improve yields, costs and subcontractor services; risks associated with our production outside of the U.S.; our reliance on certain suppliers; our expectations regarding the selling prices for our products; our expectations regarding our competitors and pricing levels; our goal to reduce costs and improve performance value for our products; risks associated with intellectual property including protecting our interests and infringing on others’; our ability to improve our products and processes and develop new products; impact of environmental regulations on our business; risks associated with our unfilled orders; our ability to meet revenue guidance and penetrate our markets; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; capital expenditures; and other comments that involve risks and uncertainties. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in Part I of this report titled “Risk Factors.” These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Please see Item 1A, “Risk Factors” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

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

Overview

TriQuint is a supplier of high performance modules, components and foundry services to the world’s leading communications companies.

TriQuint designs, develops and manufactures advanced high performance radio frequency (“RF”) solutions with Gallium Arsenide (“GaAs”), Gallium Nitride (“GaN”), Surface Acoustic Wave (“SAW”) and Bulk Acoustic Wave (“BAW”) technologies for customers worldwide. We serve growing markets and a diverse customer base of manufacturers building connected mobile devices, third generation (“3G”)/fourth generation (“4G”) cellular base stations, triple-play cable solutions, fiber optic networks, wireless local area networks (“WLAN”), worldwide interoperability for microwave access (“WiMAX”)/long term solution (“LTE”), global positioning system (“GPS”), and defense and aerospace applications. TriQuint is a technology leader in GaAs and GaN foundry processes and offers comprehensive support services. TriQuint’s innovative solutions are built with one of the industry’s largest in-house technology portfolios, enabling quicker design turns, higher performance, and a smaller bill of materials.

We vertically integrate our sizeable design and production capabilities to focus on the needs of RF applications as a foundation to serve our primary end markets. Our integration strategy allows us to offer cost-saving advantages and high-quality products. In the U.S., we have design and manufacturing facilities in Oregon, Texas, and Florida with additional design facilities in Colorado, Massachusetts, California, and North Carolina, as well as sales support offices in various locations. Outside the U.S., we have a production and assembly facility in Costa Rica and the Philippines and design facilities in Germany. In addition we have application sales support offices in China, Finland, France, Germany, Israel, Japan, Korea, Malaysia, Sweden, Taiwan and the United Kingdom. We own and operate our own wafer fabrication, foundry and product test and assembly facilities. We also lease one facility in the Philippines and use subcontractors for a significant portion of our test and assembly processes. We use our proprietary processes in these facilities to produce high performance RF products in high volumes and believe that control of these manufacturing processes enables us to be a reliable source of supply with increased opportunities to enhance quality, reliability and manufacturing efficiency. In addition, control of our manufacturing process and our combined research and design capabilities assist us in developing new processes and products and increase our ability to be responsive to customer requirements.

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

Industry Background

Ever growing demand for always-on connectivity is affecting the entire wired and wireless ecosystem. Today’s handsets are sophisticated and include voice, data, video, location services and wireless connectivity options. To support these feature-rich mobile devices, network operators are expanding capacity, re-architecting infrastructure design, increasing 3G base station deployments, accelerating 4G planning and upgrading the optical backhaul transport. TriQuint has developed a broad product portfolio that services these growing markets. We have also bolstered our Networks portfolio with the introduction of TriPower™ for high efficiency, highly linear base station requirements and the recent addition of TriAccess Technologies for cable and fiber to the home solutions.

The defense and aerospace markets utilize advanced monolithic microwave integrated circuits (“MMICs”), as well as SAW, surface transverse wave (“STW”) and BAW devices for aerospace, defense and aerospace and commercial applications. Defense and aerospace applications often require extreme precision, reliability and durability. Our products include high power amplifiers, low noise amplifiers, switches, fixed frequency and voltage controlled oscillators, filters and attenuators for use in a variety of advanced systems such as phased array radar, guidance, missiles, electronic warfare and counter measures, and space communications systems.

To address the market demands for higher levels of performance, electronic communications systems manufacturers have relied heavily on advances in high performance components and modules such as those we produce. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. The performance requirements of certain critical system functions generally cannot be achieved practically using silicon based semiconductors or filters, resonators and oscillators based on traditional technologies. As a result, systems manufacturers continue to seek components and modules which can overcome these performance limitations. GaAs and GaN semiconductor technologies are better alternatives to silicon solutions in almost all high performance RF, microwave and millimeter wave applications. The higher electron mobility of GaAs and GaN enables the integrated circuits to operate at higher speeds than silicon devices or at the same speeds with lower power consumption. Lower power consumption is important in both mobile devices and base stations, and dramatically increases operational time in mobile devices and lowers electricity cost and overall operating expense in base stations. In addition, SAW and BAW technologies offer a number of advantages over traditional filter technologies, including precise frequency control and selectivity, reduced size and weight, high reliability, environmental stability and the ability to pass RF signals with minimal distortion. In general, SAW technology has a cost/performance advantage from low frequencies to approximately 2.5 gigahertz. BAW technology has a cost/performance advantage from approximately 2.5 gigahertz to 10 gigahertz.

Highly integrated modules are now established as the preferred radio front end architecture in mobile phones spanning all sectors from ultra low cost phones in emerging markets to the most sophisticated smart phones. TriQuint was a pioneer of the integrated module. These highly integrated modules are now finding use in new markets in data centric devices such as data cards for laptops and netbooks and a whole new genre of infotainment appliances such as e-readers, mobile internet devices (“MIDSs”), and gaming and navigation devices.

TriQuint Strategy

Our business strategy is to provide our customers with high performance, low-cost solutions for applications in the mobile device, networks, and defense and aerospace markets. Our mission is, “Connecting the Digital World to the Global Network®,” and we accomplish this through a diversified product portfolio within the communications and defense industries. In the mobile device market, we provide high performance devices such as integrated modules, duplexers, small signal components, power amplifiers, switches and RF filters. We leverage our manufacturing and integrated module expertise to win additional slots with phone manufacturers by incorporating value added capabilities such as navigation, WiMAX and WLAN. In networks markets, we are a supplier of both active GaAs power and SAW and BAW filter components. We provide the defense and aerospace market with phased-array antenna radar components. We have been a leader in GaN development since 1999 and currently lead phase three of the Defense Advanced Research Projects Agency (“DARPA”) GaN Wide Bandgap Semiconductor RF program. In 2009, we were awarded the DARPA GaN nitride electronic “NeXt” generation technology (“NEXT”) contract to explore advanced high power GaN circuits.

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

We offer a broad range of standard and customer-specific products, as well as manufacturing, design and foundry services, which address numerous end-user applications in a variety of communications markets. We provide a balanced portfolio of products and services, ranging from foundry services to die level products, MMICs, packaged components and integrated modules. Our primary markets are mobile devices, networks and defense and aerospace. Our products are designed on various wafer substrates using a variety of technologies.

Create the smallest, highest performance components and modules with the highest value for the front-end of various communication systems.

We continue to introduce new, fully optimized products in the marketplace that we believe meet the changing needs of our customers. For example we unveiled a new line-up of power amplifiers for Qualcomm’s 3G chipset solution that offers an extensive portfolio for next generation 3G mobile devices and provides the building blocks for future converged/multi-mode amplifiers.

Capitalize on partnerships with industry leaders in our target markets.

We plan to continue to establish and maintain close working relationships with industry leaders in our target markets. We also intend to maintain existing, and establish new, strategic relationships with companies that provide access to new technologies, products and markets. These relationships are critical to providing us with insights into future customer requirements, which facilitates the timely development of new products and services to meet the changing needs of our target markets.

Markets and Applications

We focus on three end markets in the electronic communications system industry: mobile devices, networks and defense and aerospace applications.

Mobile Devices

The demand for mobile devices has evolved over the past several years as a result of increased demand for enhanced voice and data communication capabilities. Users want mobile devices to provide signal quality similar to wired communication systems, be smaller and lighter, accommodate longer talk time and standby time and contain complex functionality such as digital cameras, video recorders, music players, GPS, Bluetooth, internet access, mobile television and other video standards. The most significant trend today in the mobile devices market is the introduction and growth of smartphones. A smartphone contains application processing capability that allows the device to be a platform for a wide variety of software applications, including email, calendar, location based services, web based services, music, travel aids, games and range-finders for golf applications. Smartphones typically have separate power amplifiers and RF circuitry for voice and data. Additionally they typically have more than on RF line up for multiple bands enabling multi-region access and coverage – i.e. a world phone. The increased number of RF line ups has increased our content by 5 to 6 times compared to a traditional voice phone. This increase in wireless communication traffic has resulted in congestion of the assigned frequency bands, creating capacity issues for network operators. As a consequence, wireless communications standards are evolving to more efficiently utilize the available spectrum, and demand has increased for mobile devices that work across multiple standards and frequency bands. Mobile devices of this complexity provide new technical challenges that our products are well suited to address, and we believe our handset strategy will be able to meet the needs of this evolving market.

Our mobile devices revenue derives from sales of electronic components for mobile phones, including transmit modules, RF filters, power amplifiers (“PAs”) and power amplifier modules (“PAMs”), duplexers, other RF devices and integrated products. We sell these products to handset manufacturers worldwide. Historically, the demand for handset components and modules has been driven by the increasing usage of mobile devices worldwide and the increasing complexity of those mobile devices which utilize features such as multiband radios and global positioning systems. Worldwide, the total number of handset subscribers continues to grow, with China and India growing at the fastest rates. Our growing product portfolio addresses the needs of 3G mobile communication with a complete selection of WCDMA/EDGE modules.

In many handset applications, GaAs material and device design can provide key performance advantages over silicon, such as higher frequency operation, improved signal reception and transmission, better signal processing in congested bands and greater power efficiency for longer battery life. These performance advantages are becoming increasingly important to new mobile device applications and we believe our use of GaAs wafer substrates and a variety of technologies provides us with the ability to satisfy market demands for those products performance features. Further, our access to varied process technologies enables us to combine them in applications to optimize both product performance and cost.

Historically, we have experienced seasonal fluctuations in our sales of handset components. Our revenues are generally the strongest in the third and fourth quarters in response to the holiday selling season, and weakest in the first quarter of each year. This seasonality was apparent in the first half of 2009, coupled with the economic downturn which further suppressed demand for our products, particularly in the first quarter. During 2009 as a whole, we had many design wins, placing our products in over 115 phone models.

As a percentage of our total revenues, our revenues from mobile devices products accounted for approximately 63% in 2009, compared to 52% of revenues in 2008 and 53% of revenues in 2007.

Networks

Our networks market includes products that support the transfer of voice and data across wireless or wired infrastructure. Our Networks strategy is “Simplifying RF Connectivity” through integration, packaged performance and unmatched customer support. Our products for this market are divided into four main categories:

•	Wireless Client which includes broadband wireless access products for GPS, wireless local area networks (“LANs”) and WiMAX within the client applications;

•

Transport, which includes wireless and wired broadband applications such as point-to-point microwave radios, community access television or cable television (“CATV”) / Fiber to the Home (“FTTH”), optical transport such as 10G and 40G communications, and ground terminals for satellite communication applications such as very small aperture terminals (“VSAT”);

•	Base station products for second generation (“2G”), 3G and 4G LTE next generation metro area communication systems; and

•	Catalog and application specific products that serve emerging or multiple markets.

In 2009 TriQuint acquired TriAccess Technologies Inc. (“TA”). The acquisition has enabled us to sizably expand our CATV and FTTH portfolio. TriQuint is now positioned to offer end-to-end solutions for signal amplification and filtering including headend, infrastructure and home applications. Continued growth in this market is being driven by the conversion to digital programming mandated in a number of areas across the globe (United States, China, etc), and the rise of ‘triple play’ (video-voice-internet) connectivity in cable markets. Expansion and upgrade is also being driven by incumbent cable operators expanding their service offerings to compete with telecom providers entering the market for the first time. We continue to see the resurgence of our point-to-point radio products and the 10 Gigahertz and 40 Gigahertz optical products, driven largely by the number of wireless backhaul base station installations and upgrades as the demand for data-centric applications increases. This increase is driven primarily by the growing number of smartphones, MIDs, and other bandwidth-hungry consumer mobile devices that have pushed capacity limits within wireless networks.

Base stations are critical to the success of any mobile network because they form the backbone of these complex wireless communications systems. The demand for base station equipment is related to network build-out plans of wireless network operators and is dependent upon the capital equipment budgets of those operators. In addition, the growing need to ‘green’ base station infrastructure—to reduce power consumption while meeting customer expectations for reliable service and expanded application offerings continues to drive the move from 2G to 3G and 4G systems. We believe there are three major drivers to the base station equipment market. The first is the continued deployment of base stations in Asia and other emerging markets such as China, India and Africa. The second is the build-out of 3G WCDMA and 4G LTE/WiMAX systems to support higher speed data transfer. The third is the build-out of GSM/EDGE networks for Latin America to upgrade and expand existing networks. Demand in the base station market prior to 2009 increased as a result of increased capital spending by network operators, including EDGE rollouts in the U.S., WCDMA rollouts in Europe and new network build-outs in Asia and India. The popularity of smartphones and other mobile devices that require broad bandwidth continues to grow and the expanding requirement for higher-efficiency operation is expected to drive base station market growth in 2010 and beyond.

To meet the changing needs of the base station market, TriQuint has released a new family of highly-linear, highly-efficient base station high-power transistors called TriPower™ for WCDMA/universal mobile telecommunications system (“UMTS”) 3G networks. TriPower devices can improve efficiency of the base station amplifier system by 55% or more. Traditional GSM/GPRS system amplifiers cannot simultaneously achieve high efficiency at the linear operation power level required for more data-centric 3G/4G systems, but TriQuint’s TriPower™ transistors provide a significant ‘step-function’ improvement in amplifier efficiencies while operating at a high linear power level. Higher linear efficiency operation generates less heat and allows system providers to realize immediate savings by reducing transistor heat sink size, the number of cooling fans required and overall air-conditioning expense. We believe our products will help to eliminate the current ground based amplifier configuration in exchange for tower-top amplifiers, which further lowers system operating costs. In this market we also provide SAW filters and millimeter wave MMIC devices used in base station transceivers. Revenues from this end market can vary significantly from quarter to quarter and are dependent on both new base station build-out and upgrades to existing base stations.

Our revenues from networks products accounted for approximately 25% of our total revenues in 2009, compared to 37% in 2008 and 36% in 2007.

Defense and Aerospace

Our largest customers in this market are military subcontractors to the U.S. government. These subcontractors use our products for phased-array radar to identify, track and target aircraft and threats of unknown origin as well as in communications systems. The capability to track multiple targets simultaneously is one of the key enhancements found in the new generation of fighters such as the F-22 Raptor and the Joint Strike Fighter (“JSF”). We are teamed with prime contractors for both of these programs. TriQuint microwave PAs provide the capability to transmit the power that is at the heart of the radar’s operation. These radars consist of large element arrays, each with their own PA. In addition to supplying components for airborne phased array radars, TriQuint is engaged with prime defense contractors in the development and production of phased array radars for ship-board and ground-based applications. In the military communications field, we supply filters and other components for hand-held and satellite communications systems.

TriQuint is also directly engaged with the U.S. government, primarily through our DARPA contract, to develop high power, wideband amplifiers in GaN. GaN high electron mobility transistor (“HEMT”) devices provide the higher power density and efficiency required for high power phased array radar, electronic warfare, missile seeker and communications systems. We believe that at the end of the program, TriQuint will have a reliable, reproducible and stable GaN process suitable for the Department of Defense (“DoD”) and commercial applications. In 2009 we were awarded a second DARPA contract also connected to GaN research and development. TriQuint was awarded a ‘NEXT’ contract to develop advanced GaN MMICs of a complex, higher-power nature. The current conflicts in the Middle East are consuming a significant portion of the military budget, and although TriQuint experienced a sizeable increase in revenues in 2009 there may be some risk to ongoing programs beyond the DARPA R&D programs noted. On the other hand, the DoD is proceeding to upgrade existing systems, and seek cost sharing benefits within existing programs that have lead to interest in Commercial Off The Shelf (“COTS”) products—an area in which TriQuint leads for high frequency/high reliability products. TriQuint is well positioned to continue participating in F-15 and B-2 upgrades in addition to the growth experienced in other programs. Continuing interest in GaN devices has led to more business for our GaN foundry, and the introduction of new products in 2009. Other new GaN product introductions are expected in 2010.

Our defense and aerospace business accounted for approximately 12% of our total revenues in 2009, compared to 11% in 2008 and 11% in 2007.

Products

We offer a broad array of filtering, switching and power products for RF, microwave, and millimeter-wave applications. We utilize specialized substrate materials and high performance technologies such as pHEMT, GaN HEMT, heterojunction bipolar transistors (“HBT”), Metal-Semiconductor Field Effect Transistor (“MESFET”), SAW and BAW to design and manufacture products which lower the cost and/or improve the performance of our customers’ applications. We believe our products offer other key advantages, including steeper selectivity, improved linearity, lower distortion, higher power and power-added efficiency, reduced size and weight and more precise frequency control, relative to competing devices. Our broad range of standard and customer-specific integrated circuits, components and modules, and SAW and BAW duplexers and filters, combined with our manufacturing and design services, allow customers to select the specific product solution that best fulfills their technical and time-to-market requirements. We believe efficient manufacturing facilities and processes result in products that provide our customers a favorable price/performance.

Finally, we serve as a foundry for some customers, building GaAs wafers to their specifications. Our services in this area include design consulting, wafer fabrication, test engineering, package engineering, assembly and test.

Mobile Devices

Our mobile device products include transmit modules, power amplifier modules, power amplifier-duplexer modules, duplexers, switches, integrated products and other advanced products to meet the changing needs of the global communications marketplace. We use our broad in-house technology portfolio to address the low noise, power efficient amplification, low loss switching and efficient and accurate frequency conversion requirements of system designers. Our products support 2G, 3G and 4G standards (GSM, GPRS, EDGE, CDMA, EV-DO WCDMA, HSPA, WEDGE, WGPRS, LTE, WLAN and others) and can be found across this wide frequency spectrum. We believe our compact, highly integrated modules and components enable quicker design turns, higher performance, lower part count and reduced overall solution costs.

Networks

Our networks division addresses four primary markets focused on wireless client connectivity, base station, transport and emerging markets. Wireless client consists of products sold for client and/or Customer Premise Equipment (“CPE”) wireless connectivity. WLAN and WiMAX for laptop computers represent the majority of this market. Base station includes our products used in all cellular 2G, 3G and 4G standards of base transceiver stations (“BTS”). Transport is an umbrella term we use for products, standards and technology used to support higher data rates across wireless or wired networks. This includes network applications such as point-to-point radio, cable or CATV, optical networking and non-military satellite based communication. Our emerging markets and “other” products include all products which do not fit into our handset or defense and aerospace markets, or into the wireless client, base station or transport segments of our networks market. Products classified as “other” include our automotive, test equipment, radio-frequency identification (“RFID”) and medical as well as multi-market standard products. These products enable the emerging trend toward ‘connectivity convergence.’ This next-generation trend leads to new designs that leverage multiple technologies and embrace multiple wireless standards to provide end-users with new wideband internet connections.

We utilize our extensive process and assembly technologies to integrate RF functionality both at the die and module level, which are optimized to application specific transceivers. Packaged devices ease assembly for our customers’ high frequency products and make our portfolio accessible to more manufacturers. Additionally, we use our extensive network of representative and distribution channels as well as our expanded product selection guides to provide greater and easier access to our portfolio. In addition, our global team of application engineers assists customers with design and production needs.

Defense and Aerospace

Our defense and aerospace devices—including packaged products, die-level ICs, MMICs, multi-chip modules—are used in many diverse communications and phased array radar programs. These programs include major ship-based, airborne and battlefield systems as well as sat-com, electronic warfare and guidance applications. Our products are used in large scale programs with long lead-times. Once a component has been designed into an end-use product for a military application, the same component is generally used during the entire production life of the end-use product.

We are accredited by the DoD’s Trusted Access Program Office for fabrication of integrated circuits as a Category 1A ‘Trusted Foundry.’ Accreditation is an assurance that TriQuint processes and procedures meet stringent quality and security controls, which can permit increased levels of high security / classified application specific integrated circuit (“ASIC”) foundry business. Through accreditation TriQuint joins a small group of GaAs suppliers certified by the DoD as able to fabricate and deliver devices for applications.

We have developed a family of next-generation discrete RF transistors called PowerBand™ that provide wideband applications designers efficiency while simultaneously delivering high power performance across unprecedented bandwidth: 500MHz to 3GHz. TriQuint’s new PowerBand™ family of RF transistors enables sizeable reductions in product form factors and overall system cost savings as well as reduced operating expenses. PowerBand™ devices are used for signal jammer and specific radar applications as well as wideband wireless communications. TriQuint expects to release new PowerBand GaN devices in the first quarter of 2010.

Our products play a critical role in identifying and neutralizing threats against defense forces around the globe. We are actively engaged with existing customers while seeking greater emerging application opportunities. For example: our airborne radar experience with F-22 and F-18 systems has led to ongoing work in the multi-national JSF program as well as one of the newest anti-missile phased array radar systems and the Eurofighter Typhoon program. Our leadership is evidenced through selection by many agencies for high frequency / high reliability research and development, including awards by DARPA for Phase III of the Wide Bandgap Semiconductor (“WBGS”) program and the ‘NEXT’ program. The WBGS Phase III program focuses on near-term GaN advancements while ‘NEXT’ explores advanced and promising new GaN technology.

Design and Process Technology

In order to rapidly develop and cost-effectively introduce new products that address the needs of our customers, we have made substantial investments in building our capabilities in RF technologies. We have developed an extensive library of component cells and associated software tools and databases which we use to facilitate the design of our integrated circuits. We have also developed a variety of processes and techniques to fully utilize the component cell library, including additional work on the material. The advancement of our products is dependent on our ability to quickly and accurately produce the proper material structure to meet the targeted end device performance. We have also developed and documented process and design rules which allow customers to design proprietary integrated circuits themselves.

Our manufacturing strategy is to use high volume process technologies when possible to enable us to provide cost-effective, stable, uniform and repeatable solutions for our customers. We achieve this by developing process modules, which, when combined together, allow for the rapid development of new processes. As a result, we are able to enjoy the cost advantages associated with standard high volume semiconductor manufacturing practices. The core process technology in our Hillsboro, Oregon wafer fabrication operation employs both implanted and epitaxial structures, 4 micron metal pitch, typically 0.5 or greater micron geometries, involves 10 to 21 mask steps, and is scalable. The recent addition of an optical process for 0.25 and 0.13 micron gates gives a significant advantage in cost, with a small degradation in performance, over the typical e-beam process required to achieve those types of gate structures. In the past year a bipolar field effect transistor (“BiHEMT”) process has been qualified to allow for the monolithic integration of our full HBT and pHEMT capability on one chip. The process technology employed in our Texas wafer fabrication operation includes additional advanced performance production processes. In our Florida wafer fabrication operation, we use manufacturing techniques that are very similar to those for integrated circuits to produce our SAW devices. In our Texas and Bend, Oregon wafer fabrication operations, we use manufacturing techniques that are very similar to those for integrated circuits to produce our BAW devices.

Customers

We have a broad customer base of leading systems manufacturers. Revenues from customers representing approximately 10% or more of total revenues for each period are as follows (as a percentage of total revenues):

	Year ended December 31,
	2009		2008		2007
Futaihua Industrial (Shenzhen) Co Ltd, a sister company of Foxconn	20%		12%		(1)
Samsung		(1)		(1)	14%
Motorola		(1)		(1)	12%

(1)	During the period presented, the customer did not represent more than 10% of our total revenues.

Any significant loss of, or a significant reduction in purchases by, one or more of these customers could have an adverse affect on our financial condition and results of operations.

Our sales to end customers outside the U.S. accounted for approximately 64%, 71% and 78% of revenues in 2009, 2008 and 2007, respectively. Sales to our customers outside the U.S. representing approximately 10% or more of total revenues for each period are as follows (as a percentage of revenues):

	Year ended December 31,
	2009	2008	2007
China	34%	24%	30%
Hong Kong	11%	13%	(1)
South Korea	(1)	(1)	16%

(1)	During the period presented, the country did not represent more than 10% of our total revenues.

Some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce.

Manufacturing

We currently have seven manufacturing centers located in Oregon, Texas, Florida, California, the Philippines and Costa Rica as follows:

•

A 254,000 square foot Hillsboro, Oregon facility located on 50 acres of land. This facility houses our 76,000 square foot wafer fabrication facility as well as executive, administrative, engineering, test and technical offices. The fabrication facility includes 24,000 square feet of space that is operated as a Class 10 performance clean room.

•

A 14,100 square foot, Bend, Oregon facility of which approximately 4,600 is fabrication space. This facility was acquired as part of our TFR acquisition and is under an operating lease expiring in June 2011.

•

A 540,000 square foot Richardson, Texas facility on approximately 38 acres of land. The Richardson facility has 48,000 square feet of Class 1 performance clean room space; however, we currently operate the clean room as a Class 10 performance clean room.

•

A 93,700 square foot wafer fabrication, assembly and test facility located in Apopka, Florida on approximately 16 acres of land. The Apopka wafer fabrication facility includes 30,500 square feet of manufacturing space and 25,000 square feet of clean room, of which 4,500 square feet is a Class 10 performance clean room.

•

A 61,300 square foot assembly and test facility for the production of SAW filters in San Jose, Costa Rica on approximately 2 acres of land. The Costa Rican facility has over 19,000 square feet of clean room space. We use our Costa Rica facility to assemble, package, test and ship final product to customers. This facility is located in the Metro Free Trade Zone. We had a 50% tax holiday for this facility that expired in March 2009. In March, 2009, we received a new 100% tax holiday for this facility that expires in 2017.

•

A 124,000 square foot facility located in San Jose, California. This facility was acquired as part of our purchase of WJ Communications, Inc. (“WJ”) and is under an operating lease expiring in March 2011.

•

A 6,000 square foot facility located in Laguna Technopark, Philippines. This facility is under an operating lease that expires in June 2010 and was acquired as part of our purchase of WJ Communications, Inc.

The fabrication of integrated circuits and filter products in these facilities is highly complex and sensitive to particles and other contaminants, and requires production in a highly controlled, clean environment. Minute impurities, difficulties in the fabrication process or defects in the masks used to transfer circuits onto the wafers can cause a substantial percentage of the wafers to be rejected or numerous die on each wafer to be nonfunctional. The more brittle nature of GaAs wafers can also lead to higher processing losses than experienced with silicon wafers. To maximize wafer yield and quality, we test our products in various stages in the fabrication process, maintain continuous reliability monitoring and conduct numerous quality control inspections throughout the entire production flow. Our manufacturing yields vary significantly among our products, depending upon a given product’s complexity and our experience in manufacturing it.

We incur a high level of fixed costs to operate our own manufacturing facilities. These fixed costs consist primarily of facility occupancy costs, investment in manufacturing equipment, repair, maintenance and depreciation costs related to equipment and fixed labor costs related to manufacturing and process engineering.

For integrated circuit products made by our Oregon facility, we use outside assembly contractors. Our Texas and Florida facilities manufacture and sell packaged products, which are also assembled by outside contractors or in Costa Rica. Overall, our outside assembly services are contracted to approximately ten vendors, five of which are located in the U.S. These vendors perform both test and assembly services. We have moved a significant portion of our high volume product assembly and test services offshore to vendors in China, Malaysia, Korea and the Philippines.

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

For our acoustic filter manufacturing operations, we use several raw materials, including wafers made from quartz, lithium niobate (“LiNbO3”) or lithium tantalite (“LiTaO3”), as well as ceramic or metal packages. Relatively few companies produce these piezoelectric wafers and metal and ceramic packages. Our most significant suppliers of ceramic surface mount packages are based in Japan. For our SAW operations, we also utilize multiple qualified wafer vendors and qualified mask set vendors.

The average selling prices of our products typically decrease 10-15% per year. We expect our suppliers to reduce their prices at a similar rate.

Marketing, Sales and Distribution

We sell our products through independent manufacturers’ representatives, independent distributors and our direct sales staff.

Backlog

As of December 31, 2009, we had unfulfilled orders, referred to as our backlog, of approximately $125.2 million compared to approximately $98.3 million as of December 31, 2008. We include in our backlog all purchase orders and contracts for products requested by the customer for delivery within approximately 12 months.

We do not have long-term agreements with any of our customers, except for certain defense and aerospace and contract based revenues. Customers generally purchase our products pursuant to cancelable short-term purchase orders. Our customers have canceled these purchase orders or rescheduled delivery dates in the past, and we expect that these events may also occur in the future.

Frequently, we can ship products from inventory shortly after receipt of an order, referred to as “turns business,” and these orders may not be reflected in backlog. Accordingly, backlog as of any particular date may not be predictive of sales for any future period.

Research and Development

Our research and development efforts are directed toward developing enabling technologies for integrated circuits, acoustic filters and modules. We are focused on improvements to our existing products’ performance, development of new processes, reductions of manufacturing process costs, yield improvements and improvements in device packaging. We are continually designing new and improved products to maintain our competitive position. Although we have patented a number of aspects of our process technology, the market for our products is characterized by rapid changes in technologies. The success of new product introductions is dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable fabrication yields and market acceptance. The development of new products by us and the design into customers’ systems can take several years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs. As of December 31, 2009, approximately 347 of our employees were engaged in activities related to process and product research and development, and our research, development and engineering expenses in 2009, 2008 and 2007 were approximately $109.4 million, $91.5 million and $65.4 million, respectively, which were 16.7%, 16.0% and 13.8% of total revenues, respectively. We expect to continue to spend substantial funds on research and development.

Competition

The markets for our products are characterized by price competition, rapid technological change, short product life cycles, and competition across geographies. Due to the increasing requirements for lower cost, better efficiency, reduced current consumption and smaller size, we expect intense competition from existing competitors and potential new entrants that develop a disruptive technology that threaten to compete in our targeted markets.

For our integrated modules, we compete primarily with the following competitors: Anadigics Inc., Avago, Inc., Eudyna, Inc., Raytheon Co., RF Micro Devices, Inc., Skyworks Solutions, Inc., Phonon Corp., RF Monolithics, Inc., TDK and EPCOS AG, Murata Manufacturing Co., Panasonic Corp. and others. Competition could also come from companies developing new alternative technologies such as CMOS power amplifiers and switches.

Our prospective customers are typically systems designers and manufacturers that are considering the use of GaAs integrated circuits or SAW and BAW filters for their high performance communications systems. Competition is primarily based on performance elements such as linearity and efficiency, as well as price, product quality and ability to deliver products in a timely fashion. We believe that we currently compete favorably with respect to these factors. Due to the proprietary nature of our products, competition occurs almost exclusively at the system design stage. As a result, a design win by our competitors or by us often limits further competition with respect to manufacturing a given design.

Intellectual Property Matters

We rely on a combination of patents, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We have patents granted and pending in the U.S. and elsewhere and intend to continue to apply for patents on our technology. We have approximately 200 patents that expire from 2010 to 2027, with most expiring between 2015 and 2023. In addition to having our own patents and patent applications, we have acquired U.S. and foreign patents and patent applications in connection with corporate mergers and acquisitions.

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

Environmental Matters

Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in our manufacturing processes. We provide our own manufacturing waste water treatment and disposal for most of our manufacturing facilities and have contracted for the disposal of hazardous waste. State agencies require us to report usage of environmentally hazardous materials and we have retained the appropriate personnel to help ensure compliance with all applicable environmental regulations. We believe that our activities conform to present environmental regulations; however, increasing public attention has been focused on the environmental impact of semiconductor operations, and these regulations may require us to fund remedial action regardless of fault.

In addition, the use and disposal of electronics is under increasing scrutiny and various countries have begun to adopt regulations such as the European Union’s Waste Electrical and Electronic Equipment (“WEEE”) and the Reduction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directives, which could require us to both redesign our products to comply with the standards and develop compliance administration systems. We expect additional countries and locations to adopt similar regulations in the future that may be more stringent than the current regulations. Currently, however, we believe our commercial products are compliant with these emerging regulations.

Employees

As of December 31, 2009, we employed 2,393 people, including 1,716 in manufacturing and support related positions, 347 in process, product and development engineering, 165 in marketing and sales and 165 in general and administration functions. As of December 31, 2009, none of our employees were represented by a collective bargaining agreement; except for 46 employees in Germany. We consider our relations with employees to be good and we have not experienced a work stoppage due to labor issues.

Item 1A.	Risk Factors

Risk Factors

Our operating results may fluctuate substantially, which may cause our stock price to fall.

Our quarterly and annual results of operations have varied in the past and may vary significantly in the future due to a number of factors including the following:

•	general economic conditions, including the current recession in the U.S. and a worldwide economic slowdown;

•	disruptions to the global credit and financial markets;

•	cancellation or delay of customer orders or shipments;

•	market acceptance of our products and those of our customers;

•	market acceptance of new/developing technologies that perform in a manner comparable to our products;

•	variability of the life cycles of our customers’ products;

•	variations in manufacturing capacity and yields, including additional costs or delays in increasing manufacturing capacity needed to support increasing customer demand;

•	changes in the mix of products we sell;

•	volatility in precious metal prices;

•	variations in operating expenses;

•	variations in product warranty claims;

•	impairments of our assets;

•	the long sales cycles associated with our products;

•	the timing and level of product and process development costs;

•	variations in raw material availability, quality and costs;

•	delays in new process qualification or delays in transferring processes;

•	the timing and level of nonrecurring engineering revenues and expenses relating to customer-specific products;

•	significant changes in our own inventory levels as well as our customers; and

We expect that our operating results will continue to fluctuate in the future as a result of these and other factors. Unfavorable changes in these or other factors could cause our results of operations to materially suffer. Due to potential fluctuations, period-to-period comparisons of our results of operations are not necessarily indicative of our future performance.

Our business may be negatively affected by the volatility and disruption of the capital and credit markets, and adverse changes in the global economy.

Current uncertainty in global economic conditions poses a risk, as consumers and businesses may defer purchases in response to restricted access to credit and negative financial news, which could negatively affect product demand. Demand could be different from our expectations due to a variety of factors, including changes in business and economic conditions; conditions in the credit market that could affect consumer confidence; customer acceptance of our and our competitors’ products; changes in customer order patterns, including order cancellations; and changes in the level of our customers’ inventory. Credit market conditions also may slow our collection efforts as customers experience increased difficulty in obtaining requisite financing, leading to higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense. In addition, credit conditions may impair our vendors’ ability to finance the portion of raw materials or general working capital needs to support our production requirements, resulting in a delay or non-delivery of inventory shipments.

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

We compete with U.S. and international semiconductor manufacturers, including Skyworks, RF Micro Devices, Avago and Anadigics. Some of our competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. We expect intensified competition from existing integrated circuit, SAW and BAW device suppliers, and from the potential entry of new competitors into our target markets. The operations of some companies producing products similar to ours for their internal requirements also contribute to a competitive environment.

Competition is primarily based on performance characteristics such as linearity, device size and efficiency. Other principal competitive factors include:

•	prices of competitors’ products;

•	the timeliness of adoption of new technology;

•	market acceptance of varying technologies;

•	impact of new technologies on the demand for our existing products;

•	product quality; and

•	strategic customer relationships.

Competition from existing or potential competitors may increase due to a number of factors, including:

•	new or emerging technologies in integrated circuit design using alternative materials;

•	new or emerging technologies such as digital filtering direct conversion as alternatives to SAW filters;

•	mergers and acquisitions among our customers and our competitors, with one another or other entities;

•	longer operating histories and presence in key markets;

•	strategic relationships between our competitors;

•	the ability to obtain raw materials at lower costs due to larger purchasing volumes or other advantageous supply relationships;

•	access to a wider customer base; and

•	access to greater financial, technical, manufacturing and marketing resources.

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

Our future success will depend, in part, upon our ability to successfully develop and introduce new products based on emerging industry standards. We have performed and must continue to perform significant research and development of advanced materials such as GaN on silicon carbide to compete with future technologies of our competitors. These research and development efforts may not be accepted by our customers, and therefore may not achieve sustained production in the future. Further, we may not be able to improve our existing products and process technologies, or be able to develop new technologies in a timely manner or effectively support industry standards. If we fail to design and produce these products in a manner acceptable to our customers, or have incorrectly anticipated our customers’ demand for these types of products, our business, financial condition and results of operations could suffer.

Our operating results may suffer due to fluctuations in demand for semiconductors and electronic communications components.

From time to time, our markets have experienced significant downturns and wide fluctuations in product supply and demand, often in connection with, or in anticipation of, maturing product cycles, capital spending cycles and declines in general economic conditions. The cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We have experienced, and may experience again, periodic fluctuations in our financial results because of these or other industry-wide conditions. For example, in early 2009 demand for communications applications decreased substantially, which negatively affected our operating results. If the current market demand does not improve, and/or if there is continued pressure on average selling prices and our cost reduction efforts are not effective, our operating results could suffer.

A limited number of customers represent a significant portion of our revenues. If we were to lose any of these customers, our revenues could decrease significantly.

We typically have end customers who generate more than 10% of our revenues for a given period. For 2009 and 2008, Futaihua Industrial (Shenzhen) Co Ltd, a sister company of Foxconn, accounted for more than 10% of our revenues. In 2007, Samsung and Motorola each accounted for more than 10% of our revenues. Any significant loss of, or a significant reduction in purchases by, one or more of these customers could have an adverse affect on our financial condition and results of operations.

If we build products to support high volume forecasts that never materialize into orders, we may have to write off excess and obsolete inventory or reduce our prices.

We typically increase our inventory levels to meet forecasted future demand. If the forecasted demand does not materialize into purchase orders for these products, we may be required to write off our inventory balances or reduce the value of our inventory to fair value, based on a reduced sales price. A write off of the inventory, or a reduction in the inventory value due to a sales price reduction, could have an adverse effect on our financial condition and operating results. We could incur similar charges in the future, which would negatively affect our financial condition.

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

To offset these decreases, we must achieve yield improvements and other cost reductions for existing products, and introduce new products that can be manufactured at lower costs. However, we believe our costs of producing GaAs integrated circuits will continue to exceed the costs associated with the production of silicon devices. As a result, to remain competitive, we must offer devices which provide performance superior to silicon-

based solutions. If we do not continue to identify markets that require performance superior to that offered by silicon solutions or if we do not continue to offer products that provide sufficiently superior performance to offset the cost differentials, our operating results could be adversely affected.

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

We may be unable to achieve expected yields on new products prior to experiencing selling price pressures on them. If our cost reductions and new product introductions do not occur in a timely manner or do not achieve market acceptance, our results of operations could suffer.

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

If we fail to sell a high volume of our products or underutilize our manufacturing facilities our operating results could be harmed.

Because large portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed. During periods of decreased demand, we have underutilized our manufacturing lines. This excess capacity means we incur increased fixed costs in our products relative to the revenues we generate, which could have an adverse effect on our results of operations, particularly during economic downturns. If we are unable to improve utilization levels at these facilities and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations.

If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs in the short-term and our operating results would be harmed. In addition, lead times required by our customers are shrinking which reduces our ability to forecast revenues and adjust our costs in the short-term.

In some areas of our business, particularly in mobile devices, we have customers who ship their products in very large unit volumes. If we are unable to support our customers when their production volume increases, we may be considered to be an unreliable supplier and our customers may seek alternate suppliers for products that we may have anticipated producing over an extended period of time and in large quantities, which could adversely affect our results of operations. In addition, if we experience delays in completing designs, fail to obtain development contracts from customers whose products are successful, or fail to have our product designed into the next generation product of existing volume production customers, our revenues could be harmed.

We face risks of a loss of revenues if contracts with the U.S. government or defense and aerospace contractors are canceled or delayed.

We receive a portion of our revenues from the U.S. government or from prime contractors on U.S. government sponsored programs, principally for defense and aerospace applications. These defense and aerospace programs with the U.S. government generally have long lead times, such as the DARPA contract to develop high power, wide band amplifiers in GaN and the F-35 Raptor and JSF aircraft programs. These defense and aerospace programs are also subject to delays or cancellation. Further, spending on defense and aerospace contracts can vary significantly depending on funding from the U.S. government. We believe our government and defense and aerospace contracts in the recent past have been negatively affected by defense and aerospace operations such as the war in Iraq, as the government has allocated more funding to the war and less on new development and long-term programs, such as the ones in which we participate. Reductions in defense and aerospace funding or the loss of a significant defense and aerospace program or contract would have a material adverse effect on our operating results.

We face risks from failures in our manufacturing processes, the maintenance of our fabrication facilities and the processes of our vendors.

The fabrication of integrated circuits, particularly those made of GaAs, is a highly complex and precise process. Our integrated circuits are primarily manufactured on wafers made of GaAs while our SAW filters are currently manufactured primarily on LiNbO3, LiTaO3 and quartz wafers and our BAW wafers are currently manufactured on sapphire or silicon wafers. We refer to the proportion of final components that have been processed, assembled and tested relative to the gross number of components that could be constructed from the raw materials as our manufacturing yield. Compared to the manufacturing of silicon integrated circuits, GaAs technology is less mature and more difficult to design and manufacture within specifications in large volume. In addition, the more brittle nature of GaAs wafers can result in lower manufacturing yields than with silicon wafers. Further, during manufacturing, each wafer is processed to contain numerous integrated circuits or SAW/BAW filters which may also result in lower manufacturing yields. As a result, we may reject or be unable to sell a substantial percentage of wafers or the die on a given wafer because of, among other factors:

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

In addition, the maintenance of our fabrication facilities and our assembly facilities is subject to risks, including:

•	the demands of managing and coordinating workflow between geographically separate production facilities;

•	disruption of production in one of our facilities as a result of a slowdown or shutdown in one of our other facilities; and

•	higher operating costs from managing geographically separate manufacturing facilities.

The transfer of production of a product to a different facility often requires the qualification of the facility by certain customers. If transfers or qualifications are not implemented on a cost-effective basis or cause delays or disruption in our production, our results of operations could be adversely affected. We also depend on certain vendors for components, equipment and services. We maintain stringent policies regarding qualification of these vendors. However, if these vendors’ processes vary in reliability or quality, they could negatively affect our products, and thereby, our results of operations.

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

Location	Type of Disaster	Approximate Percent of Total*
		Fixed Assets	Revenues
Apopka, Florida	H	15%	6%
Bend, Oregon	E, V	0%	1%
Dallas, Texas	H	42%	18%
Hillsboro, Oregon	E, V	23%	75%
San Jose, Costa Rica	E, V, H	10%	4%
San Jose, California	E	1%	0%
Laguna Technopark, Philippines	V, H	0%	0%

E—Earthquake/mudslide

V—Volcanic eruption

H—Hurricane, tornado, typhoon, and/or flooding

*	Figures are based on revenues for the twelve months ended December 31, 2009 or net fixed assets as of December 31, 2009. Additionally, the sum may be greater than 100% due to shared risks between locations.

Any disruptions from these or other natural disasters could have a material adverse effect on our operations and financial results.

Our operating results could be harmed if we lose access to sole or limited sources of materials, equipment or services or if our third party providers are unable to fulfill our requirements.

We currently obtain a portion of the components, equipment and services for our products from limited or single sources, such as certain ceramic packages and chemicals. We purchase these components, supplies and services and this equipment on a purchase order basis, do not carry significant inventories and generally do not have long-term supply contracts with these vendors. Our requirements are relatively small compared to silicon semiconductor manufacturers. Because we often do not account for a significant part of our vendors’ business, we may not have access to sufficient capacity from these vendors in periods of high demand. We currently use subcontractors for the majority of our integrated circuit and module assemblies, as well as final product testing. Further, we expect our utilization of subcontractors to grow as module products become a larger portion of our product revenues. If these subcontractors are unable to meet our needs, it could prevent or delay production shipments and negatively affect our results of operations and our customer relationships. If we were to change any of our sole or limited source vendors or subcontractors, we would be required to requalify each new vendor and subcontractor. Requalification, which can take up to 12 months, could prevent or delay product shipments, negatively affecting our results of operations. In some cases, it would be difficult to replace these suppliers.

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

If we fail to comply with environmental regulations we could be subject to substantial fines, and required to suspend production, alter manufacturing processes or cease operations.

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

Two former production facilities at Scotts Valley and Palo Alto, California from our acquisition of WJ Communications, Inc. have significant environmental liabilities for which we have entered into and funded fixed price remediation agreements and obtained cost-overrun and unknown pollution insurance coverage. These arrangements may not be sufficient to cover all liabilities related to these two sites.

Environmental regulations such as the WEEE and RoHS directives may require us to redesign our products and to develop compliance administration systems.

Various countries require companies selling a broad range of electrical equipment to conform to regulations such as the WEEE and RoHS. New environmental standards such as these could require us to redesign our products in order to comply with the standards, and require the development of compliance administration systems. For example, RoHS requires that certain substances be removed from all electronic components. We have already invested significant resources into developing compliance tracking systems, and further investments may be required. Additionally, we may incur significant costs to redesign our products and to develop compliance administration systems; however, alternative designs may have an adverse effect on our gross profit margin. If we cannot develop compliant products timely or properly administer our compliance programs, our revenues may also decline due to lower sales, which would adversely affect our operating results. Further, if we were found to be non-compliant with any rule or regulation, we could be subject to fines, penalties and/or restrictions imposed by government agencies that could adversely affect our operating results.

If we fail to manage our growth effectively or to successfully integrate TriAccess, or any future acquisition, our business could be harmed.

On an ongoing basis, we review acquisition and investment opportunities that could strengthen our product line, expand market presence and complement our technologies. We face risks from our recent and any future acquisitions or investments, including the following:

•	we may fail to retain the key employees of newly acquired companies required to make the operation successful or successfully integrate personnel of those companies;

•	we may experience difficulties integrating our financial and operating systems and maintaining effective internal control over financial reporting;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and risk management;

•	our ongoing business and operations, particularly our manufacturing yields, may be disrupted or receive insufficient management attention;

•	we may not cost-effectively and rapidly incorporate the technologies we acquire or recognize the cost savings or other financial benefits we anticipated;

•	we may not be able to cost-effectively develop commercial products using newly acquired technology;

•	we may not be able to meet the demands of and/or retain the existing customers of newly acquired operations;

•	our corporate culture may clash with that of any acquired business; and

•	we may incur unknown liabilities associated with acquired businesses.

Our business may be harmed if we do not successfully address these risks or any other problems that arise in connection with future acquisitions.

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

We may need to engage in legal actions to enforce our intellectual property rights, which could require the spending of a significant amount of resources and the attention and efforts of our management and technical personnel. Accordingly, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Such litigation has occurred in the past and could occur again in the future. See, for example, Item 3, Legal Proceedings, regarding the complaint and counterclaims we filed against Avago Technologies Limited, Avago Technologies U.S., and Avago Technologies Wireless IP (collectively, “Avago”). Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could have a material adverse effect on our business. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties and prevent us from manufacturing and selling our products. Any of these situations could have a material adverse effect on our business.

Our ability to produce our products may suffer if someone claims we infringe on their intellectual property.

The integrated circuit, SAW and BAW device industries are characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Such litigation has occurred in the past and could occur again in the future. See, for example, Item 3, Legal Proceedings, regarding the counterclaims filed by Avago. If it is necessary or desirable, we may seek licenses under patents or other intellectual property rights. However, we cannot be certain that licenses will be offered or that we would find the terms of licenses that are offered acceptable or commercially reasonable. Our failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products. We have in the past paid substantial legal fees in defending ourselves against patent infringement claims and may be required to do so again in future claims. Litigation by or against us could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination. In the event of an adverse result in any litigation, we could be required to:

•	pay substantial damages;

•	indemnify our customers;

•	stop the manufacture, use and sale of the infringing products;

•	expend significant resources to develop non-infringing technology;

•	discontinue the use of certain processes; or

•	purchase licenses to the technology and/or pay royalties.

We may be unsuccessful in developing non-infringing products or negotiating licenses upon reasonable terms, as the case may be which could harm our results of operations. Further, if any third party makes a successful claim against our customers or us and a license is not made available to us on commercially reasonable terms, our business could be harmed.

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

Several of our larger customers have requested that we send our products to independent warehouses known as inventory hubbing distribution facilities to assist them with their inventory control. We do not recognize revenues from these hubbing arrangements until the customer takes delivery of the inventory and title of the goods passes to the customer. As a result, increased shipments to these facilities make it more difficult for us to predict short-term revenues and inventory consumption because customers can take delivery of the products with little or no lead-time. In addition, stocking requirements at hubbing facilities tends to reduce inventory turns, increase working capital requirements and increase the possibility of excess, obsolete and inventory loss issues.

Our business may suffer due to risks associated with our operations and employees located outside of the U.S.

A number of our employees and operations are located in countries other than the United States. We also employ contractors in other countries to perform certain packaging and test operations for us. The laws and operating conditions of these countries may differ substantially from that of the United States. As a result of having a significant amount of sales outside of the United States, we face inherent risks from these operations, including:

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

In addition, due to the technological advantages provided by GaAs integrated circuits in many defense and aerospace applications, the Office of Export Administration of the U.S. Department of Commerce must license all of our sales outside of the United States. We are also required to obtain licenses from that agency for sales of our SAW products to customers in certain countries. If we fail to obtain these licenses or experience delays in obtaining these licenses in the future, our results of operations could be harmed. Also, because a majority of our foreign sales are denominated in U.S. dollars, increases in the value of the dollar would increase the price in local currencies of our products and make our products less price competitive.

We may have exposure to income tax rate fluctuations as well as to additional tax liabilities, which would affect our financial position.

We are subject to income taxes in both the United States and various foreign jurisdictions. Our effective tax rate is subject to fluctuations because the income tax rates for each year are a function of the following factors, among others:

•	the mix of profits or losses earned by us and our subsidiaries in numerous foreign tax jurisdictions with a broad range of income tax rates;

•	our ability to utilize deferred tax assets;

•	changes in contingency related taxes, interest or penalties resulting from internal and governmental tax reviews and audits;

•	tax holidays; and

•	changes in tax laws or the interpretation of such laws, specifically transfer pricing, permanent establishment and other intercompany transactions.

Changes in the mix of these items and other items may cause our effective tax rate to fluctuate between periods, which could have an adverse effect on our financial position.

We face risks from changes in tax regulations and a change in our Costa Rican subsidiary’s favorable tax status would have an adverse impact on our operating results.

We are subject to taxation in many different countries and localities worldwide. In some jurisdictions, we have employed specific business strategies to minimize our tax exposure. To the extent the tax laws and regulations in these various countries and localities could change, our tax liability in general could increase or our tax saving strategies could be threatened. Such changes could have an adverse effect on our operations and financial results. For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive an 89% exemption from Costa Rican income taxes for 2009, resulting from a new 100% tax holiday replacing our

50% tax holiday in March 2009. The new 100% income tax exemption is expected to be effective through March 2017. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones, and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary made by the Costa Rican government would have a negative effect on our net income.

In addition, the U.S. Internal Revenue Service and several foreign tax authorities could assert additional taxes associated with our foreign subsidiaries’ activities.

Our stock is subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of $8.57 to a low of $1.89 for the 52 weeks ended December 31, 2009. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly. Further, high stock price volatility could result in higher stock-based compensation expense.

Our line of credit could adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures, and prevent us from fulfilling our financial obligations.

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

Some provisions of our certificate of incorporation and amended and restated bylaws and the provisions of Delaware General Corporation Law may deter or prevent a takeover attempt, including a takeover that might result in a premium over the market price for our common stock. Our certificate of incorporation and amended and restated bylaws include provisions such as:

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

•

Preferred stock. Our certificate of incorporation authorizes our board of directors to issue up to five million shares of preferred stock and to determine what rights, preferences and privileges such shares have. No action by our stockholders is necessary before our board of directors can issue the preferred stock. Our board of directors could use the preferred stock to make it more difficult and costly to acquire our company. In addition, Delaware General Corporation Law restricts business combinations with some stockholders once the stockholder acquires 15% or more of our common stock. The Delaware statute makes it harder for our company to be acquired without the consent of our board of directors and management.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Location	Purpose	Approximate Building Size in Square Feet	Approximate Land in Acres	Leased or Owned
Hillsboro, Oregon	Headquarters, administration, test, technical, wafer fabrication and engineering	254,000	50	Owned
Richardson, Texas	Wafer fabrication, engineering, administration, test and technical	540,000	38	Owned
San Jose, California	Engineering, test and technical	124,000	—	Leased
Apopka, Florida	Wafer fabrication, engineering, administration, test and technical	93,700	16	Owned
San Jose, Costa Rica	Test, assembly and administration	61,300	2	Owned
Bend, Oregon	Wafer fabrication, engineering, administration, test and technical	14,100	—	Leased
Laguna Technopark, Philippines	Administration, test and assembly	6,000	—	Leased
Santa Rosa, California	Engineering, administration and test	10,000	—	Leased
Boulder, Colorado	Engineering, administration, test and assembly	5,478	—	Leased
Munich, Germany	Engineering and marketing	21,054	—	Leased
Taipei, Taiwan	Engineering and marketing	11,000	—	Leased
Seoul, Korea	Engineering and marketing	6,680	—	Leased
Chelmsford, Massachusetts	Engineering	14,100	—	Leased
High Point, North Carolina	Engineering	7,241	—	Leased
Various field offices each less than 1,000 sq ft

We believe these properties are suitable for our current operations.

Item 3.	Legal Proceedings

On July 23, 2009, we filed a complaint in the United States District Court for the District of Arizona against Avago Technologies Limited, Avago Technologies U.S., and Avago Technologies Wireless IP (collectively, “Avago”) seeking a declaratory judgment that four U.S. patents owned by Avago, which Avago had asserted in letters to our customers were infringed by our products, are not infringed by any of our products and are invalid. The four Avago patents are U.S. Patent Nos. 6,878,224, 6,472,954, 6,262,637 and 6,384,697. Our complaint further alleged that certain Avago products infringe our U.S. Patent Nos. 6,114,635, 5,231,327 and 5,894,647.

Avago filed an answer and counterclaims on September 17, 2009 denying the patent infringement allegations made by us in our complaint, and asserting that our products infringed ten of Avago’s U.S. patents. The patents asserted by Avago are: 6,262,637, 6,377,137, 6,841,922, 6,864,619, 6,909,340, 6,933,807, 7,268,436, 7,365,619, 6,051,907 and 6,812,619. Avago’s counterclaim asserts that our alleged infringement is willful and seeks unspecified compensatory and enhanced damages and injunctive relief. On October 16, 2009, we filed an answer and counterclaims denying Avago’s patent infringement allegations, and asserting antitrust claims under Section 7 of the Clayton Act and Section 2 of the Sherman Act. As stated in the counterclaim, the antitrust claims relate to Avago’s anticompetitive conduct through its acquisition of the BAW business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On November 24, 2009, Avago filed a motion to dismiss the antitrust counterclaims and, in the alternative, asked that the court bifurcate and/or stay those claims. The motion has been briefed and the parties are awaiting a schedule for oral argument, if any. Discovery in the case is in its early stages. The court has not yet set a trial date for the case.

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs alleged that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duties, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also alleged that TriQuint failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in TriQuint’s stock price. The plaintiffs sought unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on or about May 25, 2007. On July 23, 2007, the company and the individual defendants filed separate motions for the dismissal of all claims in each case with the District Court for the District of Oregon. On September 28, 2007, plaintiffs filed a consolidated opposition to defendants’ motions for the dismissal of all claims in each case. On October 26, 2007, the company and the individual defendants filed separate reply briefs in support of their motions for the dismissal of all claims in each case. On August 12, 2009, the Plaintiffs filed a Stipulation of Settlement (the “Stipulation”), which contained proposed terms of a settlement negotiated between the parties. On September 21, 2009, the Court issued an Order Preliminarily Approving Derivative Settlement and Providing for Notice (the “Preliminary Order”). After issuance of the Preliminary Order, we paid Plaintiffs $2.95 million, as required under the Stipulation, on September 28, 2009. In addition, we posted a Notice of Settlement (the “Notice”) and the Stipulation on its website; filed the Notice and the Stipulation in the Investor’s Business Daily; and published the Notice and the Stipulation with the SEC in a Form 8-K, all as required under the Preliminary Order. On November 6, 2009, the Court held a Settlement Hearing and issued an Order and Final Judgment (the “Final Order”), wherein the Court approved the proposed settlement set forth in Stipulation, dismissed all claims, and released all parties. Within 30 days after issuance of the Final Order, we adopted certain Corporate Governance Reforms set forth in the Stipulation, which are to remain in effect for at least five years following the issuance of the Final Order.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Stock Market under the symbol “TQNT”. As of February 23, 2010, there were 153,428,426 shares of common stock outstanding held by approximately 430 stockholders of record. Many stockholders hold their shares in street name. We believe that there are approximately 47,000 beneficial owners of our common stock. The following table sets forth the high and low price per share of our common stock for the periods indicated as reported on the NASDAQ Stock Market:

	Year ended December 31,
	2009		2008
Period	High	Low	High	Low
First Quarter	$3.35	$1.89	$6.67	$4.40
Second Quarter	$5.92	$2.47	$6.92	$5.06
Third Quarter	$8.04	$4.92	$6.92	$4.83
Fourth Quarter	$8.57	$5.19	$4.79	$1.69

We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors deem relevant. The closing price of our common stock on the NASDAQ Stock Market on February 23, 2010 was $6.55 per share.

Stock Price Performance Graph

The following stock performance graph compares the performance of TriQuint’s common stock to the NASDAQ U.S. Index and to our peer group index, SIC Code 3674—Semiconductors and Related Devices. The graph assumes that the initial value of the investments was $100 at the close of business on December 31, 2004 and that all dividends were reinvested. Performance is provided as of the close of business on the last day of the last five calendar years.

	2004	2005	2006	2007	2008	2009
TriQuint Semiconductor, Inc.	100.00	99.99	101.13	148.97	77.28	134.80
NASDAQ U.S. Index	100.00	123.59	117.29	108.68	62.02	105.14
Peer Group	100.00	102.12	112.73	124.74	74.87	108.83

*	No cash dividends have been declared or paid on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns. The peer group index used, SIC Code 3674—Semiconductors and Related Devices, utilizes the same methods of presentation and assumptions for the total return calculation as our company and the NASDAQ U.S. Index. All companies in the peer group index are weighted in accordance with their market capitalizations.

Item 6.	Selected Financial Data

The following statements of operations data and balance sheet data for the five years ended December 31, 2009 were derived from our audited consolidated financial statements. Audited consolidated balance sheets at December 31, 2009 and 2008 and the related audited consolidated statements of operations and of cash flows for each of the three years in the period ended December 31, 2009 and notes thereto appear elsewhere in this Annual Report on Form 10-K. Audited consolidated balance sheets at December 31, 2007, 2006 and 2005 and the related audited consolidated statements of operations and of cash flows for the years ended December 31, 2006 and 2005 are not included elsewhere in this Annual Report on Form 10-K.

This data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	Year ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Revenues	$654,301	$573,431	$475,776	$401,793	$294,787
Cost of goods sold	445,721	387,471	324,476	277,860	210,446

Gross profit	208,580	185,960	151,300	123,933	84,341
Research, development and engineering	109,445	91,475	65,361	50,283	46,706
Selling, general and administrative	79,565	73,613	61,993	55,223	46,565
Impairment of goodwill	—	33,871	—	—	—
In-process research and development	—	1,400	7,600	—	—
Settlement of lawsuit	2,950	—	—	—	—
Reduction in workforce	—	—	—	—	341
Impairment of long-lived assets and goodwill	—	—	—	—	31
(Gain) loss on disposal of equipment	(7)	(514)	127	(527)	(505)
Acquisition related charges	—	—	—	63	1,654

Income (loss) from operations	$16,627	$(13,885)	16,219	18,891	(10,451)

Interest (expense) income, net	(176)	3,649	8,282	5,736	1,595
Foreign currency (loss) gain	(191)	733	343	(90)	4
(Impairment) recovery of investments in other companies	(116)	(2,412)	—	142	799
Gain on retirement of debt	—	—	—	—	114
Other, net	506	55	80	(132)	163

Income (loss ) before income tax	16,650	(11,860)	24,924	24,547	(7,776)
Income tax expense (benefit)	405	2,753	1,530	2,796	(3,573)

Income (loss) from continuing operations	16,245	(14,613)	23,394	21,751	(4,203)
Income from discontinued operations	—	—	—	—	8,183

Net income (loss)	$16,245	$(14,613)	$23,394	$21,751	$3,980

Earnings (Loss) per common share data:
Basic—
Net income (loss) from continuing operations	$0.11	$(0.10)	$0.17	$0.16	$(0.03)
Net income from discontinued operations	0.00	0.00	0.00	0.00	0.06

Net income (loss) Basic	$0.11	$(0.10)	$0.17	$0.16	$0.03

Diluted—
Net income (loss) from continuing operations	$0.11	$(0.10)	$0.16	$0.15	$(0.03)
Net income from discontinued operations	0.00	0.00	0.00	0.00	0.06

Net income (loss) Diluted	$0.11	$(0.10)	$0.16	$0.15	$0.03

	As of December 31,
(in thousands)	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$153,935	$86,077	$203,501	$373,232	$406,722
Accounts receivable, net	$88,090	$78,419	$73,185	$64,688	$51,286
Inventories	$89,964	$108,260	$67,231	$84,879	$49,384
Total assets	$680,041	$618,377	$586,461	$754,415	$728,741
Working capital	$275,961	$226,824	$303,108	$255,550	$358,060
Long-term liabilities	$20,156	$22,970	$15,136	$4,741	$221,730
Total stockholders’ equity	$577,162	$526,076	$514,848	$467,447	$450,610

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the “Important Notice to Stockholders” that appear elsewhere in this report.

Overview

We are a supplier of high performance modules, components and foundry services for communications applications. We design, develop and manufacture advanced high-performance RF solutions with GaAs, GaN, SAW and BAW technologies for customers worldwide. We serve growing markets and a diverse customer base of manufacturers building connected mobile devices, 3G/4G cellular base stations, triple-play cable solutions, fiber optic networks, WLAN, WiMAX/LTE, GPS and defense and aerospace applications.

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions for applications in the mobile device, networks, and defense and aerospace markets. Our mission is, “Connecting the Digital World to the Global Network®,” and we accomplish this through a diversified product portfolio within the communications and defense industries. In the mobile device market, we provide high performance devices such as integrated modules, duplexers, small signal components, power amplifiers, switches and RF filters. We leverage our manufacturing and integrated module expertise to win additional slots with phone manufacturers adding value added capabilities such as navigation, WiMAX and WLAN. In networks markets, we are a supplier of both active GaAs power and SAW and BAW filter components. We provide the defense and aerospace market with phased-array antenna radar components. We have been a leader in GaN development since 1999 and currently lead phase three of the DARPA GaN Wide Bandgap Semiconductor RF program. In 2009, we were awarded the DARPA GaN “NEXT” contract to explore advanced high power GaN circuits.

Wafer and semiconductor manufacturing facilities require a significant level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can create an adverse impact on operating results. In 2009 the worldwide economy slowed and our demand in the first quarter was significantly down. Because we were able to service demand with excess inventory our factories ran at reduced utilization rates resulting in poor first quarter financial performance. Demand returned for most of our markets in the second quarter but remained slow in our networks market throughout 2009.

For 2009 revenues grew 14% compared to 2008 and, although our margins improved as the year progressed, the total year gross margin performance was flat as a result of the weak first quarter demand.

Mobile devices is the largest of our three major markets. Revenues for 2009 increased 38% compared to 2008. WCDMA or 3G revenues increased 80% for 2009 compared to 2008, CDMA revenues increased 12.5% for 2009 compared to 2008, and GSM/EDGE revenues decreased approximately 33% for 2009 compared to 2008. WLAN in mobile devices revenue, with a high attach rate to smartphones, increased 135% for 2009 compared to 2008.

Our networks revenues decreased 24% in 2009 compared to 2008 largely as a result of the slower economy. Basestation revenues increased 11% in 2009 compared to 2008 with all other major sub-markets revenues including transport, wireless client and emerging markets decreasing. Basestation revenues benefited from 3G spending in China and full year revenues from the WJ acquisition compared to a partial year in 2008. Wireless client revenues decreased 48% due to a significant inventory build by one of our major customers in late 2008 that did not fully correct until mid 2009. Within emerging markets, for the full year, our automotive revenues grew to approximately $2 million with the launch of new automotive radar products.

Our defense and aerospace revenues increased 29% in 2009 as compared to 2008. Direct research and development investment from government and industry partners increased 192% in 2009 compared to 2008, radar revenues increased 17% compared to 2008, and all other sub-markets revenues combined increased 14% compared to 2008. We have focused on the defense market and are recognized for leadership technology in compound semiconductors, BAW and SAW filters. Our team of engineers are successfully partnering with industry leaders creating next generation solutions. In the short term we are benefiting from positive cycles in airborne radar programs such as JSF and active electronically scanned array (“AESA”) and in the longer term we are shifting our strategy to emulate our successful module efforts in the commercial market. This involves transitioning from a technology provider to a solutions supplier by creating RF solutions in high performance cost effective packages and modules. For example, module integration can increase the functionality and reduce the space requirements in a high density phased array antenna.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The following accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. While we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates we use are reasonably likely to occur from time to time, which may have a material effect on the presentation of our financial condition and results of operations.

Our most critical accounting estimates include revenue recognition; the valuation of inventory, which affects gross margin; valuation of investments and debt in privately held companies, which affects net income when we record impairments; valuation of deferred income tax assets and liabilities, which affects our tax provision; and stock-based compensation, which affects cost of goods sold and operating expenses. We also have other policies that we consider to be key accounting policies, such as our policies for the valuation of accounts receivable, reserves for sales returns and allowances, and our reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

Revenue Recognition

We derive revenues primarily from the sale of products and foundry services in the mobile devices, networks, and defense and aerospace markets. We also receive revenues from non-recurring engineering fees and cost-plus contracts for research and development work, which collectively have been less than 5% of consolidated revenues for any period. Our distribution channels include our direct sales staff, manufacturers’ representatives and independent distributors. The majority of our shipments are made directly to our customers. Revenues from the sale of products are recognized when title passes to the buyer.

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

Revenues from our distributors are recognized when the product is sold to the distributors. Our distributor agreements provide selling prices that are fixed at the date of sale, although we offer price protections, which are specific, of a fixed duration and for which we reserve. Further, the distributor’s payment obligation is not contingent on reselling the product. The distributors take title to the product and bear the risks of ownership have economic substance and we have no significant obligations for future performance to bring about resale. We can reasonably estimate the amount of future returns. Sales to our distributors were approximately 10% to 15% of our total revenues for 2009, 2008 and 2007. We allow our distributors to return products for warranty reasons and stock rotation rights, within certain limitations, and we reserve for such instances. Customers that are not distributors can only return products for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

Inventories

We state our inventories at the lower of cost or market. We use a combination of standard cost and moving average cost methodologies to determine our cost basis for our inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to stating our inventory at the lower of cost or market, we also evaluate it each period for excess quantities and obsolescence. We analyze last usage date as well as forecasted demand compared to quantities on hand, and reserve for the excess and identify and record other specific reserves.

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

Investments in Privately Held Companies

In previous years, we made a number of investments in small, privately held technology companies in which we held less than 20% of the capital stock or held notes receivable. We account for all of these investments at cost unless their value has been determined to be other than temporarily impaired, in which case we write the investment down to its estimated fair value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation could result in additional other-than-temporary losses in future periods. As of December 31, 2009, our only investment of this type was the investment in CyOptics, Inc. (“CyOptics”).

The carrying value of the investments is $1.7 million as of December 31, 2009.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions in which we operate and account for income taxes using the asset and liability method. A significant amount of management judgment is involved in preparing our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities.

Our provision for income taxes as of and for each of the years ended December 31, 2009, 2008 and 2007 was as follows (in millions):

	Year ended December 31,
	2009	2008	2007
Provision for income taxes	$0.4	$2.8	$1.5

The provision for income taxes for 2009 and 2008 primarily consisted of domestic and foreign tax liabilities in United States and Costa Rica of $0.4 million and $2.8 million, respectively. In January 2008, a $63.3 million dividend was paid from the Costa Rican subsidiary. Of the $63.3 million dividend, the majority was from previously taxed income and the remainder was taxable in 2008. No provision has been made for the U.S., state or additional foreign income taxes related to approximately $104.7 million of undistributed earnings of foreign subsidiaries which have been, or are intended to be permanently reinvested. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. In the event the Costa Rican or German subsidiaries remit these earnings to the U.S. parent, the earnings may be subject to U.S. federal and state income taxes.

Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of these benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets. We record the valuation allowance to reduce deferred tax assets when it is more likely than not that some portion, or all of the deferred tax assets may not be realized. WJ recorded, and we maintained, a valuation allowance against its deferred tax assets. The company considers future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance and evaluates the need for a valuation allowance on a regular basis. At December 31, 2009, we determined that it is more likely than not that our deferred tax assets will not be realized. See Note 10 of the Notes to the Consolidated Financial Statements. In the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would decrease tax expense in the period such determination was made.

The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment performed by management regarding the likelihood that we will generate future taxable income against which benefits of our deferred tax assets may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to our ability to generate revenues, gross profits, operating income and taxable income in future periods. Amongst other factors, management must make assumptions regarding overall business and semiconductor industry conditions, operating efficiencies, our ability to develop products to our customers’ specifications, technological change, the competitive environment and changes in regulatory requirements which may impact our ability to generate taxable income and, in turn, realize the value of our deferred tax assets. Significant operating losses in 2008 and prior years, past variances from forecasted income, capacity expansion plans and the recent significant economic uncertainties in the market have made the projection of future taxable income too uncertain to be used as justification for the realization of deferred tax assets. Subsequent events have made forecasting taxable income even more difficult, including the acquisitions of WJ and TA which came with prior histories of pre-tax losses.

The calculation of our tax liabilities includes addressing uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions in the United States and other tax jurisdictions based on recognition and measurement criteria that allow financial statement benefits to be recognized only for tax positions that are more likely than not to be sustained upon tax audit, administrative appeals or final court determination. If payment of liabilities for uncertain tax positions ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Stock-Based Compensation

We include stock-based compensation costs in our financial statements. We have elected to use the Black-Scholes option valuation model to value our options and employee stock purchase plan issuances.

The table below summarizes the stock-based compensation expense for 2009, 2008 and 2007, included in our consolidated statements of operations (in millions):

	Year ended December 31,
	2009	2008	2007
Cost of goods sold	$3.5	$4.3	$3.2

Stock-based compensation expense included in cost of goods sold	3.5	4.3	3.2
Research, development and engineering	5.7	2.7	1.5
Selling, general and administrative	5.0	4.5	3.8

Stock-based compensation expense included in operating expenses	10.7	7.2	5.3

Total stock-based compensation expense included in income from operations	$14.2	$11.5	$8.5

We estimate the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model which requires a number of assumptions, including the expected lives of stock options, the volatility of the public market price for our common stock and interest rates. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest on a straight line basis over the expected life of the award.

Acquisition of TriAccess Technologies, Inc,

On September 3, 2009, we completed the acquisition of TriAccess Technologies, Inc. (“TA”), a provider of cable TV and fiber to the Home and RF specific integrated circuits for the amplification of multimedia content, by purchasing 100% of TA’s outstanding shares. Details of the purchase price are as follows (in millions):

Cash paid at closing, net of cash acquired	$8.0
Estimated earnout payment liability	1.4

Total	$9.4

The earnout payment liability has been estimated at its fair value and represents an obligation to pay up to $5.0 million to the former TA shareholders upon TA product sales meeting certain revenue thresholds over three years beginning in 2010.

We have estimated the fair value of the identifiable intangible assets, which are subject to amortization, using a cash flow based approach discounted with a market discount rate. In-process research and development is considered an indefinite lived asset and will be amortized or impaired upon completion or abandonment of specific projects, estimated to be complete in the next 3-5 years. All other intangible assets will be amortized over a period of three to five years. Goodwill is calculated as the purchase price in excess of the fair values of TA’s assets and liabilities and represents our opportunity to expand our product line into video delivery, a high margin high growth market we currently underserve. Goodwill is not deductible for tax purposes. The purchase price was allocated to TA’s assets and liabilities based upon fair values as follows (in millions):

Tangible assets acquired, net of cash acquired	$0.0
Developed technology	3.7
In-process research and development	2.3
Goodwill	3.4

Total	$9.4

The results of operations for the TA business are included in our consolidated statements of operations for the period from September 3, 2009 to December 31, 2009. Pro forma results of operations have not been presented for this acquisition because its effect was not material to us.

Acquisition of WJ Communications, Inc.

On May 22, 2008, we completed the acquisition of WJ, a RF semiconductor company that provides RF product solutions worldwide to communications equipment companies. We paid $72.0 million in cash on the closing date and $0.6 million of direct acquisition costs for 100% of the shares of WJ.

The results of operations for the WJ business are included in our consolidated statements of operations for the period from May 23, 2008 through December 31, 2009. The following unaudited pro forma consolidated information gives effect to the acquisition of WJ as if it had occurred on January 1, 2007 after giving effect to certain adjustments, including the amortization of intangible assets, interest income, and tax adjustments, and assumes the purchase price has been allocated to assets and purchased liabilities assumed based on values at the date of purchase. Results may not be indicative of future operating results.

Proforma results of operations (unaudited)	Year Ended December 31,
	2008	2007
	(In millions, except per share amounts)
Revenue	$589.0	$519.7
Net (loss) income	(22.3)	8.8
Basic EPS	(0.15)	0.06
Diluted EPS	(0.15)	0.06

We committed to a restructuring plan to consolidate facilities in San Jose, California and China and to reduce certain redundant positions in the WJ operations as a result of the acquisition. The consolidation of the facilities and the reduction of personnel were substantially complete by the end of the third quarter of 2009. The plan to consolidate facilities includes partial abandonment of the San Jose facility and full abandonment of the China leases. The China lease expired in 2009 and the San Jose lease expires in 2011. Payments related to this restructuring are expected to be complete by 2011. During 2009 we revised our estimate of future payments relating to the San Jose lease, and accordingly, recorded a reduction to the future liability of $0.5 million.

The following table summarizes the charges taken as part of the restructuring plan (in millions):

	Personnel	Lease abandonment costs	Total
Balance at May 22, 2008	$3.9	$11.1	$15.0
Payments	(2.2)	(2.2)	(4.4)
Accretion	—	0.3	0.3

Balance at December 31, 2008	$1.7	$9.2	$10.9
Payments	(1.6)	(4.0)	(5.6)
Accretion	—	0.4	0.4
Change in estimate	—	(0.5)	(0.5)

Balance at December 31, 2009	$0.1	$5.1	$5.2

Results of Operations

The following discussion and analysis of operations addresses continuing operations only, unless otherwise noted. The table below sets forth the results of our operations expressed as a percentage of revenues. These historical operating results are not necessarily indicative of the results for any future period.

	Year ended December 31,
	2009	2008	2007
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	68.1%	67.6%	68.2%

Gross profit	31.9%	32.4%	31.8%
Operating expenses:
Research, development and engineering	16.7%	16.0%	13.8%
Selling, general and administrative	12.2%	12.8%	13.0%
Impairment of goodwill	—	5.9%	—
In process research and development	—	0.2%	1.6%
Settlement of lawsuit	0.5%	—	—
Loss (Gain) on disposal of equipment	0.0%	(0.1)%	0.0%

Total operating expenses	29.4%	34.8%	28.4%

Income (loss) from operations	2.5%	(2.4)%	3.4%

Other income (expense):
Interest income	0.1%	0.7%	2.1%
Interest expense	(0.1)%	(0.1)%	(0.3)%
Foreign currency (loss) gain	(0.0)%	0.1%	0.0%
Impairment of investments in other companies	(0.0)%	(0.4)%	—
Other, net	0.0%	0.0%	0.0%

Total other income, net	0.0%	0.3%	1.8%

Income (loss) from continuing operations, before income tax	2.5%	(2.1)%	5.2%
Income tax expense	0.0%	0.5%	0.3%

Net income (loss)	2.5%	(2.6)%	4.9%

Years ended December 31, 2009 and 2008

Revenues

Revenues increased $80.9 million or 14% to $654.3 million in 2009, compared to $573.4 million in 2008.

The percentage relationship of our revenues by end market for 2009 and 2008 are set forth below:

	Year ended December 31,
	2009	2008
Revenues:
Mobile Devices	63%	52%
Networks	25%	37%
Defense and Aerospace	12%	11%

	100%	100%

Mobile Devices

Revenues from mobile devices products increased approximately 38% in 2009 compared to 2008. The revenue increase resulted from a higher volume of sales of our 3G products. Revenues from our WCDMA/EDGE 3G products increased approximately 85%, in 2009 compared to 2008. These products collectively accounted for 59% of handset revenues in 2009 and 44% of handset revenues in 2008. Revenues from our CDMA products increased approximately 13% in 2009 compared to 2008. These products accounted for 23% of handset revenues in 2009 compared with 28% of handset revenues in 2008.

The increases in 3G product revenues were partially offset by decreases in revenues from sales of our GSM/GPRS products of approximately 33%, in 2009 compared to 2008. The revenues from our GSM/GPRS products comprised approximately 12% of total handset revenues in 2009, compared to 25% of total handset revenues in 2008.

Networks

Revenues from the networks market products decreased approximately 24% in 2009 compared to 2008, primarily as a result of decreases in our wireless client and transport products. Wireless client product revenue from WLAN and broadband wireless access (“BWA”) products decreased 51% and 64%, respectively, in 2009 compared to 2008. Transport product revenue from cable and optical broadband products decreased 48% and 53%, respectively, in 2009, compared to 2008. Emerging market product revenue decreased 10% in 2009 compared to 2008.

Defense and Aerospace

Revenues from our defense and aerospace market products increased approximately 29% in 2009 compared to 2008. The increase in revenue in 2009 compared to 2008 was primarily the result of a 17% increase in radar products revenue and a 192% increase in contract based revenue. The radar system growth resulted from new program wins along with revenue from ongoing programs. Contract based revenue in 2009 grew as a result of new program wins coupled with a pause between phases of major programs in 2008, which resulted in lower revenue in 2008.

Domestic and International Revenues

Revenues from domestic customers were approximately $238.3 million in 2009, compared to approximately $164.6 million in 2008. Revenues from international customers were approximately $416.0 million in 2009, compared to approximately $408.8 million in 2008. As a percentage of total revenues, revenues from international customers were 64% of revenues in 2009, compared to 71% of revenues in 2008. As a percentage of total revenues, revenues from domestic customers grew as a result of the increasing demand for military and network products.

Gross Profit

Our gross profit margin as a percentage of revenues remained flat at 32% in 2009 and in 2008.

Research, development and engineering expenses

Our research, development and engineering expenses in 2009 increased $18.0 million, or 20%, to $109.4 million, from $91.5 million in 2008. These expenses increased primarily as a result of increases in labor costs resulting from an increase in headcount and purchases of technical supplies.

Selling, general and administrative expenses

Selling, general and administrative expenses in 2009 increased $6.0 million, or 8%, to $79.6 million from $73.6 million in 2008. These expenses increased in 2009 primarily a result of increased commissions, labor costs, and legal costs.

Settlement of lawsuit

In 2009, we recorded a $3.0 million settlement of the derivative lawsuit.

Impairment of goodwill

In 2008, we recorded a $33.9 million goodwill impairment charge. During our annual impairment test, because we are one reporting unit, we determined that the trading price of our stock, adjusted for a control premium which is the implied fair value, was lower than the book value. We then performed a goodwill impairment test by comparing the implied fair value of our goodwill to the carrying amount similar to a purchase price allocation. The carrying value of the goodwill exceeded the implied fair value and we recorded an impairment charge for the entire balance of goodwill. No goodwill impairment charges were incurred in 2009.

In-process research and development

In 2008, we recorded a $1.4 million charge for in-process research and development, resulting from the acquisition of WJ, which was completed on May 22, 2008. No in-process research and development charges were incurred in 2009.

Other income (expense), net

Other net income in 2009 decreased $2.0 million, or 99%, to $0.02 million from $2.0 million in 2008. The major driver of the decrease in other income was a result of a decrease in interest income of $3.4 million as a result of lower interest rates and by an increase in foreign exchange loss of $0.9 million. The increase was offset by $2.5 million impairment charge for CyOptics taken in 2008 that did not occur in 2009.

Income tax expense

In 2009, we recorded income tax expense of $0.4 million as compared to income tax expense of $2.8 million in 2008. The decrease was attributable to our Costa Rican subsidiary’s new tax holiday and the expiration of certain statute of limitations related to our uncertain income tax liability.

Years ended December 31, 2008 and 2007

Revenues

Revenues increased $97.7 million or 21% to $573.4 million in 2008, compared to $475.8 million in 2007.

Our revenues by end market for 2008 and 2007 are detailed below:

	Year ended December 31,
	2008	2007
Revenues:
Mobile Devices	52%	53%
Networks	37%	36%
Defense and Aerospace	11%	11%

	100%	100%

Mobile devices

Revenues from the mobile devices products increased approximately 19% in 2008 compared to 2007. The revenue increase resulted from a higher volume of sales of higher priced products such as our 3G products. Revenues from our 3G products increased approximately 176%, in 2008 compared to 2007. These products collectively accounted for 44% of handset revenues in 2008 and 2007.

The increases in 3G product revenues were offset by decreases in revenues from sales of our CDMA and GSM/GPRS products of approximately 11% and 32%, respectively, in 2008 compared to 2007. The revenues from our CDMA and GSM/GPRS products comprised approximately 52% of total handset revenues in 2008 compared to 80% of total handset revenues in 2007.

Networks

Revenues from the networks market products increased approximately 27% in 2008 compared to 2007 primarily as a result of increases from sales of our wireless client products and transport products. Revenue from wireless client products such as WLAN and BWA products increased 51% and 26%, respectively, in 2008 compared to 2007. Revenue from transport products such as cable and optical broadband products increases 94% and 48%, respectively, in 2008, compared to 2007. Revenues from our basestation products such as WCDMA products increased 118% in 2008 compared to 2007. These increases were partially offset by decreases in revenues from groundstation and GPS products of 12% and 35%, respectively.

Defense and aerospace

Revenues from our defense and aerospace-related market products increased approximately 20% in 2008 compared to 2007. As a percentage of our total revenues, defense and aerospace-related products remained relatively flat at 11% in both 2008 and 2007. The increase in revenue in 2008 compared to 2007 was primarily the result of a 62% increase in radar products revenue. The increases were partially offset by a decrease in revenues from non-recurring engineering of approximately 51% in 2008 compared to 2007.

Domestic and International Revenues

Revenues from domestic customers were approximately $164.6 million in 2008, compared to approximately $104.5 million in 2007. Revenues from international customers were approximately $408.8 million in 2008, compared to approximately $371.3 million in 2007. As a percentage of total revenues, revenues from international customers were 71% of revenues in 2008, compared to 78% of revenues in 2007. Revenues from international customers continued to grow as a result of the increasing demand for wireless mobile devices and infrastructure products in developing regions, where wireless subscriber penetration rates are significantly lower than penetration rates in the U.S. and Western Europe.

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

Research, development and engineering expenses

Our research, development and engineering expenses in 2008 increased $26.1 million, or 40.0%, to $91.5 million, from $65.4 million in 2007. Research, development and engineering expenses increased primarily as a result of an increase in labor costs as a result of increased headcount, the acquisition of WJ and purchases of technical supplies. As a percentage of total revenues, research, development and engineering expenses were 16.0% of revenues in 2008 and 13.8% of revenues in 2007.

Selling, general and administrative expenses

Selling, general and administrative expenses in 2008 increased $11.6 million, or 18.7%, to $73.6 million from $62.0 million in 2007. Our selling, general and administrative expenses increased in 2008 primarily a result of the acquisition of WJ, increased commissions, labor costs, and insurance costs. As a percentage of revenues, selling, general and administrative expenses were 12.8% in 2008 and 13.0% in 2007.

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

In-process research and development

In-process research and development costs totaling $1.4 million and $7.6 million in 2008 and 2007, respectively, resulted from the acquisition of Peak Devices, Inc., which was completed on August 31, 2007 and from the acquisition of WJ, which was completed on May 22, 2008.

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

Liquidity and Capital Resources

As of December 31, 2009, our cash, cash equivalents and marketable securities increased $67.9 million, or 79%, to $153.9 million, from $86.1 million as of December 31, 2008. The increase was primarily due to cash generated from operations and stock issuances (includes withholdings for employees stock purchase plan), partially offset by capital expenditures and transactions related to the purchase of TA.

At December 31, 2009, our net accounts receivable balance increased $9.7 million, or 12%, to $88.1 million, from $78.4 million at December 31, 2008, including amounts acquired in connection with the purchase of TA of $0.2 million. This increase was primarily a result of higher revenue in 2009. Our days sales outstanding were 49 days as of December 31, 2009 compared to 48 days as of December 31, 2008.

At December 31, 2009, our net inventory balance decreased $18.3 million, or 17%, to $90.0 million, compared to $108.3 million at December 31, 2008, including amounts acquired in connection with the purchase of TA of $0.3 million. The decrease in inventory was a result of higher inventory levels in 2008 in anticipation of strong demand which did not fully materialize in 2008 due to the economic decline. Inventory turns, calculated using ending inventory, were 5.0 for 2009 compared to 3.6 for 2008.

At December 31, 2009, our net property, plant and equipment increased $11.7 million, or 4%, to $276.0 million, from $264.3 million at December 31, 2008. The increase was primarily due to capital expenditures of $48.6 million during 2009, partially offset by depreciation of $41.5 million. The capital expenditures made in 2009 were for the purpose of increasing capacity, to support new products and technologies, and to replace aging equipment. The increase was also due to the transfer of land of $4.0 million to property, plant and equipment from available for sale in other current assets in the current year.

At December 31, 2009, our accounts payable and accrued expenses increased $13.4 million, or 19%, to $82.7 million, compared to $69.3 million at December 31, 2008. The increase was consistent with our increase in material purchases and capital expenditures.

Recent Transactions Affecting Liquidity

On September 3, 2009 we completed the acquisition of TA and paid to former TA shareholders, net cash of $8.0 million on the closing date.

Sources of Liquidity

Our current cash, cash equivalent and short-term investment balances, together with cash anticipated to be generated from operations and the balance available on our revolving loan, constitute our principal sources of liquidity. We believe these will satisfy our projected working capital, capital expenditure and possible investment needs through the next 12 months. The principal risks to these sources of liquidity are lower than expected earnings or capital expenditures in excess of our expectations.

We currently expect capital expenditures of approximately $60.0 million in 2010.

Other Significant Cash Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2009 that will affect our future liquidity (in millions) :

	Total	Payments Due By Period
(in millions)		Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Leases(1)	$11.6	$7.0	$4.6	—	—
Deferred Compensation(2)	1.9	—	—	—	1.9
Restructuring Accrual(3)	0.1	0.1	—	—	—
TriAccess Earnout(4)	1.5	0.4	1.1	—	—
Sabbatical(5)	2.8	1.0	0.5	1.3	—
Other Obligations(6)	2.6	—	—	—	2.6

Total	$20.5	$8.5	$6.2	$1.3	$4.5

(1)

The amounts presented represent leases of certain equipment, office and manufacturing space under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.

(2)

The amount presented represents the liability for our Non-Qualified Deferred Compensation Plan (the “Plan”) established in October 2004. The Plan provides employees who are eligible to participate and the members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The deferred earnings are invested at the discretion of each participating employee or director and the deferred compensation we are also obligated to deliver is adjusted for increases or decreases in the deferred amount due to such investment. We include the asset deferred by the participants ($1.9 million) in the “Other noncurrent assets, net” line item of our consolidated balance sheet and our obligation to deliver the deferred compensation in the “Other long-term liabilities” line item on our consolidated balance sheet.

(3)

The balance represents the liability for severance related costs associated with the reduction of force to reduce certain redundant positions in the WJ operations as a result of the acquisition. Lease amounts for the remainder of the restructuring accrual are included in item (1) above.

(4)

The balance represents the earnout payment liability that has been estimated at its fair value and represents an obligation to pay up to $5.0 million to the former TA shareholders upon TA product sales meeting certain revenue thresholds over three years beginning in 2010.

(5)	The balance represents the estimated commitments for sabbatical payments for all eligible full time employees.
(6)

The balance represents the estimated pension liability of our German subsidiary. The pension liability becomes payable when the covered employees reach the age of 60 or 65. The liability was acquired through our purchase of the GaAs business of Infineon in 2002. We elected to secure the liability through a reinsurance program supported by us. We have included the reinsurance receivables ($3.4 million) in the “Other noncurrent assets, net” line item on our consolidated balance sheet and our obligation to deliver the pension obligation in the “Other long-term liabilities” line item on our consolidated balance sheet.

As of December 31, 2009, we had approximately $10.1 million in net tax liabilities, which are included as “Long term income tax liability” in our Consolidated Balance Sheet. Although we have considered the affect of this obligation, we generally do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. Further, we are not able to reasonably estimate the timing of any cash payments required to settle these liabilities, and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Accounting Pronouncements

In October 2009, the FASB issued updated authoritative guidance regarding “Multiple-Delivered Revenue Arrangements” which updates, “Revenue Recognition—Multiple Element Arrangements,” to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relevant selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Upon adoption, application of the “residual method” will no longer be permitted and entities will be required to disclose more information about their multiple-element revenue arrangements. The new standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. Although we are still analyzing the effects of the adoption of this standard, we do not believe that the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Cash Equivalents

Our investments in cash equivalents, short-term investments and long-term investments are classified as available-for-sale securities and consist of highly rated, short-term and long term investments, such as money market funds, in accordance with an investment policy approved by our Board of Directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. In addition, at December 31, 2009, we did not have any investments in auction-rate securities. Further, we do not believe that our results of operations would be materially affected by an immediate 10% change in interest rates.

The following table shows the fair values of our investments as of December 31, 2009 (in millions):

	Cost	Fair Value
Cash equivalents (including unrealized gain of less than $0.1)	$86.5	$86.5
Available-for-sale investments (including net unrealized gains of less than $0.1)	$50.4	$50.4

Foreign Currency Risk

We are exposed to currency exchange rate fluctuations because we sell our products internationally and have operations in Costa Rica and Germany. We manage the foreign currency risk of our international sales, purchases of raw materials and equipment and our Costa Rican and German operations by denominating most transactions in U.S. dollars.

Customer Risk

For 2009 and 2008, Futaihua Industrial (Shenzhen) Co Ltd, a sister of company of Foxconn, accounted for 20% and 12%, respectively, of our revenues. For 2007, Motorola and Samsung accounted for 12% and 14%, respectively, of our revenues.

Item 8.	Financial Statements and Supplementary Financial Data

Our consolidated financial statements at December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009, together with the reports of our independent registered public accounting firm, are included in this Annual Report on Form 10-K on pages F-1 through F-34.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management has determined that there were no significant changes to our internal control over financial reporting during the year or quarter ended December 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2009, management assessed the effectiveness of our internal control over financial reporting, and concluded that such control over financial reporting was effective. There were no material weaknesses in our internal control over financial reporting that have been identified by management. Our independent registered public accounting firm, KPMG LLP has issued an audit report on internal control over financial reporting. Their report on the effectiveness of internal controls over financial reporting is included with the audited financial statements.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

Pursuant to general instruction G of Form 10-K and instructions 3 to Item 401(B) of Regulation S-K, information regarding executive officers need not be included in the Proxy Statement if the information is furnished in a separate item captioned “executive officers of the registrant” and included in part 1 of the 10-K.

The biographical information concerning our executive officers, including their ages as of February 26, 2010, is set forth below:

Name	Age	Current Position(s) with Company	Position Held Since
Ralph G. Quinsey	54	President, Chief Executive Officer and Director	2002
Steven J. Buhaly	53	Chief Financial Officer	2007
Brian P. Balut	44	Vice President, Networks	2006
Deborah Burke	55	Vice President, Human Resources	2007
Thomas V. Cordner	65	Vice President, Defense and aerospace and Texas Operations	2006
Todd A. DeBonis	45	Vice President, Worldwide Sales and Customer Service	2006
Timothy A. Dunn	48	Vice President, Mobile Devices	2006
Bruce R. Fournier	53	Vice President, Business Development	2006
Steven R. Grant	50	Vice President, Worldwide Operations	2008
Glen A. Riley	47	Vice President, Commercial Foundry and Supply Chain Management	2006

Ralph G. Quinsey joined TriQuint in July 2002 as President, Chief Executive Officer and Director. From September 1999 to January 2002, Mr. Quinsey was employed by ON Semiconductor, a manufacturer of semiconductors for a wide array of applications, as Vice President and General Manager of the Analog Division. From 1979 to September 1999, Mr. Quinsey was employed by Motorola, a manufacturer of semiconductors and communications equipment holding various positions including Vice President and General Manager of the RF/IF Circuits Division, which developed both silicon and GaAs technologies for wireless phone applications. Mr. Quinsey received a B.S. degree in Electrical Engineering from Marquette University.

Steven J. Buhaly joined TriQuint in September 2007 as Chief Financial Officer. Mr. Buhaly has more than 20 years experience in finance and operations. Prior to joining TriQuint Mr. Buhaly was Chief Financial Officer at Longview Fibre Company, a manufacturer of paper container products, from 2006 to 2007. He joined Planar Systems, Inc. a provider of specialty display solutions, in 1999 as Medical Business Vice President. From 2000 to 2006 while also at Planar Systems, he served first as Chief Financial Officer then Chief Operating Officer. Prior to 1999 he held positions of increasing responsibility in finance and operations at Tektronix, Inc., a supplier of test, measurement, and monitoring products, solutions and services. Mr. Buhaly received B.S. and M.B.A. degrees from the University of Washington.

Brian P. Balut joined TriQuint in July 2001 as Vice President, Sales and Marketing, Sawtek Inc. as a result of TriQuint’s merger with Sawtek and served as Vice President, Sales and Marketing of TriQuint from 2002 to May 2004. In May 2004, Mr. Balut was promoted to Vice President, Sawtek. As part of the organizational restructuring in 2006, Mr. Balut was named Vice President, Networks. Mr. Balut joined Sawtek, Inc. in October 1994 as Sales Manager. He was promoted to Director of Sales and Marketing in November 1996 and to Vice President Sales and Marketing in September 1998 and assumed overall corporate responsibility for this function in July 2002. From 1987 to 1994, Mr. Balut held various positions in sales, marketing and engineering with REMEC, Inc., a manufacturer of electronic components. Mr. Balut received a B.S. degree in Electrical Engineering from the Massachusetts Institute of Technology and a M.B.A. from Rollins College.

Deborah Burke joined TriQuint Semiconductor in May of 2007 as Vice President of Human Resources. From 2003 to 2007, Ms. Burke was Vice President of Human Resources for Merix Corporation, a provider of circuit boards used in the design and development of electronic applications. Before her Merix Corporation tenure, from 2001 to 2002 she was Human Resources Vice President for Unicru Inc. in Beaverton, Oregon, a provider of workforce selection and optimization solutions, and, prior to that time, worked at Intel Corporation from 1991-2001 in managerial and director positions. Ms. Burke holds a B.A. in economics from Smith College and received her M.B.A degree from the University of Vermont.

Thomas V. Cordner joined TriQuint in January 1998 as Vice President and General Manager, Millimeter Wave Communications as a result of TriQuint’s acquisition of Raytheon’s MMIC operations and was promoted to Vice President, TriQuint Texas in May 2002. As part of the organizational restructuring in 2006, Mr. Cordner was named Vice President, Defense and aerospace and Texas Operations. From July 1997 to January 1998, Mr. Cordner served as Operations Manager for Raytheon, heading its GaAs MMIC operations. Prior to that time, Mr. Cordner was an employee of Texas Instruments, a semiconductor and communications equipment manufacturer, for 32 years, most recently as the Operations Manager for its GaAs Operations Group from January 1991 to July 1997. Mr. Cordner received a B.S. degree in Mathematics from the University of Texas at Arlington.

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

Timothy A. Dunn joined TriQuint in July 2006 as Vice President, Mobile devices. Prior to joining TriQuint, Mr. Dunn was Vice President and General Manager of Intel’s Platform Components Group. Mr. Dunn worked at Intel from 1988 to 1991, and again from 1994 to 2006, holding various executive and managerial positions. In addition to his Intel tenure, he has held marketing and product management positions with Hewlett-Packard and Cirrus Logic. Mr. Dunn holds an M.B.A. from the Amos Tuck School of Business at Dartmouth College and a B.S. degree in Electrical Engineering from Oregon State University.

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

Additional information required by this item will be included in our definitive Proxy Statement under the captions Report of the Audit Committee, Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance and Other Matters, to be filed with the Commission within 120 days after the conclusion of the fiscal year ended December 31, 2009 pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by Item 11 will be included in our definitive Proxy Statement under the caption Executive Compensation Discussion and Analysis, Executive Compensation Detail, Compensation Committee Interlocks and Insider Participation and the Compensation Committee Report, to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2009 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Equity Compensation Plan Information contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2009 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the caption Certain Relationships and Related Transactions, and Director Independence contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2009 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this item is included under the caption Ratification of Independent Auditors contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our fiscal year ended December 31, 2009 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm;

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007;

Consolidated Balance Sheets at December 31, 2009 and 2008;

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007;

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007; and

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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 27, 2009 filed with the SEC on August 4, 2009.

3.2	Second Amended and Restated Bylaws of Registrant incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on form 10-Q (File No. 000-22660) for the period ended June 27, 2009 filed with the SEC on August 4, 2009.

4.1	Preferred Shares Rights Agreement, dated as of June 30, 1998 between Registrant and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-A (File No. 000-22660) as declared effective by the SEC on July 24, 1998, as amended and restated by the Amended and Restated Rights Agreement, dated as of June 23, 2008, between TriQuint Semiconductor, Inc. and American Stock Trust & Transfer Company, LLC, as Rights Agent (as assignee of Mellon Investor Services LLC) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 24, 2008).

10.18+	1996 Stock Incentive Program and forms of agreement thereunder, incorporated herein by this reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-81273) as declared effective by the SEC on June 22, 1999, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-39730), as declared effective by the SEC on June 20, 2000, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-61582), as declared effective by the SEC on May 24, 2001, as amended by the Registrant’s Registration Statement on Form S-8 (File No. 333-105701), as declared effective by the SEC on May 30, 2003 and incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2003 filed with the SEC on November 4, 2003, as amended and restated effective February 2005 by the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on May 17, 2005 and incorporated herein by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A for the 2005 Annual Meeting of Stockholders, filed with the SEC on April 6, 2005, as amended on March 4, 2008 incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on form 10-K (File No. 000-22660) for the year ended December 31, 2007.

10.19	Form of Indemnification Agreement executed by Registrant and its officers and directors pursuant to Delaware reincorporation, incorporated herein by this reference to the corresponding exhibit to the Registrant’s Registration Statement on Form 8-B (File No. 000-22660) as declared effective by the SEC on February 18, 1997.

10.2	Automatic Stock Option Grant Program for Eligible Directors Under the TriQuint Semiconductor Corporation 2009 Incentive Plan incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 27, 2009 filed with the SEC on August 4, 2009.

10.22+	1998 Nonstatutory Stock Option Plan and forms of agreement thereunder, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-102085) as declared effective by the SEC on December 20, 2002 and incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2003 filed with the SEC on November 4, 2003.

Exhibit No.	Description
10.3+	Form of Option Grant Notice and Stock Option Agreement under the TriQuint Semiconductor Corporation 2009 Incentive Plan incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 27, 2009 filed with the SEC on August 4, 2009.

10.33	Sawtek Inc. Employee Stock Ownership and 401(k) Plan, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 30, 2002 filed with the SEC on August 13, 2002.

10.34	Sawtek Inc. 2000 Implementation Agreement, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.

10.35	Sawtek Inc. 2000 Modified ESOP Loan Agreement, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.

10.36	Sawtek Inc. 2000 Renewed ESOP Note, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.

10.37	Sawtek Inc. Second Stock Option Plan, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.

10.38	Sawtek Inc. Stock Option Plan for Acquired Companies, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.

10.40*	Amended Sale and Transfer Agreement between Infineon Technologies AG, Infineon Technologies North America Corp., Registrant and TriQuint GmbH dated as of April 29, 2002, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on July 15, 2002.

10.41+	Letter Agreement dated June 28, 2002 between Registrant and Ralph G. Quinsey, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 30, 2002 filed with the SEC on August 13, 2002.

10.42	Asset Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of October 21, 2002, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.

10.42.1	Amendment No. 1 to Asset Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.

10.42.2	Assignment and Bill of Sale and Assumption Agreement by and between Agere Systems Inc. and TriQuint Optoelectronics, Inc. dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003

10.42.3	Assignment and Bill of Sale and Assumption Agreement by and between Agere Systems Inc. and TriQuint Technology Holding Co. dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.

Exhibit No.	Description
10.43.4	Intellectual Property Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.

10.43.5	Purchase Agreement by and between Agere Systems Inc. and Registrant dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.

10.43.7	Equity Purchase Agreement by and among Agere Systems Inc., Agere Systems International, LLC, Registrant, TriQuint International Holding Co., TriQuint International Holding LLC and Agere Systems de Mexico, S. DE R.L. DE C.V. dated as of January 2, 2003, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on January 17, 2003.

10.45+	Letter Agreement dated April 9, 2004 between Registrant and Todd A. DeBonis, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended March 31, 2004 filed with the SEC on May 10, 2004.

10.46+	TriQuint Semiconductor, Inc. Nonqualified Deferred Compensation Plan, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on November 2, 2004.

10.47	Agreement and Plan of Reorganization by and among Sawtek Inc., TFR Acquisition, Inc., and TFR Technologies, Inc., dated as of December 14, 2004, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2005 filed with the SEC on March 15, 2005.

10.47.1	Amendment No. 1 to Agreement and Plan of Reorganization by and among Sawtek Inc., TFR Acquisition, Inc., and TFR Technologies, Inc., dated as of January 6, 2005, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2005 filed with the SEC on March 15, 2005.

10.48*	Purchase and Sale Agreement by and between TriQuint Optoelectronics, Inc. and Anthem Partners, LLC, dated as of March 7, 2005, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2005 filed with the SEC on March 15, 2005.

10.49	Asset Purchase Agreement by and between Registrant and CyOptics, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended March 31, 2005 filed with the SEC on May 11, 2005.

10.52+	Letter Agreement dated June 9, 2006 between Registrant and Timothy A. Dunn, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on July 13, 2006.

10.54+	2007 Employee Stock Purchase Plan and forms of agreement thereunder incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2006 filed with the SEC on March 15, 2007 as amended and incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 27, 2009 filed with the SEC on August 4, 2009.

10.55+	Letter Agreement dated September 12, 2007 between Registrant and Steven J Buhaly, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) for filed with the SEC on September 17, 2007.

10.56+	TriQuint Semiconductor, Inc. Change in Control Policy, dated November 8, 2007 as amended on March 4, 2008, incorporated herein by reference to the corresponding exhibit to the Registrant Current Report on Form 8K (File No. 000-22660) filed with the SEC on March 10, 2008.

Exhibit No.	Description
10.57	Agreement and Plan of Merger between TriQuint Semiconductor Inc, ML Acquisition, Inc and WJ Communications, Inc. dated as of March 9, 2008 incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on form 10-K (File No. 000-22660) for the year ended December 31, 2007.

10.58+	Employment Agreement dated as of May 30, 2008 by and between TriQuint Semiconductor, Inc. and Steven R. Grant (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on June 26, 2008).

10.59	Credit Agreement, dated June 27, 2008 by and between TriQuint Semiconductor, Inc and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on July 1, 2008).

10.60+	TriQuint Semiconductor, Inc. 2008 Management Incentive Plan, dated as of November 19, 2008, as amended February 24, 2009 incorporated herein by reference to the company’s Current Reports on Form 8-K filed on November 21, 2008 and February 26, 2010.

10.61+	TriQuint Semiconductor Corporation 2009 Incentive Plan incorporated by reference to Appendix A of the Registrant’s definitive proxy statement on Schedule 14A for the 2008 Annual Meeting of Stockholders, filed with the SEC on March 26, 2009

21.1±	Subsidiaries of the Registrant

23.1±	Report and Consent of Independent Registered Public Accounting Firm

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1±	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
±	Included in this Report
+	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.

Dated: February 26, 2010	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: February 26, 2010	By:	/s/ STEVEN J. BUHALY
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

Signature	Title	Date

/S/ RALPH G. QUINSEY Ralph G. Quinsey	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/S/ STEVEN J. BUHALY Steven J. Buhaly	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/S/ STEVEN J. SHARP Steven J. Sharp	Chairman of the Board	February 26, 2010

/S/ PAUL A. GARY Paul A. Gary	Director	February 26, 2010

/S/ CHARLES SCOTT GIBSON Charles Scott Gibson	Director	February 26, 2010

/S/ NICOLAS KAUSER Nicolas Kauser	Director	February 26, 2010

/S/ WALDEN C. RHINES Walden C. Rhines	Director	February 26, 2010

/S/ WILLIS C. YOUNG Willis C. Young	Director	February 26, 2010

TRIQUINT SEMICONDUCTOR, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TriQuint Semiconductor, Inc.:

We have audited the accompanying consolidated balance sheets of TriQuint Semiconductor, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG

Portland, Oregon

February 26, 2010

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2009	2008	2007
Revenues	$654,301	$573,431	$475,776
Cost of goods sold	445,721	387,471	324,476

Gross profit	208,580	185,960	151,300
Operating expenses:
Research, development and engineering	109,445	91,475	65,361
Selling, general and administrative	79,565	73,613	61,993
Impairment of goodwill	—	33,871	—
In process research and development	—	1,400	7,600
Settlement of lawsuit	2,950	—	—
(Gain) loss on disposal of equipment	(7)	(514)	127

Total operating expenses	191,953	199,845	135,081

Income (loss) from operations	16,627	(13,885)	16,219

Other income (expense):
Interest income	805	4,197	9,928
Interest expense	(981)	(548)	(1,646)
Foreign currency (loss) gain	(191)	733	343
Impairment of investments in other companies	(116)	(2,412)	—
Other, net	506	55	80

Total other income, net	23	2,025	8,705

Income (loss) before income tax	16,650	(11,860)	24,924
Income tax expense	405	2,753	1,530

Net income (loss)	$16,245	$(14,613)	$23,394

Net income (loss) per common share:
Basic	$0.11	$(0.10)	$0.17
Diluted	$0.11	$(0.10)	$0.16
Common equivalent shares:
Basic	149,759	144,518	140,189
Diluted	152,326	144,518	142,490

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$103,579	$50,773
Investments in marketable securities	50,356	35,304
Accounts receivable, net	88,090	78,419
Inventories	89,964	108,260
Prepaid expenses	5,873	5,624
Other current assets	20,822	17,775

Total current assets	358,684	296,155
Property, plant and equipment, net	275,985	264,250
Goodwill	3,376	—
Intangible assets, net	33,025	32,895
Other noncurrent assets, net	8,971	25,077

Total assets	$680,041	$618,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,058	$37,819
Accrued payroll	26,489	18,737
Other accrued liabilities	12,176	12,775

Total current liabilities	82,723	69,331
Long-term liabilities:
Long-term income tax liability	10,077	10,676
Other long-term liabilities	10,079	12,294

Total liabilities	102,879	92,301

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.001 par value, 600,000,000 shares authorized, 153,279,319 shares and 147,355,944 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	153	147
Additional paid-in capital	556,690	521,613
Accumulated other comprehensive income	736	978
Retained earnings	19,583	3,338

Total stockholders’ equity	577,162	526,076

Total liabilities and stockholders’ equity	$680,041	$618,377

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2006	138,499	$138	$471,588	$(290)	$(3,989)	$467,447
Cumulative effect of adjustment to initially apply EITF 06-02	—	—	—	—	(1,454)	(1,454)
Issuance of common stock under plans	4,405	5	16,007	—	—	16,012
Stock based compensation expense	—	—	8,488	—	—	8,488
Accumulated other comprehensive income	—	—	—	961	—	961
Net income	—	—	—	—	23,394	23,394

Balance, December 31, 2007	142,904	$143	$496,083	$671	$17,951	$514,848
Issuance of common stock under plans	4,452	4	14,027	—	—	14,031
Stock based compensation expense	—	—	11,503	—	—	11,503
Accumulated other comprehensive income	—	—	—	307	—	307
Net loss	—	—	—	—	(14,613)	(14,613)

Balance, December 31, 2008	147,356	$147	$521,613	$978	$3,338	$526,076
Issuance of common stock under plans	5,923	6	20,469	—	—	20,475
Stock based compensation expense	—	—	14,608	—	—	14,608
Accumulated other comprehensive (loss)	—	—	—	(242)	—	(242)
Net income	—	—	—	—	16,245	16,245

Balance, December 31, 2009	153,279	$153	$556,690	$736	$19,583	$577,162

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$16,245	$(14,613)	$23,394
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,942	35,230	29,669
Stock-based compensation charges	14,185	11,503	8,488
Goodwill impairment	—	33,871	—
Write-off of in-process research and development	—	1,400	7,600
Impairment of investment	—	2,412	—
Other	(7)	(529)	127
Changes in assets and liabilities, net of assets acquired:
Accounts receivable, net	(9,498)	1,291	(8,024)
Inventories	19,027	(30,986)	19,142
Other assets	(9,322)	(3,091)	(340)
Accounts payable and accrued expenses	7,687	(5,490)	(836)

Net cash provided by operating activities	85,259	30,998	79,220
Cash flows from investing activities:
Purchase of available-for-sale investments	(77,595)	(60,436)	(104,877)
Maturity / sale of available-for-sale investments	78,093	9,597	344,584
Business acquisitions, net of cash acquired (Note 4)	(7,984)	(61,748)	(14,747)
Other	2,992	2,278	641
Capital expenditures	(48,557)	(87,565)	(32,495)

Net cash (used in) provided by investing activities	(53,051)	(197,874)	193,106
Cash flows from financing activities:
Repurchase/retirement of convertible subordinated notes	—	—	(218,755)
Subscription/issuance of common stock, net	20,598	14,148	16,012

Net cash provided by (used in) financing activities	20,598	14,148	(202,743)

Net increase (decrease) in cash and cash equivalents	52,806	(152,728)	69,583
Cash and cash equivalents at beginning of period	50,773	203,501	133,918

Cash and cash equivalents at end of period	$103,579	$50,773	$203,501

Supplemental disclosures:
Cash paid for interest	$—	$74	$4,375
Cash paid for income taxes	$653	$1,633	$1,456
Sabbatical-cumulative adjustment	$—	$—	$1,454

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands unless otherwise noted, except per share amounts)

Note 1.    The Company

TriQuint Semiconductor, Inc. (collectively with its wholly-owned subsidiaries , the “Company”) is a supplier of high performance modules, components and foundry services for communications applications. The Company’s focus is on the specialized expertise, materials and know-how of radio frequency (“RF”) and other high and intermediate frequency applications. The Company’s primary markets include mobile devices, networks and defense and aerospace systems. The Company provides customers with standard and custom products as well as foundry services. The Company’s products are designed on various wafer substrates including compound semiconductor materials such as gallium arsenide (“GaAs”) and piezoelectric crystals such as lithium tantalate (“LiTaO3”) and use a variety of process technologies including heterojunction bipolar transistor (“HBT”), pseudomorphic high electron mobility transistor (“pHEMT”), surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”). The Company’s customers include major communication companies worldwide.

Note 2.    Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements for the periods presented include the accounts of the Company and its wholly owned subsidiaries, including, TriQuint BV (LLC), TriQuint CV LP, TriQuint Europe Holding Company, TriQuint TFR Inc., TriQuint, Inc., TriQuint S.R.L., TriQuint Semiconductor Texas LP, TriQuint Sales and Design, Inc. TriQuint Colorado, Inc., TriQuint Semiconductor GmbH, TriQuint Asia, TriQuint Technology Holding Co, TriQuint Texas General Holding Company, TriQuint Texas Limited Holding Company, TriQuint (Shanghai) Trading Co. Ltd., TriQuint Semiconductor Japan TYK, TriQuint Sweden AB, TriQuint WJ, Inc. and WJ NEWCO LLC. The Company has no investments in which it exercises significant influence but which it does not control (20% to 50% ownership interest). All intercompany transactions and balances have been eliminated.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include, but are not limited to, sales returns reserves, inventory reserves, restructuring reserves, income tax valuation allowance, investment impairments, impairments of goodwill and long-lived assets, business acquisition earnout liabilities and commitments and contingencies. On a regular basis, the Company reviews its estimates to ensure the estimates appropriately reflect changes in its business or as new information becomes available. Management believes that these estimates are reasonable; however, actual results could materially differ from these estimates.

Revenue Recognition

Revenues are primarily derived from the sale of products and foundry services. The Company also receives revenue from non-recurring engineering fees and cost-plus contracts for research and development work, which collectively has been less than 5% of consolidated revenue for any period. The Company’s mobile devices distribution channels include our direct sales staff, manufacturers’ representatives and independent distributors. The majority of the Company’s shipments are made directly to our customers. Revenues from products are recognized when title to the products pass to the buyer.

Revenues from the Company’s distributors in 2009, 2008 and 2007 were $94,919, $80,686 $44,937, respectively, and are recognized when the product is sold to the distributor. The Company’s distribution agreements provide for selling prices that are fixed at the date of sale, although the Company offers price protections which are specific, of a fixed duration and reserved for by the Company. Further, the payment obligation is not contingent on reselling the product or further action by the Company; the distributors take title to the product and bear the risks of ownership, have economic substance and the amount of future returns can be reasonably estimated. The Company allows its distributors to return products for warranty reasons; and stock rotation rights, within certain limitations, and reserves for such instances. Customers, however, can only return product for warranty reasons. If the Company is unable to repair or replace products returned under warranty, the Company will issue a credit for a warranty return.

The Company receives periodic reports from customers who utilize inventory hubs and recognizes revenues when the customers acknowledge they have pulled inventory from its hub, the point at which title to the product passes to the customer.

Revenues from foundry services and non-recurring engineering fees are recorded when the service is completed. Revenues from cost-plus contracts are recognized as costs are incurred.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, investments and payables, all of which have carrying values that approximate their fair values.

Cash Equivalents

The Company considers all highly liquid debt and other instruments purchased with an original maturity of three months or less to be cash equivalents. These investments include money market funds. At December 31, 2009 and 2008, the Company’s cash equivalents were $86,505 and $21,973, respectively.

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

At December 31, 2009 and December 31, 2008 the Company’s investments consisted of U.S. treasury securities and obligations of U.S. government agencies, and other investments. All were classified as available-for-sale.

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

Inventories

The Company states its inventories at the lower of cost or market. The Company uses a combination of standard cost and moving average cost methodologies to determine its cost basis for its inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to stating inventory at the lower of cost or market, the Company also evaluates it each period for excess quantities and obsolescence. This evaluation, based on historical experience and the Company’s judgment of economic conditions, includes identifying those parts specifically identified as obsolete and reserving for them, analyzing the last usage date as well as forecasted demand versus quantities on hand and reserving for the excess, and identifying and recording other specific reserves.

Property, Plant & Equipment

Property, plant and equipment is recorded at cost. Rent expense for operating leases is recorded on a straight-line basis over the life of the lease term. If a lease has an escalation clause, the difference between rent expense and rent paid is recorded as deferred rent and is included in accrued liabilities on the consolidated balance sheets. During 2009 the Company reclassified land of $4,023 previously held as available for sale from other current assets to property, plant, and equipment.

Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: three to seven years for machinery and equipment, furniture and fixtures and computer equipment and software; 15 years for land improvements; 20 years for building equipment; and 39 years for buildings. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the term of the related lease, and are generally three to seven years. Asset lives are reviewed periodically to determine if appropriate and adjustments are made as necessary. Depreciation begins at the time assets are placed in service. Maintenance and repairs are expensed as incurred. For 2009, 2008 and 2007, the Company incurred depreciation expense of $41,535, $31,799 and $28,869, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of the net assets of business acquired. Other intangible assets consist primarily of patents, developed technology, customer relationships, in-process research and development, and other intangibles with estimable useful lives, ranging from two to 10 years at the time of acquisition. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead reviewed at least annually for impairment. In-process research and development will be amortized or impaired upon completion or abandonment of specific projects. Intangible assets with estimable useful lives are amortized over their respective estimated lives to their estimated residual values, and reviewed for impairment.

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

Investments in Privately Held Companies

The Company accounts for these investments at cost unless their value has been determined to be other than temporarily impaired, in which case the investment is impaired to its current fair value. These investments are included in other non-current assets in the consolidated balance sheet. The Company reviews these investments periodically for impairment and makes appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. The Company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or poor operating results of the issuer could result in additional other-than-temporary losses in future periods. See Note 16 for additional discussion of investments in privately held companies.

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

Advertising Costs

The Company expenses advertising costs as incurred. For 2009, 2008 and 2007 advertising costs were immaterial.

Comprehensive Income (Loss)

The Company reports all changes in equity that result from transactions and economic events other than transactions with owners. The components of comprehensive income include unrealized holding gains and losses on available-for-sale investments, unrealized gains and losses on cash flow hedges, and unrealized gains and losses on pension obligations which are included as a separate component of stockholders’ equity until realized. Comprehensive income (loss) was as follows:

	Year ended December 31,
	2009	2008	2007
Net income (loss)	$16,245	$(14,613)	$23,394
Other comprehensive income (loss):
Net unrealized gain on cash flow hedges	—	322	104
Net unrealized (loss) gain on available for sale investments	(306)	(209)	395
Net unrealized gain on pension obligations	64	194	462

Comprehensive income (loss)	$16,003	$(14,306)	$24,355

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include options granted pursuant to the Company’s stock option plans and potential shares related to the Company’s Employee Stock Purchase Plan and convertible subordinated debt. A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations for 2009, 2008 and 2007 is presented in Note 7.

Income Taxes

The Company is subject to taxation from federal, state and international jurisdictions in which it operates and accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying value and the tax bases of assets and liabilities. A significant amount of management judgment is involved with the Company’s annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The tax provision is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Valuation allowances are established to reduce deferred tax assets to the amount expected to “more likely than not” be realized in future tax returns. Tax law and rate changes are reflected in the period such changes are enacted.

Our provision for income taxes as of and for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Provision for income taxes	$405	$2,753	$1,530

The provision for income taxes for 2009, 2008 and 2007 primarily consisted of domestic and foreign tax liabilities in U.S. and Costa Rica of $405, $2,753 and $1,530, respectively. The Company’s Costa Rican subsidiary benefited from a 100% Costa Rican income tax exemption through 2003, a 75% exemption through 2007 and a 50% exemption through March 24, 2009. The 2009 89% income tax exemption is due to a blended January through March 50% tax exemption and a new April through December 100% exemption. The new Costa Rican income tax exemption is expected through March 2017, subject to the Company meeting certain employment and investment requirements. In January 2008 a $63,291 dividend was paid from the Costa Rican subsidiary. Of the $63,291 dividend, the majority was from previously taxed income and the remainder was taxable in 2008. No provision has been made for the U.S., state or additional foreign income taxes related to approximately $104,690 of undistributed earnings of foreign subsidiaries which have been, or are, intended to be permanently reinvested. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. In the event the Costa Rican or German subsidiaries remit these earnings to the U.S. parent, the earnings may be subject to U.S. federal and state income taxes.

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

Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. The Company believes that an appropriate estimated liability has been established for potential exposures. The Company is no longer subject to U.S. federal income tax examinations for years before 2002; state and local income tax examinations before 2002; and foreign income tax examinations before 2005. The Company is not currently under Internal Revenue Service (“IRS”) or state examinations. In February 2009, the Company successfully completed the 2004-2007 income tax audit of TriQuint Semiconductor GmbH with no adjustments made by the German tax authorities.

In 2002, the Company determined that a valuation allowance should be recorded against all of the Company’s deferred tax assets. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion, or all of the deferred tax assets may not be realized. WJ Communications, Inc. (“WJ”) recorded, and the Company maintained, a valuation allowance against its deferred tax assets. The Company considers future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance and evaluates the need for a valuation allowance on a regular basis. At December 31, 2009, the Company determined that it is more likely than not that the deferred tax assets will not be realized.

In assessing the realizability of the Company’s deferred tax assets, the Company considered four sources of taxable income. Because the Company has no carryback ability and has not identified any viable tax planning strategies, two of the sources are not available. Reversing taxable temporary differences have been properly considered as the deferred tax liabilities reverse in the same period as existing deferred tax assets. However, reversing the deferred tax liabilities is insufficient to fully recover existing deferred tax assets. Therefore, future taxable income, the most subjective of the four sources, is the remaining source available for realization of our net deferred tax assets.

The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate future taxable income against which benefits of the Company’s deferred tax assets may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to the Company’s ability to generate revenues, gross profits, operating income and taxable income in future periods. Amongst other factors, management must make assumptions regarding overall business and semiconductor industry conditions, operating efficiencies, the Company’s ability to develop products to our customers’ specifications, technological change, the competitive environment and changes in regulatory requirements which may impact the Company’s ability to generate taxable income and, in turn, realize the value of the Company’s deferred tax assets. Significant operating losses in 2008 and prior years, past variances from forecasted income, capacity expansion plans and the recent significant economic uncertainties in the market have made the projection of future taxable income too uncertain to be used as justification for the realization of deferred tax assets. Subsequent events have made forecasting taxable income even more difficult, including the acquisitions of WJ and TriAccess Technologies, Inc. (“TA”) which came with prior histories of pre-tax losses.

The Company’s 2009 and 2008 unrecognized tax benefits totaled $27,478 and $25,129 including interest and penalty of $4,128 and $4,033, respectively. To the extent interest and penalties would be assessed by taxing authorities of any underpayment of income taxes, such amounts are accrued and classified as a component of income tax expenses on the statement of operations. The amount of the unrecognized tax benefits, if recognized, that would result in a favorable impact on the effective tax rate is $10,077.

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

Derivatives and Hedging

The Company no longer enters into foreign currency forward contracts for hedging purposes. It accounted for previous derivatives and hedging activities by recording all derivative instruments on the balance sheet at their respective fair values. The impact of prior activity was immaterial to the financial statements.

Additional information about the Company’s use of derivative instruments is presented in Note 11.

Impairments of Long-lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined by reference to market prices or through discounted cash flow analysis, depending on the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The Company determined a triggering event occurred during the fourth quarter of 2008 and conducted an assessment of the recoverability of its long-lived and intangible assets based on a comparison of the undiscounted cash flows to the recorded carrying value of the long-lived and intangible assets. The results of the impairment analysis did not indicate an impairment existed for the long lived asset and accordingly, the Company did not record an impairment charge on its long-lived assets for the year ended December 31, 2008. The Company did not have an impairment trigger in 2007 and 2009 and therefore did not record an impairment charge for the years ended December 31, 2007 and 2009.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described in Note 14. The Company records the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. The compensation expense for the Company’s stock-based payments, which includes employee stock options and the Company’s Employee Stock Purchase Plan (“ESPP”), is based on estimated fair values at the time of the grant or subscription period, respectively.

The Company estimates the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model which requires a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company’s common stock and interest rates. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Stock-based compensation expense recognized during the years ended December 31, 2009, 2008 and 2007 included compensation expense for stock-based payment awards granted during the current year, as well those awards granted but not yet vested as of December 31, 2005. The compensation expense for these grants was based on the grant date estimated fair value. Compensation expense for all stock-based payment awards was recognized using the straight-line method over the expected life of the award. As stock-based compensation expense recognized during 2009, 2008 and 2007 was based on awards ultimately expected to vest, the gross expense has been reduced for estimated forfeitures.

Recent Accounting Pronouncements

In October 2009, the FASB issued updated authoritative guidance regarding “Multiple-Delivered Revenue Arrangements,” which updates, “Revenue Recognition—Multiple Element Arrangements,” to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relevant selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Upon adoption, application of the “residual method” will no longer be permitted and entities will be required to disclose more information about their multiple-element revenue arrangements. The new standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. While the Company is still analyzing the effects of the adoption of this standard, the Company does not believe that the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

Note 3.    Fair Value of Financial Instruments

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

		Fair Value Measurements as of December 31, 2009
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash and cash equivalents—money market funds	$103,579	$103,579	$103,579	$—	$—
Short-term—marketable securities	50,356	50,356	11,224	39,132	—

Total	$153,935	$153,935	$114,803	$39,132	$—

Liabilities:
Earnout payment liability	$1,509	$1,509	$—	$—	$1,509

Total	$1,509	$1,509	$—	$—	$1,509

		Fair Value Measurements as of December 31, 2008
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash and cash equivalents—money market funds	$50,773	$50,773	$28,800	$21,973	$—
Short-term—marketable securities	35,304	35,304	—	35,304	—
Long-term—marketable securities	15,854	15,854	2,576	13,278	—

Total	$101,931	$101,931	$31,376	$70,555	$—

The instruments classified as Level 1 are measured at fair value using statement value and quoted market prices. The investments classified as Level 2 were valued using quoted prices for similar instruments in markets that are not active since identical instruments were not available.

On December 31, 2009, the Company remeasured the fair value of the Level 3 investment. The Company used an income based method to fair value this liability. For additional details on the liability classified as Level 3, see Note 4, Business Combinations. Details of the level three fair value measurements are as follows:

Opening earnout payment liability	$1,398
Accretion	111

Ending earnout payment liability	$1,509

The Company measured the fair value of its investment in privately held company as of December 31, 2008. The inputs used to measure the fair value of the investment were within Level 3 of the fair-value hierarchy. The Company used an income based method to fair value this investment. Additional information about the Company’s investment in privately held companies is presented in Note 16.

Note 4.    Business Combinations

TriAccess Technologies, Inc,

On September 3, 2009, the Company completed the acquisition of TA, a provider of Cable TV and Fiber to the Home and RF specific integrated circuits for the amplification of multimedia content, by purchasing 100% of TA’s outstanding shares. Details of the purchase price are as follows:

Cash paid at closing, net of cash acquired	$7,984
Estimated earnout payment liability	1,398

Total	$9,382

The earnout payment liability has been estimated at its fair value and represents an obligation to pay up to $5,000 to the former TA shareholders upon TA product sales meeting certain revenue thresholds over three years beginning in 2010. The Company has estimated the fair value of the identifiable intangible assets, which are subject to amortization, using a cash flow based approach discounted with a market discount rate. In-process research and development is considered an indefinite lived asset and will be amortized or impaired upon completion or abandonment of specific projects. All other intangible assets will be amortized over a period of three to five years. Goodwill is calculated as the purchase price in excess of the fair values of TA’s assets and liabilities and represents the Company’s opportunity to expand its product line into video delivery, a high margin high growth market currently underserved by the Company. The goodwill is not deductible for tax purposes. The purchase price was allocated to TA’s assets and liabilities based upon fair values as follows:

Tangible assets acquired, net of cash acquired	$(4)
Developed technology	3,680
In-process research and development	2,330
Goodwill	3,376

Total	$9,382

The results of operations for the TA business are included in the Company’s consolidated statements of operations for the period from September 3, 2009 to December 31, 2009. Pro forma results of operations have not been presented for this acquisition because its effect was not material to the Company.

WJ Communications, Inc

On May 22, 2008, the Company completed the acquisition of WJ, a RF semiconductor company that provides RF product solutions worldwide to communications equipment companies. The Company paid $71,957 in cash on the closing date and $580 of direct acquisition costs for 100% of the shares of WJ.

The results of operations for the WJ business are included in the Company’s consolidated statements of operations for the period from May 23, 2008 through December 31, 2009. The following unaudited pro forma consolidated information gives effect to the acquisition of WJ as if it had occurred on January 1, 2007 after giving effect to certain adjustments, including the amortization of intangible assets, interest income, and tax adjustments, and assumes the purchase price has been allocated to assets and purchased liabilities assumed based on values at the date of purchase. Results may not be indicative of future operating results.

Proforma results of operations (unaudited)	Year Ended December 31,
	2008	2007
Revenue	$589,021	519,720
Net (loss) income	(22,319)	8,807
Basic EPS	(0.15)	0.06
Diluted EPS	(0.15)	0.06

The Company committed to a restructuring plan to consolidate facilities in San Jose, California and China and to reduce certain redundant positions in the WJ operations as a result of the acquisition. The consolidation of the facilities and the reduction of personnel were substantially complete by the end of the third quarter of 2009. The plan to consolidate facilities includes partial abandonment of the San Jose facility and full abandonment of the China leases. The China lease expired in 2009 and San Jose lease expires 2011. Payments related to this restructuring are expected to be complete by 2011. During 2009, the Company revised its estimate of future payments relating to the San Jose lease and accordingly recorded a reduction to the future liability of $534.

The following table summarizes the charges taken as part of the restructuring plan:

	Personnel	Lease abandonment costs	Total
Balance at May 22, 2008	$3,859	$11,148	$15,007
Payments	(2,194)	(2,248)	(4,442)
Accretion	—	310	310

Balance at December 31, 2008	$1,665	$9,210	$10,875
Payments	(1,611)	(3,963)	(5,574)
Accretion	—	404	404
Change in estimate	—	(534)	(534)

Balance at December 31, 2009	$54	$5,117	$5,171

Note 5.    Selected Financial Statement Information

	December 31, 2009	December 31, 2008
Accounts receivable, net:
Trade accounts receivable	$88,174	$78,439
Allowance for doubtful accounts	(84)	(20)

	$88,090	$78,419

Inventories:
Raw materials	$21,393	$27,013
Work-in-process	41,385	43,025
Finished goods	27,186	38,222

	$89,964	$108,260

Property, plant and equipment, net:
Land	$19,691	$15,668
Buildings	89,386	89,361
Leasehold improvements	9,896	8,856
Machinery and equipment	405,173	357,367
Furniture and fixtures	5,899	5,799
Computer equipment and software	36,037	34,187
Assets in process	28,103	35,041

	594,185	546,279
Accumulated depreciation	(318,200)	(282,029)

	$275,985	$264,250
Accrued payroll:
Accrued payroll and taxes	$15,794	$7,963
Accrued vacation, sabbatical, and sick pay	9,345	9,602
Self-insurance liability	1,350	1,172

	$26,489	$18,737

Note 6.    Investments in Marketable Securities

As of December 31, 2009 all short-term investments are classified as available-for-sale and have maturity dates of less than one year. All unrealized gains and losses on available-for-sale investments are included in other comprehensive income. Money market funds included in cash equivalents have been excluded. The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2009 consisted of the following:

At December 31, 2009	Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Available-for-sale:
U.S. treasury securities and obligations of U.S. government agencies	$11,251	$28	$—	$11,279
Corporate debt securities and other	39,145	—	(13)	39,132

	$50,396	$28	$(13)	$50,411

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2008 consisted of the following:

At December 31, 2008	Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Available-for-sale:
U.S. treasury securities and obligations of U.S. government agencies	$70,990	$324	$—	$71,314
Corporate debt securities and other	1,818	—	(1)	1,817

	$72,808	$324	$(1)	$73,131

The contractual maturities of investments as of December 31, 2009 were all due or callable in one year or less. Investments with an unrealized holding gain or loss for greater than and less than 12 consecutive months at December 31, 2008 were as follows:

At December 31, 2008	Greater than 12 months		Less than 12 months		Total Fair Value	Total Unrealized Gain/ (Loss)
	Fair Value	Unrealized Gain/ (Loss)	Fair Value	Unrealized Gain/ (Loss)
U.S. treasury securities and obligations of U.S. government agencies	$15,854	$200	$55,460	$124	$71,314	$324
Corporate debt securities and other	—	—	1,817	(1)	1,817	(1)

	$15,854	$200	$57,277	$123	$73,131	$323

Investments by contractual maturity are as follows:

	December 31, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
Due or callable in one year or less	$50,396	$50,411	$68,314	$68,495
Due after one year through 42 months	$—	$—	$4,494	$4,636

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operational and financing cash flow factors. At December 31, 2009, all unrealized holding losses were considered to be temporary as the Company has the ability and intent to hold the investments until a recovery of fair value. During 2009, 2008 and 2007, the Company did not record any other-than-temporary impairments on its marketable securities.

Note 7.    Net Income (Loss) Per Share

Net income (loss) per share is presented as basic and diluted net income (loss) per share. Basic net income (loss) and diluted loss per share is net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net income per share is similar to basic net income (loss) per share, except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect.

The following summarizes the elements included in the calculation of basic and diluted net income (loss) per share for 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
Net income (loss)	$16,245	$(14,613)	$23,394
Weighted-average shares outstanding—Basic	149,759	144,518	140,189
Dilutive securities	2,567	—	2,301

Weighted-average shares outstanding—Dilutive	152,326	144,518	142,490

Net income (loss) per common share:
Basic	$0.11	$(0.10)	$0.17
Diluted	$0.11	$(0.10)	$0.16

For 2009, 2008 and 2007, options and other exercisable convertible securities totaling and 23,727 shares, 29,851 shares and 14,912 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

Note 8.    Goodwill and Other Acquisition-Related Intangible Assets

The Company is required to perform an impairment analysis on its goodwill at least annually, or when events and circumstances warrant. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. The Company is considered one reporting unit. As a result, to determine whether or not goodwill may be impaired, the Company compares its book value to its market capitalization. If the trading price of the Company’s common stock as adjusted for factors such as a control premium is below the book value per share at the date of the annual impairment test or if the average trading price of the Company’s common stock is below book value per share for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value. If the comparison of book value to estimated market value indicates impairment, then the Company compares the implied fair value of goodwill to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess.

The Company performs this test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During its annual impairment test in the fourth quarter of 2008, the price of the Company’s common stock adjusted for a control premium was significantly below the book value. The Company performed a goodwill impairment test and determined that the entire balance of goodwill was impaired and recognized an impairment of $33,871. In 2009 no impairment of goodwill was recorded as the Company’s fair value substantially exceeded its carrying value. Information regarding the Company’s other acquisition-related intangible assets is as follows:

	Useful Life (Years)	December 31, 2009			December 31, 2008
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-amortizing:
Goodwill		$3,376	$—	$3,376	$—	$—	$—
In-process research and development		2,330	—	2,330	—	—	—
Amortizing:
Patents, trademarks and other	2 – 10	47,388	16,693	30,695	44,181	11,286	32,895

Total intangible assets		$53,094	$16,693	$36,401	$44,181	$11,286	$32,895

Amortization expense of intangible assets was approximately $5,407, $3,431 and $632 for 2009, 2008 and 2007, respectively. Amortization expense related to intangible assets at December 31, 2009 in each of the next five fiscal years and beyond is expected to be as follows:

2010	$5,855
2011	5,765
2012	5,765
2013	5,191
2014	4,041
Thereafter	4,078

$30,695

Note 9.    Bank Line

On June 27, 2008, the Company and Bank of America, N.A. (the “Lender”) entered into a Credit Agreement dated as of June 27, 2008 (the “Agreement”). The Agreement provides the Company with a two-year unsecured revolving credit facility of $50,000.

Borrowings under the Agreement bear interest in two possible ways, at the election of the Company. The Company pays interest at an amount equal to the sum of a rate per annum calculated from the British Bankers Association LIBOR rate plus a designated percentage per annum (the “Applicable Rate.”) The Applicable Rate is based on the Company’s consolidated total leverage ratio (as defined in the Agreement) and is subject to a floor of 1.25% per annum and a cap of 1.75% per annum. Alternatively, the Company may pay interest at a rate equal to the higher of the federal funds rate plus 0.50% and the prime rate of the Lender plus the Applicable Rate. The interest payment date (as defined in the Agreement) varies based on the type of loan but generally is either quarterly or a specified period of every one, two or three months.

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

Outstanding amounts are due in full on the maturity date of June 27, 2010, subject to a one-year extension at the Company’s option and with the Lender’s consent. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable. At December 31, 2009 and December 31, 2008, the Company currently had no amounts outstanding under the Agreement.

Note 10.    Income Taxes

Domestic and foreign pre-tax income (loss) for 2009, 2008 and 2007 were as follows:

	Year ended December 31,
	2009	2008	2007
Domestic	$10,686	$(15,657)	$14,847
Foreign	5,964	3,797	10,077

	$16,650	$(11,860)	$24,924

Income tax expense (benefit) for 2009, 2008 and 2007 consisted of the following:

	Year ended December 31,
	2009	2008	2007
Current:
Federal	$499	$1,255	$932
State	217	38	30
Foreign	(311)	1,460	568

	405	2,753	1,530

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Net income tax expense	$405	$2,753	$1,530

The actual income tax expense reported for operations is different from that which would have been computed by applying the federal statutory tax rate to income (loss) before income taxes. A reconciliation of income tax expense as computed at the U.S. federal statutory income tax rate to the provision for income tax expense (benefit) for 2009, 2008 and 2007 is as follows:

	Year ended December 31,
	2009	2008	2007
Tax expense (benefit) at United States statutory rate	35.0%	(35.0%)	35.0%
State income tax, net of federal effect	0.9	0.2	2.2
Change in valuation allowance	(14.2)	(86.1)	(41.6)
Foreign income tax	(5.8)	22.7	1.6
Costa Rican subsidiary tax holiday	(9.7)	(10.3)	(0.6)
Deemed dividend from foreign subsidiary	1.5	(1.4)	25.8
Goodwill	—	93.0	—
Stock-based compensation	7.0	11.9	0.5
Business combination	(1.0)	5.9	—
Other, net	(11.3)	22.3	(16.8)

Effective tax rate	2.4%	23.2%	6.1%

Deferred income tax assets and liabilities consist of the tax effects of temporary differences. These temporary differences as of December 31, 2009 and 2008 were as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets:
Amortization and depreciation	$9,620	$7,300
Capital research and development expenditures	14,192	18,270
Reserves and allowances	1,605	5,783
Accrued liabilities	5,624	3,939
Impairment of investment in other companies	6,506	6,412
Inventory	10,132	9,659
Net operating loss carryforwards	60,832	60,614
Capital loss carryforwards	1,370	1,370
Research and development, and other credits	3,927	2,930
Stock-based compensation	6,630	4,670
Other	2,784	2,524

Total deferred tax asset	123,222	123,471
Valuation allowance	(123,222)	(123,471)

Net deferred tax asset	$—	$—

The Company recorded a tax charge of $ 405, $2,753, and $1,530 for 2009, 2008, and 2007, respectively. The provisions for 2009, 2008, and 2007 do not reflect a benefit for prior year losses due to a full valuation allowance against deferred tax assets. The net increase (decrease) in total valuation allowance for the deferred tax assets for 2009, 2008, and 2007 were $(249), $22,234 and $(10,380), respectively.

At December 31, 2009, the Company had approximately $193,600 of U.S. net operating loss carryforwards, $69,910 of which arose from the WJ acquisition and $5,445 from the TA acquisition, to offset future U.S. taxable income, expiring from 2023 through 2028; and $207,715 for state tax purposes, expiring 2010 through 2028. The net operating losses acquired with WJ and TA are subject to Internal Revenue Code section 382 limitations following ownership change. In 2009 and 2008, the federal capital loss carryforward decreased by $9 and $12,578 due to the expiration of the statute of limitations, respectively. The remaining $3,560 federal capital loss carryforward will offset future capital gains subject to the statute of limitations expirations in 2011 and 2012. The Company has placed a full valuation allowance against the tax effect of all net operating and capital loss carryforwards.

Deferred tax assets and the related valuation allowance do not reflect $18,037 and $18,703 as of December 31, 2009 and 2008, respectively, relating to U.S. income tax benefits of stock option deductions. This benefit will be credited to additional paid in capital, when and if realized.

The Company’s Costa Rican subsidiary benefited from a 100% Costa Rican income tax exemption through 2003, a 75% exemption through 2007 and a 50% exemption through March 24, 2009. The 2009 89% income tax exemption is due to a blended January through March 50% tax exemption and a new April through December 100% exemption. The new Costa Rican income tax exemption is expected through March 2017, subject to the Company meeting certain employment and investment requirements. In January 2008 a $63,291 dividend was paid from the Costa Rican subsidiary. Of the $63,291 dividend, the majority was from previously taxed income and the remainder was taxable in 2008. No provision has been made for the U.S., state or additional foreign income taxes related to approximately $104,690 of undistributed earnings of foreign subsidiaries which have been, or are, intended to be permanently reinvested. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. In the event the Costa Rican or German subsidiaries remit these earnings to the U.S. parent, the earnings may be subject to U.S. federal and state income taxes.

The Company’s 2009 and 2008 unrecognized tax benefits totaled $27,478 and $25,129 including interest and penalty of $4,128 and $4,033, respectively. The amount of the unrecognized tax benefits, if recognized, that would result in a favorable impact on the effective tax rate is $10,077.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance January 1, 2009	$21,096
Reductions for tax positions-prior years	0
Acquisition addition-current year	251
Additions for tax positions-current years	3,172
Expiration of statute of limitations	(1,169)

Balance December 31, 2009	$23,350

The unrecognized tax benefits anticipated to be recognized due to the expiration of the statue of limitations on or before December 31, 2010 are $2,982. The unrecognized tax benefits anticipated to be recognized within twelve months relates to a foreign subsidiary’s U.S. activities and foreign tax on a foreign subsidiary’s income and expense items. No other changes are anticipated within the next twelve months to the unrecognized tax benefits. The major jurisdictions in which the Company files include the U.S. and Costa Rica. Tax years beginning in 2005 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

Note 11.    Foreign Currency Exchange

The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations for each month are remeasured at the prior month’s balance sheet rate which approximates the average exchange rates for the month. To manage its exposure to foreign currency exchange rate fluctuations, the Company previously entered into derivative financial instruments, including hedges. The ineffective portion of the gain or loss on derivative instruments that are designated and qualify as cash flow hedges are immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized into earnings. For 2009, the Company reported foreign currency loss from remeasurement activity of $191 as compared to a gain from remeasurement and hedging activity of $733 and $343 during 2008 and 2007, respectively.

As of December 31, 2009 and December 31, 2008 the company had no forward currency contracts outstanding.

Note 12.    Commitments and Contingencies

On July 23, 2009, the Company filed a complaint in the United States District Court for the District of Arizona against Avago Technologies Limited, Avago Technologies U.S., and Avago Technologies Wireless IP (collectively, “Avago”). Avago sent letters to the Company’s customers advising them that Avago owns certain U.S. patents (“Avago patents”) identified in the letter. Avago’s letters further stated that Avago has not licensed its patents to any competitors, and that if customers purchase certain radio frequency products from suppliers other than Avago, they will not be protected against Avago’s patents. The Company’s complaint seeks a declaration that four of the Avago patents are invalid and that no TriQuint products infringe them. The

Company’s complaint also alleges that three Avago products infringe certain of TriQuint’s U.S. patents. In response to the Company’s complaint, Avago filed an answer and counterclaims on September 17, 2009. Avago’s answer and counterclaims denies the Company’s patent infringement allegations, and alleges that certain of the Company’s products infringe ten of Avago’s U.S. patents and seeks unspecified damages and injunctive relief. In response to Avago’s answer and counterclaims, the Company filed an answer and counterclaims on October 16, 2009. The Company’s answer and counterclaims denies Avago’s patent infringement allegations, and alleges that Avago engaged in anticompetitive conduct in violation of U.S. antitrust laws, through its acquisition of the bulk acoustic wave (“BAW”) business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On November 24, 2009, Avago filed a motion to dismiss the Company’s antitrust claims, and on December 22, 2009, the Company filed an opposition to Avago’s motion to dismiss. On January 11, 2010, Avago filed a reply in support of its motion to dismiss the Company’s antitrust counterclaims. Discovery in the case has commenced. The Court has not yet set a trial date for the case. At this time, the Company does not believe it is probable or estimatable that losses related to the litigation described above will be incurred.

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint’s officers and directors. On March 16, 2007, a substantially similar action (case no. C-07-0398) was filed. The plaintiffs allege that the defendants violated Section 14 of the Securities Exchange Act, as amended, breached their fiduciary duty, abused control, engaged in constructive fraud, corporate waste, insider selling, and gross mismanagement, and were unjustly enriched by improperly backdating stock options. The plaintiffs also allege that TriQuint failed to properly account for stock options and that the defendants’ conduct caused artificial inflation in TriQuint’s stock price. The plaintiffs seek unspecified damages and disgorgement of profits from the alleged conduct, corporate governance reform, establishment of a constructive trust over defendants’ stock options and proceeds derived therefrom, punitive damages, and reasonable attorney’s, accountant’s, and expert’s fees. On April 25, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on or about May 25, 2007. On July 23, 2007, the Company and the individual defendants filed separate motions for the dismissal of all claims in each case with the District Court for the District of Oregon. On September 28, 2007, the plaintiffs filed a consolidated opposition to the motions for the dismissal of all claims in each case. On October 26, 2007, the Company and the individual defendants filed separate reply briefs in support of their motions for the dismissal of all claims in each case. On August 12, 2009, the Plaintiffs filed a Stipulation of Settlement (the “Stipulation”), which contained proposed terms of a settlement negotiated between the parties. On September 21, 2009, the Court issued an Order Preliminarily Approving Derivative Settlement and Providing for Notice (the “Preliminary Order”). After issuance of the Preliminary Order, the Company paid Plaintiffs $2,950, as required under the Stipulation, on September 28, 2009. In addition, the Company posted a Notice of Settlement (the “Notice”) and the Stipulation on its website; filed the Notice and the Stipulation in the Investor’s Business Daily; and published the Notice and the Stipulation with the Securities and Exchange Commission in a Form 8-K, all as required under the Preliminary Order. On November 6, 2009, the Court held a Settlement Hearing and issued an Order and Final Judgment (the “Final Order”), wherein the Court approved the proposed settlement set forth in Stipulation, dismissed all claims, and released all parties. Within 30 days after issuance of the Final Order, the Company adopted certain Corporate Governance Reforms set forth in the Stipulation, which are to remain in effect for at least five years following the issuance of the Final Order.

Environmental Remediation

Current operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination.

The Company continues to be in compliance with the remedial action plans being monitored by various regulatory agencies at WJ’s former Palo Alto and Scotts Valley, California sites. WJ had entered into funded fixed price remediation contracts and obtained cost-overrun and unknown pollution conditions insurance coverage. The Company believes that it is remote that it would incur any significant liability beyond that which it has recorded. The Company does ultimately retain responsibility for these environmental liabilities in the unlikely event that the environmental remediation firm and the insurance company do not meet their obligations.

With respect to other former production facilities, to date either no contamination of significance has been identified or reported to the Company or the regulatory agency involved has granted closure with respect to the identified contamination. Nevertheless, the Company may face environmental liabilities related to these sites in the future.

Lease Commitments

The Company currently leases certain equipment, office and manufacturing space under operating leases. Lease terms range from approximately one to 5 years, expiring at various dates through 2013 with options to renew at varying terms. Leases include WJ facilities which have been included in the restructuring plan as disclosed in Note 4. Commitments for minimum lease payments under non-cancelable leases as of December 31, 2009 were as follows:

2010	$6,951
2011	2,834
2012	1,155
2013	639
2014	—
Thereafter	—

$11,579

Future minimum lease payments have not been reduced by future minimum sublease rentals of $462 under an operating lease. Rent expense under cancelable and non-cancelable operating leases for 2009, 2008, 2007 was $3,056, $3,411 and $2,303, respectively.

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

Customers

The Company grants trade credit to its customers, who are primarily foreign manufacturers of wireless communication devices, cable and broadcast television receivers and fiber optic communication devices. The Company performs periodic credit evaluations of its customers and generally does not require collateral;

however, in certain circumstances, the Company may require letters of credit or prepayment from its customers. Sales and accounts receivable from customers are denominated in U.S. dollars. The Company has not experienced significant losses related to receivables from these individual customers.

Note 14.    Stock, Stock Options and Rights

Preferred Stock

The Company has authorized capital of 5,000 shares of $.001 par value preferred stock. Holders of the preferred stock are entitled to one thousand votes for each share of preferred stock on all matters submitted to a vote of the Company’s stockholders. At December 31, 2009, the Company had no shares of preferred stock issued or outstanding.

Common Stock

The Company has authorized capital of 600,000 shares of $.001 par value common stock. Holders of the common stock are entitled to one vote for each share of common stock on all matters submitted to a vote of the Company’s stockholders.

Stock Options

1996 Stock Incentive Program

The 1996 Plan provides for the grant of incentive and non-qualified stock options to officers, outside directors and other employees of the Company or any parent or subsidiary. The Plan was amended in 2002 to provide that options granted thereunder must have an exercise price per share no less than 100% of the fair market value of the share price on the grant date. Further, with respect to any participant who owns a quantity of stock representing more than 10% of the voting rights of the Company’s outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date. In 2005, the 1996 Plan was further amended to extend the term of the plan to 2015 and permit the award of restricted stock, restricted stock units, stock appreciation rights, performance shares and performance units in addition to the grant of stock options. In addition, the amendment provided specific performance criteria that the plan administrator may use to establish performance objectives, a formula mechanism that provides for automatic grants to the non-employee chairman of the Board and prohibited (i) repricing any outstanding stock option or stock appreciation right after it has been granted (other than pro rata adjustments to reflect stock dividends and other corporate events) and (ii) canceling any outstanding stock option or stock appreciation right and replace it with a new stock option or stock appreciation right with a lower exercise price, unless approved by the Company’s stockholders. The terms of each grant under the Plan may not exceed 10 years. In May 2009, the Company adopted the 2009 Incentive Plan which replaced the 1996 Plan.

2008 Inducement Award Plan

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

2009 Incentive Plan

In May 2009, the 2009 Incentive Plan was approved by the Company’s stockholders. The plan replaces the 1996 Plan and provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers, directors, consultants, agents advisors and independent contractors of the Company and its subsidiaries and affiliates. The options granted thereunder must have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the 2009 Incentive Plan may not exceed 10 years.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans at December 31, 2009 (in thousands):

	Authorized	Available	Outstanding
1996 Stock Incentive Program	41,050	2,410	27,255
1998 Nonstatutory Stock Option Plan	4,000	2	256
Sawtek Stock Option Plans(1)	2,439	177	387
2008 Inducement Award Plan	1,600	243	1,334
2009 Incentive Plan	10,000	9,131	869

Total	59,089	11,963	30,101

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

The following summarizes the Company’s stock option transactions for 2009, 2008 and 2007 (in thousands, except per share data):

	Year ended December 31,
	2009		2008		2007
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	29,851	$9.36	27,321	$9.55	25,732	$9.84
Granted	5,772	$3.00	6,050	$6.18	5,136	$5.07
Exercised	(2,526)	$4.38	(2,158)	$3.27	(2,443)	$3.59
Forfeitures	(2,996)	$15.32	(1,362)	$8.18	(1,104)	$8.95

Outstanding at end of year	30,101	$7.96	29,851	$9.36	27,321	$9.55

Exercisable at end of year	18,095	$10.23	18,787	$11.58	18,424	$11.77

The aggregate intrinsic value of options exercised during 2009, 2008 and 2007 was $6,992, $6,060 and $4,828, respectively. Fully vested outstanding options at December 31, 2009 had an aggregate intrinsic value of $15,591, based upon the Company’s closing stock price on that date of $6.00 per share. Fully vested outstanding options at December 31, 2008 had an aggregate intrinsic value of $598, based upon the Company’s closing stock price on that date of $3.44 per share. The aggregate intrinsic value of all outstanding options at December 31, 2009, 2008 and 2007 was $35,630, $735 and $39,826, respectively. The Company issues new shares of common stock upon exercise of stock options.

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2009 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life-Years	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price
$ 1.69 – $ 5.00	12,097	7.03	$3.45	6,540	$4.01
$ 5.01 – $10.00	13,829	6.48	$6.25	7,380	$6.27
$10.01 – $15.00	1,630	1.70	$11.01	1,630	$11.01
$15.01 – $25.00	390	1.36	$21.84	390	$21.84
$25.01 – $61.73	2,155	0.74	$40.01	2,155	$40.01

$ 1.91 – $61.73	30,101	5.96	$7.96	18,095	$10.23

The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model during 2009, 2008 and 2007, to determine the fair value of employee stock options and employee ESPP rights granted during each period:

Stock Options	2009	2008	2007
Risk free interest rates	1.6%	2.9%	4.7%
Expected life in years	4.14 years	4.15 years	4.5 years
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	57.8%	50.7%	46.3%
Estimated annualized forfeiture rate	7.7%	8.0%	8.0%

Employee Stock Purchase Plans	2009	2008	2007
Risk free interest rates	0.6%	2.3%	4.3%
Expected life in years	0.5 years	0.5 years	0.5 years
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	88.8%	56.0%	49.1%
Estimated annualized forfeiture rate	4.0%	8.0%	8.0%

The Company determines its risk-free rate assumption based upon the U.S. Treasury yield for obligations with contractual lives similar to the expected lives of the Company’s option grants and ESPP subscription periods. The expected life represents the weighted average period the options are expected to remain outstanding, based upon historical experience. The dividend yield assumption is based on the Company’s historical and anticipated dividend distributions. The expected volatility is based upon a blend of the Company’s historical volatility of its stock price and its exchange traded options. Forfeitures are estimated based upon historical and anticipated future experience. Based upon these assumptions, the Company has estimated the per share weighted-average grant fair value of its options granted during 2009, 2008, and 2007 at $1.40, $2.67, and $2.19, respectively.

The Company has elected the simplified method for its method of calculating the tax effects of stock-based compensation. Under the simplified method, the Company’s beginning pool of excess tax benefits is zero.

Stock-based compensation expense recognized in 2009, 2008 and 2007 was $14,185, $11,503, and $8,488, respectively, which consisted of stock-based compensation expense related to unvested grants of employee stock options and the Company’s ESPP. The table below summarizes the stock-based compensation expense for 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
Cost of goods sold	$3,492	$4,338	$3,170

Stock-based compensation expense included in cost of goods sold	3,492	4,338	3,170
Research, development and engineering	5,685	2,712	1,502
Selling, general and administrative	5,008	4,453	3,816

Stock-based compensation expense included in operating expenses	10,693	7,165	5,318

Total stock-based compensation expense included in income from operations	$14,185	$11,503	$8,488

As of December 31, 2009, the total future compensation expense related to the current unvested stock options and the ESPP, net of estimated forfeitures, is expected to be approximately $19,580. This expense is expected to be recognized over a weighted average period of approximately 26 months.

Employee Stock Purchase Plan

The Company also has an ESPP, pursuant to which participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s common stock at a discount. In August, 2006, the Company’s board of directors amended the ESPP to shorten the look-back period of offerings commencing after November 30, 2006 from two years to six months. Offerings now allow shares to be purchased at 85% of the lower of the fair market value on the first or last day of the six month offering period.

During 2009, 2008 and 2007, approximately 3,397, 2,294 and 1,962 shares, respectively, of the Company’s common stock were purchased under the ESPP. The Company issues new shares of common stock for purchases through the ESPP. The 1998 ESPP expired in December 2007, and the 2007 Employee Stock Purchase Plan (the “2007 ESPP”) was approved by the Company’s stockholders in May 2007.

The 2007 ESPP went into effect on June 1, 2007 and provides for six month offering and purchase periods. Participants are able to purchase shares at 85% of the lower of the closing sales price of the Company’s common stock on the first or last day of the six month purchase period. Approximately 2,000 shares are reserved for issuance under the 2007 ESPP, subject to annual increases commencing January 1, 2008 of the lesser of (i) 3,000 shares, (ii) 1.5% of the number of shares outstanding on the last day of the immediately preceding fiscal year or (iii) an amount determined by the board of directors. As of December 31, 2009, 3,909 shares were reserved for issuance under the 2007 ESPP. The 2007 ESPP will expire in February 2017.

In August 2009, the Company’s board amended the 2007 ESPP to change the offering period dates from the first business days of June and December to the first business days of May and November of each year, commencing with the December 2009 offering.

Preferred Shares Rights Plan

On June 30, 1998, the Company adopted a Preferred Shares Rights Agreement (the “Agreement”). Pursuant to the Agreement, rights were granted as a dividend at the rate of one right for each share of TriQuint common stock, held by stockholders of record as of the close of business on July 24, 1998. Initially, under the Agreement, each right entitled the registered holder to buy one share of preferred stock for $20.83. On April 5, 2000, the Company approved an amendment to the Agreement to increase the per unit price to $200.00. These prices are reflective of all stock splits. The rights will become exercisable only if a person or group (other than stockholders currently owning 15% of the Company’s common stock) acquires beneficial ownership of 15% or more of the Company’s common stock, or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock. Initially, under the agreement, the rights expired on June 29, 2008, unless redeemed or exchanged. On June 23, 2008 the plan was amended to change the expiration date to June 29, 2018.

Note 15.    Employee Benefit Plans

The Company has a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees in the U.S. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. Company contributions to the 401(k) Plan were approximately $3,426, $3,021 and $2,219 in 2009, 2008 and 2007, respectively.

During the fourth quarter of 2004, the Company’s Board of Directors approved a non-qualified deferred compensation plan (the “Compensation Plan”). Under the Compensation Plan, employees who are eligible to participate and members of its Board of Directors, are provided with the opportunity to defer a specified percentage of their cash compensation which the Company will be obligated to deliver on a future date. At the time of deferral, the Company allocates the deferred monies to a trust account that is invested at the participants’ election. The amount of compensation to be deferred by each participating employee or board member will be based on elections by each participant and adjusted for any positive or negative investment results from investment alternatives selected by the participant under the Compensation Plan. The liability for the deferred compensation is included in “Other long-term liabilities” on the Company’s balance sheet and was $1,899 at December 31, 2009 and $1,283 at December 31, 2008. The value of the funds allocated to the trust by the Company was $1,899 at December 31, 2009 and $1,283 at December 31, 2008, and was included in “Other noncurrent assets, net.” For 2009 and 2008, the total participant deferrals were $278 and $278, respectively.

The Company also has a pension obligation related to its German subsidiary, acquired as a result of the Company’s purchase of the Infineon Technologies AG, GaAs business in 2002. The pension liability becomes payable when the covered employees reach the age of 60 or 65 and the Company has elected to secure the liability through a reinsurance program paid for by the Company. The Company has included the obligation to deliver the pension obligation in the “Other long-term liabilities” line item on its consolidated balance sheet and the insurance receivables in the “Other noncurrent assets, net.” The value of the pension obligation at December 31, 2009 and 2008 was $2,628 and $2,444, respectively. The value of the insurance receivable at December 31, 2009 and 2008 was $3,420 and $2,931, respectively. Additional disclosures have not been included due to the insignificance of the plan.

Note 16.    CyOptics Subordinated Promissory Note and Preferred Stock

In previous years, the Company has made a number of investments in small, privately held technology companies in which the Company has held less than 20% of the capital stock or held notes receivable. The Company accounts for all of these investments at cost unless their value has been determined to be other than temporarily impaired, in which case the Company writes the investment down to its estimated fair value. The Company reviews these investments periodically for impairment and makes appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During the company’s review, the Company evaluated the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation could result in additional other-than-temporary losses in future periods. As of December 31, 2009, the only investment was the investment in CyOptics, Inc. (“CyOptics”).

In addition, as a result of the sale of our former optoelectronics operations, the Company received as partial consideration $4,500 of preferred stock and an unsecured promissory note from CyOptics for $5,633, that was discounted by $2,292 to reflect the current market rate for similar debt of comparable companies. CyOptics paid $1,495 and $1,524 towards the promissory note during 2009 and 2008, respectively. In 2008, the Company impaired the carrying value of the investment by $2,517. The carrying value of the investment is $1,681 as of December 31, 2009.

Note 17.    Segment Information

The Company establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.

The Company’s chief operating decision maker is considered to be the President and Chief Executive Officer (the “CEO”), the Chief Financial Officer (the “CFO”), and the Vice President of Operations. Results of operations are provided and analyzed at a consolidated level. Key resources, decisions, and assessment of performance is done at a consolidated level. Thus, the Company has concluded at December 31, 2009 that it has only one reportable operating segment. The Company will re-assess its conclusions at least annually.

The Company’s revenue by business market (as a percentage of total revenues) was as follows:

	Year ended December 31,
	2009	2008	2007
Business market:
Mobile Devices	63%	52%	53%
Networks	25%	37%	36%
Defense and Aerospace	12%	11%	11%

	100%	100%	100%

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

	Year ended December 31,
	2009	2008	2007
Revenues (origin):
United States	$654,301	$573,431	$475,776
Costa Rica	23,252	21,653	17,948
Eliminations	(23,252)	(21,653)	(17,948)

	$654,301	$573,431	$475,776

Income (loss) from operations:
United States	$14,769	$(15,610)	$14,092
Costa Rica	1,858	1,725	2,127

	$16,627	$(13,885)	$16,219

Property, plant and equipment, net:
United States	$246,301	$226,977	$186,225
Costa Rica	27,502	33,837	16,136
Other	2,182	3,436	2,192

	$275,985	$264,250	$204,553

The Company’s products are sold to customers in various countries and shipped to factories around the world. International customer revenues representing approximately 10% or more of the Company’s total revenues for each period are as follows:

	Year ended December 31,
	2009	2008	2007
International Customer Revenue:
China	$225,569	$137,064	$144,538
Hong Kong	70,480	73,072	(1)
South Korea	(1)	(1)	73,725
Other	119,957	198,691	153,044

	$416,006	$408,827	$371,307

(1)	During the period presented, the country did not represent more than 10% of the Company’s total revenues.

There were no other countries from which revenues represented 10% or more of total revenues for the periods presented.

Revenues from customers representing approximately 10% or more of total revenues for each period are as follows (as a percentage of total revenues):

	Year ended December 31,
	2009		2008		2007
Futaihua Industrial (Shenzhen) Co Ltd, a sister company of Foxconn	20%		12%		(1)
Samsung		(1)		(1)	14%
Motorola		(1)		(1)	12%

(1)	During the period presented, the customer did not represent more than 10% of the Company’s total revenues.

Related receivables from customers representing approximately 10% or more of total revenues for each period are as follows (as a percentage of total trade receivables):

	Year ended December 31,
	2009		2008		2007
Futaihua Industrial (Shenzhen) Co Ltd, a sister company of Foxconn	18%		9%		(1)
Samsung		(1)		(1)	9%
Motorola		(1)		(1)	13%

(1)	During the period presented, the customer did not represent more than 10% of the Company’s total revenues.

Note 18.    Summarized Quarterly Data (Unaudited)

	Year ended December 31, 2009 Quarters
	1st	2nd(2)	3rd	4th	Total
	(In thousands, except per share data)
Revenues	$118,947	$169,063	$172,955	$193,336	$654,301
Gross profit	$23,298	$54,571	$58,442	$72,269	$208,580
Net (loss) income	$(15,644)	$3,903	$10,511	$17,477	$16,245
Net (loss) income per common share(1)
Basic	$(0.11)	$0.03	$0.07	$0.11	$0.11
Diluted	$(0.11)	$0.03	$0.07	$0.11	$0.11

	Year ended December 31, 2008 Quarters
	1st	2nd(3)	3rd	4th(4)	Total
	(In thousands, except per share data)
Revenues	$111,138	$126,957	$186,347	$148,989	$573,431
Gross profit	$38,446	$43,915	$58,560	$45,039	$185,960
Net income (loss)	$4,480	$3,364	$11,843	$(34,300)	$(14,613)
Net income (loss) per common share(1)
Basic	$0.03	$0.02	$0.08	$(0.23)	$(0.10)
Diluted	$0.03	$0.02	$0.08	$(0.23)	$(0.10)

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.
(2)	During the second quarter of 2009, the Company incurred $2,950 in costs associated with the settlement of the derivative lawsuit.
(3)

During the second quarter of 2008, the Company incurred $1,400 in charges associated with the acquisition of WJ, which was completed on May 22, 2008. Specifically, the charges reflect the write off of in-process research and development, where technological feasibility was not yet proven and no alternative future uses were believed to exist, and as such, the assigned value was expensed immediately into operating expenses upon the closing date of the acquisition.

(4)	During the fourth quarter of 2008, the Company recorded an impairment of an investment of $2,517 and an impairment of goodwill of $33,871.

Schedule II

TRIQUINT SEMICONDUCTOR, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the Years ended December 31, 2009, 2008 and 2007

(in thousands)

Date	Allowance for Doubtful Accounts
Balance at December 31, 2006	$462

Deductions charged to costs and expenses	(413)
Write-offs	(19)

Balance at December 31, 2007	$30

Additions charged to costs and expenses	165
Write-offs	(175)

Balance at December 31, 2008	$20

Additions charged to costs and expenses	77
Write-offs	(13)

Balance at December 31, 2009	$84

S-1