Form 10-Q
period 2010-04-03
TRIQUINT SEMICONDUCTOR INC
filed 2010-05-13
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2010

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

As of May 10, 2010, there were 155,203,787 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	April 3, 2010	March 28, 2009
Revenues	$180,838	$118,947
Cost of goods sold	112,339	95,649

Gross profit	68,499	23,298
Operating expenses:
Research, development and engineering	30,779	23,222
Selling, general and administrative	24,481	16,812

Total operating expenses	55,260	40,034

Income (loss) from operations	13,239	(16,736)
Other (expense) income:
Interest income	111	342
Interest expense	(204)	(318)
Foreign currency loss	(215)	(75)
Other, net	5	377

Total other (expense) income, net	(303)	326

Income (loss) before income tax	12,936	(16,410)
Income tax benefit	(773)	(766)

Net income (loss)	$13,709	$(15,644)

Net income (loss) per common share:
Basic	$0.09	$(0.11)
Diluted	$0.09	$(0.11)
Common equivalent shares:
Basic	153,554	147,356
Diluted	159,499	147,356

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	April 3, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$105,665	$103,579
Investments in marketable securities	51,910	50,356
Accounts receivable, net	99,133	88,090
Inventories	92,237	89,964
Prepaid expenses	9,283	5,873
Other current assets	24,246	20,822

Total current assets	382,474	358,684
Property, plant and equipment, net	277,142	275,985
Goodwill	3,376	3,376
Intangible assets, net	31,539	33,025
Other noncurrent assets, net	10,784	8,971

Total assets	$705,315	$680,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,847	$44,058
Accrued payroll	26,588	26,489
Other accrued liabilities	11,482	12,176

Total current liabilities	88,917	82,723
Long-term liabilities:
Long-term income tax liability	8,978	10,077
Other long-term liabilities	8,887	10,079

Total liabilities	106,782	102,879
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.001 par value, 600,000,000 shares authorized, 153,924,049 and 153,279,319 shares issued and outstanding at April 3, 2010 and December 31, 2009, respectively	154	153
Additional paid-in capital	564,382	556,690
Accumulated other comprehensive income	705	736
Retained earnings	33,292	19,583

Total stockholders’ equity	598,533	577,162

Total liabilities and stockholders’ equity	$705,315	$680,041

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	April 3, 2010	March 28, 2009
Cash flows from operating activities:
Net income (loss)	$13,709	$(15,644)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,131	11,211
Stock-based compensation expense	3,652	3,144
Other	862	5
Changes in assets and liabilities:
Accounts receivable, net	(11,043)	(1,893)
Inventories	(2,196)	20,039
Other assets	(6,622)	(4,330)
Accounts payable and accrued expenses	645	(6,099)

Net cash provided by operating activities	12,138	6,433
Cash flows from investing activities:
Purchase of available-for-sale investments	(17,416)	(21,419)
Maturity/sale of available-for-sale investments	13,831	29,061
Other	381	308
Capital expenditures	(12,942)	(11,600)

Net cash used in investing activities	(16,146)	(3,650)

Cash flows from financing activities:
Subscription/issuance of common stock, net	6,094	2,134

Net cash provided by financing activities	6,094	2,134

Net increase in cash and cash equivalents	2,086	4,917
Cash and cash equivalents at beginning of period	103,579	50,773

Cash and cash equivalents at end of period	$105,665	$55,690

Supplemental disclosures:
Cash paid for income taxes	$292	$429

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the assessment of recoverability of long-lived assets, the recognition and measurement of income tax assets and liabilities and the accounting for stock-based compensation. In the opinion of management, the condensed consolidated financial statements include all material adjustments, consisting only of normal, recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2009, included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC on February 26, 2010.

2. Recent Accounting Pronouncements

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

In August 2009 , the FASB issued amendments to authoritative guidance regarding “ Fair Value Measurements and Disclosures,” to provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1,2, and 3. The disclosure requirements about purchases, sales, issuances, and settlements relating to Level 3 measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company’s adoption of this standard did not have a material impact on its consolidated financial position, results of operations or cash flows. See Note 3 for information and related disclosures regarding the Company’s fair value measurements.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

		Fair Value Measurements as of April 3, 2010
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$105,665	$105,665	$105,665	$—	$—
Short-term—marketable securities	51,910	51,910	11,713	40,197	—
Long-term—marketable securities	2,000	2,000	—	2,000	—
Non-Qualified Deferred Compensation Plan	2,273	2,273	2,273	—	—

Total	$161,848	$161,848	$119,651	$42,197	$—

Liabilities:
Earnout payment liability	$1,554	$1,554	$—	$—	$1,554
Non-Qualified Deferred Compensation Plan	2,273	2,273	2,273	—	—

Total	$3,827	$3,827	$2,273	$—	$1,554

		Fair Value Measurements as of December 31, 2009
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash and cash equivalents—money market funds	$103,579	$103,579	$103,579	$—	$—
Short-term—marketable securities	50,356	50,356	11,224	39,132	—
Non-Qualified Deferred Compensation Plan	1,899	1,899	1,899	—	—

Total	$155,834	$155,834	$116,702	$39,132	$—

Liabilities:
Earnout payment liability	$1,509	$1,509	$—	$—	$1,509
Non-Qualified Deferred Compensation Plan	1,899	1,899	1,899	—	—

Total	$3,408	$3,408	$1,899	$—	$1,509

The instruments classified as Level 1 are measured at fair value using statement value and quoted market prices. The investments classified as Level 2 were valued using quoted prices for similar instruments in markets that are not active since identical instruments were not available. On February 4, 2010 the Company transferred $2,000 of cash and cash equivalents from Level 1 to Level 2 long-term investments to benefit from a better rate of return. The Company determines the hierarchy levels once a quarter at the end of each quarter.

The Non-Qualified Deferred Compensation Plan provides employees who are eligible to participate and the members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The Company includes the asset deferred by the participants in the “Other noncurrent assets, net” line item of its consolidated balance sheet and the Company’s obligation to deliver the deferred compensation in the “Other long-term liabilities” line item on its consolidated balance sheet.

On April 3, 2010, the Company remeasured the fair value of the Level 3 investment. The Company used an income based method to measure the fair value of this liability. For additional details on the liability classified as Level 3, see Note 5, Business Combinations. Details of the level three fair value measurements are as follows:

Details of the level three fair value measurements are as follows:

Opening earnout payment liability	$1,398
Accretion	111

Ending earnout payment liability at December 31, 2009	$1,509
Accretion	45

Ending earnout payment liability at April 3, 2010	$1,554

4. Investments in Marketable Securities

As of April 3, 2010 all short-term investments are classified as available-for-sale and have maturity dates of less than one year. All long-term investments are classified as available-for-sale and have maturity dates of greater than one year. All unrealized gains and losses on available-for-sale investments are included in other comprehensive income. The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at April 3, 2010 consisted of the following:

At April 3, 2010	Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Available-for-sale:
U.S. treasury securities and obligations of U.S government agencies	$11,699	$14	$—	$11,713
Corporate debt securities and other	42,227	—	(30)	42,197

	$53,926	$14	$(30)	$53,910

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

The contractual maturities of investments as of December 31, 2009 were all due or callable in one year or less. Investments with an unrealized holding gain or loss for greater than and less than 12 consecutive months at April 3, 2010 were as follows:

At April 3, 2010	Less than 12 months			Greater than 12 months				Total
	Cost	Fair Value	Unrealized Gain/ (Loss)	Cost	Fair Value		Unrealized Gain/ (Loss)	Cost	Fair Value	Unrealized Gain/ (Loss)
U.S. treasury securities and obligations of U.S. government agencies	$11,699	$11,713	$14	$—	$		$—	$11,699	$11,713	$14
Corporate debt securities and other	40,227	40,197	(30)	2,000		2,000	—	42,227	42,197	(30)

	$51,926	$51,910	$(16)	$2,000		$2,000	$—	$53,926	$53,910	$(16)

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operational and financing cash flow factors. At April 3, 2010, all unrealized holding losses were considered to be temporary since the Company has the ability and intent to hold the investments until a recovery of the original cost basis occurs. During the three months ended April 3, 2010 the Company did not record any other-than-temporary impairments on its marketable securities.

5. Business Combinations

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

The results of operations for the TA business are included in the Company’s consolidated statements of operations for the period from September 3, 2009 forward. Pro forma results of operations have not been presented for this acquisition because its effect was not material to the Company.

WJ Communications, Inc (“WJ”)

As part of its acquisition of WJ, the Company committed to a restructuring plan to consolidate facilities in San Jose, California and China and to reduce certain redundant positions in the WJ operations as a result of the acquisition. The consolidation of the facilities and the reduction of personnel were substantially complete by the end of the third quarter of 2009. The plan to consolidate facilities includes partial abandonment of the San Jose facility and full abandonment of the China leases. The China lease expired in 2009 and San Jose lease expires in 2011. Payments related to this restructuring are expected to be complete by 2011. During 2009, the Company revised its estimate of future payments relating to the San Jose lease and accordingly recorded a reduction to the future liability of $534.

The following table summarizes the charges taken as part of the restructuring plan:

	Personnel	Lease abandonment costs	Total
Balance at May 22, 2008	$3,859	$11,148	$15,007
Payments	(2,194)	(2,248)	(4,442)
Accretion	—	310	310

Balance at December 31, 2008	$1,665	$9,210	$10,875
Payments	(1,611)	(3,963)	(5,574)
Accretion	—	404	404
Change in estimate	—	(534)	(534)

Balance at December 31, 2009	$54	$5,117	$5,171
Payments	(54)	(1,037)	(1,091)
Accretion	—	91	91

Balance at April 3, 2010	$—	$4,171	$4,171

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

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended
	April 3, 2010	March 28, 2009
Net income (loss)	$13,709	$(15,644)
Shares for basic net income (loss) per share:
Weighted-average shares outstanding—Basic	153,554	147,356
Dilutive securities	5,945	—

Weighted-average shares outstanding—Dilutive	159,499	147,356

Antidilutive shares excluded from the calculation were as follows:

	Three Months Ended
	April 3, 2010	March 28, 2009
Antidilutive shares	12,315	34,078

7. Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows:

	Three Months Ended
	April 3, 2010	March 28, 2009
Net income (loss)	$13,709	$(15,644)
Other comprehensive loss:
Net unrealized loss on available for sale investments	(31)	(189)

Comprehensive income (loss)	$13,678	$(15,833)

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

The Company reported foreign currency loss as follows:

	Three Months Ended
	April 3, 2010	March 28, 2009
Foreign currency loss from remeasurement	$(215)	$(75)

9. Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	April 3, 2010	December 31, 2009
Inventories:
Raw materials	$18,373	$21,393
Work-in-process	42,460	41,385
Finished goods	31,404	27,186

Total inventories	$92,237	$89,964

10. Property, Plant and Equipment

Property, plant and equipment for operations consisted of the following:

	April 3, 2010	December 31, 2009
Land	$19,691	$19,691
Buildings	89,418	89,386
Leasehold improvements	10,277	9,896
Machinery and equipment	415,984	405,173
Furniture and fixtures	5,903	5,899
Computer equipment and software	36,475	36,037
Assets in process	27,985	28,103

Total property, plant and equipment, gross	605,733	594,185
Accumulated depreciation	(328,591)	(318,200)

Total property, plant and equipment, net	$277,142	$275,985

The Company reported depreciation expense as follows:

	Three Months Ended
	April 3, 2010	March 28, 2009
Depreciation expense	$11,645	$9,934

11. Goodwill and Other Acquisition-Related Intangible Assets

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

The Company performs this test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During the three months ended April 3, 2010 and March 28, 2009, there were no impairments or impairment indicators present and no loss was recorded.

Information regarding the Company’s acquisition-related intangible assets is as follows:

	Useful Life (Years)	April 3, 2010			December 31, 2009
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill		$3,376	$—	$3,376	$3,376	$—	$3,376
In process research and development		2,330	—	2,330	2,330	—	2,330
Amortizing:
Patents, trademarks and other	2 -10	47,388	18,179	29,209	47,388	16,693	30,695

Total intangible assets		$53,094	$18,179	$34,915	$53,094	$16,693	$36,401

The Company’s other intangible assets will be amortized over a period of three to ten years. Amortization expense for amortizing intangible assets was as follows:

	Three Months Ended
	April 3, 2010	March 28, 2009
Amortization expense	$1,486	$1,277

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

Outstanding amounts are due in full on the maturity date of June 27, 2010, subject to a one-year extension at the Company’s option and with the Lender’s consent. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable. At April 3, 2010 and December 31, 2009 the Company had no amounts outstanding under the Agreement.

On April 20, 2010, the Company and the Lender entered into an amendment to the Agreement. For additional information see Note 16, Subsequent Events.

13. Stock-Based Compensation

Preferred Stock

The Company has authorized capital of 5,000 shares of $.001 par value per share preferred stock. Holders of the preferred stock are entitled to one thousand votes for each share of preferred stock on all matters submitted to a vote of the Company’s stockholders. At April 3, 2010, the Company had no shares of preferred stock issued or outstanding.

Stock Options

Stock-based compensation expense consists of stock-based compensation expense related to unvested grants of employee stock options and the Company’s 2007 Employee Stock Purchase Program. The table below summarizes the stock-based compensation expense for the three months ended April 3, 2010 and March 28, 2009:

	Three Months Ended
	April 3, 2010	March 28, 2009
Stock-based compensation expense:
Cost of goods sold	$957	$648

Total in cost of goods sold	957	648
Research, development and engineering	1,399	1,298
Selling, general and administrative	1,296	1,198

Total in operating expenses	2,695	2,496

Total in income from operations	$3,652	$3,144

Stock Option Plans

The following summarizes the Company’s stock option transactions for the three months ended April 3, 2010:

	Three months ended April 3, 2010
	Shares	Weighted- average exercise price per share
Outstanding at the beginning of the period	30,101	$7.96
Granted	5,636	7.02
Exercised	(646)	5.21
Forfeitures	(511)	30.78

Outstanding at the end of the period	34,580	$7.53

14. Income Taxes

During the three months ended April 3, 2010 and March 28, 2009, the Company recorded a net income tax benefit of $773 and $766, respectively. The 2010 and 2009 net tax benefits were primarily associated with the release of FIN 48 liabilities due to the expiration of the statute of limitations. No provision has been made for the U.S., state or additional foreign income taxes related to approximately $105 of undistributed earnings of foreign subsidiaries which have been, or are, intended to be permanently reinvested. The Company’s income tax liability recorded on its condensed consolidated balance sheets is based on management’s estimate of income tax expense in the jurisdictions in which the Company has operations.

The Company received an 89% income tax exemption in 2009 due to agreements with the Costa Rican government that granted a 50% income tax exemption through March 24, 2009 and a 100% exemption thereafter. Full exemption from Costa Rican income tax is expected through March 2017, subject to the Company meeting certain employment and investment requirements.

15. Commitments and Contingencies

Legal Matters

On July 23, 2009, the Company filed a complaint in the United States District Court for the District of Arizona against Avago Technologies Limited, Avago Technologies U.S., and Avago Technologies Wireless IP (collectively, “Avago”). Avago sent letters to the Company’s customers advising them that Avago owns certain U.S. patents (“Avago patents”) identified in the letter. Avago’s letters further stated that Avago has not licensed its patents to any competitors, and that if customers purchase certain radio frequency products from suppliers other than Avago, they will not be protected against Avago’s patents. The Company’s complaint seeks a declaration that four of the Avago patents are invalid and that no TriQuint products infringe upon them. The Company’s complaint also alleges that three Avago products infringe upon certain of TriQuint’s U.S. patents. In response to the Company’s complaint, Avago filed an answer and counterclaims on September 17, 2009. Avago’s answer and counterclaims denies the Company’s patent infringement allegations, and alleges that certain of the Company’s products infringe upon ten of Avago’s U.S. patents and seeks unspecified damages and injunctive relief. In response to Avago’s answer and counterclaims, the Company filed an answer and counterclaims on October 16, 2009. The Company’s answer and counterclaims denies Avago’s patent infringement allegations, and alleges that Avago engaged in anticompetitive conduct in violation of U.S. antitrust laws, through its acquisition of the bulk acoustic wave (“BAW”) business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On November 24, 2009, Avago filed a motion to dismiss the Company’s antitrust claims, and on December 22, 2009, the Company filed an opposition to Avago’s motion to dismiss. On January 11, 2010, Avago filed a reply in support of its motion to dismiss the Company’s antitrust counterclaims. On March 5, 2010, Avago filed an amended answer and counterclaims asserting violation of the California Uniform Trade Secret Act. As provided in the amended answer and counterclaims, the California Trade Secret Act allegations relate to Infineon information included in Avago’s acquisition of Infineon’s BAW division. On March 16, 2010, the Court issued an order denying as moot Avago’s motion to dismiss the Company’s antitrust counterclaims, with permission for Avago to re-file the motion, if necessary, after the Company files an answer to Avago’s amended answer and counterclaims, or if the Company amends its complaint with regard to its antitrust counterclaims. The Court’s March 16 order also canceled an oral argument that was to be held regarding Avago’s motion to dismiss the Company’s antitrust counterclaims. On April 5, 2010, the Company filed an answer to Avago’s amended answer and counterclaims, in which the Company denied Avago’s allegations regarding violation of the California Uniform Trade Secret Act. On April 12, 2010, the Company filed a request to amend its complaint with regard to its antitrust counterclaims, which included as an exhibit the proposed amended complaint. On April 26, 2010, Avago filed an opposition to the Company’s request to amend its complaint with regard to its antitrust counterclaims. On May 6, 2010, the Company filed a reply in support of its request to amend its complaint with regard to its antitrust counterclaims. Discovery in the case has commenced and the court has not yet set a trial date. At this time, the Company does not believe it is probable or estimatable that losses related to the litigation described above will be incurred.

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

The Company continues to be in compliance with the remedial action plans being monitored by various regulatory agencies at WJ’s former Palo Alto and Scotts Valley, California sites. WJ had entered into funded fixed price remediation contracts and obtained cost-overrun and unknown pollution conditions insurance coverage. The Company believes that it is remote that it would incur any significant liability beyond that which it has recorded of approximately $51. The Company does ultimately retain responsibility for these environmental liabilities in the unlikely event that the environmental remediation firm and the insurance company do not meet their obligations.

With respect to other former production facilities, to date either no contamination of significance has been identified or reported to the Company or the regulatory agency involved has granted closure with respect to the identified contamination. Nevertheless, the Company may face environmental liabilities related to these sites in the future.

16. Subsequent Events

On April 20, 2010, the Company and the Lender entered into a First Amendment to the Agreement (the “First Amendment”). The First Amendment amends the Agreement and is effective on June 27, 2010. The Amendment includes the following material terms: (a) subject to specified conditions, the Maturity Date of Loans made pursuant to the Credit Agreement is extended to June 27, 2011, (b) in the event the Maturity Date of a Loan is extended, at each specified Pricing Level, the Applicable Rate for Commitment fees shall be increased by 0.25% and the Applicable Rate for Eurodollar Rate Loans and Letter of Credit fees shall be increased by 1.75% and (c) the threshold for Permitted Acquisitions by the Company below which consent of the Lender is not required is increased from $100,000 to $130,000. For additional details about the Agreement, see Note 12, Bank Line.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The discussion in this Report contains forward-looking statements, including statements regarding key advantages of our products and the benefits to our customers, participation in government programs and expansion of programs in the future, projected working capital and capital expenditures, potential investment needs, and other statements preceded by terminology such as “believes,” “continue,” “could,” “estimates,” “expects,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking statements made below, including, but not limited to, those related to expected demand and growth in the wireless mobile devices, networks and defense & aerospace markets; changes in our critical accounting estimates; the reasonableness of our estimates; the ability to enter into defense & aerospace contracts; our ability to meet our revenue guidance and penetrate our market; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; expected capital expenditures and other factors and risks referenced in Item 1A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 entitled “Risk Factors.”. In addition, historical information should not be considered an indicator of future performance.

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

Overview

We are a supplier of high performance modules, components and foundry services for communications applications. Our focus is on the specialized expertise, materials and know-how of radio frequency (“RF”) and other high and intermediate frequency applications. We enjoy diversity in our markets, applications, products, technology and customer base. Our products are designed on various wafer substrates, including compound semiconductor materials such as gallium arsenide (“GaAs”), gallium nitride on silicon carbide (“GaN”), and piezoelectric crystals such as lithium tantalite (“LiTaO3”). We use a variety of process technologies using GaAs substrates, including heterojunction bipolar transistors (“HBT”) and pseudomorphic high electron mobility transistors (“pHEMT”). Using various other substrates we also manufacture surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”) products. Using these materials and our proprietary technology, we believe our products can offer key advantages such as steeper selectivity, lower distortion, higher power and power-added efficiency, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. We believe that these advantages are a tremendous benefit to our customers, which include major communication companies worldwide.

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

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions for applications in the mobile device, networks, and defense and aerospace markets. Our mission is “Connecting the Digital World to the Global Network®,” and we accomplish this through a diversified product portfolio within the communications and defense industries. In the mobile device market, we provide high performance devices such as integrated modules, duplexers, small signal components, power amplifiers, switches and RF filters. We leverage our manufacturing and integrated module expertise to win additional slots with phone manufacturers adding value added capabilities such as navigation, worldwide interoperability for microwave access (“WiMAX”) and wireless local area networks (“WLAN”). In the networks market, we are a supplier of both active GaAs power and SAW and BAW filter components. We provide the defense and aerospace market with phased-array antenna radar components. We have been a leader in GaN development since 1999 and currently lead phase three of the Defense Advanced Research Projects Agency (“DARPA”) GaN Wide Bandgap Semiconductor RF program. In 2009, we were awarded the DARPA GaN nitride electronic “next” –generation technology (“NEXT”) contract to explore advanced high power GaN circuits.

Wafer and semiconductor manufacturing facilities require a significant level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can create an adverse impact on operating results. In 2009 the worldwide economy slowed and demand for our products in the first quarter decreased significantly. Because we were able to service this demand with excess inventory our factories ran at reduced utilization rates resulting in poor first quarter financial performance. Demand for our products returned for most of our markets in the second quarter of 2009 and all of our markets in the first quarter of 2010.

We experienced 52% overall revenue growth the three months ended April 3, 2010 compared to the three months ended March 28, 2009, with growth in all three markets.

Mobile devices comprise the largest of our three major markets. Revenues for the three months ended April 3, 2010 increased 63% compared to the three months ended March 28, 2009. Growth in this market was driven primarily by the strong demand for mobile data connectivity. As a result of the demand for smartphones and the expansion of RF content required for wideband code division multiple access (“WCDMA”) technology, revenue from WCDMA mobile devices increased 85% in the three months ended April 3, 2010 compared to the three months ended March 28, 2009. Growth was also fueled by the expansion of 3G technology to new mobile devices such as data cards and electronic readers.

During the three months ended March 3, 2010 we moved WLAN laptop revenue from the wireless client sub-market in our networks market and combined it with WLAN in mobile devices in order to align our revenue with the current market opportunities.

Networks revenue increased 42% in the three months ended April 3, 2010 compared to the three months ended March 28, 2009 as a result of a broad recovery in each of the submarkets with many of our customers participating in the recovery. Our networks market includes products that support the transfer of data at high rates across wireless or wired networks. Our products for this market include those related to radio access, transport, and emerging markets. Radio access is composed of primarily base station infrastructure and WLAN access points. Transport includes submarkets such as cable television, microwave radio, satellite, groundstation, and optical communications. We also support emerging wireless markets such as automotive and radio-frequency identification (“RFID”). We include our multi-market standard products in the emerging markets category.

Our defense and aerospace revenues increased 35% in the three months ended April 3, 2010 compared to the three months ended March 28, 2009. We have focused on the defense market and are recognized for leadership technology in compound semiconductors, BAW and SAW filters. Our team of engineers are successfully partnering with industry leaders creating next generation solutions. In the short term we are benefiting from positive cycles in airborne radar programs such as Joint Strike Fighter (“JSF”) and other active electronically scanned array (“AESA”), and in the longer term we are shifting our strategy to emulate our successful module efforts in the commercial market. This involves transitioning from a technology provider to a solutions supplier by creating RF solutions in high performance, cost effective packages and modules. For example, module integration can increase the functionality and reduce the space requirements in a high density phased array antenna.

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

Our most critical accounting estimates include revenue recognition; the valuation of inventory, which affects gross margin; the assessment of recoverability of long-lived assets, which affects income if we record impairments; valuation of deferred income tax assets and liabilities, which affects our tax provision; and stock-based compensation, which affects cost of goods sold and operating expenses. We also have other policies that we consider to be key accounting policies, such as our policies for the valuation of accounts receivable, reserves for sales returns and allowances, and our reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

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

Revenues from our distributors are recognized when the product is sold to the distributors. Our distributor agreements provide selling prices that are fixed at the date of sale, although we offer price protections, which are specific, of a fixed duration and for which we reserve. Further, the distributor’s payment obligation is not contingent on reselling the product. The distributors take title to the product, bear the risks of ownership and have economic substance and we have no significant obligations for future performance to bring about resale. Sales to our distributors were approximately 10% to 15% of our total revenues for the three months ended April 3, 2010 and March 28, 2009, respectively. We allow our distributors to return products for warranty reasons and stock rotation rights, within certain limitations, and we reserve for such instances. Customers that are not distributors can only return products for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return. We can reasonably estimate the amount of future returns.

For the three months ended April 3, 2010 and March 28, 2009, Futaihua Industrial (Shenzhen) Co Ltd, a sister company of Foxconn, accounted for 22% and 14% of our revenues, respectively.

Inventories

We state our inventories at the lower of cost or market. We use standard cost methodology to determine our cost basis for our inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to stating our inventory at the lower of cost or market, we also evaluate it each period for excess quantities and obsolescence. We analyze last usage date as well as forecasted demand compared to quantities on hand, and reserve for the excess and identify and record other specific reserves.

Long-Lived Assets

We evaluate long-lived assets for impairment of their carrying value when events or circumstances indicate that the carrying value may not be recoverable. Factors we consider in deciding when to perform an impairment review include significant negative industry or economic trends, significant changes or planned changes in our use of the assets, plant closure or production line discontinuance, technological obsolescence, or other changes in circumstances which indicate the carrying value of the assets may not be recoverable. If such an event occurs, we evaluate whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If this is the case, we recognize an impairment loss to the extent that carrying value exceeds fair value. Fair value is determined based on market prices or discounted cash flow analysis, depending on the nature of the asset and the availability of market data. Any estimate of future cash flows is inherently uncertain. The factors we take into consideration in making estimates of future cash flows include product life cycles, pricing trends, future capital needs, cost trends, product development costs, competitive factors and technology trends, since they each affect cash inflows and outflows. If an asset is written down to fair value, that value becomes the asset’s new carrying value and is depreciated over the remaining useful life of the asset.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. A significant amount of judgment is involved in preparing our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in all of our jurisdictions of operation. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes to our assumptions could cause us to find a revision of past estimates appropriate. The liabilities are reviewed for their adequacy and appropriateness. As of April 3, 2010, we were not under audit by U.S. income taxing authorities. We concluded federal income tax audits for our U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. A German tax audit of our subsidiary, TriQuint Semiconductor GmbH was completed during 2009 for the fiscal years 2004 to 2007, with no adjustments. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. We believe that an appropriate estimated liability has been established for potential exposures.

We follow the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect during the years in which the bases differences reverse. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that some portion, or all of the deferred tax assets may not be realized. In 2002, we determined that it was more likely than not that our historic and current year income tax benefits may not be realized and a full valuation allowance should be recorded against all of our deferred tax assets. In assessing the realizability of our deferred tax assets, we considered the four sources of taxable income. Because we have no carryback ability and have not identified any viable tax planning strategies, two of the sources are not available. Reversing taxable temporary differences have been properly considered as the deferred tax liabilities reverse in the same period as existing deferred tax assets. However, reversing the deferred tax liabilities is insufficient to fully recover existing deferred tax assets. Our valuation allowance is net of deferred tax liabilities and there are no deferred tax assets or liabilities that have an indefinite reversal period. Therefore, future taxable income, the most subjective of the four sources, is the remaining source available for realization of our net deferred tax assets. We consider future taxable income and evaluate the need for a valuation allowance on a regular basis.

The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment regarding the likelihood that we will generate future taxable income against which benefits of our deferred tax assets may be realized. This assessment requires us to exercise significant judgment and make estimates with respect to our ability to generate revenues, gross profits, operating income and taxable income in future periods. Amongst other factors, we must make assumptions regarding overall business and semiconductor industry conditions, operating efficiencies, our ability to develop products to our customers’ specifications, technological change, the competitive environment and changes in regulatory requirements which may impact our ability to generate taxable income and, in turn, realize the value of our deferred tax assets. Significant operating losses in the three months ended March 28, 2009 and prior years, market volatility resulting in historical variances from budgeted income, risk of losing revenue due to capacity limitations, revenue dependence on a limited number of products and customers and significant economic uncertainties in the market have made the projection of future taxable income too uncertain to be used as justification for the realization of our deferred tax assets. In addition, the acquisitions of WJ Communications, Inc. (“WJ”) and TriAccess Technologies, Inc. (“TA”) came with prior histories of pre-tax losses. At April 3, 2010, based on these uncertainties, we determined that it is more likely than not that our deferred tax assets may not be realized.

We use the “with-and-without” approach, disregarding indirect tax impacts, for determining the period in which tax benefits for excess share-based deductions are recognized. Under this approach, we recognize a $0.7 million alternative minimum tax (“AMT”) liability. The AMT liability is due to the exclusion of net operating losses generated by excess share-based deductions and limited credits available under the “without” scenario. The $0.7 million tax provision was recognized as an increase to additional paid-in capital during the three months ended April 3, 2010.

Stock-Based Compensation

There were no significant changes to our stock-based compensation accounting estimates and assumptions in the three months ended April 3, 2010. Refer to our most recent Annual Report on Form 10-K for a complete description of our stock-based compensation accounting estimates and assumptions.

Results of Operations

The following table sets forth the results of our operations expressed as a percentage of revenues for the three months ended April 3, 2010 and March 28, 2009:

	Three Months Ended
	April 3, 2010	March 28, 2009
Revenues	100.0%	100.0%
Cost of goods sold	62.1	80.4

Gross profit	37.9	19.6
Operating expenses:
Research, development and engineering	17.0	19.5
Selling, general and administrative	13.6	14.1
Loss on disposal of equipment	—	0.1

Total operating expenses	30.6	33.7

Income (loss) from operations	7.3	(14.1)

Other (expense) income:
Interest income	0.1	0.3
Interest expense	(0.1)	(0.3)

	Three Months Ended
	April 3, 2010	March 28, 2009
Foreign currency loss	(0.1)	(0.1)
Other, net	0.0	0.4

Total other (expense) income, net	(0.1)	0.3

Income (loss) before income tax	7.2	(13.8)

Income tax benefit	(0.4)	(0.6)

Net income (loss)	7.6%	(13.2)%

Three-Month Periods Ended April 3, 2010 and March 28, 2009

Revenues from Operations.

Our revenues increased $61.9 million, or 52.0%, to $180.8 million for the three months ended April 3, 2010 compared to $118.9 million for the three months ended March 28, 2009.

Our revenues by end market for the three months ended April 3, 2010 and March 28, 2009 were as follows:

(as a % of Total Revenues)	Three Months Ended
	April 3, 2010	March 28, 2009
Mobile Devices	63%	58%
Networks	25%	28%
Defense & Aerospace	12%	14%

Total	100%	100%

Mobile Devices

Revenues from the mobile devices market products increased approximately 63% for the three months ended April 3, 2010 compared to the three months ended March 28, 2009. The revenue increase resulted from a higher volume of sales of our WCDMA products. Revenues from our WCDMA products increased approximately 85%, for the three months ended April 3, 2010 compared to the three months ended March 28, 2009. These products collectively accounted for 52% of mobile devices revenues for the three months ended April 3, 2010 and 46% of mobile devices revenues for the three months ended March 28, 2009. Revenues from our connectivity products increased approximately 263% for the three months ended April 3, 2010 compared to the three months ended March 28, 2009. These products accounted for 15% of mobile devices revenues for the three months ended April 3, 2010 compared with 7% of mobile devices revenues for the three months ended March 28, 2009.

The increases in WCDMA product revenues were partially offset by decreases in revenues from sales of our code division multiple access (“CDMA”) products of approximately 2% for the three months ended April 3, 2010 compared to the three months ended March 28, 2009. The revenues from our CDMA products comprised approximately 16% of total mobile devices revenues for the three months ended April 3, 2010, compared to 27% of total mobile devices revenues for the three months ended March 28, 2009.

Networks

Revenues from the networks market products increased approximately 42% for the three months ended April 3, 2010 compared to the three months ended March 28, 2009, as a result of increases in sales across all of our markets. Our radio access, emerging markets, and transport products increased 22%, 133% and 35%, respectively in the three months ended April 3, 2010 compared to the three months ended March 28, 2009.

Defense & Aerospace

Revenues from our defense & aerospace market products increased approximately 35% for the three months ended April 3, 2010 compared to the three months ended March 28, 2009. The increase in revenue was primarily the result of a 70% increase in radar products revenue and a 37% increase in contract based revenue. All other submarkets combined increased 5% for the three months ended April 3, 2010 compared to the three months ended March 28, 2009. As a percentage of our total revenues, defense & aerospace products decreased to 12% for the three months ended April 3, 2010 from 14% for the three months ended March 28, 2009.

Gross Profit

Our gross profit as a percentage of revenues increased to 37.9% for the three months ended April 3, 2010, from 19.6% for the three months ended March 28, 2009. The increase in gross profit was a result of favorable product mix, improved management of the supply line and factory utilization that did not occur during the three months ended March 28, 2009 due to the general economic conditions resulting in a production slowdown at that time.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses for the three months ended April 3, 2010 increased $7.6 million, or 33%, to $30.8 million, from $23.2 million for the three months ended March 28, 2009. The increase in research, development and engineering expenses for the three months ended April 3, 2010 compared with the three months ended March 28, 2009 was a result of increases in labor costs, technical supply costs, and short-term cost reduction measures imposed in the three months ended March 28, 2009 that were not taken during the three months ended April 3, 2010.

Selling, general and administrative

Selling, general and administrative expenses for the three months ended April 3, 2010 increased $7.7 million, or 46%, to $24.5 million, from $16.8 million for the three months ended March 28, 2009. The increase was primarily a result of increases in labor costs and other expenses due to cost control measures taken during the three months ended March 28, 2009 that were not taken during the three months ended April 3, 2010.

Other (expense) income, net

For the three months ended April 3, 2010, we recorded net other expense of $0.3 million, a decrease of $0.6 million from the net other income of $0.3 million recorded for the three months ended March 28, 2009. The change from the prior year was primarily a result of decreased interest income due to lower interest rates and a one-time economic development grant received from the State of Oregon in the three months ended March 28, 2009.

Income tax benefit

During the three months ended April 3, 2010 and March 28, 2009, we recorded a net income tax benefit of $0.8 million. The April 3, 2010 tax benefit was primarily attributable to the release of a contingent tax liability related to an uncertain tax position for which the statute of limitations for tax assessment has expired. The release of this reserve was netted against a tax provision for U.S. AMT liability and State tax liability. The March 28, 2009 tax benefit was primarily attributable to release of a contingent tax liability related to an uncertain tax position for which the statute of limitations for tax assessment has expired. The release of this reserve was netted against a provision for State tax and Costa Rican tax liability.

Liquidity and Capital Resources

Liquidity

As of April 3, 2010 our cash, cash equivalents and short-term marketable securities remained relatively flat with a slight increase of $3.6 million, or 2%, to $157.6 million, from $153.9 million as of December 31, 2009. We also have long-term investments of $2.0 million as of April 3, 2010.

At April 3, 2010, our net accounts receivable balance increased $11.0 million, or 13%, to $99.1 million, from $88.1 million at December 31, 2009. This increase was primarily a result of shipments that occurred late in the quarter. Our days sales outstanding were 50 days as of April 3, 2010 compared to 49 days as of December 31, 2009.

At April 3, 2010, our net inventory balance remained consistent with a slight increase of $2.2 million, or 3%, to $92.2 million, from $90.0 million at December 31, 2009.

At April 3, 2010, our net property, plant and equipment remained consistent with a slight increase of $1.1 million, to $277.1 million, from $276.0 million at December 31, 2009. The change in property, plant, and equipment was primarily a result of capital expenditures of $12.9 million during the three months ended April 3, 2010, partially offset by depreciation of $11.6 million. The capital expenditures made during the three months ended April 3, 2010 were primarily for equipment to support new products and technologies.

At April 3, 2010, our accounts payable and accrued expenses increased $6.2 million, or 7%, to $88.9 million, from $82.7 million at December 31, 2009. The increase was consistent with our increase in material purchases due to the higher production levels.

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

We have currently budgeted capital authorizations of approximately $70.0 million for 2010.

There have been no material changes in the disclosure related to our contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Off Balance Sheet Arrangements

As of April 3, 2010, we did not have any off balance sheet arrangements as defined in Regulation S-K Item 303 (a)(4). We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Our investments in cash equivalents are classified as available-for-sale securities and consist of highly rated, short-term and long-term investments, such as money market funds, in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. In addition, at April 3, 2010, we did not have any investments in auction-rate securities.

The following table shows the fair values of our investments as of April 3, 2010 (in millions):

	Cost	Fair Value
Cash equivalents	$—	$—
Short-term Available-for-sale investments (including net unrealized gains of less than $0.1)	$51.9	$51.9
Long-term Available-for-sale investments (including net unrealized gains of less than $0.1)	$2.0	$2.0

Foreign Currency Risk

We are exposed to currency exchange rate fluctuations, because we sell our products internationally and have operations in Costa Rica and Germany. We manage the foreign currency risk of our international sales, purchases of raw materials and equipment by denominating most transactions in U.S. dollars.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”)), under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

On July 23, 2009, we filed a complaint in the United States District Court for the District of Arizona against Avago Technologies Limited, Avago Technologies U.S., and Avago Technologies Wireless IP (collectively, “Avago”) seeking a declaratory judgment that four U.S. patents owned by Avago, which Avago had asserted in letters to our customers were infringed by our products, are not infringed upon by any of our products and are invalid. The four Avago patents are U.S. Patent Nos. 6,878,224, 6,472,954, 6,262,637 and 6,384,697. Our complaint further alleged that certain Avago products infringe upon our U.S. Patent Nos. 6,114,635, 5,231,327 and 5,894,647.

Avago filed an answer and counterclaims on September 17, 2009 denying the patent infringement allegations made by us in our complaint, and asserting that our products infringed upon ten of Avago’s U.S. patents. The patents asserted by Avago are: 6,262,637, 6,377,137, 6,841,922, 6,864,619, 6,909,340, 6,933,807, 7,268,436, 7,365,619, 6,051,907 and 6,812,619. Avago’s counterclaim asserts that our alleged infringement is willful and seeks unspecified compensatory and enhanced damages and injunctive relief. On October 16, 2009, we filed an answer and counterclaims denying Avago’s patent infringement allegations, and asserting antitrust claims under Section 7 of the Clayton Act and Section 2 of the Sherman Act. As stated in the counterclaim, the antitrust claims relate to Avago’s anticompetitive conduct through its acquisition of the BAW business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On November 24, 2009, Avago filed a motion to dismiss the antitrust counterclaims and, in the alternative, asked that the court bifurcate and/or stay those claims. On March 5, 2010, Avago filed an amended answer and counterclaims asserting violation of the California Uniform Trade Secret Act. As provided in the amended answer and counterclaims, the California Trade Secret Act allegations relate to Infineon information included in Avago’s acquisition of Infineon’s BAW division. On March 16, 2010, the Court issued an order denying as moot Avago’s motion to dismiss our antitrust counterclaims, with permission for Avago to re-file the motion, if necessary, after we file an answer to Avago’s amended answer and counterclaims, or if we amend our complaint with regard to our antitrust counterclaims. The Court’s March 16 order also canceled an oral argument that was to be held regarding Avago’s motion to dismiss our antitrust counterclaims. On April 5, 2010, we filed an answer to Avago’s amended answer and counterclaims, in which we denied Avago’s allegations regarding violation of the California Uniform Trade Secret Act. On April 12, 2010, we filed a request to amend our complaint with regard to our antitrust counterclaims, which included as an exhibit the proposed amended complaint. On April 26, 2010, Avago filed an opposition to our request to amend our complaint with regard to our antitrust counterclaims. On May 6, 2010, we filed a reply in support of our request to amend our complaint with regard to our antitrust counterclaims. Discovery in the case has commenced and the court has not yet set a trial date.

Item 1A.	Risk Factors

There have been no material changes to our market risk exposures during the first three months of fiscal 2010. For a discussion on our exposure to market risk, refer to Item 1A, Risk Factors, contained in our 2009 Annual Report on Form 10-K as filed with the SEC on February 26, 2010.

Item 6.	Exhibits

10.1	First Amendment to Credit Agreement, dated as of April 20, 2010, by and between TriQuint Semiconductor, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on April 26, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.

Dated: May 13, 2010	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: May 13, 2010	By:	/s/ STEVE BUHALY
Steve Buhaly Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1	First Amendment to Credit Agreement, dated as of April 20, 2010, by and between TriQuint Semiconductor, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on April 26, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.