Form 10-Q
period 2010-07-03
TRIQUINT SEMICONDUCTOR INC
filed 2010-08-11
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2010

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

As of August 9, 2010, there were 155,617,098 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Revenues	$207,478	$169,063	$388,316	$288,010
Cost of goods sold	121,995	114,492	234,334	210,141

Gross profit	85,483	54,571	153,982	77,869
Operating expenses:
Research, development and engineering	32,640	27,467	63,419	50,689
Selling, general and administrative	26,131	19,855	50,611	36,667
Settlement of lawsuit	—	2,950	—	2,950

Total operating expenses	58,771	50,272	114,030	90,306

Income (loss) from operations	26,712	4,299	39,952	(12,437)

Other income (expense):
Interest income	112	199	223	541
Interest expense	(167)	(224)	(371)	(542)
Foreign currency gain (loss)	7	(38)	(209)	(113)
Other, net	63	53	68	430

Total other income (expense), net	15	(10)	(289)	316

Income (loss) before income tax	26,727	4,289	39,663	(12,121)
Income tax expense (benefit)	4,268	386	3,495	(380)

Net income (loss)	$22,459	$3,903	$36,168	$(11,741)

Net income (loss) per common share:
Basic	$0.14	$0.03	$0.23	$(0.08)
Diluted	$0.14	$0.03	$0.23	$(0.08)
Common equivalent shares:
Basic	154,938	148,063	154,244	147,721
Diluted	161,562	149,882	160,507	147,721

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	July 3, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$117,933	$103,579
Investments in marketable securities	57,189	50,356
Accounts receivable, net	120,968	88,090
Inventories	99,728	89,964
Prepaid expenses	11,270	5,873
Other current assets	25,782	20,822

Total current assets	432,870	358,684
Property, plant and equipment, net	289,451	275,985
Goodwill	3,376	3,376
Intangible assets, net	30,008	33,025
Other noncurrent assets, net	8,004	8,971

Total assets	$763,709	$680,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,312	$44,058
Accrued payroll	33,080	26,489
Other accrued liabilities	12,253	12,176

Total current liabilities	109,645	82,723
Long-term liabilities:
Long-term income tax liability	9,067	10,077
Other long-term liabilities	8,033	10,079

Total liabilities	126,745	102,879
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 600,000,000 shares authorized, 155,426,548 and 153,279,319 shares issued and outstanding at July 3, 2010 and December 31, 2009, respectively	155	153
Additional paid-in capital	580,325	556,690
Accumulated other comprehensive income	733	736
Retained earnings	55,751	19,583

Total stockholders’ equity	636,964	577,162

Total liabilities and stockholders’ equity	$763,709	$680,041

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	July 3, 2010	June 27, 2009
Cash flows from operating activities:
Net income (loss)	$36,168	$(11,741)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,607	22,637
Stock-based compensation expense	8,282	6,538
Settlement of lawsuit	—	2,950
Other	270	8
Changes in assets and liabilities:
Accounts receivable, net	(32,878)	(28,900)
Inventories	(9,520)	20,503
Other assets	(5,766)	(3,520)
Accounts payable and accrued expenses	12,193	7,691

Net cash provided by operating activities	35,356	16,166

Cash flows from investing activities:
Purchase of available-for-sale investments	(40,346)	(38,038)
Maturity/sale of available-for-sale investments	33,510	48,925
Other	1,000	678
Capital expenditures	(31,317)	(24,137)

Net cash used in investing activities	(37,153)	(12,572)

Cash flows from financing activities:
Subscription/issuance of common stock, net	11,503	4,969
Excess tax benefit from stock-based compensation arrangements	4,648	—

Net cash provided by financing activities	16,151	4,969

Net increase in cash and cash equivalents	14,354	8,563
Cash and cash equivalents at beginning of period	103,579	50,773

Cash and cash equivalents at end of period	$117,933	$59,336

Supplemental disclosures:
Change in accounts payable related to capital expenditures	$10,420	$(3,646)
Cash paid for income taxes	$399	$650

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the recognition and measurement of income tax assets and liabilities and the accounting for stock-based compensation. In the opinion of management, the condensed consolidated financial statements include all material adjustments, consisting only of normal, recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2009, included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC on February 26, 2010.

2. Recent Accounting Pronouncements

In April 2010, the FASB issued authoritative guidance regarding, “Revenue Recognition—Milestone Method,” which provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. The new standard is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. While the Company is still analyzing the effects of the adoption of this standard, the Company does not believe that the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In October 2009, the FASB issued authoritative guidance regarding “Multiple-Delivered Revenue Arrangements,” which updates “Revenue Recognition—Multiple Element Arrangements” to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relevant selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Upon adoption, application of the “residual method” will no longer be permitted and entities will be required to disclose more information about their multiple-element revenue arrangements. The new standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. The Company’s adoption of this standard did not have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009 , the FASB issued amendments to authoritative guidance regarding “ Fair Value Measurements and Disclosures,” to provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The disclosure requirements about purchases, sales, issuances, and settlements relating to Level 3 measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company’s adoption of this standard did not have a material impact on its consolidated financial position, results of operations or cash flows. See Note 3 for information and related disclosures regarding the Company’s fair value measurements.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Carrying Amount	Total Fair Value		Fair Value Measurements as of July 3, 2010
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash and cash equivalents—money market funds	$117,933	$117,933	$16,916	$101,017	$—	$—
Short-term—marketable securities	57,189	57,189	—	6,103	51,086	—
Non-Qualified Deferred Compensation Plan	2,006	2,006	—	2,006	—	—

Total	$177,128	$177,128	$16,916	$109,126	$51,086	$—

Liabilities:
Earnout payment liability	$1,600	$1,600	$—	$—	$—	$1,600
Non-Qualified Deferred Compensation Plan	2,006	2,006	—	2,006	—	—

Total	$3,606	$3,606	$—	$2,006	$—	$1,600

	Carrying Amount	Total Fair Value		Fair Value Measurements as of December 31, 2009
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash and cash equivalents—money market funds	$103,579	$103,579	$17,077	$86,502	$—	$—
Short-term—marketable securities	50,356	50,356	—	11,224	39,132	—
Non-Qualified Deferred Compensation Plan	1,899	1,899	—	1,899	—	—

Total	$155,834	$155,834	$17,077	$99,625	$39,132	$—

Liabilities:
Earnout payment liability	$1,509	$1,509	$—	$—	$—	$1,509
Non-Qualified Deferred Compensation Plan	1,899	1,899	—	1,899	—	—

Total	$3,408	$3,408	$—	$1,899	$—	$1,509

The instruments classified as Level 1 are measured at fair value using statement value and quoted market prices. The investments classified as Level 2 were valued using quoted prices for similar instruments in markets that are not active since identical instruments were not available. The Company determines the hierarchy levels at the end of each quarter.

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

On July 3, 2010, the Company remeasured the fair value of the Level 3 investment. The Company used an income based method to measure the fair value of this liability. For additional details on the liability classified as Level 3, see Note 5, Business Combinations. Details of the level three fair value measurements are as follows:

Details of the Level 3 fair value measurements are as follows:

Opening earnout payment liability	$1,398
Accretion	111

Ending earnout payment liability at December 31, 2009	$1,509
Accretion	91

Ending earnout payment liability at July 3, 2010	$1,600

4. Investments in Marketable Securities

As of July 3, 2010 all short-term investments are classified as available-for-sale and have maturity dates of less than one year. All long-term investments are classified as available-for-sale and have maturity dates of greater than one year. All unrealized gains and losses on available-for-sale investments are included in other comprehensive income. The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at July 3, 2010 consisted of the following:

At July 3, 2010	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale:
U.S. treasury securities and obligations of U.S government agencies – included in cash equivalents	$15,050	$—	$(1)	$15,049
U.S. treasury securities and obligations of U.S government agencies – included in short-term marketable securities	$6,099	4	—	$6,103
Corporate debt securities and other	51,079	7	—	51,086

	$72,228	$11	$(1)	$72,238

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2009 consisted of the following:

At December 31, 2009	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale:
U.S. treasury securities and obligations of U.S. government agencies – included in cash equivalents	$55	$—	$—	$55
U.S. treasury securities and obligations of U.S. government agencies – included in short-term marketable securities	$11,196	28	—	$11,224
Corporate debt securities and other	39,145	—	(13)	39,132

	$50,396	$28	$(13)	$50,411

The contractual maturities of investments as of July 3, 2010 and December 31, 2009 were all due or callable in one year or less.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operational and financing cash flow factors. At July 3, 2010, all unrealized holding losses were considered to be temporary since the Company has the ability and intent to hold the investments until a recovery of the original cost basis occurs. During the three and six months ended July 3, 2010 the Company did not record any other-than-temporary impairments on its marketable securities.

5. Business Combinations

TriAccess Technologies, Inc. (“TA”)

On September 3, 2009, the Company completed the acquisition of TA, a provider of Cable TV and Fiber to the Home and RF specific integrated circuits for the amplification of multimedia content, by purchasing 100% of TA’s outstanding shares. Details of the purchase price are as follows:

Cash paid at closing, net of cash acquired	$7,984
Estimated earnout payment liability	1,398

Total	$9,382

The earnout payment liability has been estimated at its fair value and represents an obligation to pay up to $5,000 to the former TA shareholders upon TA product sales meeting certain revenue thresholds over three years beginning in 2010. The Company has estimated the fair value of the identifiable intangible assets, which are subject to amortization, using a cash flow based approach discounted with a market discount rate. In-process research and development (“IPR&D”) is considered an indefinite lived asset and will be amortized or impaired upon completion or abandonment of specific projects. Refer to Note 11 for more details on these IPR&D projects. All other intangible assets will be amortized over a period of three to five years. Goodwill is calculated as the purchase price in excess of the fair values of TA’s assets and liabilities and represents the Company’s opportunity to expand its product line into video delivery, a high margin, high growth market currently underserved by the Company. The goodwill is not deductible for tax purposes. The purchase price was allocated to TA’s assets and liabilities based upon fair values as follows:

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

WJ Communications, Inc. (“WJ”)

As part of its acquisition of WJ, the Company committed to a restructuring plan to consolidate facilities in San Jose, California and China and to reduce certain redundant positions in the WJ operations as a result of the acquisition. The consolidation of the facilities and the reduction of personnel were substantially complete by the end of the third quarter of 2009. The plan to consolidate facilities includes partial abandonment of the San Jose facility and full abandonment of the China leases. The China lease expired in 2009 and San Jose lease expires in 2011. Payments related to this restructuring are expected to be completed during 2011. During 2009, the Company revised its estimate of future payments relating to the San Jose lease and accordingly recorded a reduction to the future liability of $534.

The following table summarizes the charges taken as part of the restructuring plan:

	Personnel	Lease abandonment costs	Total
Balance at May 22, 2008	$3,859	$11,148	$15,007
Payments	(2,194)	(2,248)	(4,442)
Accretion	—	310	310

Balance at December 31, 2008	$1,665	$9,210	$10,875
Payments	(1,611)	(3,963)	(5,574)
Accretion	—	404	404
Change in estimate	—	(534)	(534)

Balance at December 31, 2009	$54	$5,117	$5,171
Payments	(54)	(2,046)	(2,100)
Accretion	—	123	123

Balance at July 3, 2010	$—	$3,194	$3,194

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

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net income (loss)	$22,459	$3,903	$36,168	$(11,741)
Shares for net income (loss) per share:
Weighted-average shares outstanding—Basic	154,938	148,063	154,244	147,721
Dilutive securities	6,624	1,819	6,263	—

Weighted-average shares outstanding—Diluted	161,562	149,882	160,507	147,721

Antidilutive shares excluded from the calculation were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Antidilutive securities	16,196	25,544	14,457	33,855

7. Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net income (loss)	$22,459	$3,903	$36,168	$(11,741)
Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale investments	28	7	(3)	(182)

Comprehensive income (loss)	$22,487	$3,910	$36,165	$(11,923)

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

The Company reported foreign currency gain (loss) as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Foreign currency gain (loss) from remeasurement	$7	$(38)	$(209)	$(113)

9. Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	July 3, 2010	December 31, 2009
Inventories:
Raw materials	$22,555	$21,393
Work-in-process	48,311	41,385
Finished goods	28,862	27,186

	$99,728	$89,964

10. Property, Plant and Equipment

Property, plant and equipment for operations consisted of the following:

	July 3, 2010	December 31, 2009
Land	$19,691	$19,691
Buildings	89,420	89,386
Leasehold improvements	11,924	9,896
Machinery and equipment	421,475	405,173
Furniture and fixtures	5,903	5,899
Computer equipment and software	36,749	36,037
Assets in process	41,694	28,103

Total property, plant and equipment, gross	626,856	594,185
Accumulated depreciation	(337,405)	(318,200)

Total property, plant and equipment, net	$289,451	$275,985

The Company reported depreciation expense as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Depreciation expense	$11,984	$10,167	$23,629	$20,101

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

The Company performs this test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During the three and six months ended July 3, 2010 and June 27, 2009, there were no impairments or impairment indicators present and no loss was recorded.

Information regarding the Company’s acquisition-related intangible assets is as follows:

	Useful Life (Years)	Gross	July 3, 2010			December 31, 2009
			Accumulated Amortization	Write-off	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill		$3,376	$—	$—	$3,376	$3,376	$—	$3,376
In process research and development		1,960	—	38	1,922	2,330	—	2,330
Amortizing:
In process research and development	5	370	6	—	364	—	—	—
Patents, trademarks and other	2 -10	47,349	19,627	—	27,722	47,388	16,693	30,695

Total intangible assets		$53,055	$19,633	$38	$33,384	$53,094	$16,693	$36,401

The Company’s patents, trademarks and other intangible assets are being amortized over a period of two to ten years. During the three and six months ended July 3, 2010 a product line that was included in IPR&D reached technological feasibility. As a result the Company began amortizing that portion of IPR&D over a period of 5 years. Additionally, the Company abandoned and wrote off one product line that was included in IPR&D during the three and six months ended July 3, 2010. Amortization expense for amortizing intangible assets was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Amortization expense	$1,492	$1,259	$2,978	$2,536

12. Bank Line

On June 27, 2008, the Company and Bank of America, N.A. (the “Lender”) entered into a Credit Agreement dated as of June 27, 2008, as amended by the First Amendment entered into by the company and the Lender on April 20, 2010 (as amended, the “Agreement”). The Agreement provides the Company with a revolving credit facility of $50,000.

Borrowings under the Agreement bear interest in two possible ways, at the election of the Company. The Company pays interest at an amount equal to the sum of a rate per annum calculated from the British Bankers Association LIBOR rate plus a designated percentage per annum (the “Applicable Rate.”) The Applicable Rate is based on the Company’s consolidated total leverage ratio (as defined in the Agreement) and is subject to a floor of 3.00% per annum and a cap of 3.50% per annum. Alternatively, the Company may pay interest at a rate equal to the higher of the federal funds rate plus 1/2% and the prime rate of the Lender plus the Applicable Rate. The interest payment date (as defined in the Agreement) varies based on the type of loan but generally is either quarterly or a specified period of every one, two or three months.

The Agreement contains non-financial covenants including restrictions on the ability to create, incur or assume liens and indebtedness, make certain investments and dispositions, including payments of dividends or repurchases of stock, change the nature of the business, and merge with other entities. The Agreement requires the Company to maintain a consolidated total leverage ratio during any period of four fiscal quarters not in excess of 2.00:1.00 and a consolidated liquidity ratio (as defined in the Agreement) of at least 1.50:1.00. The lender’s consent is not required for Acquisitions less than $130,000. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable.

Outstanding amounts are due in full on the maturity date of June 27, 2011. At July 3, 2010 and December 31, 2009 there were no amounts outstanding under the Agreement.

13. Stock-Based Compensation

Stock-based compensation expense consists of stock-based compensation expense related to unvested grants of employee stock options and the Company’s 2007 Employee Stock Purchase Program. The table below summarizes the stock-based compensation expense for the three and six months ended July 3, 2010 and June 27, 2009:

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Stock-based compensation expense:
Cost of goods sold	$1,129	$614	$2,085	$1,263
Operating expenses:
Research, development and engineering	1,722	1,503	3,122	2,801
Selling, general and administrative	1,779	1,277	3,075	2,474

Total in operating expenses	3,501	2,780	6,197	5,275

Total in income from operations	$4,630	$3,394	$8,282	$6,538

Stock Option Plans

The following summarizes the Company’s stock option transactions for the six months ended July 3, 2010:

	Six months ended July 3, 2010
	Shares	Weighted- average exercise price per share
Outstanding at the beginning of the period	30,101	$7.96
Granted	6,259	7.01
Exercised	(1,206)	4.91
Forfeitures	(847)	27.87

Outstanding at the end of the period	34,307	$7.41

14. Income Taxes

During the three and six months ended July 3, 2010 and June 27, 2009, the Company recorded net income tax expense (benefit) from continuing operations as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Income tax expense (benefit)	$4,268	$386	$3,495	$(380)

The 2010 and 2009 net tax expense (benefits) were primarily associated with United States (“U.S.”) federal tax expense as a result of the “with-and-without” approach for excess share-based deductions recognized in the net operating loss, state taxes, and the release of certain liabilities due to the expiration of the statute of limitations. No provision has been made for the U.S., state or additional foreign income taxes related to approximately $105 of undistributed earnings of foreign subsidiaries which have been, or are, intended to be permanently reinvested. The Company’s income tax liability recorded on its condensed consolidated balance sheets is based on management’s estimate of income tax expense in the jurisdictions in which the Company has operations.

The Company received an 89% income tax exemption in 2009 due to agreements with the Costa Rican government that granted a 50% income tax exemption through March 24, 2009 and a 100% exemption thereafter. Full exemption from Costa Rican income tax is expected through March 2017, subject to the Company meeting certain employment and investment requirements.

15. Commitments and Contingencies

Legal Matters

On July 23, 2009, the Company filed a complaint in the United States District Court for the District of Arizona against Avago Technologies Limited, Avago Technologies U.S., and Avago Technologies Wireless IP (collectively, “Avago”). The Company’s complaint seeks a declaration that four of the Avago patents are invalid and that none of TriQuint products infringe upon them. The Company’s complaint also alleges that three Avago products infringe upon certain of TriQuint’s U.S. patents.

Avago filed an answer and counterclaims on September 17, 2009. Avago’s answer and counterclaims denies the Company’s patent infringement allegations, and alleges that certain of the Company’s products infringe upon ten of Avago’s U.S. patents and seeks unspecified damages and injunctive relief. In response to Avago’s answer and counterclaims, the Company filed an answer and counterclaims on October 16, 2009. The Company’s answer and counterclaims denies Avago’s patent infringement allegations, and alleges that Avago engaged in anticompetitive conduct in violation of U.S. antitrust laws, through its acquisition of the bulk acoustic wave (“BAW”) business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On November 24, 2009, Avago filed a motion to dismiss the Company’s antitrust claims, and on December 22, 2009, the Company filed an opposition to Avago’s motion to dismiss. On January 11, 2010, Avago filed a reply in support of its motion to dismiss the Company’s antitrust counterclaims. On March 5, 2010, Avago filed an amended answer and counterclaims asserting violation of the California Uniform Trade Secret Act and, per the court’s order, the Company simultaneously filed an amended complaint, answer and counter-claim. Avago’s trade secret allegations relate to Infineon information included in Avago’s acquisition of Infineon’s BAW division. On March 16, 2010, the Court issued an order denying as moot Avago’s motion to dismiss the Company’s antitrust claim due to the simultaneous filing, with permission for Avago to re-file the motion, if necessary, after the Company files an answer to Avago’s amended answer and counterclaims, or if the Company amends its complaint with regard to its antitrust counterclaims. On April 5, 2010, the Company filed an answer to Avago’s amended answer and counterclaims, in which the Company denied Avago’s allegations regarding violation of the California Uniform Trade Secret Act. On April 12, 2010, the Company filed a request to amend its complaint to reinstate the antitrust counterclaims. Following additional motion practice, the court granted the motion to amend on August 3, 2010. Discovery in the case has commenced and the court has not yet set a trial date. At this time, the Company does not believe it is probable or estimable that losses related to the litigation described above will be incurred.

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint’s officers and directors. The case was settled on September 28, 2009 and the Company paid the plaintiffs $2,950. The settlement was expensed in the three and six months ended June 27, 2009.

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

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The discussion in this Report contains forward-looking statements, including statements regarding key advantages of our products and the benefits to our customers, participation in government programs and expansion of programs in the future, projected working capital and capital expenditures, potential investment needs, ongoing litigation, and other statements preceded by terminology such as “believes,” “continue,” “could,” “estimates,” “expects,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking statements made below, including, but not limited to, those related to expected demand and growth in the wireless mobile devices, networks and defense & aerospace markets; changes in our critical accounting estimates; the reasonableness of our estimates; the ability to enter into defense & aerospace contracts; our ability to meet our revenue guidance and penetrate our market; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; expected capital expenditures; the outcome of ongoing litigation; and other factors and risks referenced in this Report on Form 10-Q and in Item 1A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 entitled “Risk Factors.” In addition, historical information should not be considered an indicator of future performance.

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

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions for applications in the mobile device, networks, and defense & aerospace markets. Our mission is “Connecting the Digital World to the Global Network®,” and we accomplish this through a diversified product portfolio within the communications and defense industries. In the mobile device market, we provide high performance devices such as integrated modules, duplexers, small signal components, power amplifiers, switches and RF filters. We leverage our manufacturing and integrated module expertise to win additional slots with phone manufacturers by adding value added capabilities such as navigation, worldwide interoperability for microwave access (“WiMAX”) and wireless local area networks (“WLAN”). In the networks market, we are a supplier of both active GaAs power and SAW and BAW filter components. We provide the defense & aerospace market with phased-array antenna radar components. We have been a leader in GaN development since 1999 and currently lead phase three of the Defense Advanced Research Projects Agency (“DARPA”) GaN Wide Bandgap Semiconductor RF program. In 2009, we were awarded the DARPA GaN nitride electronic “next” –generation technology (“NEXT”) contract to explore advanced high power GaN circuits.

Wafer and semiconductor manufacturing facilities require a significant level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of low demand, selling prices also tend to decrease which, when combined with high fixed manufacturing costs, can adversely affect operating results. In 2009 the worldwide economy slowed and demand for our products in the first quarter decreased significantly. Because we were able to meet some of this demand with excess inventory, our factories ran at reduced utilization rates, resulting in poor first quarter financial performance. Demand for mobile device products strengthened in the second quarter of 2009 and in all of our markets in the first quarter of 2010.

We experienced 35% overall revenue growth for the six months ended July 3, 2010 compared to the six months ended June 27, 2009, with growth in all three of our markets.

Mobile devices comprise the largest of our three major markets. Revenues for the six months ended July 3, 2010 increased 31% compared to the six months ended June 27, 2009. Growth in this market was driven primarily by the strong demand for mobile data connectivity. As a result of the demand for smartphones and the expansion of RF content required for wideband code division multiple access (“WCDMA”) technology, revenue from WCDMA mobile devices increased 46% in the six months ended July 3, 2010 compared to the six months ended June 27, 2009. Growth was also fueled by the expansion of 3G technology to new mobile devices such as data cards and electronic readers.

Networks revenue increased 53% in the six months ended July 3, 2010 compared to the six months ended June 27, 2009 as a result of a broad recovery in this market. Our networks market includes products that support the transfer of data at high rates across wireless or wired networks. Our products for this market include those related to radio access, transport, and emerging markets. Radio access is composed of primarily base station infrastructure and WLAN access points. Transport includes submarkets such as cable television, microwave radio, satellite, groundstation, and optical communications. We also support emerging wireless markets such as wireless “hotspots”, automotive and radio-frequency identification (“RFID”). We include our multi-market standard products in the emerging markets category.

Our defense & aerospace revenues increased 29% in the six months ended July 3, 2010 compared to the six months ended June 27, 2009. We have focused on the defense market and are recognized for leadership technology in compound semiconductors, BAW and SAW filters. Our team of engineers are successfully partnering with industry leaders creating next generation solutions. In the short term we are benefiting from positive cycles in airborne radar programs such as Joint Strike Fighter (“JSF”) and other active electronically scanned array (“AESA”), and in the longer term we are shifting our strategy to emulate our successful module efforts in the commercial market. This involves transitioning from a technology provider to a solutions supplier by creating RF solutions in high performance, cost effective packages and modules. For example, module integration can increase the functionality and reduce the space requirements in a high density phased array antenna.

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

Revenue Recognition

We derive revenues primarily from the sale of products and foundry services in the mobile devices, networks, and defense & aerospace markets. We also receive revenues from non-recurring engineering fees and cost-plus contracts for research and development work, which collectively have been less than 5% of consolidated revenues for any period. Our distribution channels include our direct sales staff, manufacturers’ representatives and independent distributors. The majority of our shipments are made directly to our customers. Revenues from the sale of our products are recognized when title passes to the buyer.

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

Revenues from our distributors are recognized when the product is sold to the distributors. Our distributor agreements provide selling prices that are fixed at the date of sale, although we offer price protections, which are specific, of a fixed duration and for which we reserve. Further, the distributor’s payment obligation is not contingent on reselling the product. The distributors take title to the product, bear the risks of ownership and have economic substance and we have no significant obligations for future performance to bring about resale. Sales to our distributors were approximately 10% to 15% of our total revenues for the three and six months ended July 3, 2010 and June 27, 2009, respectively. We allow our distributors to return products for warranty reasons and stock rotation rights, within certain limitations, and we reserve for such instances. Customers that are not distributors can only return products for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return. We can reasonably estimate the amount of future returns.

For the three and six months ended July 3, 2010, Futaihua Industrial (Shenzhen) Co Ltd, a sister company of Foxconn, accounted for 22% of our revenues. For the three and six months ended June 27, 2009, Futaihua Industrial (Shenzhen) Co Ltd, accounted for 20% and 18% of our revenues, respectively.

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

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. A significant amount of judgment is involved in preparing our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in all of our jurisdictions of operation. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes to our assumptions could cause us to find a revision of past estimates appropriate. The liabilities are reviewed for their adequacy and appropriateness. As of July 3, 2010, we were not under audit by United States (“U.S.”) income taxing authorities. We concluded federal income tax audits for our U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. A German tax audit of our subsidiary, TriQuint Semiconductor GmbH, was completed during 2009 for the fiscal years 2004 to 2007, with no adjustments. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. We believe that an appropriate estimated liability has been established for potential exposures.

We follow the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect during the years in which the bases differences reverse. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that some portion, or all of the deferred tax assets may not be realized. In 2002, we determined that it was more likely than not that our historic and current year income tax benefits may not be realized and a full valuation allowance should be recorded against all of our deferred tax assets. In assessing the realizability of our deferred tax assets, we considered the four sources of taxable income. Because we have no carryback ability and have not identified any viable tax planning strategies, two of the sources are not available. Reversing taxable temporary differences have been properly considered as the deferred tax liabilities reverse in the same period as existing deferred tax assets. However, reversing the deferred tax liabilities is insufficient to fully recover existing deferred tax assets. Our valuation allowance is net of deferred tax liabilities and there are no deferred tax assets or liabilities that have an indefinite reversal period. Therefore, future taxable income, the most subjective of the four sources, is the remaining source available for realization of our net deferred tax assets.

We consider future taxable income and evaluate the need for a valuation allowance on a regular basis. The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment regarding the likelihood that we will generate future taxable income against which benefits of our deferred tax assets may be realized. This assessment requires us to exercise significant judgment and make estimates with respect to our ability to generate revenues, gross profits, operating income and taxable income in future periods. Amongst other factors, we must make assumptions regarding overall business and semiconductor industry conditions, operating efficiencies, our ability to develop products to our customers’ specifications, technological change, the competitive environment and changes in regulatory requirements which may impact our ability to generate taxable income and, in turn, realize the value of our deferred tax assets. While we expect to utilize a portion of our deferred tax assets in the current year to offset taxable income, significant operating losses in the three months ended March 28, 2009 and prior years, market volatility resulting in historical variances from budgeted income, risk of losing revenue due to capacity limitations, revenue dependence on a limited number of products and customers and significant economic uncertainties in the market have made the projection of future taxable income uncertain. Accordingly, a valuation allowance has been recorded against our deferred tax assets as it is not “more likely than not” that the assets will be realized. A change in our assessment of the likelihood that we will generate future taxable income may result in a full or partial release of the valuation allowance against our deferred tax assets.

We use the “with-and-without” approach, disregarding indirect tax impacts, for determining the period in which tax benefits for excess share-based deductions are recognized. Under this approach, we recognized a $4.3 million and $3.5 million in income tax expense for the three and six months ended July 3, 2010, respectively. The federal tax expense resulted from the exclusion of net operating losses generated by excess share-based deductions and limited credits available under the “without stock options” scenario. The utilization of net operating loss carryforwards arising from both operations and excess stock option deductions are expected to reduce federal and state taxes payable such that the Company does not have significant income taxes payable at July 3, 2010. We did not incur a similar expense in the three and six months ended June 27, 2009.

Stock-Based Compensation

There were no significant changes to our stock-based compensation accounting estimates and assumptions in the three months ended July 3, 2010. Refer to our most recent Annual Report on Form 10-K for a complete description of our stock-based compensation accounting estimates and assumptions.

Results of Operations

The following table sets forth the results of our operations expressed as a percentage of revenues for the three and six months ended July 3, 2010 and June 27, 2009:

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.8	67.7	60.3	73.0

Gross profit	41.2	32.3	39.7	27.0
Operating expenses:
Research, development and engineering	15.7	16.3	16.4	17.6
Selling, general and administrative	12.6	11.8	13.0	12.7
Settlement of lawsuit	—	1.7	—	1.0

Total operating expenses	28.3	29.8	29.4	31.3

Income (loss) from operations	12.9	2.5	10.3	(4.3)

Other income (expense):
Interest income	0.1	0.1	0.1	0.2
Interest expense	(0.1)	(0.1)	(0.1)	(0.2)
Foreign currency gain (loss)	0.0	(0.0)	(0.1)	(0.0)
Other, net	0.0	0.0	0.0	0.1

Total other income (expense), net	0.0	(0.0)	(0.1)	0.1

Income (loss) before income tax	12.9	2.5	10.2	(4.2)
Income tax expense (benefit)	2.1	0.2	0.9	(0.1)

Net income (loss)	10.8%	2.3%	9.3%	(4.1)%

Three Months Ended July 3, 2010 and June 27, 2009

Revenues from Operations.

Our revenues increased $38.4 million, or 22.7%, to $207.5 million for the three months ended July 3, 2010 compared to $169.1 million for the three months ended June 27, 2009.

Our revenues by end market for the three months ended July 3, 2010 and June 27, 2009 were as follows:

(as a % of Total Revenues)	Three Months Ended
	July 3, 2010	June 27, 2009
Mobile Devices	61%	65%
Networks	27	23
Defense & aerospace	12	12

Total	100%	100%

Mobile Devices

Revenues from our mobile devices market products increased approximately 11% for the three months ended July 3, 2010 compared to the three months ended June 27, 2009. The revenue increase resulted primarily from a higher volume of sales of our WCDMA products. Revenues from our WCDMA products increased approximately 26% for the three months ended July 3, 2010 compared to the three months ended June 27, 2009. These products collectively accounted for 58% of mobile devices revenues for the three months ended July 3, 2010 and 51% of mobile devices revenues for the three months ended June 27, 2009. Revenues from our WLAN products increased approximately 82% for the three months ended July 3, 2010 compared to the three months ended June 27, 2009. These products accounted for 13% of mobile devices revenues for the three months ended July 3, 2010 compared with 8% of mobile devices revenues for the three months ended June 27, 2009.

The increases in WCDMA and WLAN product revenues were partially offset by decreases in revenues from sales of our code division multiple access (“CDMA”) products and from our global system for mobile communication (“GSM”)/general packet radio service (“GPRS”) products of approximately 40% and 16%, respectively, for the three months ended July 3, 2010 compared to the three months ended June 27, 2009. The revenues from our CDMA products and GSM/GPRS products comprised approximately 12% and 9%, respectively, of total mobile devices revenues for the three months ended July 3, 2010, compared to 22% and 11%, respectively, of total mobile devices revenues for the three months ended June 27, 2009.

Networks

Revenues from our networks market products increased approximately 64% for the three months ended July 3, 2010, compared to the three months ended June 27, 2009, as a result of increases in sales across all of our markets. Our radio access, emerging markets, and transport products increased 17%, 365%, and 35%, respectively in the three months ended July 3, 2010 compared to the three months ended June 27, 2009.

Defense & Aerospace

Revenues from our defense & aerospace market products increased approximately 26% for the three months ended July 3, 2010 compared to the three months ended June 27, 2009. The increase in revenue was primarily the result of a 104% increase in radar products revenue. As a percentage of our total revenues, defense & aerospace products remained flat at 12% for the three months ended July 3, 2010 and June 27, 2009.

Gross Profit

Our gross profit as a percentage of revenues increased to 41.2% for the three months ended July 3, 2010, from 32.3% for the three months ended June 27, 2009. The increase in gross profit was a result of favorable product mix, improved management of the supply line and factory utilization that did not occur during the three months ended June 27, 2009 due to general economic conditions, resulting in a production slowdown at that time.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses for the three months ended July 3, 2010 increased $5.1 million, or 19%, to $32.6 million, from $27.5 million for the three months ended June 27, 2009. The increase was a result of increases in labor costs and technical supply costs.

Selling, general and administrative

Selling, general and administrative expenses for the three months ended July 3, 2010 increased $6.2 million, or 31%, to $26.1 million, from $19.9 million for the three months ended June 27, 2009. The increase was primarily a result of increases in labor costs and other expenses.

Settlement of lawsuit

During the three months ended June 27, 2009 we recorded a settlement for a derivative lawsuit of $2.95 million. We recorded no lawsuit settlements in the three months ended July 3, 2010.

Other (expense) income, net

For the three months ended July 3, 2010, other net income (expense) remained relatively flat compared to the three months ended June 27, 2009.

Income tax expense

During the three months ended July 3, 2010 and June 27, 2009, we recorded net income tax expense of $4.3 million and $0.4 million, respectively. The July 3, 2010 and June 27, 2009 tax expenses were primarily associated with U.S. federal and state taxes.

Six Months Ended July 3, 2010 and June 27, 2009

Revenues increased $100.3 million, or 35%, to $388.3 million for the six months ended July 3, 2010 as compared to $288.0 million for the six months ended June 27, 2009. Our revenues by end market for the six months ended July 3, 2010 and June 27, 2009 were as follows:

(as a % of Total Revenues)	Six Months Ended
	July 3, 2010	June 27, 2009
Mobile devices	62%	62%
Networks	26	25
Defense & aerospace	12	13

Total	100%	100%

Mobile Devices

Revenues from our mobile devices market products increased approximately 31% for the six months ended July 3, 2010 compared to the six months ended June 27, 2009. The revenue increase resulted primarily from a higher volume of sales of our WCDMA products. Revenues from our WCDMA products increased approximately 46% for the six months ended July 3, 2010 compared to the six months ended June 27, 2009. These products collectively accounted for 56% of mobile devices revenues for the six months ended July 3, 2010 and 50% of mobile devices revenues for the six months ended June 27, 2009. Revenues from our WLAN products increased approximately 143% for the six months ended July 3, 2010 compared to the six months ended June 27, 2009. These products accounted for 14% of mobile devices revenues for the six months ended July 3, 2010, compared with 8% of mobile devices revenues for the six months ended June 27, 2009.

The increases in WCDMA and WLAN product revenues were partially offset by decreases in revenues from sales of our CDMA products of approximately 23% for the six months ended July 3, 2010 compared to the six months ended June 27, 2009. The revenues from our CDMA products comprised approximately 13% of total mobile devices revenues for the six months ended July 3, 2010, compared to 23% of total mobile devices revenues for the six months ended June 27, 2009.

Networks

Revenues from our networks market products increased approximately 53% for the six months ended July 3, 2010 compared to the six months ended June 27, 2009, as a result of increases in sales across all of our markets. Our radio access, emerging markets, and transport products increased 18%, 220% and 37%, respectively; in the six months ended July 3, 2010 compared to the six months ended June 27, 2009.

Defense & Aerospace

Revenues from our defense & aerospace market products increased approximately 29% for the six months ended July 3, 2010 compared to the six months ended June 27, 2009. The increase in revenue was primarily the result of a 103% increase in radar products revenue and a 6% increase in contract based revenue. As a percentage of our total revenues, defense & aerospace products decreased to 12% for the six months ended July 3, 2010 from 13% for the six months ended June 27, 2009.

Gross Profit

Our gross profit as a percentage of revenues increased to 39.7% for the six months ended July 3, 2010, from 27.0% for the six months ended June 27, 2009. The increase in gross profit was a result of favorable product mix, improved management of the supply line and factory utilization that did not occur during the six months ended June 27, 2009 due to the general economic conditions resulting in a production slowdown at that time.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses for the six months ended July 3, 2010 increased $12.7 million, or 25%, to $63.4 million, from $50.7 million for the six months ended June 27, 2009. The increase was a result of increases in labor costs and technical supply costs for the six months ended July 3, 2010, and short-term cost reduction measures imposed in the six months ended June 27, 2009 that were not taken during the six months ended July 3, 2010.

Selling, general and administrative

Selling, general and administrative expenses for the six months ended July 3, 2010 increased $13.9 million, or 38%, to $50.6 million, from $36.7 million for the six months ended June 27, 2009. The increase was primarily a result of increases in labor costs and other expenses.

Settlement of lawsuit

During the six months ended June 27, 2009 we recorded a settlement for a derivative lawsuit of $2.95 million. We recorded no lawsuit settlements in the six months ended July 3, 2010.

Other (expense) income, net

For the six months ended July 3, 2010, we recorded net other expense of $0.3 million, a decrease of $0.6 million from the net other income of $0.3 million recorded for the six months ended June 27, 2009. The change from the prior year was primarily a result of decreased interest income due to lower interest rates and a one-time economic development grant received from the State of Oregon in the six months ended June 27, 2009.

Income tax expense (benefit)

During the six months ended July 3, 2010 and June 27, 2009, we recorded a net income tax expense (benefit) of $3.5 million and ($0.4) million, respectively. The July 3, 2010 tax expense was primarily attributable to the U.S. federal expense impacted by the “with-and-without” approach for excess share-based deductions recognized in the net operating loss, state taxes, and foreign subsidiaries tax liabilities offset the release of certain liabilities due to the expiration of the statue of limitations. The June 27, 2009 tax benefit was primarily attributable to the release of a contingent tax liability related to an uncertain tax position for which the statute of limitations for tax assessment had expired. The release of this reserve was netted against a provision for state tax and Costa Rican tax liability.

Liquidity and Capital Resources

Liquidity

As of July 3, 2010 our cash, cash equivalents and short-term marketable securities increased $21.2 million, or 14%, to $175.1 million, from $153.9 million as of December 31, 2009.

At July 3, 2010, our net accounts receivable balance increased $32.9 million, or 37%, to $121.0 million, from $88.1 million at December 31, 2009. This increase was primarily a result of an increase in customer sales and shipments. Our days sales outstanding were 53 days as of July 3, 2010 compared to 49 days as of December 31, 2009.

At July 3, 2010, our net inventory balance increased $9.7 million, or 11%, to $99.7 million, from $90.0 million at December 31, 2009. Inventory turns calculated using ending inventory were 4.9 as of July 3, 2010 compared to 5.0 as of December 31, 2009.

At July 3, 2010, our net property, plant and equipment increased $13.5 million, to $289.5 million, from $276.0 million at December 31, 2009. The change in property, plant, and equipment was primarily a result of capital expenditures of $31.3 million during the six months ended July 3, 2010, partially offset by depreciation of $23.6 million. The capital expenditures made during the six months ended July 3, 2010 were primarily for equipment to support new products and technologies.

At July 3, 2010, our accounts payable and accrued expenses increased $26.9 million, or 33%, to $109.6 million, from $82.7 million at December 31, 2009. The increase was consistent with our increase in material purchases due to the higher production levels.

Sources of Liquidity

Our current cash, cash equivalent and short-term investment balances together with cash anticipated to be generated from operations and the balance available on our revolving loan constitute our principal sources of liquidity. We believe these will satisfy our projected expenditures through the next 12 months. The principal risks to these sources of liquidity are lower than expected earnings or capital expenditures in excess of our expectations, in which case we may be required to finance any shortfall through additional equity offerings, debt financings or credit facilities. We may not be able to obtain additional financing or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

There have been no material changes in the disclosure related to our contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Off Balance Sheet Arrangements

As of July 3, 2010, we did not have any off balance sheet arrangements as defined in Regulation S-K Item 303 (a)(4). We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investments in cash equivalents are classified as available-for-sale securities and consist of highly rated, short-term and long-term investments, such as money market funds, in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. The following table shows the fair values of our investments as of July 3, 2010 (in millions):

	Cost	Fair Value
Cash and Cash equivalents (including unrealized gain of less than $0.1)	$117.9	$117.9
Short-term available-for-sale investments (including net unrealized gains of less than $0.1)	$57.2	$57.2

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

Avago filed an answer and counterclaims on September 17, 2009 denying the patent infringement allegations made by us in our complaint, and asserting that our products infringed upon ten of Avago’s U.S. patents. The patents asserted by Avago are: 6,262,637, 6,377,137, 6,841,922, 6,864,619, 6,909,340, 6,933,807, 7,268,436, 7,365,619, 6,051,907 and 6,812,619. Avago’s counterclaim asserts that our alleged infringement is willful and seeks unspecified compensatory and enhanced damages and injunctive relief. On October 16, 2009, we filed an answer and counterclaims denying Avago’s patent infringement allegations, and asserting antitrust claims under Section 7 of the Clayton Act and Section 2 of the Sherman Act. As stated in the counterclaim, the antitrust claims relate to Avago’s anticompetitive conduct through its acquisition of the BAW business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On November 24, 2009, Avago filed a motion to dismiss the antitrust counterclaims and, in the alternative, asked that the court bifurcate and/or stay those claims. On March 5, 2010, Avago filed an amended answer and counterclaims asserting violation of the California Uniform Trade Secret Act and, per the Court’s order, we simultaneously filed an amended complaint, answer and counter-claim. Avago’s trade secret allegations relate to Infineon information included in Avago’s acquisition of Infineon’s BAW division. On March 16, 2010, the Court issued an order denying as moot Avago’s motion to dismiss our antitrust claim due to the simultaneous filing, with permission for Avago to re-file the motion, if necessary, after we file an answer to Avago’s amended answer and counterclaims, or if we amend our complaint with regard to our antitrust counterclaims. On April 5, 2010, we filed an answer to Avago’s amended answer and counterclaims, in which we denied Avago’s allegations regarding violation of the California Uniform Trade Secret Act. On April 12, 2010, we filed a request to amend our complaint to reinstate the antitrust counterclaims. Following additional motion practice, the Court granted the motion to amend on August 3, 2010. Discovery in the case has commenced and the court has not yet set a trial date.

Item 1A.	Risk Factors

There have been no material changes to our market risk exposures from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K for the year ended December 21, 2009. For a discussion on our exposure to market risk, refer to Item 1A, Risk Factors, contained in our 2009 Annual Report on Form 10-K as filed with the SEC on February 26, 2010.

Item 6.	Exhibits

10.1	First Amendment to Credit Agreement, dated as of April 20, 2010, by and between TriQuint Semiconductor, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2010).

10.2+	Amendments to Automatic Stock Option Grant Program for Eligible Directors Under the TriQuint Semiconductor Corporation 2009 Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.

+	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.

Dated: August 11, 2010	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: August 11, 2010	By:	/s/ STEVE BUHALY
Steve Buhaly
Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1	First Amendment to Credit Agreement, dated as of April 20, 2010, by and between TriQuint Semiconductor, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2010).

10.2+	Amendments to Automatic Stock Option Grant Program for Eligible Directors Under the TriQuint Semiconductor Corporation 2009 Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.

+	Management contract or compensatory plan