Form 10-Q
period 2010-10-02
TRIQUINT SEMICONDUCTOR INC
filed 2010-11-10
CIK 913885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 2010

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

As of November 4, 2010, there were 159,065,139 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Revenues	$236,998	$172,955	$625,314	$460,965
Cost of goods sold	139,039	114,513	373,373	324,654

Gross profit	97,959	58,442	251,941	136,311
Operating expenses:
Research, development and engineering	32,978	28,282	96,397	78,971
Selling, general and administrative	26,115	19,422	76,727	56,089
Settlement of lawsuit	—	—	—	2,950

Total operating expenses	59,093	47,704	173,124	138,010

Income (loss) from operations	38,866	10,738	78,817	(1,699)

Other (expense) income:
Interest income	85	139	308	677
Interest expense	(189)	(179)	(559)	(721)
Foreign currency (loss) gain	(202)	60	(411)	(54)
Other, net	248	9	316	439

Total other (expense) income, net	(58)	29	(346)	341

Income (loss) before income tax	38,808	10,767	78,471	(1,358)
Income tax (benefit) expense	(73,367)	256	(69,872)	(126)

Net income (loss)	$112,175	$10,511	$148,343	$(1,232)

Net income (loss) per common share:
Basic	$0.72	$0.07	$0.96	$(0.01)
Diluted	$0.69	$0.07	$0.92	$(0.01)
Common equivalent shares:
Basic	155,734	150,878	154,737	148,789
Diluted	162,653	157,344	161,146	148,789

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	October 2, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$143,042	$103,579
Investments in marketable securities	44,128	50,356
Accounts receivable, net	141,795	88,090
Inventories	103,346	89,964
Prepaid expenses	18,986	5,873
Deferred tax assets	40,793	—
Other current assets	27,615	20,822

Total current assets	519,705	358,684
Property, plant and equipment, net	309,914	275,985
Goodwill	3,376	3,376
Intangible assets, net	28,548	33,025
Deferred tax assets – noncurrent	30,647	—
Other noncurrent assets, net	9,308	8,971

Total assets	$901,498	$680,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,637	$44,058
Accrued payroll	34,189	26,489
Other accrued liabilities	13,647	12,176

Total current liabilities	126,473	82,723
Long-term liabilities:
Long-term income tax liability	9,247	10,077
Other long-term liabilities	8,878	10,079

Total liabilities	144,598	102,879
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 600,000,000 shares authorized, 156,497,571 and 153,279,319 shares issued and outstanding at October 2, 2010 and December 31, 2009, respectively	156	153
Additional paid-in capital	588,088	556,690
Accumulated other comprehensive income	730	736
Retained earnings	167,926	19,583

Total stockholders’ equity	756,900	577,162

Total liabilities and stockholders’ equity	$901,498	$680,041

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months Ended
	October 2, 2010	September 26, 2009
Cash flows from operating activities:
Net income (loss)	$148,343	$(1,232)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,373	34,530
Stock-based compensation expense	12,939	10,508
Settlement of lawsuit	—	2,950
Deferred tax benefit	(71,440)	—
Other	23	22
Changes in assets and liabilities:
Accounts receivable, net	(53,705)	(21,807)
Inventories	(13,201)	17,684
Other assets	(8,202)	(2,911)
Accounts payable and accrued expenses	18,969	18,173

Net cash provided by operating activities	74,099	57,917

Cash flows from investing activities:
Purchase of available-for-sale investments	(50,076)	(51,409)
Maturity/sale of available-for-sale investments	56,299	60,558
Other	1,345	1,627
Business acquisition, net of cash acquired (Note 5)	—	(7,984)
Capital expenditures	(63,028)	(35,250)

Net cash used in investing activities	(55,460)	(32,458)

Cash flows from financing activities:
Subscription/issuance of common stock, net	20,064	16,585
Loan commitment fees	(1,638)	—
Excess tax benefit from stock-based compensation arrangements	2,398	—

Net cash provided by financing activities	20,824	16,585

Net increase in cash and cash equivalents	39,463	42,044
Cash and cash equivalents at beginning of period	103,579	50,773

Cash and cash equivalents at end of period	$143,042	$92,817

Supplemental disclosures:
Change in timing of payments related to capital expenditures	$7,074	$(3,270)
Cash paid for income taxes	$538	$851

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the valuation of deferred income tax assets and liabilities and the accounting for stock-based compensation. In the opinion of management, the condensed consolidated financial statements include all material adjustments, consisting only of normal, recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2009, included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC on February 26, 2010.

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

In October 2009, the FASB issued authoritative guidance regarding “Multiple-Delivered Revenue Arrangements,” which updates “Revenue Recognition—Multiple Element Arrangements” to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relevant selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Upon adoption, application of the “residual method” will no longer be permitted and entities will be required to disclose more information about their multiple-element revenue arrangements. The new standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. While the Company is still analyzing the effects of the adoption of this standard, the Company does not believe that the adoption of this standard will have a material effect on its financial position, results of operations or cash flows

In August 2009 , the FASB issued amendments to authoritative guidance regarding “ Fair Value Measurements and Disclosures,” to provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The disclosure requirements about purchases, sales, issuances, and settlements relating to Level 3 measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company’s adoption of this standard did not have a material impact on its consolidated financial position, results of operations or cash flows. See Note 3 for information and related disclosures regarding the Company’s fair value measurements.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Carrying Amount	Total Fair Value		Fair Value Measurements as of October 2, 2010
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash and cash equivalents—money market funds	$143,042	$143,042	$33,820	$109,222	$—	$—
Short-term—marketable securities	44,128	44,128	—	3,686	40,442	—
Non-Qualified Deferred Compensation Plan	2,601	2,601	—	2,601	—	—

Total	$189,771	$189,771	$33,820	$115,509	$40,442	$—

Liabilities:
Earnout payment liability	$1,180	$1,180	$—	$—	$—	$1,180
Non-Qualified Deferred Compensation Plan	2,601	2,601	—	2,601	—	—

Total	$3,781	$3,781	$—	$2,601	$—	$1,180

	Carrying Amount	Total Fair Value		Fair Value Measurements as of December 31, 2009
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash and cash equivalents—money market funds	$103,579	$103,579	$17,077	$86,502	$—	$—
Short-term—marketable securities	50,356	50,356	—	11,224	39,132	—
Non-Qualified Deferred Compensation Plan	1,899	1,899	—	1,899	—	—

Total	$155,834	$155,834	$17,077	$99,625	$39,132	$—

Liabilities:
Earnout payment liability	$1,509	$1,509	$—	$—	$—	$1,509
Non-Qualified Deferred Compensation Plan	1,899	1,899	—	1,899	—	—

Total	$3,408	$3,408	$—	$1,899	$—	$1,509

The instruments classified as Level 1 are measured at fair value using quoted market prices. The investments classified as Level 2 were valued using quoted prices for similar instruments in markets that are not active since identical instruments were not available. The Company determines the hierarchy levels at the end of each quarter.

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

On October 2, 2010, the Company remeasured the fair value of the Level 3 financial investment. During the three and nine months ended October 2, 2010, the Company revised its estimate relating to payments of the earnout liability and accordingly recorded a reduction in the liability of $467. The Company used an income based method to measure the fair value of this liability. For additional details on the liability classified as Level 3, see Note 5, Business Combinations. Details of the level three fair value measurements are as follows:

Details of the Level 3 fair value measurements are as follows:

Opening earnout payment liability	$1,398
Accretion	111

Ending earnout payment liability at December 31, 2009	$1,509
Accretion	138
Change in estimate	(467)

Ending earnout payment liability at October 2, 2010	$1,180

4. Investments in Marketable Securities

As of October 2, 2010 all short-term investments are classified as available-for-sale and have maturity dates of less than one year. All unrealized gains and losses on available-for-sale investments are included in other comprehensive income. The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at October 2, 2010 consisted of the following:

At October 2, 2010	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale:
U.S. treasury securities and obligations of U.S government agencies – included in short-term marketable securities	$3,685	1	—	$3,686
Corporate debt securities and other	40,432	10	—	40,442

	$44,117	$11	$—	$44,128

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

The contractual maturities of investments as of October 2, 2010 and December 31, 2009 were all due or callable in one year or less.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operational and financing cash flow factors. During the three and nine months ended October 2, 2010 the Company did not record any other-than-temporary impairments on its marketable securities.

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

The following table summarizes the charges taken as part of the restructuring plan:

	Personnel	Lease abandonment costs	Total
Balance at May 22, 2008	$3,859	$11,148	$15,007
Payments	(2,194)	(2,248)	(4,442)
Accretion	—	310	310

Balance at December 31, 2008	$1,665	$9,210	$10,875
Payments	(1,611)	(3,963)	(5,574)
Accretion	—	404	404
Change in estimate	—	(534)	(534)

Balance at December 31, 2009	$54	$5,117	$5,171
Payments	(54)	(3,104)	(3,158)
Accretion	—	165	165

Balance at October 2, 2010	$—	$2,178	$2,178

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

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended		Nine months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net income (loss)	$112,175	$10,511	$148,343	$(1,232)
Shares for net income (loss) per share:
Weighted-average shares outstanding—Basic	155,734	150,878	154,737	148,789
Dilutive securities	6,919	6,466	6,409	—

Weighted-average shares outstanding—Diluted	162,653	157,344	161,146	148,789

Options and other exercisable convertible securities were excluded from the calculation as their effect would have been antidilutive. Antidilutive shares excluded from the calculation were as follows:

	Three Months Ended		Nine months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Antidilutive securities	13,254	13,462	14,686	31,778

7. Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows:

	Three Months Ended		Nine months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net income (loss)	$112,175	$10,511	$148,343	$(1,232)
Other comprehensive loss:
Net unrealized loss on available for sale investments	(3)	(43)	(6)	(220)

Comprehensive income (loss)	$112,172	$10,468	148,337	$(1,452)

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

The Company reported foreign currency (loss) gain as follows:

	Three Months Ended		Nine months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Foreign currency (loss) gain from remeasurement	$(202)	$60	$(411)	$(54)

9. Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	October 2, 2010	December 31, 2009
Inventories:
Raw materials	$21,115	$21,393
Work-in-process	60,372	41,385
Finished goods	21,859	27,186

	$103,346	$89,964

10. Property, Plant and Equipment

Property, plant and equipment for operations consisted of the following:

	October 2, 2010	December 31, 2009
Land	$19,691	$19,691
Buildings	89,471	89,386
Leasehold improvements	12,240	9,896
Machinery and equipment	425,694	405,173
Furniture and fixtures	5,883	5,899
Computer equipment and software	37,989	36,037
Assets in process	65,792	28,103

Total property, plant and equipment, gross	656,760	594,185
Accumulated depreciation	(346,846)	(318,200)

Total property, plant and equipment, net	$309,914	$275,985

The Company reported depreciation expense as follows:

	Three Months Ended		Nine months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Depreciation expense	$12,306	$10,545	$35,934	$30,646

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

The Company performs this test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During the three and nine months ended October 2, 2010 and September 26, 2009, there were no impairments or impairment indicators present and no loss was recorded.

Information regarding the Company’s acquisition-related intangible assets is as follows:

	Useful Life (Years)	Gross	October 2, 2010			December 31, 2009
			Accumulated Amortization	Write-off	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill		$3,376	$—	$—	$3,376	$3,376	$—	$3,376
In process research and development		1,960	—	38	1,922	2,330	—	2,330
Amortizing:
In process research and development	5	370	25	—	345	—	—	—
Patents, trademarks and other	2 -10	47,388	21,107	—	26,281	47,388	16,693	30,695

Total intangible assets		$53,094	$21,132	$38	$31,924	$53,094	$16,693	$36,401

The Company’s patents, trademarks and other intangible assets are being amortized over a period of two to ten years. During the nine months ended October 2, 2010 a product line that was included in IPR&D reached technological feasibility. As a result the Company began amortizing that portion of IPR&D over a period of 5 years. During the three months ended October 2, 2010, no other product line reached technological feasibility. Additionally, the Company abandoned and wrote off one product line that was included in IPR&D during the nine months ended October 2, 2010. The Company did not incur a similar charge for the three months ended October 2, 2010. Amortization expense for amortizing intangible assets was as follows:

	Three Months Ended		Nine months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Amortization expense	$1,460	$1,347	$4,439	$3,884

12. Bank Line

On September 30, 2010, the Company, the domestic subsidiaries of the Company (the “Guarantors”), Bank of America, N.A., as administrative agent and lender, and Union Bank, N.A.,Wells Fargo Bank, N.A., Bank of the West, BBVA Compass Bank and US Bank, as lenders (together with the Administrative Agent, the “Lenders”), entered into a Credit Agreement dated as of September 30, 2010 (the “Agreement”). The Agreement provides the Company with a three-year unsecured revolving syndicated credit facility of $200,000. The Company’s obligations under the Agreement are jointly and severally guaranteed by the Guarantors.

The Company may elect to borrow at either a Eurodollar Rate or a Base Rate (each as defined in the Agreement). Eurodollar Rate loans bear interest at an amount equal to the sum of a rate per annum calculated from the British Bankers Association LIBOR rate plus a designated percentage per annum (the “Applicable Rate”). The Applicable Rate for Eurodollar Rate loan is based on the Company’s consolidated total leverage ratio (as defined in the Agreement) and is subject to a floor of 2.50% per annum and a cap of 3.00% per annum. Base Rate loans bear interest at a rate equal to the higher of the federal funds rate plus 0.50%, the prime rate of the Lender plus the Applicable Rate or the Eurodollar Rate plus 1.0%. The Applicable Rate for Base Rate loans is subject to a floor of 1.50% per annum and a cap of 2.00% per annum. The interest payment date (as defined in the Agreement) will vary based on the type of loan but generally will be quarterly. The Company paid commitment fees, an arrangement fee and upfront fees pursuant to the terms of the Agreement. The Company will also pay a quarterly fee for any letters of credit issued under the Agreement.

The Agreement contains non-financial covenants of the Company and the Guarantors, including restrictions on the ability to create, incur or assume liens and indebtedness, make certain investments, dispositions and restricted payments, change the nature of the business, and merge with other entities subject to certain caps as defined in the agreement. The Agreement requires the Company to maintain ratios defined in the Agreement, which include a consolidated total leverage ratio as of the end of any fiscal quarter not in excess of 2.50 to 1.00, a consolidated liquidity ratio of at least 1.25 to 1.00 and a consolidated interest coverage ratio not in excess of 3.00 to 1.00.

Outstanding amounts are due in full on the maturity date of September 30, 2013, subject to a one-year extension at the Company’s option and with the Lender’s consent. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable.

At October 2, 2010 there were no amounts outstanding under the Agreement. During the three months ended October 2, 2010, the Company paid $1,638 of commitment fees. This Agreement replaces the $50,000 unsecured credit facility dated June 27, 2008, amended on April 20, 2010.

13. Stock-Based Compensation

Stock-based compensation expense consists of expense related to unvested grants of employee stock options and the Company’s 2007 Employee Stock Purchase Program. The table below summarizes the stock-based compensation expense for the three and nine months ended October 2, 2010 and September 26, 2009:

	Three Months Ended		Nine months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Stock-based compensation expense:
Cost of goods sold	$1,321	$1,268	$3,406	$2,531
Operating expenses:
Research, development and engineering	1,627	1,450	4,749	4,252
Selling, general and administrative	1,709	1,251	4,784	3,725

Total in operating expenses	3,336	2,701	9,533	7,977

Total in income from operations	$4,657	$3,969	$12,939	$10,508

Stock Option Plans

The following summarizes the Company’s stock option transactions for the nine months ended October 2, 2010:

	Nine months ended October 2, 2010
	Shares	Weighted- average exercise price per share
Outstanding at the beginning of the period	30,101	$7.96
Granted	7,091	7.11
Exercised	(2,277)	4.98
Forfeitures	(1,321)	29.61

Outstanding at the end of the period	33,594	$7.14

14. Income Taxes

The Company recorded a tax benefit of $73,367 and $69,872 for the three and nine month periods ended October 2, 2010. The benefit primarily resulted from the release of the valuation allowance which was recorded against the deferred tax assets and the release of certain liabilities due to the expiration of the statute of limitations. For the nine months ended October 2, 2010, this benefit was offset by the U.S. federal tax expense because of the “with-and-without” approach for excess share-based deductions recognized in the net operating loss. The Company has excess share-based deductions when using the “with-and-without” approach due to cash tax savings of these deductions within the alternative minimum tax calculation. The tax expense for the three months ended September 26, 2009 was primarily associated with U.S. federal and foreign taxes. For the nine months ended September 26, 2009, the tax benefit was primarily attributable to the release of a contingent tax liability related to an uncertain tax position for which the tax assessment’s statute of limitations expired.

Due to strong results for the three and nine months ended October 2, 2010, greater visibility into the forecast for the remainder of 2010 and beyond and increased confidence that the Company will continue to generate taxable income into the foreseeable future, the Company’s assessment regarding the realizability of the Company’s deferred tax assets changed. This assessment required the Company to exercise significant judgment and make estimates about its ability to generate revenues, gross profits, operating income and taxable income in future periods. The result was the release of a majority of the valuation allowance on the deferred tax assets. The Company continues to record a valuation allowance against a portion of U.S. deferred tax assets since it is not “more-likely-than-not” that it will be able to utilize these deferred tax assets in future periods. Specifically, sources of capital gain taxable income were not identified to utilize capital loss carryforwards and the statute of limitations may expire before a portion of certain net operating loss carryforwards is utilized.

For the three and nine-month periods ended October 2, 2010, the difference between the Company’s effective tax rate and the 35% federal statutory rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance offset by state and foreign earnings taxed at rates lower than the federal statutory rate. Discussion of the effective tax rate for prior periods is not meaningful given the impact of the valuation allowance during those periods.

Deferred Income Taxes

As of October 2, 2010, deferred tax assets of $71,440, net of a $11,991 valuation allowance were recorded on the balance sheet. As of December 31, 2009, the Company did not record similar balances due to a full valuation allowance of $123,222.

Unrecognized Tax Benefits

In the nine months ended October 2, 2010 and September 26, 2009, unrecognized tax benefits decreased $830 and $804, respectively. This was due to the expiration of the statute of limitations. The Company did not incur a similar benefit in the three months ended October 2, 2010 and September 26, 2009, respectively. Interest and penalties associated with unrecognized tax benefits are classified as a component of tax expense in the statement of operations.

Unrecognized tax benefits at October 2, 2010 and December 31, 2009 were as follows:

	October 2, 2010	December 31, 2009
Unrecognized tax benefits	$9,247	$10,077

Other

No provision has been made for U.S., state or additional foreign income taxes related to approximately $106,000 of undistributed earnings of foreign subsidiaries which have been and are intended to be permanently reinvested. The Company’s income tax liability recorded on its condensed consolidated balance sheets is based on management’s estimate of income tax expense in the jurisdictions in which the Company has operations.

Due to agreements with the Costa Rican government, the Company was granted a 50% income tax exemption through March 24, 2009 and a 100% exemption thereafter. Full exemption from Costa Rican income tax is expected through March 2017, subject to the Company meeting certain employment and investment requirements.

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

Avago filed an answer and counterclaims on September 17, 2009. Avago’s answer and counterclaims denies the Company’s patent infringement allegations, and alleges that certain of the Company’s products infringe upon ten of Avago’s U.S. patents and seeks unspecified damages and injunctive relief. In response to Avago’s answer and counterclaims, the Company filed an answer and counterclaims on October 16, 2009. The Company’s answer and counterclaims denies Avago’s patent infringement allegations, and alleges that Avago engaged in anticompetitive conduct in violation of U.S. antitrust laws, through its acquisition of the bulk acoustic wave (“BAW”) business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On March 5, 2010, Avago filed an amended answer and counterclaims asserting violation of the California Uniform Trade Secret Act and, per the court’s order, the Company simultaneously filed an amended complaint, answer and counter-claim. Avago’s trade secret allegations relate to Infineon information included in Avago’s acquisition of Infineon’s BAW division and TriQuint’s employment of two former Infineon employees. On April 5, 2010, the Company filed an answer to Avago’s amended answer and counterclaims, in which the Company denied Avago’s allegations regarding violation of the California Uniform Trade Secret Act. Following further motion practice, on August 4, 2010 TriQuint filed its First Amended complaint and on August 26, 2010. Avago filed its answer and counterclaims expanding its patent and trade secret claims to include copyright infringement. On September 16, 2010, TriQuint submitted its answer, in which the Company denied Avago’s allegations. At this time, the Company does not believe it is possible to estimate the outcome of the litigation.

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint’s officers and directors. The case was settled on September 28, 2009 and the Company paid the plaintiffs $2,950. The settlement was expensed in the three and nine months ended September 26, 2009.

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

Overview

We are a supplier of high performance modules, components and foundry services for communications applications. Our focus is on the specialized expertise, materials and know-how of radio frequency (“RF”) and other high and intermediate frequency applications. We enjoy diversity in our markets, applications, products, technology and customer base. Our products are designed on various wafer substrates, including compound semiconductor materials such as gallium arsenide (“GaAs”), gallium nitride on silicon carbide (“GaN”), and piezoelectric crystals such as lithium tantalite (“LiTaO3”). We use a variety of process technologies using GaAs substrates, including heterojunction bipolar transistors (“HBT”) and pseudomorphic high electron mobility transistors (“pHEMT”). Using various other substrates we also manufacture surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”) products. Using these materials and our proprietary technology, we believe our products can offer key advantages such as steeper selectivity, lower distortion, higher power and power-added efficiency, better linearity, reduced size and weight and more precise frequency control. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. We believe that these advantages are a tremendous benefit to our customers, which include major communication companies worldwide.

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

Strategy and Industry Considerations

Our business strategy is to provide our customers with high-performance, low-cost solutions for applications in the mobile device, networks, and defense & aerospace markets. Our mission is “Connecting the Digital World to the Global Network®,” and we accomplish this through a diversified product portfolio within the communications and defense markets. In the mobile device market, we provide high performance devices such as integrated modules, duplexers, small signal components, power amplifiers, switches and RF filters. We leverage our manufacturing and integrated module expertise to win additional sockets with phone manufacturers by adding value added capabilities such as global positioning system (“GPS”), worldwide interoperability for microwave access (“WiMAX”) and wireless local area networks (“WLAN”). In the networks market, we are a supplier of both active GaAs power and SAW and BAW filter components. We provide the defense & aerospace market with phased-array antenna and communications components. We have been a leader in GaN development since 1999.

Wafer and semiconductor manufacturing facilities require a significant level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of high demand factories run at higher utilization rates resulting in improved financial performance. Strong growth in demand is driving increased capital expenditures for added capacity in our factories.

We experienced 36% overall revenue growth for the nine months ended October 2, 2010 compared to the nine months ended September 26, 2009, with growth in all three of our markets.

Mobile devices comprise the largest of our three major markets. Revenues for the nine months ended October 2, 2010 increased 33% compared to the nine months ended September 26, 2009. Growth in this market was driven primarily by the strong demand for mobile data connectivity and the transition of the RF market from discrete to integrated solutions. As a result of the demand for smartphones and the expansion of RF content required for wideband code division multiple access (“WCDMA”) technology, revenue from WCDMA mobile devices increased 46% in the nine months ended October 2, 2010 compared to the nine months ended September 26, 2009.

Networks revenue increased 56% in the nine months ended October 2, 2010 compared to the nine months ended September 26, 2009 as a result of a broad recovery in this market. Our networks market includes products that support the transfer of data at high rates across wireless or wired networks. Our products for this market include those related to radio access, transport, and emerging markets. Radio access is composed of primarily base station infrastructure and WLAN access points. Transport includes submarkets such as cable television, microwave radio, satellite groundstation, and optical communications. We also support emerging wireless markets such as wireless “hotspots”, automotive and radio-frequency identification (“RFID”). We include our multi-market standard products in the emerging markets category.

Our defense & aerospace revenues increased 20% in the nine months ended October 2, 2010 compared to the nine months ended September 26, 2009. We have focused on the defense market and are recognized for leadership technology in compound semiconductors, BAW and SAW filters. We are successfully partnering with industry leaders creating next generation solutions. In the short term we are benefiting from positive cycles in airborne radar programs such as Joint Strike Fighter (“JSF”) and other active electronically scanned array (“AESA”), and in the longer term we are shifting our strategy to emulate our successful module efforts in the commercial market. This involves transitioning from a technology provider to a solutions supplier by creating RF solutions in high performance, cost effective packages and modules. For example, module integration can increase the functionality and reduce the space requirements in a high density phased array antenna.

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

Our most critical accounting estimates include revenue recognition; the valuation of inventory, which affects gross margin; valuation of deferred income tax assets, which affects our tax provision; and stock-based compensation, which affects cost of goods sold and operating expenses. We also have other policies that we consider to be key accounting policies, such as our policies for the valuation of accounts receivable, reserves for sales returns and allowances, and our reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

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

We receive periodic reports from customers who utilize inventory hubs and recognize revenue when customers acknowledge they have pulled inventory from our hub, the point at which title to the product passes to the customer.

Revenues from foundry services and non-recurring engineering fees are recorded when the service is completed. Revenues from cost plus contracts are recognized as costs are incurred.

Revenues from our distributors are recognized when the product is sold to the distributors. Our distributor agreements provide selling prices that are fixed at the date of sale, although we offer price protections, which are specific, of a fixed duration and for which we reserve. Further, the distributor’s payment obligation is not contingent on reselling the product. The distributors take title to the product, bear the risks of ownership and have economic substance and we have no significant obligations for future performance to bring about resale. Sales to our distributors were approximately 10% to 15% of our total revenues for the three and nine months ended October 2, 2010 and September 26, 2009, respectively. We allow our distributors to return products for warranty reasons and stock rotation rights, within certain limitations, and we reserve for such instances. Customers that are not distributors can only return products for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return. We can reasonably estimate the amount of future returns.

For the three months ended October 2, 2010, Futaihua Industrial (Shenzhen) Co Ltd, a sister company of Foxconn, and Samsung Electronics Co Ltd, accounted for 24% and 12% of our revenues, respectively. For the nine months ended October 2, 2010, Futaihua Industrial (Shenzhen) Co Ltd, accounted for 19% of our revenues. For the three and nine months ended September 26, 2009, Futaihua Industrial (Shenzhen) Co Ltd, accounted for 21% and 19% of our revenues, respectively. Some of our mobile device customers use multiple subcontractors for product assembly and test. Therefore, revenues for our customers may not necessarily represent the entire business of a single mobile device manufacturer.

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

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. A significant amount of judgment is involved in preparing our provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in all of our jurisdictions of operation. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes to our assumptions could cause us to find a revision of past estimates appropriate. The liabilities are reviewed for their adequacy and appropriateness. As of October 2, 2010, we were not under audit by United States (“U.S.”) income tax authorities. We concluded federal income tax audits for our U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. A German tax audit of our subsidiary, TriQuint Semiconductor GmbH, was completed during 2009 for the fiscal years 2004 to 2007, with no adjustments. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the tax authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the tax jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. We believe that an appropriate estimated liability has been established for potential exposures.

We follow the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect during the years in which the basis differences reverse. We use the “with-and-without” approach, disregarding indirect tax impacts, for determining the period in which tax benefits for excess share-based deductions are recognized. The utilization of net operating loss carryforwards arising from both operations and excess stock option deductions reduce federal and state taxes payable such that we do not have significant income taxes payable at October 2, 2010.

We recorded a net tax benefit of approximately $73.4 million and $69.9 million for the three and nine month periods ended October 2, 2010. The benefit primarily resulted from the release of the valuation allowance which was recorded against the deferred tax assets and the release of certain liabilities due to the expiration of the statute of limitations. The benefit for the nine month period ended October 2, 2010 was also offset by U.S. federal tax expense because of the “with-and-without” approach for excess share-based deductions recognized in the net operating loss. We have excess share-based deductions when using the “with-and-without” approach due to cash tax savings of these deductions within the alternative minimum tax calculation. We did not recognize a similar benefit in relation to the valuation allowance release in the three and nine months ended September 26, 2009.

We record a valuation allowance to reduce deferred tax assets when it is “more-likely-than-not” that some or all of the deferred tax assets may not be realized. In 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets. Due to strong results for the three and nine months ended October 2, 2010, greater visibility into the forecast for the remainder of 2010 and beyond and the likelihood that we will continue to generate taxable income into the foreseeable future, our assessment regarding the realizability of the deferred tax assets changed. This assessment required us to exercise significant judgment and make estimates about our ability to generate revenues, gross profits, operating income and taxable income in future periods. The result was the release of $71.4 million of the valuation allowance during the three months ended October 2, 2010. We continue to record a valuation allowance against a portion of U.S. deferred tax assets, as we do not believe it is “more-likely-than-not” that we will be able to utilize these deferred tax assets in future periods. Specifically, sources of capital gain taxable income were not identified to utilize capital loss carryforwards and the statute of limitations may expire before a portion of certain net operating loss carryforwards are utilized.

Stock-Based Compensation

There were no significant changes to our stock-based compensation accounting estimates and assumptions in the three months ended October 2, 2010. Refer to our most recent Annual Report on Form 10-K for a complete description of our stock-based compensation accounting estimates and assumptions.

Results of Operations

The following table sets forth the results of our operations expressed as a percentage of revenues for the three and nine months ended October 2, 2010 and September 26, 2009:

	Three Months Ended		Nine months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.7	66.2	59.7	70.4

Gross profit	41.3	33.8	40.3	29.6
Operating expenses:
Research, development and engineering	13.9	16.4	15.4	17.1
Selling, general and administrative	11.0	11.2	12.3	12.2
Settlement of lawsuit	—	—	—	0.6

Total operating expenses	24.9	27.6	27.7	29.9

Income (loss) from operations	16.4	6.2	12.6	(0.3)

Other (expense) income:
Interest income	0.1	0.1	0.0	0.1
Interest expense	(0.1)	(0.1)	(0.1)	(0.2)
Foreign currency (loss) gain	(0.1)	0.0	(0.1)	(0.0)
Other, net	0.1	0.0	0.1	0.1

Total other (expense) income, net	(0.0)	0.0	(0.1)	0.0

Income (loss) before income tax	16.4	6.2	12.5	(0.3)
Income tax (benefit) expense	(30.9)	0.1	(11.2)	(0.0)

Net income (loss)	47.3%	6.1%	23.7%	(0.3)%

Three Months Ended October 2, 2010 and September 26, 2009

Revenues from Operations.

Our revenues increased $64.0 million, or 37%, to $237.0 million for the three months ended October 2, 2010 compared to $173.0 million for the three months ended September 26, 2009.

Our revenues by end market for the three months ended October 2, 2010 and September 26, 2009 were as follows:

(as a % of Total Revenues)	Three Months Ended
	October 2, 2010	September 26, 2009
Mobile devices	68%	63%
Networks	23	25
Defense & aerospace	9	12

Total	100%	100%

Mobile Devices

Revenues from our mobile devices market products increased approximately 37% for the three months ended October 2, 2010 compared to the three months ended September 26, 2009. The revenue increase resulted primarily from a higher volume of sales of our WCDMA products. Revenues from our WCDMA products increased approximately 65% for the three months ended October 2, 2010 compared to the three months ended September 26, 2009. These products collectively accounted for 63% of mobile devices revenues for the three months ended October 2, 2010 and 53% of mobile devices revenues for the three months ended September 26, 2009. Revenues from our WLAN products increased approximately 49% for the three months ended October 2, 2010 compared to the three months ended September 26, 2009. These products accounted for 14% of mobile devices revenues for the three months ended October 2, 2010 compared with 13% of mobile devices revenues for the three months ended September 26, 2009.

The increases in WCDMA and WLAN product revenues were partially offset by decreases in revenues from sales of our code division multiple access (“CDMA”) products and from our global system for mobile communication (“GSM”)/general packet radio service (“GPRS”) products of approximately 26% and 27%, respectively, for the three months ended October 2, 2010 compared to the three months ended September 26, 2009. The revenues from our CDMA products and GSM/GPRS products comprised approximately 8% and 6%, respectively, of total mobile devices revenues for the three months ended October 2, 2010, compared to 15% and 11%, respectively, of total mobile devices revenues for the three months ended September 26, 2009.

Networks

Revenues from our networks market products increased approximately 61% for the three months ended October 2, 2010, compared to the three months ended September 26, 2009, as a result of increases in sales across all of our markets. Our radio access, emerging markets, and transport products increased 17%, 166%, and 63%, respectively in the three months ended October 2, 2010 compared to the three months ended September 26, 2009.

Defense & Aerospace

Revenues from our defense & aerospace market products remained relatively flat with a slight increase of approximately 3% for the three months ended October 2, 2010 compared to the three months ended September 26, 2009.

Gross Profit

Our gross profit as a percentage of revenues increased to 41.3% for the three months ended October 2, 2010, from 33.8% for the three months ended September 26, 2009. The increase in gross profit was a result of favorable product mix, improved management of the supply line and better factory utilization.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses for the three months ended October 2, 2010 increased $4.7 million, or 17%, to $33.0 million, from $28.3 million for the three months ended September 26, 2009. The increase was a result of increases in labor costs and technical supply costs.

Selling, general and administrative

Selling, general and administrative expenses for the three months ended October 2, 2010 increased $6.7 million, or 35%, to $26.1 million, from $19.4 million for the three months ended September 26, 2009. The increase was primarily a result of increases in labor costs, labor related costs and legal expenses.

Other (expense) income, net

For the three months ended October 2, 2010, other net (expense) income remained relatively flat compared to the three months ended September 26, 2009.

Income tax expense

During the three months ended October 2, 2010 and September 26, 2009, we recorded a net income tax benefit of $73.4 million and an income tax expense of $0.3 million, respectively. For the three months ended October 2, 2010, the benefit primarily resulted from the release of the valuation allowance which was recorded against the deferred tax assets and the release of certain liabilities due to the expiration of the statute of limitations. The tax expense for the three months ended September 26, 2009 was primarily associated with U.S. federal and foreign taxes.

We record a valuation allowance to reduce deferred tax assets when it is “more-likely-than-not” that some or all of the deferred tax assets may not be realized. In 2002, we determined that a valuation allowance should be recorded against all of our deferred tax assets. Due to strong results for the three and nine months ended October 2, 2010, greater visibility into the forecast for the remainder of 2010 and beyond and the likelihood that we will continue to generate taxable income into the foreseeable future, our assessment regarding the realizability of the deferred tax assets changed. This assessment required us to exercise significant judgment and make estimates about our ability to generate revenues, gross profits, operating income and taxable income in future periods. The result was the release of $71.4 million of the valuation allowance during the three months ended October 2, 2010. We continue to record a valuation allowance against a portion of U.S. deferred tax assets since it is not “more-likely-than-not” that we will be able to utilize the deferred tax assets in future periods. Specifically, sources of capital gain taxable income were not identified to utilize capital loss carryforwards and the statute of limitations may expire before a portion of certain net operating loss carryforwards are utilized.

Nine months Ended October 2, 2010 and September 26, 2009

Revenues increased $164.3 million, or 36%, to $625.3 million for the nine months ended October 2, 2010 compared to $461.0 million for the nine months ended September 26, 2009. Our revenues by end market for the nine months ended October 2, 2010 and September 26, 2009 were as follows:

(as a % of Total Revenues)	Nine months Ended
	October 2, 2010	September 26, 2009
Mobile devices	64%	62%
Networks	25	25
Defense & aerospace	11	13

Total	100%	100%

Mobile Devices

Revenues from our mobile devices market products increased approximately 33% for the nine months ended October 2, 2010 compared to the nine months ended September 26, 2009. The revenue increase resulted primarily from a higher volume of sales of our WCDMA products. Revenues from our WCDMA products increased approximately 54% for the nine months ended October 2, 2010 compared to the nine months ended September 26, 2009. These products collectively accounted for 59% of mobile devices revenues for the nine months ended October 2, 2010 and 51% of mobile devices revenues for the nine months ended September 26, 2009. Revenues from our WLAN products increased approximately 94% for the nine months ended October 2, 2010 compared to the nine months ended September 26, 2009. These products accounted for 14% of mobile devices revenues for the nine months ended October 2, 2010, compared with 10% of mobile devices revenues for the nine months ended September 26, 2009.

The increases in WCDMA and WLAN product revenues were partially offset by decreases in revenues from sales of our CDMA products of approximately 24% for the nine months ended October 2, 2010 compared to the nine months ended September 26, 2009. The revenues from our CDMA products comprised approximately 11% of total mobile devices revenues for the nine months ended October 2, 2010, compared to 20% of total mobile devices revenues for the nine months ended September 26, 2009.

Networks

Revenues from our networks market products increased approximately 56% for the nine months ended October 2, 2010 compared to the nine months ended September 26, 2009, as a result of increases in sales across all of our markets. Our radio access, emerging markets, and transport products increased 18%, 198% and 46%, respectively; in the nine months ended October 2, 2010 compared to the nine months ended September 26, 2009.

Defense & Aerospace

Revenues from our defense & aerospace market products increased approximately 20% for the nine months ended October 2, 2010 compared to the nine months ended September 26, 2009. The increase in revenue was primarily the result of a 70% increase in radar products revenue. As a percentage of our total revenues, defense & aerospace products decreased to 11% for the nine months ended October 2, 2010 from 13% for the nine months ended September 26, 2009.

Gross Profit

Our gross profit as a percentage of revenues increased to 40.3% for the nine months ended October 2, 2010, from 29.6% for the nine months ended September 26, 2009. The increase in gross profit was a result of favorable product mix, improved management of the supply line and better factory utilization compared to the nine months ended September 26, 2009 attributable to the general economic conditions resulting in a production slowdown at that time.

Operating expenses

Research, development and engineering

Our research, development and engineering expenses for the nine months ended October 2, 2010 increased $17.4 million, or 22%, to $96.4 million, from $79.0 million for the nine months ended September 26, 2009. The increase was a result of increases in labor costs and technical supply costs for the nine months ended October 2, 2010, and short-term cost reduction measures imposed in the nine months ended September 26, 2009 that were not taken during the nine months ended October 2, 2010.

Selling, general and administrative

Selling, general and administrative expenses for the nine months ended October 2, 2010 increased $20.6 million, or 37%, to $76.7 million, from $56.1 million for the nine months ended September 26, 2009. The increase was primarily a result of increases in labor costs, labor related costs and legal expenses.

Settlement of lawsuit

During the nine months ended September 26, 2009 we recorded a settlement for a derivative lawsuit of $2.95 million. We recorded no lawsuit settlements in the nine months ended October 2, 2010.

Other (expense) income, net

For the nine months ended October 2, 2010, we recorded net other expense of $0.3 million, a decrease from the net other income of $0.3 million recorded for the nine months ended September 26, 2009. The change from the prior year was primarily a result of changes in foreign currency rates.

Income tax expense (benefit)

During the nine months ended October 2, 2010 and September 26, 2009, we recorded a net income tax benefit of $69.9 million and $0.1 million, respectively. For the nine months ended October 2, 2010, the benefit primarily resulted from the $71.4 million release of the valuation allowance which was recorded against the deferred tax assets and the release of certain liabilities due to the expiration of the statute of limitations. This benefit was offset by the U.S. federal tax expense because of the “with-and-without” approach for excess share-based deductions recognized in the net operating loss. For the nine months ended September 26, 2009, the tax benefit was primarily attributable to the release of a contingent tax liability related to an uncertain tax position for which the tax assessment’s statute of limitations expired. The release of this reserve was netted against a provision for state tax and Costa Rican tax liability.

Liquidity and Capital Resources

Liquidity

As of October 2, 2010 our cash, cash equivalents and short-term marketable securities increased $33.3 million, or 22%, to $187.2 million, from $153.9 million as of December 31, 2009.

At October 2, 2010, our net accounts receivable balance increased $53.7 million, or 61%, to $141.8 million, from $88.1 million at December 31, 2009. This increase was primarily a result of an increase in customer sales and shipments. Our days sales outstanding were 54 days as of October 2, 2010 compared to 49 days as of December 31, 2009.

At October 2, 2010, our net inventory balance increased $13.3 million, or 15%, to $103.3 million, from $90.0 million at December 31, 2009. Inventory turns calculated using ending inventory were 5.4 as of October 2, 2010 compared to 5.0 as of December 31, 2009.

At October 2, 2010, our net property, plant and equipment increased $33.9 million, or 12%, to $309.9 million, from $276.0 million at December 31, 2009. The change in property, plant, and equipment was primarily a result of capital expenditures of $63.0 million during the nine months ended October 2, 2010 which includes the timing effects of payments of capital expenditures in prepaid expenses and accounts payable of $7.1 million. This amount was offset by depreciation of $35.9 million. The capital expenditures made during the nine months ended October 2, 2010 were primarily for capacity expansion and equipment to support new products and technologies.

At October 2, 2010, our deferred tax assets increased $71.4 million or 100% of which $40.8 million was classified as current and $30.6 million was classified as noncurrent. This increase was related to the valuation allowance release.

At October 2, 2010, our accounts payable and accrued expenses increased $43.8 million, or 53%, to $126.5 million, from $82.7 million at December 31, 2009. The increase was consistent with our increase in material purchases due to higher production levels.

Sources of Liquidity

Our current cash, cash equivalent and short-term investment balances together with cash anticipated to be generated from operations and the balance available on our $200 million syndicated credit facility constitute our principal sources of liquidity. We believe these will satisfy our projected expenditures through the next 12 months. The principal risks to these sources of liquidity are lower than expected earnings or capital expenditures in excess of our expectations, in which case we may be required to finance any shortfall through additional equity offerings, debt financings or credit facilities. We may not be able to obtain additional financing or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

There have been no material changes in the disclosure related to our contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Off Balance Sheet Arrangements

As of October 2, 2010, we did not have any off balance sheet arrangements as defined in Regulation S-K Item 303 (a)(4). We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investments in cash equivalents are classified as available-for-sale securities and consist of highly rated, short-term investments, such as money market funds, in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. The following table shows the fair values of our investments as of October 2, 2010 (in millions):

	Cost	Fair Value
Cash and cash equivalents (including unrealized gain of less than $0.1)	$143.0	$143.0
Short-term available-for-sale investments (including net unrealized gains of less than $0.1)	$44.1	$44.1

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

Avago filed an answer and counterclaims on September 17, 2009 denying the patent infringement allegations made by us in our complaint, and asserting that our products infringed upon ten of Avago’s U.S. patents. The patents asserted by Avago are: 6,262,637, 6,377,137, 6,841,922, 6,864,619, 6,909,340, 6,933,807, 7,268,436, 7,365,619, 6,051,907 and 6,812,619. Avago’s counterclaim asserts that our alleged infringement is willful and seeks unspecified compensatory and enhanced damages and injunctive relief. On October 16, 2009, we filed an answer and counterclaims denying Avago’s patent infringement allegations, and asserting antitrust claims under Section 7 of the Clayton Act and Section 2 of the Sherman Act. As stated in the counterclaim, the antitrust claims relate to Avago’s anticompetitive conduct through its acquisition of the BAW business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On March 5, 2010, Avago filed an amended answer and counterclaims asserting violation of the California Uniform Trade Secret Act and, per the court’s order, we simultaneously filed an amended complaint, answer and counter-claim. Avago’s trade secret allegations relate to Infineon information included in Avago’s acquisition of Infineon’s BAW division and our employment of two former Infineon employees. On April 5, 2010, we filed an answer to Avago’s amended answer and counterclaims, in which we denied Avago’s allegations regarding violation of the California Uniform Trade Secret Act. Following further motion practice, on August 4, 2010, we filed our First Amended Complaint and on August 26, 2010. Avago filed its answer and counterclaims expanding its patent and trade secret claims to include copyright infringement. On September 16, 2010, we submitted our answer, in which we denied Avago’s allegations.

Item 1A.	Risk Factors

There have been no material changes to our market risk exposures from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K for the year ended December 21, 2009. For a discussion on our exposure to market risk, refer to Item 1A, Risk Factors, contained in our 2009 Annual Report on Form 10-K as filed with the SEC on February 26, 2010.

Item 6.	Exhibits

10.1	Credit Agreement, dated September 30, 2010 by and between TriQuint Semiconductor, Inc and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.

Dated: November 10, 2010	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: November 10, 2010	By:	/s/ STEVE BUHALY
Steve Buhaly
Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Credit Agreement, dated September 30, 2010 by and between TriQuint Semiconductor, Inc and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.