Form 10-K
period 2010-12-31
TRIQUINT SEMICONDUCTOR INC
filed 2011-02-24
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on July 3, 2010, the last day of the Registrant’s second fiscal quarter, reported on the NASDAQ Stock Market, was approximately $715,998,936. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the Registrant’s outstanding common stock have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity securities.
As of February 22, 2011, there were 162,699,088 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2011annual meeting of stockholders, which is scheduled to be held on May 13, 2011. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s year ended December 31, 2010.

Important Notice to Stockholders:
This Annual Report on Form 10-K contains both historical information and forward-looking statements about TriQuint Semiconductor, Inc. (collectively with its wholly owned subsidiaries, “TriQuint,” “we,” “us,” “our” or “our company”). In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “estimates,” “expects,” “feels,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “reasonably,” “should,” “could,” “thinks,” “will” or the negative of these terms or other comparable terminology. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results, including, those related to our product strategy; demand in the mobile devices, networks, and defense and aerospace markets; our product offerings and outlook for each of our markets; our growth in mobile devices market share; potential customer concentration risks; changes in our critical accounting estimates; our ability to enter into new defense and aerospace contracts; our competitive advantages in design and process; our ability to manufacture and sell in international markets; our plans for our manufacturing facilities; losses that may be incurred in litigation; risks associated with manufacturing yields and our ability to improve yields, costs and subcontractor services; risks associated with our production outside of the U.S.; our reliance on certain suppliers; our expectations regarding the selling prices for our products and the prices of our suppliers' products; our expectations regarding our competitors and pricing levels; our goal to reduce costs and improve performance value for our products; risks associated with intellectual property, including protecting our interests and against infringing on others’; our ability to improve our products and processes and develop new products; the impact of environmental regulations on our business; risks associated with our unfilled orders; our ability to meet revenue guidance and penetrate our markets; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; capital expenditures; and other risks and uncertainties. Factors that could cause or contribute to these differences include, the risks discussed in Part I of this report entitled “Risk Factors.” These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Please see Item 1A, “Risk Factors,” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.
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

TRIQUINT SEMICONDUCTOR, INC.

PART I

Item 1.    Business

Overview
TriQuint provides innovative radio frequency ("RF") solutions and foundry services for devices and networks that carry voice, data and video. With manufacturing and design centers throughout the world, TriQuint is focused on innovating for the future.
TriQuint designs, develops and manufactures advanced high-performance RF solutions with gallium arsenide ("GaAs"), gallium nitride ("GaN"), surface acoustic wave ("SAW"), temperature compensated surface acoustic wave ("TC-SAW"), and bulk acoustic wave ("BAW") technologies for customers worldwide. We serve growing markets and a diverse customer base of manufacturers building connected mobile devices, third generation ("3G") / fourth generation ("4G") cellular base stations, triple-play cable solutions, fiber optic networks, wireless local area networks ("WLAN"), worldwide interoperability for microwave access ("WiMAX") / long term evolution ("LTE"), global positioning systems ("GPS"), and defense and aerospace applications. TriQuint is a technology leader in GaAs and GaN foundry processes and offers comprehensive support services. In 2010, TriQuint celebrated 25 years of delivering innovative RF solutions built using a large in-house technology portfolio, enabling quicker design turns, higher performance, and a smaller bill of materials for our customers.
Over the past five years, we have invested heavily in our business, utilizing vertical integration to lower cost, improve performance, and reliability, and create smaller form factors for our customers. We integrate our sizable design and production capabilities to focus on the needs of RF applications as a foundation to serve our primary end markets. This strategy allows us to offer cost-saving advantages and high-quality products to companies worldwide. In the United States ("U.S."), we have design and manufacturing facilities in Oregon, Texas and Florida, with additional design facilities in Massachusetts, California and North Carolina, as well as sales support offices in various locations. Outside the U.S., we have production and assembly facilities in Costa Rica and the Philippines and design facilities in Germany. In addition, we have application sales support offices in China, Finland, France, Germany, Israel, Japan, Korea, Malaysia, Sweden, Taiwan and the United Kingdom. We own and operate our own wafer fabrication, foundry and product test and assembly facilities. We also lease one facility in the Philippines and use subcontractors for a significant portion of our test and assembly processes. We use our proprietary processes in these facilities to produce high-performance RF products in high volumes, and believe that control of these manufacturing processes enables us to be a reliable source of supply with increased opportunities to enhance quality, reliability and manufacturing efficiency. In addition, control of our manufacturing process and our combined research and design capabilities assist us in developing new processes and products while increasing our ability to be responsive to customer requirements.
We were incorporated in California in 1981 and reincorporated in Delaware on February 12, 1997. Our principal executive offices are located at 2300 NE Brookwood Parkway, Hillsboro, Oregon 97124 and our telephone number at that location is (503) 615-9000. Information about our company is also available at our website, www.triquint.com, which includes links, free of charge, to reports and amendments to those reports we have filed with the Securities and Exchange Commission (“SEC”). The contents of our website are not incorporated by reference in this Annual Report on Form 10-K. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports can also be accessed at the SEC website, www.sec.gov.
Industry Background
Ever growing demand for always-on connectivity affects the entire wired and wireless communications ecosystem. Today's mobile phones are sophisticated and support voice, data, video, location services and wireless connectivity options. The cellular and wireless fidelity ("WiFi") radio in mobile devices is leveraged to provide connectivity in a range of mobile devices where the preferred radio front-end architecture is highly integrated modules. TriQuint was a pioneer of the integrated module. These highly-integrated modules are now finding use within new data centric devices, such as data cards for laptops and tablets, and a whole new genre of infotainment appliances, such as e-readers, gaming and navigation devices.

To support these feature-rich mobile devices, network operators are expanding capacity, re-architecting infrastructure design, increasing 3G base station deployments, accelerating 4G planning and upgrading backhaul capacity through microwave point-to-point radio and optical network links. Additionally, the cable industry is undergoing an upgrade to the data over cable service interface specification ("DOCSIS")® 3.0 standard, which will enable more downstream and upstream data convergence at higher speeds. These systems, sometimes referred to as triple-play, enable additional services such as video on demand and many high-definition television ("HDTV") channels. The RF content in the devices and networks is increasing. TriQuint offers a broad product portfolio that serves these growing markets including packaged radio amplifiers and standard-setting optical modulator drivers.

Defense and aerospace markets rely on dependable microwave monolithic integrated circuits ("MMICs") in die-level and packaged forms, as well as SAW and BAW filters. Today's global defense and aerospace industry looks for commercial off-the-shelf ("COTS") convenience, balanced against the rigorous performance standards that typify microwave products for advanced communications, radar and national security usage. Defense and aerospace applications require extreme precision, reliability and durability. TriQuint products include high power amplifiers, low noise amplifiers, switches, fixed frequency and voltage controlled oscillators, filters and attenuators for use in a variety of advanced systems, such as phased array radar, guidance, missiles, electronic warfare and counter measures, and space communications systems.
To address market demand for higher levels of performance, electronic communications systems manufacturers have relied heavily on advances in high-performance components and modules such as those we produce. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. Similarly, GaN advancements by TriQuint have shown that even greater densities (more power generated per square millimeter) at higher efficiencies (lower power consumption) can be achieved using this new technology. GaN devices now in production can be smaller than GaAs-based products and operate at even wider bandwidths, making GaN ideal as a high-frequency/high-power RF solution. The performance requirements of certain critical system functions generally cannot be achieved practically using silicon-based semiconductors, filters, resonators and oscillators based on traditional technologies. As a result, systems manufacturers continue to seek components and modules that can overcome these performance limitations. GaAs and GaN semiconductor technologies are generally better alternatives to silicon solutions in almost all high-performance RF, microwave and millimeter wave applications. The higher electron mobility of GaAs and GaN enables the integrated circuits to operate at higher speeds or power than silicon devices with lower current consumption. Lower current consumption is important in both mobile devices and base stations, and dramatically increases operational time in mobile devices and lowers electricity cost and overall operating expense in base stations. In addition, SAW and BAW technologies offer a number of advantages over traditional filter technologies, including precise frequency control and selectivity, reduced size and weight, high reliability, environmental stability and the ability to pass RF signals with minimal distortion. In general, SAW technology has a cost/performance advantage from low frequencies to approximately 2.5 gigahertz. BAW technology has a cost/performance advantage from approximately 2.5 to 10 gigahertz.
TriQuint Mission and Strategy
Our mission is to deliver RF solutions that improve the performance and lower the cost of our customers' applications. Our strategies to achieve this mission are to drive integration and innovation, ensure we serve a complimentary and diverse set of markets, and achieve scale through targeted growth.
Over the past five years we have invested in research and development ("R&D"), capacity expansion and hiring the best and brightest talent. These tactics are enabling us to serve an array of growing markets with a diversified product portfolio within the communications and defense industries.
Total RF solution
In the mobile device market, we utilize our in-house technology to create products that offer a complete RF solution regardless of band or frequency. We are strategically focused on the complete RF solution that includes highly specialized filters called duplexers, GaAs-based power amplifiers, and switches. All three elements, filtering, amplification, and switching, comprise the major components to any RF front-end.
Simplify RF connectivity
Our networks strategy is “Simplifying RF Connectivity” by offering highly integrated products, packaged performance and superior customer support. We utilize in-house technology to integrate products. We offer a variety of packaging options to meet the performance needs of our customers and support through various online resources, an expanded product selection guide, a growing international team of applications engineers and a highly trained external sales and distribution force.
Technology leadership and relationships
Our defense and aerospace business enjoys long-standing institutional relationships with key military subcontractors to the U.S. government. We are leveraging our module expertise to transition key solutions to packaged products and devices. We believe our heavy emphasis on R&D in the defense and aerospace markets enables new technology development in GaN.
Additionally, we expect new contracts such as the Air Force Research Laboratory Title III manufacturing award will lead to further infrastructure improvements and enhanced factory capabilities.

Diversification of business
We offer a broad range of standard and customer-specific products, as well as manufacturing, design and foundry services, which address numerous end-user applications in a variety of synergistic communications markets. We provide a balanced portfolio of products and services, ranging from foundry services to die level products, MMICs, packaged components and integrated modules. Our primary markets are mobile devices, networks and defense and aerospace. Our products are designed on various wafer substrates using a variety of technologies.
Partnering with industry leaders
We plan to continue establishing and maintaining close working relationships with industry leaders in our target markets. We also intend to maintain existing, and establish new, strategic relationships with companies that provide access to new technologies, products and markets. These relationships are critical to providing us with insights into future customer requirements, which facilitates the timely development of new products and services to meet the changing needs of the marketplace.
Markets and Applications
We focus on three end markets in the electronic communications system industry: mobile devices, networks and defense and aerospace.
Mobile Devices
The demand for mobile devices has evolved over the past several years as a result of increased demand for enhanced voice and data communication capabilities. Users want mobile devices to provide signal quality similar to wired communication systems, to be smaller and lighter, to accommodate longer talk time and standby time and to contain complex functionality such as digital cameras, video recorders, music players, GPS, Bluetooth®, internet access, mobile television and other video standards. The most significant trend today in the mobile devices market is the introduction and growth of smartphones. A smartphone contains application processing capability that allows the device to be a platform for a wide variety of software applications, including e-mail, calendar, location-based services, web-based services, music, travel aids, games and range-finders for golf applications. Smartphones typically have separate power amplifiers and RF circuitry for voice and data. Additionally, they typically have more than one RF line-up for multiple bands enabling multi-region access and coverage – i.e. a smartphone can be a world phone. The increased number of RF line-ups has increased our dollar content in a smartphone by five to six times compared to a traditional voice phone. The increase in wireless communication traffic has resulted in congestion of the assigned frequency bands, creating capacity issues for network operators. As a consequence, wireless communications standards are evolving to more efficiently utilize the available spectrum. Demand has increased for mobile devices that work across multiple standards and frequency bands. Mobile devices of this complexity provide new technical challenges that our products are well suited to address, and we believe our mobile device strategy will be able to meet the needs of this evolving market.
Our mobile devices revenue derives from sales of electronic components for mobile phones, including transmit modules, RF filters, power amplifiers (“PAs”) and power amplifier modules (“PAMs”), duplexers, other RF devices and integrated products. We sell these products to mobile device manufacturers worldwide. Historically, the demand for RF components and modules has been driven by the increasing usage of mobile devices worldwide and the increasing complexity of those mobile devices, which utilize features such as multiband radios and global positioning systems. Worldwide, the total number of handset subscribers continues to grow, with China and India growing at the fastest rates. Our growing product portfolio addresses the needs of 3G mobile communication with a complete selection of wideband code division multiple access ("WCDMA") enhanced data rates for GSM evolution ("EDGE") modules.
GaAs material and device design can provide key performance advantages over silicon, such as higher frequency operation, improved signal reception and transmission, better signal processing in congested bands and greater power efficiency for longer battery life, all important attributes of the mobile phone experience. These performance advantages are also important in new mobile device applications and we believe our use of GaAs wafer substrates and a variety of technologies provides us with the ability to satisfy market demands for those products performance features. Further, our access to varied process technologies enables us to combine them in applications to optimize both product performance and cost.
Historically, we have experienced seasonal fluctuations in our sales of mobile device components. Our revenues are generally the strongest in the third and fourth quarters in response to the holiday selling season, and weakest in the first quarter of each year. This seasonality was apparent in the first half of 2010. During 2010 as a whole, we had many design wins, placing our products in over 100 phone models.
Our revenues from mobile device products accounted for approximately 66% of our total revenues in 2010, compared to 67% of revenues in 2009 and 63% of revenues in 2008.
Networks
Our networks market includes products that support the transfer of voice, data and video across wireless or wired infrastructure. Our networks strategy is “Simplifying RF Connectivity” through integration, packaged performance and unmatched customer support. Our products for this market are divided into three main categories:

•
Transport, which includes wireless and wired broadband applications such as point-to-point microwave radio, cable television (“CATV”) / fiber to the home (“FTTH”), optical transport networks at 10, 40 and 100 Gigabits per second ("Gb/s"), and satellite ground terminals for enterprise and consumer communication applications;

•	Radio Access, which is dominated by products for 3G, 4G or LTE, and multi-carrier, multi-standard base stations; and

•
Innovative RF solutions for emerging markets, such as automotive radar and telematics, radio-frequency identification ("RFID"), advanced metering infrastructure ("AMI") and 4G/WLAN radio co-existence filtering.

Our acquisition of TriAccess Technologies Inc. (“TA”) in 2009 enabled us to increase our participation in the growing CATV and FTTH markets. TriQuint is now positioned to offer signal amplification and filtering products for the entire network, including headend, infrastructure, and home. Continued growth in this market is being driven by the conversion to digital programming in a number of areas (including the U.S., Europe and China), and the rise of 'triple play' (video-internet-voice) services by service providers. New networks and network upgrades are being driven by incumbent cable operators competing with telecom providers entering the market.

We continue to see growing demand for our point-to-point radio products and 10 and 40G optical products. Data demands from WCDMA and LTE devices are driving the development of higher capacity radios that are used to provide backhaul for many base stations. The confluence of this data traffic similarly requires higher capacity optical transport for long-haul and metro networks.

Base stations are critical to the mobile infrastructure, because they link the user to the network and help to determine the user experience. In addition to the demand for additional data capacity, or bandwidth, base station development is being driven by the need to serve multiple standards and frequencies with the fewest hardware platforms. Increasingly, these platforms must be "green" in order to minimize the operator's operating expenses and reduce the carbon footprint. In addition to reducing operating expenses, base station original equipment manufacturers ("OEMs") face continuing competitive pressure to reduce the cost of the equipment in order to minimize the capital expenditures of the service providers. The growing popularity of smartphones and other mobile devices that consume data is expected to fuel continued base station market growth in 2011 and beyond. In developing regions of the globe, the base station equipment being deployed has a migration path to provide 3G and LTE services when the region demands it.
In 2010, our emerging markets team took advantage of the introduction and growth of hotspots and handsets with 4G and WiFi connectivity. The close proximity of 4G and WiFi frequency bands requires extremely tight filtering to avoid signal interference. Our BAW filter technology serves this need, and TriQuint was one of the only suppliers able to supply these products in 2010 - selling more than 14-million BAW filters.
Our revenues from networks products accounted for approximately 24% of our total revenues in 2010, compared to 21% in 2009 and 26% in 2008.
Defense and Aerospace
Our largest customers in the defense and aerospace market are military contractors serving the U.S. government. These prime contractors and subcontractors use our products for phased-array radar to identify, track and target aircraft and threats of unknown origin as well as in communications systems. The capability to track multiple targets simultaneously is one of the key enhancements found in the new generation of fighters such as the F-35 Lightning/Joint Strike Fighter (“JSF”). We are teamed with prime contractors in this program as well as retrofits of other tactical fighter jet programs. TriQuint microwave PAs provide the capability to transmit the power that is at the heart of phased array radar operation. These radars consist of large element arrays, each with their own PA. In addition to supplying components for airborne phased array radars, TriQuint is engaged with prime defense contractors in the development and production of radars for ship-board and ground-based applications. In the military communications field, we supply filters, amplifiers and other components for hand-held and satellite communications systems. TriQuint is using its packaging and module expertise to speed designs, facilitate multi-chip package evolution and deliver cost-effective solutions for all types of customer needs.

TriQuint is also directly engaged with the U.S. government, primarily through contracts with Defense Advanced Research Project Agency ("DARPA"), the Air Force Research Laboratory ("AFRL"), the Naval Research Laboratory ("NRL") and other Department of Defense ("DoD") funded programs, to develop high-power, wideband amplifiers in GaN and GaAs. GaN high electron mobility transistor (“HEMT”) devices provide the higher power density and efficiency required for high-power phased array radar, electronic warfare, missile seeker and communications systems. Through these programs and other on-going efforts, TriQuint is developing a reliable, reproducible and stable GaN process suitable for the DoD and commercial applications. In 2009, we were awarded a second DARPA contract also connected to GaN research and development. TriQuint was awarded a nitride electronic-generation technology ("NEXT") contract in 2009 to develop advanced GaN MMICs of a complex, higher-power nature. In 2010, TriQuint received a GaN manufacturing development (Title III) award for $17.5 million from the AFRL. Continuing interest in GaN devices has led to more business for our GaN foundry, and the introduction of new products in 2010. Other new GaN product introductions are expected in 2011 including high-power switches and amplifiers.
Our defense and aerospace business accounted for approximately 10% of our total revenues in 2010, compared to 12% in 2009 and 11% in 2008.
Products
We offer a broad array of filtering, switching and amplification products for RF, microwave, and millimeter-wave applications. We utilize specialized substrate materials and high-performance technologies such as pseudomorphic high electron mobility transistors ("pHEMT"), GaN HEMT, heterojunction bipolar transistors (“HBT”), metal-semiconductor field effect transistor (“MESFET”), SAW and BAW to design and manufacture products which are intended to lower the cost and/or improve the performance of our customers’ applications. We believe our products offer other key advantages, including steeper selectivity, improved linearity, lower distortion, higher power and power-added efficiency, reduced size and weight, and more precise frequency control, relative to competing devices. Our broad range of standard and customer-specific integrated circuits, components and modules, and SAW and BAW duplexers and filters, combined with our manufacturing and design services, allow customers to select the specific product solution that best fulfills their technical and time-to-market requirements.
Finally, we serve as a foundry, building GaAs and GaN wafers to our customers' specifications. Our services in this area include design consulting, wafer fabrication, test engineering, package engineering, assembly and test.
Mobile Devices
Our mobile device products include transmit modules, power amplifier modules, power amplifier-duplexer modules, duplexers, switches, integrated products and other advanced products to meet the changing needs of the global communications marketplace. We use our broad in-house technology portfolio to address the low noise, power efficient amplification, low loss switching and efficient and accurate frequency conversion requirements of system designers. Our products support 2G, 3G and 4G standards (global system for mobile communication ("GSM"), general packet radio service ("GPRS"), EDGE, code division multiple access ("CDMA"), evolution-data optimized ("EV-DO") WCDMA, high speed packet access ("HSPA"), WEDGE, WGPRS, LTE, WLAN and others) and can be found across this wide frequency spectrum. We believe our compact, highly integrated modules and components enable quicker design turns, higher performance, lower part count and reduced overall solution costs.

Networks
Our networks division addresses three primary markets focused on transport, radio access, and emerging markets.
Transport is an umbrella term we use for products, standards and technology used to support higher data rates across wireless or wired networks. This includes applications such as point-to-point radio, cable or CATV, optical networking and non-military satellite based communication. TriQuint's product portfolio includes power amplifiers for point-to-point radio and very small aperture terminal ("VSAT") and high-voltage modulator drivers for 10, 40, and 100G optical systems. For CATV and FTTH applications, TriQuint's products comprise a wide range of performance leading and differentiated amplifiers for headend, infrastructure, and home networks.
Radio access includes our products used in all cellular standards of base stations (“BTS”) and repeaters. Our radio access products include a wide range of low noise and medium power amplifiers, RF and intermediate frequency ("IF") filters, digitally-controlled attenuators, converters, mixers, and customized multi-chip modules.
TriQuint is developing a new family of high-power transistors for the base station called TriPower™. In 3G and 4G base stations, TriPower devices offer a significant improvement in amplifier efficiency while providing high linearity. For the BTS OEM and the mobile service provider, TriPower devices generate less heat and allow size, weight, and cost reduction. We believe TriPower will help BTS OEMs replace industry-standard ground-based amplifier configuration with tower-top amplifiers and remote radio heads.
Our emerging markets and “other” products include products which do not fit into our mobile device or defense and aerospace markets, or into the transport or radio access segments of our networks market. These include automotive, RFID, advanced metering infrastructure ("AMI"), coexistence filtering and standard products that serve multiple markets. These products enable the emerging trend toward "connectivity convergence" as well as enabling frequency coexistence and compatibility, which are increasingly important as more broadband data fills already crowded wireless frequencies. This next-generation trend leads to new designs that leverage multiple technologies and embrace multiple wireless standards to provide end-users with new wideband internet connections.
We utilize our extensive process and assembly technologies to integrate RF functionality both at the die and module levels, which are optimized to application specific transceivers. Packaged devices ease assembly for our customers' high-frequency products and make our portfolio more accessible to manufacturers. We use our extensive network of representative and distribution channels as well as our expanded product selection guide to provide greater and easier access to our portfolio. In addition, our global team of application engineers assists customers with design and production needs.
Defense and Aerospace
Our defense and aerospace devices, including packaged products, die-level integrated circuits ("ICs"), MMICs, and increasingly multi-chip modules, are used in many diverse communications and phased array radar programs. These programs include major ship-based, airborne and battlefield systems as well as sat-com, electronic warfare and guidance applications. Our products are used in large scale programs with long lead-times. Once a component has been designed into an end-use product for a military application, the same component is generally used during the entire production life of the end-use product.
We are accredited by the DoD’s Trusted Access Program Office for fabrication of integrated circuits as a Category 1A ‘Trusted Foundry.’ Accreditation is an assurance that TriQuint processes and procedures meet stringent quality and security controls, which can permit increased levels of high security / classified application specific integrated circuit (“ASIC”) foundry business. Through accreditation, TriQuint joins a small group of GaAs suppliers certified by the DoD as able to fabricate and deliver devices for applications using standards approved and monitored by the Defense Microelectonic IC Activity Office.
Our products play a critical role in identifying and neutralizing threats against defense forces around the globe. We are actively engaged with existing customers while seeking greater emerging application opportunities. For example: our airborne radar experience with F-22 and F-18 systems has led to ongoing work in the multi-national JSF program as well as one of the newest anti-missile phased array radar systems. In addition, we expect our products to be used in retrofits that upgrade the radars and other systems for the existing F-15 and F-16 fleets. Our leadership is evidenced through selection by many agencies for high-frequency / high-reliability research and development, including awards by DARPA for Phase III of the wide bandgap semiconductor WBGS program and the NEXT program. The WBGS Phase III program focuses on near-term GaN advancements while NEXT explores advanced and promising new GaN technology. In November 2010, TriQuint was awarded a manufacturing contract from the AFRL (Title III).

Design and Process Technology
In order to rapidly develop and cost-effectively introduce new products that address the needs of our customers, we have made substantial investments in building our RF technology capabilities. We have developed an extensive library of component cells and associated software tools and databases that we use to facilitate the design of our integrated circuits. We have also developed a variety of processes and techniques to fully utilize the component cell library, including additional work on the material. The advancement of our products is dependent on our ability to quickly and accurately produce the proper material structure to meet the targeted end device performance. We have also developed and documented process and design rules which allow customers to design proprietary integrated circuits themselves.
Our manufacturing strategy is to use high-volume process technologies when possible that enable us to provide cost-effective, stable, uniform and repeatable solutions for our customers. We achieve this by developing process modules, which, when combined together, allow for the rapid development of new processes. As a result, we are able to enjoy the cost advantages associated with standard high-volume semiconductor manufacturing practices. The core process technology in our Hillsboro, Oregon wafer fabrication operation employs both implanted and epitaxial structures, 4 micron metal pitch, typically 0.5 or greater micron geometries, involves 10 to 21 mask steps, and is scalable. The recent addition of an optical process for 0.25 and 0.13 micron gates gives a significant advantage in cost, with a small degradation in performance, over the typical e-beam process required to achieve those types of gate structures. In the past year, a bipolar field effect transistor (“BiHEMT”) process has been qualified to allow for the monolithic integration of our full HBT and pHEMT capability on one chip. The process technology employed in our Texas wafer fabrication operation includes additional advanced performance production processes. In our Florida wafer fabrication operation, we use manufacturing techniques that are very similar to those for integrated circuits to produce our SAW devices. In our Texas wafer fabrication operations, we use manufacturing techniques that are very similar to those for integrated circuits to produce our BAW devices.
Customers
We have a broad customer base of leading systems manufacturers. Revenues from our sole customer representing 10% or more of total revenues for each period are as follows (as a percentage of total revenues):

	Year ended December 31,
	2010	2009	2008
Futaihua Industrial (Shenzhen) Co Ltd, a sister company of Foxconn	25%	20%	12%

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

Our sales to end customers outside the U.S. accounted for approximately 63%, 64% and 71% of revenues in 2010, 2009 and 2008, respectively. Sales to our customers outside the U.S. representing approximately 10% or more of total revenues for each period are as follows (as a percentage of revenues):

	Year ended December 31,
	2010	2009	2008
China	36%	34%	24%
Hong Kong	10%	11%	13%
Some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce.
Manufacturing
We currently have seven manufacturing centers located in Oregon, Texas, Florida, California, the Philippines and Costa Rica as follows:

•
A 260,000 square foot Hillsboro, Oregon facility located on 50 acres of land. This facility houses our 82,000 square foot wafer fabrication facility as well as executive, administrative, engineering, test and technical offices. The fabrication facility includes 30,000 square feet of space that is operated as a Class 10 clean room.

•
A 14,100 square foot, Bend, Oregon facility, of which approximately 4,600 is fabrication space. This facility was acquired as part of our TFR acquisition and is under an operating lease expiring in June 2011.

•
A 540,000 square foot Richardson, Texas facility on approximately 38 acres of land. The Richardson facility has 48,000 square feet of Class 1 clean room space; however, we currently operate the clean room as a Class 10 performance clean room.

•
A 93,700 square foot wafer fabrication, assembly and test facility located in Apopka, Florida on approximately 16 acres of land. The Apopka wafer fabrication facility includes 30,500 square feet of manufacturing space and 25,000 square feet of clean room, of which 4,500 square feet is a Class 10 clean room.

•
A 61,300 square foot assembly and test facility for the production of SAW filters in San Jose, Costa Rica on approximately 2 acres of land. The Costa Rican facility has over 19,000 square feet of clean room space. We use our Costa Rica facility to assemble, package, test and ship final product to customers. This facility is located in the Metro Free Trade Zone.

•
A 124,000 square foot facility located in San Jose, California. This facility was acquired as part of our purchase of WJ Communications, Inc. (“WJ”) and is under an operating lease expiring in March 2011. This facility will be replaced by a 51,500 square foot facility in San Jose, California. The new facility will be under an operating lease commencing in March 2011 and expiring in June 2020.

•	A 7,060 square foot facility located in Laguna Technopark, Philippines. This facility is under an operating lease that expires in July 2011.
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
We generally use outside vendors who perform both test and assembly services. The primary exception to this is a company owned filter test and assembly operation in Costa Rica.
Raw Materials and Sources of Supply
We generally maintain alternative sources for our principal raw materials to reduce the risk of supply interruptions or price increases. The raw materials for our integrated circuit, module and component manufacturing operations are available from several suppliers. For our GaAs integrated circuit manufacturing operations, we currently have multiple qualified wafer vendors and mask set vendors.
For our acoustic filter manufacturing operations, we use several raw materials, including wafers made from quartz, lithium niobate (“LiNbO3”) or lithium tantalite (“LiTaO3”), as well as ceramic or metal packages. Relatively few companies produce these wafers and metal and ceramic packages. Our most significant suppliers of ceramic surface mount packages are based in Japan. For our SAW operations, we also utilize multiple qualified wafer vendors and qualified mask set vendors.
The average selling prices of our mobile device products typically decrease 10-15% per year. We expect our suppliers to reduce their prices at a similar rate.
Marketing, Sales and Distribution
We sell our products through independent manufacturers’ representatives, independent distributors and our direct sales staff.
Backlog
As of December 31, 2010, we had unfulfilled orders, referred to as our backlog, of approximately $266.1 million compared to approximately $125.2 million as of December 31, 2009. We include in our backlog all purchase orders and contracts for products requested by the customer for delivery within approximately 12 months.
We do not have long-term agreements with any of our customers, except for certain defense and aerospace and contract based revenues. Customers generally purchase our products pursuant to cancelable short-term purchase orders. Our customers have canceled these purchase orders or rescheduled delivery dates in the past, and we expect that these events will also occur in the future.

Frequently, we ship products from inventory shortly after receipt of an order, referred to as “turns business,” and these orders may not be reflected in backlog. Accordingly, backlog as of any particular date may not be predictive of sales for any future period.
Research and Development
Our research and development efforts are directed toward developing enabling technologies for integrated circuits, acoustic filters and modules. We are focused on improvements to our existing products’ performance, development of new processes, reductions of manufacturing process costs, yield improvements and improvements in device packaging. We are continually designing new and improved products to maintain our competitive position. Although we have patented a number of aspects of our process technology, the market for our products is characterized by rapid changes in technologies. The success of new product introductions is dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable fabrication yields and market acceptance. The development of new products by us and the design into customers’ systems can take several years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs. As of December 31, 2010, approximately 392 of our employees were engaged in activities related to process and product research and development, and our research, development and engineering expenses in 2010, 2009 and 2008 were approximately $129.2 million, $109.4 million and $91.5 million, respectively, which were 15%, 17% and 16% of total revenues, respectively. We expect to continue to spend substantial funds on research and development.
Competition
The markets for our products are characterized by price competition, rapid technological change and short product life cycles. Due to the increasing requirements for lower cost, improved efficiency, reduced current consumption and smaller size, we expect to experience intense competition from existing competitors and potential new entrants that may develop a disruptive technology.
For our integrated modules, we compete primarily with the following competitors: Anadigics Inc., Avago, Inc., Eudyna, Inc., Raytheon Co., RF Micro Devices, Inc., Skyworks Solutions, Inc., Phonon Corp., RF Monolithics, Inc., TDK and EPCOS AG, Murata Manufacturing Co., Panasonic Corp. and others. Competition could also come from companies developing new alternative technologies, such as complementary metal-oxide-semiconductor ("CMOS") power amplifiers and switches.
Our prospective customers are typically systems designers and manufacturers that are considering the use of GaAs integrated circuits or SAW and BAW filters for their high-performance communications systems. Competition is primarily based on performance elements such as linearity and efficiency, as well as price, product quality and ability to deliver products in a timely fashion. Due to the proprietary nature of our products, competition occurs almost exclusively at the system design stage. As a result, a design win by our competitors or by us often limits further competition with respect to manufacturing a given design.
Intellectual Property Matters
We rely on a combination of patents, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We have patents granted and pending in the U.S. and elsewhere and intend to continue to apply for patents on our technology. We have approximately 215 patents that expire from 2011 to 2029. In addition to having our own patents and patent applications, we have acquired U.S. and foreign patents and patent applications in connection with corporate mergers and acquisitions.

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
Employees
As of December 31, 2010, we employed 2,777 people, including 2,014 in manufacturing and support related positions, 392 in process, product and development engineering, 196 in marketing and sales and 175 in general and administration functions. As of December 31, 2010, none of our employees were represented by a collective bargaining agreement, except for 49 employees in Germany. We consider our relations with employees to be good, and we have not experienced a work stoppage due to labor issues.

Item 1A.    Risk Factors
Risk Factors

Our operating results may fluctuate substantially, which may cause our stock price to fall.
Our quarterly and annual results of operations have varied in the past and may vary significantly in the future due to a number of factors including the following:

•	general economic conditions;

•	disruptions to the global credit and financial markets;

•	cancellation or delay of customer orders or shipments;

•	market acceptance of our products and those of our customers;

•	market acceptance of new/developing technologies that perform in a manner comparable to our products;

•	variability of the life cycles of our customers’ products;

•	variations in manufacturing capacity and yields, including additional costs or delays in increasing manufacturing capacity needed to support increasing customer demand;

•	changes in the mix of products we sell;

•	volatility in precious metal prices;

•	variations in operating expenses;

•	variations in product warranty claims;

•	impairments of our assets;

•	the long sales cycles associated with our products;

•	the timing and level of product and process development costs;

•	variations in raw material availability, quality and costs;

•	delays in new process qualification or delays in transferring processes;

•	the timing and level of nonrecurring engineering revenues and expenses relating to customer-specific products,

•	significant changes in our own inventory levels as well as our customers; and

•	litigation costs.
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
It is critical for companies such as ours to continually and quickly develop new products to meet the changing needs of these markets. If we fail to develop new products to meet our customers’ needs on a timely basis, we will not be able to effectively compete in these markets. Further, new products could be introduced by competitors that have competitive and technological advantages over our current products.
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
We typically have end customers who generate more than 10% of our revenues for a given period. For 2010, 2009 and 2008, Futaihua Industrial (Shenzhen) Co Ltd, a sister company of Foxconn, accounted for more than 10% of our revenues. Any significant loss of, or a significant reduction in purchases by, this or other significant customers could have an adverse affect on our financial condition and results of operations.
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
If we underutilize our manufacturing facilities our operating results could be harmed.
Because portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed. During periods of decreased demand, we have underutilized our manufacturing lines. This excess capacity means we incur increased fixed costs in our products relative to the revenues we generate, which has an adverse effect on our results of operations, particularly during economic downturns. If we are unable to improve utilization levels at these facilities during those times and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations.

If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs in the short-term and our operating results would be harmed. In addition, lead times required by our customers are shrinking which reduces our ability to forecast revenues and adjust our costs in the short-term.
In some areas of our business, particularly in mobile devices, we have customers who ship their products in very large unit volumes. If we do not correctly manage capacity we may be unable to support our customers when their production volume increases and therefore, we may be considered to be an unreliable supplier and our customers may seek alternate suppliers for products that we may have anticipated producing over an extended period of time and in large quantities, which could adversely affect our results of operations. In addition, if we experience delays in completing designs, fail to obtain development contracts from customers whose products are successful, or fail to have our product designed into the next generation product of existing volume production customers, our revenues could be harmed.
We face risks of a loss of revenues if contracts with the U.S. government or defense and aerospace contractors are canceled or delayed.
We receive a portion of our revenues from the U.S. government or from prime contractors on U.S. government sponsored programs, principally for defense and aerospace applications. These defense and aerospace programs with the U.S. government generally have long lead times, such as the DARPA contract to develop high power, wide band amplifiers in GaN and the F-35 Lightning JSF aircraft programs. These defense and aerospace programs are also subject to delays or cancellation. Further, spending on defense and aerospace contracts can vary significantly depending on funding from the U.S. government. We believe our government and defense and aerospace contracts in the recent past have been negatively affected by defense and aerospace operations such as the war in Iraq, as the government has allocated more funding to the war and less on new development and long-term programs, such as the ones in which we participate. Reductions in defense and aerospace funding or the loss of a significant defense and aerospace program or contract would have a material adverse effect on our operating results.
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
We have a SAW manufacturing and assembly facility located in Apopka, Florida and assembly facilities in San Jose, Costa Rica and the Philippines. Hurricanes, tropical storms, flooding, tornadoes, and other natural disasters are common events for Florida, Asia and Central America that could affect our operations in these areas. Other natural disasters such as earthquakes, volcanic eruptions, tornadoes and flooding could also affect our facilities in California, Oregon and Texas. The following table indicates the approximate exposure we believe we have with respect to natural disasters:

Location	Type of Disaster	Approximate Percent of Total*
		Fixed Assets
Apopka, Florida	H	14%
Bend, Oregon	E, V	—%
Dallas, Texas	H	44%
Hillsboro, Oregon	E, V	31%
San Jose, Costa Rica	E, V, H	8%
San Jose, California	E	1%
Laguna Technopark, Philippines	V, H	—%
______________
 E—Earthquake/mudslide
V—Volcanic eruption
H—Hurricane, tornado, typhoon, and/or flooding

*Figures are based on net fixed assets as of December 31, 2010.
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
Various countries require companies selling a broad range of electrical equipment to conform to regulations such as WEEE and RoHS. New environmental standards such as these could require us to redesign our products in order to comply with the standards, and require the development of compliance administration systems. For example, RoHS requires that certain substances be removed from all electronic components. We have already invested significant resources into developing compliance tracking systems, and further investments may be required. Additionally, we may incur significant costs to redesign our products and to develop compliance administration systems; however, alternative designs may have an adverse effect on our gross profit margin. If we cannot develop compliant products timely or properly administer our compliance programs, our revenues may also decline due to lower sales, which would adversely affect our operating results. Further, if we were found to be non-compliant with any rule or regulation, we could be subject to fines, penalties and/or restrictions imposed by government agencies that could adversely affect our operating results.
If we fail to manage our growth effectively or to successfully integrate any future acquisition, our business could be harmed.
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
We rely on a combination of patents, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We cannot be certain that patents will be issued from any of our pending applications or that patents will be issued in all countries where our products can be sold. Further, we cannot be certain that any claims allowed from pending applications will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, may not protect our products or intellectual property rights to the same extent as do U.S. laws, increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.
We may need to engage in legal actions to enforce our intellectual property rights, which could require the expenditure of a significant amount of resources and the attention and efforts of our management and technical personnel. Accordingly, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Such litigation has occurred in the past and could occur again in the future. See, for example, Item 3, Legal Proceedings, regarding the complaint and counterclaims we filed against Avago Technologies Limited, Avago Technologies U.S., and Avago Technologies Wireless IP (collectively, “Avago”). Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could have a material adverse effect on our business. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties and prevent us from manufacturing and selling our products. Any of these situations could have a material adverse effect on our business.
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
We may be unsuccessful in developing non-infringing products or negotiating licenses upon reasonable terms, as the case may be, which could harm our results of operations. Further, if any third party makes a successful claim against our customers or us and a license is not made available to us on commercially reasonable terms, our business could be harmed.
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

A number of our employees and operations are located in countries other than the U.S. We also employ contractors in other countries to perform certain packaging and test operations for us. The laws and operating conditions of these countries may differ substantially from that of the U.S. As a result of having a significant amount of sales outside of the U.S., we face inherent risks from these operations, including:

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
We are subject to income taxes in both the U.S. and various foreign jurisdictions. Our effective tax rate is subject to fluctuations because the income tax rates for each year are a function of the following factors, among others:

•	the mix of profits or losses earned by us and our subsidiaries in numerous foreign tax jurisdictions with a broad range of income tax rates;

•	changes in contingency related taxes, interest or penalties resulting from internal and governmental tax reviews and audits;

•	tax holidays; and

•	changes in tax laws or the interpretation of such laws, specifically related to transfer pricing, permanent establishment and other intercompany transactions.
Changes in the mix of these and other items may cause our effective tax rate to fluctuate between periods, which could have an adverse effect on our financial position.
We face risks from changes in tax regulations and a change in our Costa Rican subsidiary’s favorable tax status would have an adverse impact on our operating results.
We are subject to taxation in many different countries and localities worldwide. In some jurisdictions, we have employed specific business strategies to minimize our tax exposure. To the extent the tax laws and regulations in these various countries and localities could change, our tax liability in general could increase or our tax saving strategies could be threatened. Such changes could have an adverse effect on our operations and financial results. For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 100% exemption from Costa Rican income taxes for 2010, resulting from a new 100% tax holiday which replaced our 50% tax holiday in March 2009. The new 100% income tax exemption is expected to be effective through March 2017. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones, and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary by the Costa Rican government would have a negative effect on our net income.
In addition, the U.S. Internal Revenue Service and several foreign tax authorities could assert additional taxes associated with our foreign subsidiaries’ activities.
Our stock is subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.
The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of $13.11 to a low of $5.82 for the 52 weeks ended December 31, 2010. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly. Further, high stock price volatility could result in higher stock-based compensation expense.
A default under our line of credit could adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures, and prevent us from fulfilling our financial obligations.
Our line of credit contains numerous covenants that restrict our ability to create, incur or assume liens and indebtedness, make certain investments and dispositions, change the nature of the business, and merge with other entities without permission. Other covenants are financial in nature, including leverage and liquidity ratios. A breach of any of these covenants could result in a default under the applicable agreement or indenture. If a default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.
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

•
In addition, Delaware General Corporation Law restricts business combinations with some stockholders once the stockholder acquires 15% or more of our common stock. The Delaware statute makes it harder for our company to be acquired without the consent of our board of directors and management.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Location	Purpose	Approximate Building Size in Square Feet	Approximate Land in Acres	Leased or Owned
Hillsboro, Oregon	Headquarters, administration, test, technical, wafer fabrication and engineering	260,000	50	Owned
Richardson, Texas	Wafer fabrication, engineering, administration, test and technical	540,000	38	Owned
San Jose, California	Engineering, test and technical(1)	124,000	—	Leased
Apopka, Florida	Wafer fabrication, engineering, administration, test and technical	93,700	16	Owned
San Jose, Costa Rica	Test, assembly and administration	61,300	2	Owned
Bend, Oregon	Wafer fabrication, engineering, administration, test and technical	14,100	—	Leased
Laguna Technopark, Philippines	Administration, test and assembly	6,000	—	Leased
Santa Rosa, California	Engineering, administration and test	10,000	—	Leased
Munich, Germany	Engineering and marketing	21,054	—	Leased
Taipei, Taiwan	Engineering and marketing	11,000	—	Leased
Seoul, Korea	Engineering and marketing	6,680	—	Leased
Chelmsford, Massachusetts	Engineering	14,100	—	Leased
High Point, North Carolina	Engineering	7,241	—	Leased
Various field offices each less than 1,000 sq ft
(1) The lease for the San Jose, California facility expires in March 2011 and will be replaced by a new leased facility. The new lease commences in March 2011. The new facility will be located in San Jose, California and will occupy approximately 51,500 square feet.
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
Avago filed an answer and counterclaims on September 17, 2009 denying the patent infringement allegations made by us in our complaint, and asserting that our products infringed upon ten of Avago's U.S. patents. The patents asserted by Avago are: 6,262,637, 6,377,137, 6,841,922, 6,864,619, 6,909,340, 6,933,807, 7,268,436, 7,365,619, 6,051,907 and 6,812,619. Avago's counterclaim asserts that our alleged infringement is willful and seeks unspecified compensatory and enhanced damages and injunctive relief. On October 16, 2009, we filed an answer and counterclaims denying Avago's patent infringement allegations, and asserting antitrust claims under Section 7 of the Clayton Act and Section 2 of the Sherman Act. As stated in the counterclaim, the antitrust claims relate to Avago's anticompetitive conduct through its acquisition of the BAW business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On March 5, 2010, Avago filed an amended answer and counterclaims asserting violation of the California Uniform Trade Secret Act and, per the court's order, we simultaneously filed an amended complaint, answer and counter-claim. Avago's trade secret allegations relate to Infineon information included in Avago's acquisition of Infineon's BAW division and our employment of two former Infineon employees. On April 5, 2010, we filed an answer to Avago's amended answer and counterclaims, in which we denied Avago's allegations regarding violation of the California Uniform Trade Secret Act. Following further motion practice, on August 4, 2010, we filed our First Amended Complaint and on August 26, 2010, Avago filed its answer and counterclaims expanding its patent and trade secret claims to include copyright infringement. On September 16, 2010, we submitted our answer, in which we denied Avago's allegations. On December 14, 2010, the Court held a claim construction hearing and on January 12, 2011, the Court issued its claim construction ruling.  Discovery in the case is ongoing and the Court has not set a trial date for the case. At this time, it is not possible to estimate the outcome of the litigation.

Item 4.    Reserved

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Stock Market under the symbol “TQNT”. As of February 22, 2011, there were 162,699,088 shares of common stock outstanding held by approximately 404 stockholders of record. Many stockholders hold their shares in street name. We believe that there are approximately 51,000 beneficial owners of our common stock. The following table sets forth the high and low price per share of our common stock for the periods indicated as reported on the NASDAQ Stock Market:

	Year ended December 31,
	December 31, 2010		December 31, 2009
Period	High	Low	High	Low
First Quarter	$7.35	$5.82	$3.35	$1.89
Second Quarter	$8.21	$6.00	$5.92	$2.47
Third Quarter	$9.72	$5.87	$8.04	$4.92
Fourth Quarter	$13.11	$9.09	$8.57	$5.19
We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors deem relevant. The closing price of our common stock on the NASDAQ Stock Market on February 22, 2011 was $14.21 per share.

Stock Price Performance Graph
The following stock performance graph compares the performance of TriQuint’s common stock to the NASDAQ U.S. Index and to our peer group index, SIC Code 3674—Semiconductors and Related Devices. The graph assumes that the initial value of the investments was $100 at the close of business on December 31, 2005 and that all dividends were reinvested. Performance is provided as of the close of business on the last day of the last five calendar years.

	2005	2006	2007	2008	2009	2010
TriQuint Semiconductor, Inc.	100.00	101.13	148.99	77.29	134.82	262.68
NASDAQ U.S. Index	100.00	110.38	122.14	73.31	106.67	125.92
Peer Group	100.00	94.64	87.10	49.93	77.24	97.42
______________
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

Item 6.    Selected Financial Data
The following statements of operations data and balance sheet data for the five years ended December 31, 2010 were derived from our audited consolidated financial statements. Audited consolidated balance sheets at December 31, 2010 and 2009 and the related audited consolidated statements of operations and of cash flows for each of the three years in the period ended December 31, 2010 and notes thereto appear elsewhere in this Annual Report on Form 10-K. Audited consolidated balance sheets at December 31, 2008, 2007 and 2006 and consolidated statements of operations for the years ended December 2007 and 2006 are not included elsewhere in this Annual Report on Form 10-K.
This data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	Year ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenues	$878,703	$654,301	$573,431	$475,776	$401,793
Cost of goods sold	527,865	445,721	387,471	324,476	277,860
Gross profit	350,838	208,580	185,960	151,300	123,933
Research, development and engineering	129,248	109,445	91,475	65,361	50,283
Selling, general and administrative	96,090	78,399	72,632	60,901	53,235
Impairment of goodwill	—	—	33,871	—	—
In-process research and development	—	—	1,400	7,600	—
Litigation expense	9,360	1,159	467	1,219	1,524
Settlement of lawsuit	—	2,950	—	—	—
Income (loss) from operations	$116,140	$16,627	$(13,885)	$16,219	$18,891
Interest (expense) income, net	(739)	(176)	3,649	8,282	5,736
Foreign currency (loss) gain	(569)	(191)	733	343	(90)
Recovery (impairment) of investments in other companies	1,340	(116)	(2,412)	—	142
Other, net	357	506	55	80	(132)
Income (loss ) before income tax	116,529	16,650	(11,860)	24,924	24,547
Income tax (benefit) expense	(74,308)	405	2,753	1,530	2,796
Net income (loss)	$190,837	$16,245	$(14,613)	$23,394	$21,751
Earnings (Loss) per common share data:
Basic—
Net income (loss)	$1.22	$0.11	$(0.10)	$0.17	$0.16
Diluted—
Net income (loss)	$1.17	$0.11	$(0.10)	$0.16	$0.15
Common equivalent shares:
Basic	155,870	149,759	144,518	140,189	139,236
Diluted	163,486	152,326	144,518	142,490	141,189

	As of December 31,
(in thousands)	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$223,656	$153,935	$86,077	$203,501	$373,232
Accounts receivable, net	$138,989	$88,090	$78,419	$73,185	$64,688
Inventories	$101,457	$89,964	$108,260	$67,231	$84,879
Total assets	$978,102	$680,041	$618,377	$586,461	$754,415
Working capital	$419,224	$275,463	$225,512	$302,595	$254,579
Long-term liabilities	$16,836	$20,156	$22,970	$15,136	$4,741
Total stockholders’ equity	$834,019	$577,162	$526,076	$514,848	$467,447

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
Strategy and Industry Considerations
We provide our customers with high-performance, low-cost solutions for applications in the mobile device, networks, and defense and aerospace markets. Our mission is “Connecting the Digital World to the Global Network®,” and we accomplish this through a diversified product portfolio within the communications and defense markets. In the mobile device market, we provide high performance devices such as integrated modules, duplexers, small signal components, power amplifiers, switches and RF filters. In the networks market, we are a supplier of an extensive portfolio of GaAs MMICs and transistors and SAW and BAW filter components. We provide the defense and aerospace market with phased-array antenna and communications components. We have been a leader in GaN development since 1999.

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
We experienced 34% overall revenue growth for 2010 compared to 2009, with growth in all three of our markets.
Mobile devices comprise the largest of our three major markets. Revenues for 2010 increased 33% compared to 2009. Growth in this market was driven primarily by the strong demand for mobile data connectivity and the transition of the RF market from discrete to integrated solutions. As a result of the demand for smartphones and the expansion of RF content required for WCDMA technology, revenue from WCDMA mobile devices increased 55% in 2010 compared to 2009.

In 2010, TriQuint transferred the wireless client engineering and marketing teams from the networks to mobile devices business unit. This change recognizes that the demand for wireless connectivity has moved beyond traditional mobile devices to a variety of other applications, including data cards, netbooks, and various personal media devices. For comparability purposes, market revenue for mobile devices and networks was reclassified in prior years.

Networks revenue increased 54% in 2010 compared to 2009 as a result of a broad recovery in this market. Our networks products support the transfer of data at high rates across wireless or wired networks, specifically for transport, radio access, and emerging market applications. Transport includes submarkets such as cable television, microwave radio, enterprise and consumer satellite ground terminals, and optical communications. Radio access is composed primarily of base station infrastructure and repeaters. We also support emerging wireless markets such as wireless hotspots, automotive, AMI, and RFID. Our multi-market standard products are also in the emerging markets category.

Our defense and aerospace revenues increased 11% in 2010 compared to 2009. We are recognized for technology leadership in compound semiconductors, and BAW and SAW filters. We are successfully partnering with industry leaders creating next generation solutions. In the short term we are benefiting from positive cycles in airborne radar programs such as the Lightning JSF and other AESA, and in the longer term we are shifting our strategy to emulate our successful module efforts in the commercial market. This involves transitioning from a technology provider to a solutions supplier by creating RF solutions in high performance, cost effective packages and modules. For example, module integration can increase the functionality and reduce the space requirements in a high density phased array antenna.
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
Our most critical accounting estimates include revenue recognition; valuation of inventory, which affects gross margin; accounting for income taxes, which affects our tax provision; and stock-based compensation, which affects cost of goods sold and operating expenses. We also have other policies that we consider to be key accounting policies, such as our policies for the valuation of accounts receivable, reserves for sales returns and allowances, and our reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.
Revenue Recognition
We derive revenues primarily from the sale of products and foundry services in the mobile devices, networks, and defense and aerospace markets. We also receive revenues from non-recurring engineering fees and cost-plus contracts for research and development work, which collectively have been less than 5% of consolidated revenues for any period. Our distribution channels include our direct sales staff, manufacturers’ representatives and independent distributors. The majority of our shipments are made directly to our customers. Revenues from the sale of products are recognized when title passes to the buyer. Our product sales include warranty provisions that provide that the products will be free of faulty workmanship or defective materials and that the products will conform to our published specifications or other specifications mutually agreed upon with the customer. Our historical warranty claims experience, and our warranty liability, have not been material.

Revenues from our distributors are recognized when the product is sold to the distributors. Sales to our distributors were between 10% and 15% of our total revenues for 2010, 2009 and 2008. Our distributor agreements provide selling prices that are fixed at the date of sale, although we offer price protections, which are specific, of a fixed duration and for which we reserve when offered. Further, the distributor’s payment obligation is not contingent on reselling the product. The distributors take title to the product and bear the risks of ownership, have economic substance and we can reasonably estimate the amount of future returns. We allow our distributors to return products for warranty reasons and stock rotation rights, within certain limitations, and we reserve for such instances. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return. We reduce revenue and record reserves for product returns and allowances for price protection and stock rotation based on historical experience or specific identification depending on the contractual terms of the arrangement. The revenue reserves have remained consistent as a percentage of revenue and we have visibility into the distributors' inventory levels and qualifying sales, and are, therefore, able to reasonably estimate the revenue reserves.
We receive periodic reports from customers who utilize inventory hubs and recognize revenues when customers acknowledge they have pulled inventory from our hub, which is the point at which title to the product passes to the customer.
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
We follow the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between tax and financial reporting. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We use the with-and-without approach, disregarding indirect tax impacts, for determining the period in which tax benefits for excess share-based deductions are recognized. The utilization of net operating loss carryforwards arising from both operations and excess stock option deductions reduce federal and state taxes payable such that we do not have significant income taxes payable at December 31, 2010.
We record a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized in future tax returns. In 2002, we determined that a valuation allowance should be recorded against all of our net deferred tax assets. During the first half of 2010, we experienced substantial revenue growth and demand for our products. However, raw material and capacity constraints experienced during this period resulted in uncertainty about the strength, timing and predictability of improved performance. During the third quarter of 2010, wafer supply, manufacturing capacity and yields improved, driving increased profitability and the expectation that similar results could be sustained. Due to strong results for 2010 and increased confidence that we will continue to generate taxable income into the foreseeable future, our assessment regarding the potential to realize our deferred tax assets changed. This assessment required us to exercise significant judgment and make estimates about our ability to generate revenues, gross profits, operating income and taxable income in future periods. The result was the release of a majority of the valuation allowance on the deferred tax assets. We continue to maintain a valuation allowance against a portion of U.S. deferred tax assets, as we do not believe it is more likely than not that these will be realized in future periods. Specifically, sources of capital gain taxable income were not identified to utilize capital loss carryforwards and the statute of limitations may expire before certain state net operating loss carryforwards are utilized.
We evaluate liabilities for estimated tax exposures in all of our operational jurisdictions. The calculation of our tax liabilities includes addressing uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions in the U.S. and other tax jurisdictions based on recognition and measurement criteria that allow financial statement benefits to be recognized only for tax positions that are more-likely-than-not to be sustained upon tax audit, administrative appeals or final tax court determination. The liabilities are reviewed for their adequacy and appropriateness. Changes to our assumptions could cause us to find a revision of past estimates appropriate. Such a change in measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
As of December 31, 2010, we were not under audit by U.S. income tax authorities. We concluded federal income tax audits for our U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. A German tax audit of our subsidiary, TriQuint Semiconductor GmbH, was completed during 2009 for the fiscal years 2004 through 2007, with no adjustments. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the tax authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the tax jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. We believe that an appropriate estimated liability has been established for potential exposures.
Our income tax (benefit) expense as of and for each of the years ended December 31, 2010, 2009 and 2008 was as follows (in millions):

	Year ended December 31,
	2010	2009	2008
Income tax (benefit) expense	$(74.3)	$0.4	$2.8

The 2010 tax benefit resulted primarily from the release of the valuation allowance and the release of certain previously recorded tax liabilities due to the expiration of the statute of limitations. The valuation allowance had previously been recorded against our net deferred tax assets. Offsetting this benefit was the U.S. federal tax expense for alternative minimum tax recorded under the with-and-without approach for excess share-based compensation deductions. The 2009 and 2008 income tax provisions primarily consisted of domestic and foreign tax liabilities in the U.S. and Costa Rica.
No provision has been made for the U.S., state or additional foreign income taxes related to approximately $108.7 million of undistributed earnings of foreign subsidiaries which have been, or are intended to be, permanently reinvested outside of the U.S. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested outside of the U.S.. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to U.S. federal and state income taxes.
Our 2010 and 2009 net unrecognized tax benefits totaled $7.4 million and $10.1 million, respectively, including accumulated interest and penalties of $3.3 million and $4.1 million, respectively. To the extent interest and penalties would be assessed by taxing authorities of any underpayment of income taxes, such amounts are accrued and classified as a component of income tax expenses on the statement of operations. Realization of the unrecognized tax benefits results in a favorable impact to the effective tax rate. Our unrecognized tax benefits anticipated to be released due to the expiration of the statute of limitations on or before December 31, 2011 total $7.2 million. No other changes to the unrecognized tax benefits are anticipated within the next twelve months.
Stock-Based Compensation
We include stock-based compensation costs in our financial statements. We have elected to use the Black-Scholes option valuation model to value our options and employee stock purchase plan issuances.
The table below summarizes the stock-based compensation expense for 2010, 2009 and 2008, included in our consolidated statements of operations (in millions):

	Year ended December 31,
	2010	2009	2008
Cost of goods sold	$4.7	$3.5	$4.3
Operating expenses:
Research, development and engineering	6.3	5.7	2.7
Selling, general and administrative	6.6	5.0	4.5
Stock-based compensation expense included in operating expenses	12.9	10.7	7.2
Total stock-based compensation expense included in income from operations	$17.6	$14.2	$11.5
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
We determine our risk-free rate assumption based upon the U.S. Treasury yield for obligations with contractual lives similar to the expected lives of our option grants and ESPP subscription periods. The expected life represents the weighted average period the options are expected to remain outstanding, based upon historical experience. The dividend yield assumption is based on our historical and anticipated dividend distributions. The expected volatility is based upon a blend of our historical volatility of our stock price and our exchange traded options for the expected life of the award. Forfeitures are estimated based upon historical and anticipated future experience for the expected life of the award.
Acquisition of TriAccess Technologies, Inc.,
On September 3, 2009, we completed the acquisition of TriAccess Technologies, Inc. (“TA”), a provider of cable TV and FITH and RF specific integrated circuits for the amplification of multimedia content, by purchasing 100% of TA’s outstanding shares. Details of the purchase price are as follows (in millions):

Cash paid at closing, net of cash acquired	$8.0
Estimated earnout payment liability	1.4
Total	$9.4

The earnout payment liability has been estimated at its fair value and represents an obligation to pay up to $5.0 million to the former TA shareholders, over three years, upon TA product sales meeting certain revenue thresholds. No earnout was paid in 2010 because the sales of TA products did not meet the revenue thresholds.
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

Goodwill is calculated as the purchase price in excess of the fair values of TA’s assets and liabilities and represents our opportunity to expand our product line into video delivery, a high margin high growth market we currently under serve. Goodwill is not deductible for tax purposes. The purchase price was allocated to TA’s assets and liabilities based upon fair values as follows (in millions):

Tangible assets acquired, net of cash acquired	$—
Developed technology	3.7
In-process research and development	2.3
Goodwill	3.4
Total	$9.4
The results of operations for the TA business are included in our consolidated statements of operations for the period from September 3, 2009 to December 31, 2010. Pro forma results of operations have not been presented for this acquisition because its effect was not material to us.
Acquisition of WJ Communications, Inc. ("WJ")
On May 22, 2008, we completed the acquisition of WJ, a RF semiconductor company that provides RF product solutions worldwide to communications equipment companies. We paid $72.0 million in cash on the closing date and $0.6 million of direct acquisition costs for 100% of the shares of WJ.
The results of operations for the WJ business are included in our consolidated statements of operations from May 23, 2008 forward. The following unaudited pro forma consolidated information gives effect to the acquisition of WJ as if it had occurred on January 1, 2008 after giving effect to certain adjustments, including the amortization of intangible assets, interest income, and tax adjustments, and assumes the purchase price has been allocated to assets and purchased liabilities assumed based on values at the date of purchase. Results may not be indicative of future operating results.

Proforma results of operations (unaudited)	Year Ended December 31, 2008
(In millions, except per share amounts)
Revenue	$589.0
Net loss	(22.3)
Basic loss per share	(0.15)
Diluted loss per share	(0.15)

We committed to a restructuring plan to consolidate facilities in San Jose, California and China and to reduce certain redundant positions in the WJ operations as a result of the acquisition. The consolidation of the facilities and the reduction of personnel were substantially complete by the end of the third quarter of 2009. The plan to consolidate facilities includes partial abandonment of the San Jose facility and full abandonment of the China leases. The China lease expired in 2009 and the San Jose lease expires in March 2011. Payments related to this restructuring are expected to be complete by the end of 2011. During 2009 we revised our estimate of future payments relating to the San Jose lease, and accordingly, recorded a reduction to the future liability of $0.5 million.

The following table summarizes the charges taken as part of the restructuring plan (in millions):

	Personnel	Lease abandonment costs	Total
Balance at May 22, 2008	$3.9	$11.1	$15.0
Payments	(2.2)	(2.2)	(4.4)
Accretion	—	0.3	0.3
Balance at December 31, 2008	$1.7	$9.2	$10.9
Payments	(1.6)	(4.0)	(5.6)
Accretion	—	0.4	0.4
Change in estimate	—	(0.5)	(0.5)
Balance at December 31, 2009	$0.1	$5.1	$5.2
Payments	(0.1)	(4.1)	(4.2)
Accretion	—	0.1	0.1
Balance at December 31, 2010	$—	$1.1	$1.1
Results of Operations
The following discussion and analysis of operations addresses continuing operations only, unless otherwise noted. The table below sets forth the results of our operations expressed as a percentage of revenues. These historical operating results are not necessarily indicative of the results for any future period.

	Year ended December 31,
	2010	2009	2008
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	60.1%	68.1%	67.6%
Gross profit	39.9%	31.9%	32.4%
Operating expenses:
Research, development and engineering	14.7%	16.7%	16.0%
Selling, general and administrative	10.9%	12.0%	12.7%
Impairment of goodwill	—%	—%	5.9%
In process research and development	—%	—%	0.2%
Litigation expense	1.1%	0.2%	—%
Settlement of lawsuit	—%	0.5%	—%
Total operating expenses	26.7%	29.4%	34.8%
Income (loss) from operations	13.2%	2.5%	(2.4)%
Other income (expense):
Interest income	0.0%	0.1%	0.7%
Interest expense	(0.1)%	(0.1)%	(0.1)%
Foreign currency (loss) gain	(0.1)%	(0.0)%	0.1%
Recovery (impairment) of investments in other companies	0.2%	(0.0)%	(0.4)%
Other, net	0.0%	0.0%	—%
Total other income, net	0.0%	(0.0)%	0.3%
Income (loss) from continuing operations, before income tax	13.2%	2.5%	(2.1)%
Income tax (benefit) expense	(8.5)%	—%	0.5%
Net income (loss)	21.7%	2.5%	(2.6)%

Years ended December 31, 2010 and 2009
Revenues
Revenues increased $224.4 million, or 34%, in 2010, compared to 2009.
The percentage relationship of our revenues by end market for 2010 and 2009 are set forth below:

	Year ended December 31,
	2010	2009
Revenues:
Mobile devices	66%	67%
Networks	24%	21%
Defense and aerospace	10%	12%
	100%	100%
Mobile Devices
Revenues from mobile devices products increased approximately 33% in 2010 compared to 2009. The revenue increase resulted primarily from a higher volume of sales of our WCDMA products. Revenues from our WCDMA products increased approximately 55% in 2010 compared to 2009. These products collectively accounted for 61% of mobile devices revenues in 2010 and 44% of mobile devices revenues in 2009. Revenues from our WLAN products increased approximately 91% in 2010, compared to 2009. These products accounted for 14% of mobile devices revenues in 2010 compared with 10% of mobile devices revenues in 2009.
The increases in WCDMA and WLAN product revenues were partially offset by decreases in revenues from sales of our CDMA products and our GSM/GPRS products of approximately 27% and 19%, respectively, in 2010 compared to 2009. The revenues from our CDMA products and GSM/GPRS products comprised approximately 10% and 7%, respectively, of total mobile devices revenues in 2010, compared to 23% and 12%, respectively, of total mobile devices revenues in 2009.
Networks
Revenues from networks products increased approximately 54% in 2010 compared to 2009, primarily as a result of increases in sales volumes across all of our markets. Our radio access, emerging markets, and transport products revenues increased 15%, 167%, and 50%, respectively, in 2010 compared to 2009.
Defense and Aerospace
Revenues from our defense and aerospace products increased approximately 11% in 2010 compared to 2009. The increase in revenue in 2010 compared to 2009 was primarily the result of a 38% increase in radar products revenue. The radar system growth resulted from new program wins along with revenue from ongoing programs.
Domestic and International Revenues
Revenues from domestic customers were approximately $326.9 million in 2010, compared to approximately $238.3 million in 2009. Revenues from international customers were approximately $551.8 million in 2010, compared to approximately $416.0 million in 2009. As a percentage of total revenues, revenues from international customers were 63% of revenues in 2010, compared to 64% of revenues in 2009. As a percentage of total revenues, revenues from domestic customers grew as a result of the increasing demand for network products.
Gross Profit
Our gross profit margin as a percentage of revenues increased to 39.9% in 2010, compared to 31.9% from 2009. The increase was primarily due to favorable product mix and better utilization.
Research, development and engineering expenses
Our research, development and engineering expenses in 2010 increased $19.8 million, or 18%, from 2009. These expenses increased primarily as a result of increases in labor costs and purchases of technical supplies.
Selling, general and administrative expenses
Selling, general and administrative expenses in 2010 increased $17.7 million, or 23%, from 2009. These expenses increased in 2010 primarily as a result of increased commissions and labor costs.
Litigation expense
Litigation expense increased $8.2 million, or 708%, from 2009. The increase was primarily a result of our Avago litigation. Refer to Item 3 for more details.
Settlement of lawsuit

On February 28, 2007, a purported derivative action was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint's officers and directors. The case was settled on September 28, 2009 and we paid the plaintiffs $3.0 million. We recorded no lawsuit settlements in 2010.
Other income (expense), net
Other net income in 2010 increased $0.4 million from 2009. The increase was primarily a result of the $1.3 million recovered from a previously impaired investment as the result of the investment being purchased by another company. The increase was offset by a $0.4 million decrease in interest income due to lower interest rates and by an increase of $0.4 million in foreign exchange loss.
Income tax expense
In 2010, we recorded an income tax benefit of $74.3 million, compared to income tax expense of $0.4 million in 2009. The benefit was primarily attributable to the valuation allowance release which was recorded against the deferred tax assets and the release of certain liabilities due to the expiration of the statute of limitations.

Years ended December 31, 2009 and 2008
Revenues
Revenues increased $80.9 million or 14% to $654.3 million in 2009, compared to $573.4 million in 2008.
The percentage relationship of our revenues by end market for 2009 and 2008 are set forth below:

	Year ended December 31,
	2009	2008
Revenues:
Mobile Devices	67%	63%
Networks	21%	26%
Defense and Aerospace	12%	11%
	100%	100%
Mobile Devices
Revenues from mobile devices products increased approximately 26% in 2009 compared to 2008. The revenue increase resulted from a higher volume of sales of our WCDMA and CDMA products. Revenues from our WCDMA products increased approximately 76%, in 2009 compared to 2008. These products collectively accounted for 52% of mobile devices revenues in 2009 and 37% of mobile devices revenues in 2008. Revenues from our CDMA products increased approximately 21% in 2009 compared to 2008. These products accounted for 19% of mobile devices revenues in 2009 compared with 20% of mobile devices revenues in 2008.
The increases were partially offset by decreases in revenues from sales of our GSM/GPRS products of approximately 35%, in 2009 compared to 2008. The revenues from our GSM/GPRS products comprised approximately 11% of total mobile devices revenues in 2009, compared to 22% of total mobile devices revenues in 2008.
Networks
Revenues from networks products decreased approximately 4% in 2009 compared to 2008, primarily as a result of decreases in our transport products of 31% offset by an increase in radio access a of 54%.
Defense and Aerospace
Revenues from our defense and aerospace products increased approximately 28% in 2009 compared to 2008. The increase in revenue in 2009 compared to 2008 was primarily the result of a 51% increase in radar products revenue and a 197% increase in contract based revenue. The radar system growth resulted from new program wins along with revenue from ongoing programs. Contract based revenue in 2009 grew as a result of new program wins coupled with a pause between phases of major programs in 2008, which resulted in lower revenue in 2008.
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
Gross Profit
Our gross profit margin as a percentage of revenues remained flat at approximately 32% in 2009 and in 2008.
Research, development and engineering expenses
Our research, development and engineering expenses in 2009 increased $18.0 million, or 20%, to $109.4 million, from $91.5 million in 2008. These expenses increased primarily as a result of increases in labor costs resulting from an increase in headcount and purchases of technical supplies.
Selling, general and administrative expenses
Selling, general and administrative expenses in 2009 increased $5.8 million, or 8%, to $78.4 million from $72.6 million in 2008. These expenses increased in 2009 primarily a result of increased commissions, labor costs, and legal costs.
Litigation expense
Litigation expense increased $0.7 million, or 148%, from 2008. The increase is primarily a result of our derivative and Avago litigation. Refer to Item 3 for more details.
Settlement of lawsuit
In 2009, we recorded a $3.0 million reduction to operating expenses for the settlement of a derivative lawsuit. No such charge was recorded in 2008.
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
Other income (expense), net
Other net income in 2009 decreased $2.0 million, or 99%, from 2008. The major drivers were a decrease in interest income of $3.4 million as a result of lower interest rates, an increase in foreign exchange loss of $0.9 million, offset by, a $2.5 million impairment charge for CyOptics in 2008 that did not occur in 2009.
Income tax expense
In 2009, we recorded income tax expense of $0.4 million as compared to income tax expense of $2.8 million in 2008. The decrease was attributable to our Costa Rican subsidiary's new tax holiday and the expiration of certain statute of limitations related to our uncertain income tax liability.
Liquidity and Capital Resources

As of December 31, 2010, our cash, cash equivalents and marketable securities increased $69.7 million, or 45% from December 31, 2009. The increase was primarily due to cash generated from operations and stock issuances (including withholdings for employees' stock purchase plan), partially offset by capital expenditures.
At December 31, 2010, our net accounts receivable balance increased $50.9 million, or 58%, from December 31, 2009. This increase was primarily a result of higher revenue in 2010. Our days sales outstanding remained flat at 52 days as of December 31, 2010 and December 31, 2009.
At December 31, 2010, our net inventory balance increased $11.5 million, or 13%, from December 31, 2009. The increase in inventory was a result of an increase in production to meet increases in demand. Inventory turns, calculated using ending inventory, were 5.2 for 2010, compared to 5.0 for 2009.
At December 31, 2010, our net property, plant and equipment increased $76.2 million, or 28%, from December 31, 2009. The increase was primarily due to capital expenditures of $105.8 million during 2010, which is net of the timing effects for payments of capital expenditures in prepaid expenses and accounts payable of $19.9 million. This amount was partially offset by depreciation of $48.8 million. The capital expenditures made in 2010 were for the purposes of increasing capacity, to support new products and technologies, and to replace aging equipment.
At December 31, 2010, our deferred tax assets increased $75.0 million, or 100%, of which $42.3 million was classified as current and $32.7 million was classified as noncurrent. This increase was related to the valuation allowance release.
At December 31, 2010, our current liabilities increased $44.5 million, or 54%, from December 31, 2009. The increase was consistent with our increase in material purchases and capital expenditures.
Recent Transactions Affecting Liquidity
On September 30, 2010, we entered into a Credit Agreement ("the Agreement") with a syndicated group of lenders, including Bank of America, N.A., as administrative agent and lender. The Agreement provided us with an unsecured revolving syndicated credit facility of $200.0 million. Our obligations under the Agreement are jointly and severally guaranteed by our domestic subsidiaries. Outstanding amounts are due in full on the maturity date of September 30, 2013, subject to a one-year extension at our option and with the lenders' consent. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable.
As of and for the year ended December 31, 2010, there were no amounts outstanding under the Agreement. As a result of no amounts outstanding, there was no interest cost for the Agreement or the year ended December 31, 2010.
Sources of Liquidity
Our current cash, cash equivalent and short-term investment balances, (domestic and foreign) together with cash anticipated to be generated from operations and the balance available on our $200 million syndicated credit facility, constitute our principal sources of liquidity. We believe these sources of liquidity will satisfy our projected working capital, capital expenditure and possible investment needs through the next 12 months. We further believe our domestic cash, along with the syndicated credit facility is sufficient to meet our domestic cash requirements for the next 12 months. The principal risks to these sources of liquidity are lower than expected earnings or capital expenditures in excess of our expectations, in which case we may be required to finance any shortfall through additional equity offerings, debt financing or credit facilities. We may not be able to obtain additional financing or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

We currently expect capital expenditures of approximately $180.0 million in 2011.
Other Significant Cash Obligations
The following table summarizes our scheduled contractual commitments as of December 31, 2010 that will affect our future liquidity (in millions):

		Payments Due By Period
(in millions)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating Leases(1)	$15.3	$3.6	$3.8	2.0	5.9
Deferred Compensation(2)	3.0	—	—	—	3.0
TriAccess Earnout(3)	1.4	0.7	0.7	—	—
Sabbatical(4)	5.6	3.6	0.7	1.3	—
Other Obligations(5)	2.8	—	0.2	0.2	2.4
Total	$28.1	$7.9	$5.4	$3.5	$11.3
______________

(1)
The amounts presented represent leases of certain equipment, office and manufacturing space under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases and includes leases related to restructuring reserve.

(2)
The amount presented represents the liability for our Non-Qualified Deferred Compensation Plan (the “Plan”) established in October 2004. The Plan provides eligible employees and members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The deferred earnings are invested at the discretion of each participating employee or director and the deferred compensation we are also obligated to deliver is adjusted for increases or decreases in the deferred amount due to such investment. We include the asset deferred by the participants of $3.0 million in the “Other noncurrent assets, net” line item of our consolidated balance sheet and our obligation to deliver the deferred compensation in the “Other long-term liabilities” line item on our consolidated balance sheet.

(3)
The balance represents the earnout payment liability that has been estimated at its fair value and represents an obligation to pay up to $4.0 million, over two years, to the former TA shareholders upon TA product sales meeting certain revenue thresholds. Since the earnout threshold was not met in 2010, the remaining obligation was reduced from $5.0 million to $4.0 million for the remaining 2 years.

(4)	The balance represents the estimated commitments for sabbatical payments for all eligible full time employees.

(5)
The balance represents the estimated pension liability of our German subsidiary. The pension liability becomes payable when the covered employees reach the age of 60 or 65. The liability was acquired through our purchase of the GaAs business of Infineon in 2002. We elected to secure the liability through a reinsurance program supported by us. We have included the reinsurance receivables of $3.2 million in the “Other noncurrent assets, net” line item on our consolidated balance sheet and our obligation to deliver the pension obligation in the “Other long-term liabilities” line item on our consolidated balance sheet.

As of December 31, 2010, we had approximately $7.4 million of net tax liabilities, which are included as “Long term income tax liability” in our Consolidated Balance Sheet. We do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. Further, we are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Accounting Pronouncements
In April 2010, the FASB issued authoritative guidance regarding, “Revenue Recognition-Milestone Method,” which provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. The new standard is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. Although we are still analyzing the effects of the adoption of this standard, we do not believe that the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.
In October 2010, the FASB issued updated authoritative guidance regarding “Multiple-Delivered Revenue Arrangements” which updates, “Revenue Recognition—Multiple Element Arrangements,” to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relevant selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Upon adoption, application of the “residual method” will no longer be permitted and entities will be required to disclose more information about their multiple-element revenue arrangements. The new standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Although we are still analyzing the effects of the adoption of this standard, we do not believe that the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.
In August 2009, the FASB issued amendments to authoritative guidance regarding “Fair Value Measurements and Disclosures,” to provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2 and 3. The disclosure requirements about purchases, sales, issuances, and settlements relating to Level 3 measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Although we are still analyzing the effects of the adoption of this standard, we do not believe that the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk
Cash Equivalents
Our investments in cash equivalents and short-term investments are classified as available-for-sale securities and consist of highly rated, short-term investments, such as money market funds, in accordance with an investment policy approved by our Board of Directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. In addition, at December 31, 2010, we did not have any investments in auction-rate securities. Further, we do not believe that our results of operations would be materially affected by an immediate 10% change in interest rates.
The following table shows the fair values of our investments as of December 31, 2010 (in millions):

	Cost	Fair Value
Cash and cash equivalents (including unrealized gain of less than $0.1)	$192.5	$192.5
Available-for-sale investments (including net unrealized gain of less than $0.1)	$31.2	$31.2
Foreign Currency Risk
We are exposed to currency exchange rate fluctuations because we sell our products internationally and have operations in Costa Rica, the Philippines and Germany. We manage the foreign currency risk of our international sales, purchases of raw materials and equipment and our Costa Rican, Philippine and German operations by denominating most transactions in U.S. dollars.
Customer Risk
For 2010, 2009 and 2008, Futaihua Industrial (Shenzhen) Co Ltd, a sister of company of Foxconn, accounted for 25%, 20% and 12%, respectively, of our revenues.

Item 8.    Financial Statements and Supplementary Financial Data
Our consolidated financial statements at December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010, together with the reports of our independent registered public accounting firm, are included in this Annual Report on Form 10-K on pages F-1 through F-32.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management has determined that there were no changes to our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting, and concluded that our internal control over financial reporting was effective. There were no material weaknesses in our internal control over financial reporting that have been identified by management. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on internal control over financial reporting. Their report on our internal control over financial reporting is included with the audited financial statements.

Item 9B.    Other Information
None.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
Executive Officers
The biographical information concerning our executive officers, including their ages as of February 24, 2011, is set forth below:

Name	Age	Current Position(s) with Company	Position Held Since
Ralph G. Quinsey	55	President, Chief Executive Officer and Director	2002
Steven J. Buhaly	54	Chief Financial Officer	2007
Brian P. Balut	45	Vice President, Networks	2006
Deborah Burke	56	Vice President, Human Resources	2007
Thomas V. Cordner	66	Vice President, Defense and Aerospace	2006
Todd A. DeBonis	46	Vice President, Worldwide Sales, Strategic Development and Customer Service	2006
Timothy A. Dunn	49	Vice President, Mobile Devices	2006
Steven R. Grant	51	Vice President, Worldwide Operations	2008
Glen A. Riley	48	Vice President, Commercial Foundry	2006
Ralph G. Quinsey joined TriQuint in July 2002 as President, Chief Executive Officer and Director. From September 1999 to January 2002, Mr. Quinsey was employed by ON Semiconductor, a manufacturer of semiconductors for a wide array of applications, as Vice President and General Manager of the Analog Division. From 1979 to September 1999, Mr. Quinsey was employed by Motorola, a manufacturer of semiconductors and communications equipment, holding various positions, including Vice President and General Manager of the RF/IF Circuits Division, which developed both silicon and GaAs technologies for wireless phone applications. As of January 2011, Mr. Quinsey also serves as a board member of Volterra Semiconductor Corporation. Mr. Quinsey received a B.S. degree in Electrical Engineering from Marquette University.
Steven J. Buhaly joined TriQuint in September 2007 as Chief Financial Officer. Mr. Buhaly has more than 20 years of experience in finance and operations. Prior to joining TriQuint, Mr. Buhaly was Chief Financial Officer at Longview Fibre Company, a manufacturer of paper container products, from 2006 to 2007. He joined Planar Systems, Inc., a provider of specialty display solutions, in 1999 as Medical Business Vice President. From 2000 to 2006, while also at Planar Systems, he served first as Chief Financial Officer, then Chief Operating Officer. Prior to 1999, he held positions of increasing responsibility in finance and operations at Tektronix, Inc., a supplier of test, measurement, and monitoring products, solutions and services. Mr. Buhaly received B.S. and M.B.A. degrees from the University of Washington.
Brian P. Balut joined TriQuint in July 2001 as Vice President, Sales and Marketing, Sawtek Inc., as a result of TriQuint’s merger with Sawtek and served as Vice President, Sales and Marketing of TriQuint from 2002 to May 2004. In May 2004, Mr. Balut was promoted to Vice President, Sawtek. As part of an organizational restructuring in 2006, Mr. Balut was named Vice President, Networks. Mr. Balut joined Sawtek, Inc. in October 1994 as Sales Manager. He was promoted to Director of Sales and Marketing in November 1996 and to Vice President Sales and Marketing in September 1998, and assumed overall corporate responsibility for this function in July 2001. From 1987 to 1994, Mr. Balut held various positions in sales, marketing and engineering with REMEC, Inc., a manufacturer of electronic components. Mr. Balut received a B.S. degree in Electrical Engineering from the Massachusetts Institute of Technology and an M.B.A. from Rollins College.

Deborah Burke joined TriQuint Semiconductor in May of 2007 as Vice President of Human Resources. From 2003 to 2007, Ms. Burke was Vice President of Human Resources for Merix Corporation, a provider of circuit boards used in the design and development of electronic applications. Before her Merix Corporation tenure, from 2001 to 2002, she was Vice President of Human Resources for Unicru Inc. in Beaverton, Oregon, a provider of workforce selection and optimization solutions, and, prior to that time, she worked at Intel Corporation from 1991 to 2001 in managerial and director positions. Ms. Burke holds a B.A. in economics from Smith College and received her M.B.A degree from the University of Vermont.
Thomas V. Cordner joined TriQuint in January 1998 as Vice President and General Manager, Millimeter Wave Communications as a result of TriQuint’s acquisition of Raytheon’s MMIC operations and was promoted to Vice President, TriQuint Texas in May 2002. As part of the organizational restructuring in 2006, Mr. Cordner was named Vice President, Defense and Aerospace. From July 1997 to January 1998, Mr. Cordner served as Operations Manager for Raytheon, heading its GaAs MMIC operations. Prior to that time, Mr. Cordner was an employee of Texas Instruments, a semiconductor and communications equipment manufacturer, for 32 years, most recently as the Operations Manager for its GaAs Operations Group from January 1991 to July 1997. Mr. Cordner received a B.S. degree in Mathematics from the University of Texas at Arlington.
Todd A. DeBonis joined TriQuint in April 2004 as Vice President, Worldwide Sales. In 2006, Mr. DeBonis became Vice President, Worldwide Sales and Customer Service and added Strategic Development to his list of responsibilities in 2010. From

February 2002 to April 2004, Mr. DeBonis held the position of Vice President, Worldwide Sales and Marketing at Centillium Communications. Mr. DeBonis also served as the Vice President, Worldwide Sales for Ishoni Networks and Vice President, Sales & Marketing for the Communications Division of Infineon Technologies North America. Mr. DeBonis has a B.S. degree in Electrical Engineering from the University of Nevada.
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
Steven R. Grant joined TriQuint in June 2008 as Vice President, Worldwide Operations. Prior to joining TriQuint Mr. Grant spent 27 years at Intel and was most recently Vice President of Intel’s Technology and Manufacturing Group in Oregon from 2001 to 2008. During his Intel tenure, he managed the fabrication manufacturing network and was key to driving the manufacturing structure and efficiency improvements to record performance levels. Mr. Grant holds a B.S. degree in Material Science from the University of Illinois.
Glen A. Riley joined TriQuint in January 2003 as Vice President of the company’s former optoelectronics business and in June 2005 was named Vice President, Business Development. As part of the organizational restructuring in 2006, Mr. Riley was named Vice President, Commercial Foundry. From December 2001 to August 2002, Mr. Riley served as the President and CEO of Opticalis, a venture-funded start-up company developing optical communication sub-systems. Mr. Riley also spent six years with Agere Systems, a semiconductor and optical component manufacturer, as Vice President of Optical Core Networks, as Vice President of Sales for the Asia-Pacific region, and as General Manager of the Storage Products group. Before Agere, Mr. Riley held general management, marketing and sales positions at Philips Semiconductors, AT&T Microelectronics and Texas Instruments. Mr. Riley holds a B.S. degree in Electrical Engineering from the University of Maine and completed the General Manager Program at Harvard Business School.
Additional information required by this item will be included in our definitive Proxy Statement under the captions Report of the Audit Committee, Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance and Other Matters, to be filed with the Commission within 120 days after the conclusion of the fiscal year ended December 31, 2010 pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

Item 11.     Executive Compensation
Information required by Item 11 will be included in our definitive Proxy Statement under the caption Executive Compensation Discussion and Analysis, Executive Compensation Detail, Compensation Committee Interlocks and Insider Participation and the Compensation Committee Report, to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2010 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Equity Compensation Plan Information contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2010 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included under the caption Certain Relationships and Related Transactions, and Director Independence contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2010 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services
Information required by this item is included under the caption Ratification of Independent Auditors contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our fiscal year ended December 31, 2010 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Part IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:
1.Consolidated Financial Statements. The following consolidated financial statements of TriQuint Semiconductor, Inc. and its subsidiaries, together with the report thereon of KPMG LLP, required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K on pages F-1 through F-34:

Report of Independent Registered Public Accounting Firm;
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008;
Consolidated Balance Sheets at December 31, 2010 and 2009;
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008;
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008; and
Notes to Consolidated Financial Statements.
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

4.1
Preferred Shares Rights Agreement, dated as of June 30, 1998 between Registrant and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-A (File No. 000-22660) as declared effective by the SEC on July 24, 1998, as amended and restated by the Amended and Restated Rights Agreement, dated as of June 23, 2008, between TriQuint Semiconductor, Inc. and American Stock Trust & Transfer Company, LLC, as Rights Agent (as assignee of Mellon Investor Services LLC) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 24, 2008), as amended and terminated dated as of March 12, 2010 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 12, 2010).

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
10.3+
Form of Option Grant Notice and Stock Option Agreement under the TriQuint Semiconductor Corporation 2009 Incentive Plan incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 27, 2010 filed with the SEC on August 4, 2010.

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

10.54+
2007 Employee Stock Purchase Plan and forms of agreement thereunder incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report o2007 as amended and incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 27, 2009 filed with the SEC on August 4, 2009.

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

10.59
Credit Agreement, dated September 30, 2010 by and between TriQuint Semiconductor, Inc, the domestic subsidiaries of the Company, Bank of America, N.A., as administrative agent and lender, and Union Bank, N.A., Wells Fargo Bank, N.A., Bank of the West, BBVA Compass Bank and US Bank as lenders
(incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on October 4, 2010).

10.61+
TriQuint Semiconductor Corporation 2009 Incentive Plan incorporated by reference to Appendix A of the Registrant’s definitive proxy statement on Schedule 14A for the 2009 Annual Meeting of Stockholders, filed with the SEC on March 26, 2009.

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

 ______________
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

TRIQUINT SEMICONDUCTOR, INC.
Dated: February 24, 2011	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: February 24, 2011	By:	/s/ STEVEN J. BUHALY
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

Signature	Title	Date
/S/ RALPH G. QUINSEY	President and Chief Executive Officer (Principal Executive Officer)	February 24, 2011
Ralph G. Quinsey

/S/ STEVEN J. BUHALY	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2011
Steven J. Buhaly

/S/ STEVEN J. SHARP	Chairman of the Board	February 24, 2011
Steven J. Sharp

/S/ PAUL A. GARY	Director	February 24, 2011
Paul A. Gary

/S/ CHARLES SCOTT GIBSON	Director	February 24, 2011
Charles Scott Gibson

/s/ David H.Y. Ho	Director	February 24, 2011
David H.Y. Ho

/S/ NICOLAS KAUSER	Director	February 24, 2011
Nicolas Kauser

/S/ WALDEN C. RHINES	Director	February 24, 2011
Walden C. Rhines

/S/ WILLIS C. YOUNG	Director	February 24, 2011
Willis C. Young

TRIQUINT SEMICONDUCTOR, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TriQuint Semiconductor, Inc.:
We have audited the accompanying consolidated balance sheets of TriQuint Semiconductor, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
KPMG LLP
Portland, Oregon
February 24, 2011

TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Revenues	$878,703	$654,301	$573,431
Cost of goods sold	527,865	445,721	387,471
Gross profit	350,838	208,580	185,960
Operating expenses:
Research, development and engineering	129,248	109,445	91,475
Selling, general and administrative	96,090	78,399	72,632
Impairment of goodwill	—	—	33,871
In process research and development	—	—	1,400
Litigation expense	9,360	1,159	467
Settlement of lawsuit	—	2,950	—
Total operating expenses	234,698	191,953	199,845
Income (loss) from operations	116,140	16,627	(13,885)
Other income (expense):
Interest income	376	805	4,197
Interest expense	(1,115)	(981)	(548)
Foreign currency (loss) gain	(569)	(191)	733
Recovery (impairment) of investments in other companies	1,340	(116)	(2,412)
Other, net	357	506	55
Total other income, net	389	23	2,025
Income (loss) before income tax	116,529	16,650	(11,860)
Income tax (benefit) expense	(74,308)	405	2,753
Net income (loss)	$190,837	$16,245	$(14,613)
Net income (loss) per common share:
Basic	$1.22	$0.11	$(0.10)
Diluted	$1.17	$0.11	$(0.10)
Common equivalent shares:
Basic	155,870	149,759	144,518
Diluted	163,486	152,326	144,518

See accompanying notes to the consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$192,464	$103,579
Investments in marketable securities	31,192	50,356
Accounts receivable, net	138,989	88,090
Inventories	101,457	89,964
Prepaid expenses	7,270	5,375
Deferred tax assets, net	42,327	—
Other current assets	32,772	20,822
Total current assets	546,471	358,186
Property, plant and equipment, net	352,188	275,985
Goodwill	3,376	3,376
Intangible assets, net	27,421	33,025
Deferred tax assets - noncurrent, net	32,655	—
Other noncurrent assets, net	15,991	9,469
Total assets	$978,102	$680,041
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,154	$44,058
Accrued payroll	35,965	26,489
Other accrued liabilities	12,128	12,176
Total current liabilities	127,247	82,723
Long-term liabilities:
Long-term income tax liability	7,350	10,077
Other long-term liabilities	9,486	10,079
Total liabilities	144,083	102,879
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 600,000,000 shares authorized, 161,463,280 shares and 153,279,319 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	161	153
Additional paid-in capital	622,958	556,690
Accumulated other comprehensive income	480	736
Retained earnings	210,420	19,583
Total stockholders’ equity	834,019	577,162
Total liabilities and stockholders’ equity	$978,102	$680,041

See accompanying notes to the consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2007	142,904	$143	$496,083	$671	$17,951	$514,848
Issuance of common stock under plans	4,452	4	14,027	—	—	14,031
Stock-based compensation	—	—	11,503	—	—	11,503
Accumulated other comprehensive income	—	—	—	307	—	307
Net loss	—	—	—	—	(14,613)	(14,613)
Balance, December 31, 2008	147,356	$147	$521,613	$978	$3,338	$526,076
Issuance of common stock under plans	5,923	6	20,344	—	—	20,350
Stock-based compensation	—	—	14,608	—	—	14,608
Excess tax benefit from share based compensation	—	—	125	—	—	125
Accumulated other comprehensive loss	—	—	—	(242)	—	(242)
Net income	—	—	—	—	16,245	16,245
Balance, December 31, 2009	153,279	$153	$556,690	$736	$19,583	$577,162
Issuance of common stock under plans	8,184	8	45,302	—	—	45,310
Stock-based compensation	—	—	17,800	—	—	17,800
Excess tax benefit from share based compensation	—	—	3,166	—	—	3,166
Accumulated other comprehensive loss	—	—	—	(256)	—	(256)
Net income	—	—	—	—	190,837	190,837
Balance, December 31, 2010	161,463	161	622,958	480	210,420	834,019

See accompanying notes to the consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$190,837	$16,245	$(14,613)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,658	46,942	35,230
Stock-based compensation charges	17,560	14,185	11,503
Goodwill impairment	—	—	33,871
Deferred income tax benefit	(74,982)	—	—
Write-off of in-process research and development	365	—	1,400
(Recovery) impairment of investment	(1,340)	116	2,412
Other	82	(7)	(529)
Changes in assets and liabilities, net of assets acquired:
Accounts receivable, net	(50,899)	(9,498)	1,291
Inventories	(11,253)	19,027	(30,986)
Other assets	(13,727)	(9,438)	(3,091)
Accounts payable and accrued expenses	13,606	7,687	(5,490)
Net cash provided by operating activities	124,907	85,259	30,998
Cash flows from investing activities:
Purchase of available-for-sale investments	(59,154)	(77,595)	(60,436)
Maturity / sale of available-for-sale investments	78,306	78,093	9,597
Business acquisitions, net of cash acquired (Note 4)	—	(7,984)	(61,748)
Proceeds from recovery of investment in other companies	1,340	—	—
Other	1,195	2,992	2,278
Capital expenditures	(105,760)	(48,557)	(87,565)
Net cash used in investing activities	(84,073)	(53,051)	(197,874)
Cash flows from financing activities:
Subscription/issuance of common stock, net	46,523	20,473	14,148
Loan commitment fees	(1,638)	—	—
Excess tax benefit from stock-based compensation arrangements	3,166	125	—
Net cash provided by financing activities	48,051	20,598	14,148
Net increase (decrease) in cash and cash equivalents	88,885	52,806	(152,728)
Cash and cash equivalents at beginning of period	103,579	50,773	203,501
Cash and cash equivalents at end of period	$192,464	$103,579	$50,773
Supplemental disclosures:
Change in timing of payments related to capital expenditures	$19,880	$2,074	3,582
Cash paid for interest	$—	$—	$74
Cash paid for income taxes	$725	$653	$1,633

See accompanying notes to the consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands unless otherwise noted, except per share amounts)
Note 1.    The Company
TriQuint Semiconductor, Inc. (collectively with its wholly-owned subsidiaries, the “Company”) is a supplier of high performance modules, components and foundry services for communications applications. The Company’s focus is on the specialized expertise, materials and know-how of radio frequency (“RF”) and other high and intermediate frequency applications. The Company’s primary markets include mobile devices, networks and defense and aerospace systems. The Company provides customers with standard and custom products as well as foundry services. The Company’s products are designed on various wafer substrates including compound semiconductor materials such as gallium arsenide (“GaAs”) and piezoelectric crystals such as lithium tantalate (“LiTaO3”) and use a variety of process technologies including heterojunction bipolar transistor (“HBT”), pseudomorphic high electron mobility transistor (“pHEMT”), surface acoustic wave (“SAW”), temperature compensated surface acoustic wave ("TC-SAW") and bulk acoustic wave (“BAW”). The Company’s customers include major communication companies worldwide.

Note 2.    Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements for the periods presented include the accounts of the Company and its wholly owned subsidiaries, including, TriQuint BV (LLC), TriQuint CV LP, TriQuint Europe Holding Company, TriQuint TFR Inc., TriQuint, Inc., TriQuint S.R.L., TriQuint Semiconductor Texas LP, TriQuint Sales and Design, Inc., TriQuint Semiconductor GmbH, TriQuint Asia Inc., TriQuint Texas General Holding Company, TriQuint Texas Limited Holding Company, TriQuint (Shanghai) Trading Co. Ltd., TriQuint Semiconductor Japan TYK, TriQuint WJ, Inc. and WJ NEWCO LLC. The Company has no investments in which it exercises significant influence but which it does not control (20% to 50% ownership interest). All intercompany transactions and balances have been eliminated.
Management Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include, but are not limited to, sales returns allowances, inventory lower of cost or market adjustments, restructuring liabilities, income tax valuation allowance, investment impairments, impairments of goodwill and long-lived assets, estimated precious metals reclaim, stock-based compensation, business acquisition earnout liabilities and commitments and contingencies. On a regular basis, the Company reviews its estimates to ensure the estimates appropriately reflect changes in its business or as new information becomes available. Management believes that these estimates are reasonable; however, actual results could materially differ from these estimates.
Revenue Recognition
Revenues are primarily derived from the sale of products and foundry services in the mobile devices, networks, and defense and aerospace markets. The Company also receives revenue from non-recurring engineering fees and cost-plus contracts for research and development work, which collectively has been less than 5% of consolidated revenue for any period. The Company’s distribution channels include our direct sales staff, manufacturers’ representatives and independent distributors. The majority of the Company’s shipments are made directly to our customers. Revenues from the sale of the Company's products are recognized when title to the products pass to the buyer. The Company's product sales include warranty provisions that provide that the products will be free of faulty workmanship or defective materials and that the products will conform to the Company's published specifications or other specifications mutually agreed upon with the customer. The Company's historical warranty claims experience, and its warranty liability, have not been material.

Revenues from the Company’s distributors are recognized when the product is sold to the distributor and were as follows:

	Year ended December 31,
	2010	2009	2008
Revenues from distributors	$103,913	$94,919	$80,686

The Company’s distribution agreements provide for selling prices that are fixed at the date of sale, although the Company may elect after the sale to offer price protections which are specific, of a fixed duration and accounted for as a reduction to revenues when offered. Further, the payment obligation is not contingent on reselling the product or further action by the Company. The distributors take title to the product, bear the risks of ownership, and have economic substance and the amount of future returns can be reasonably estimated. The Company allows its distributors to return products for warranty reasons and stock rotation rights, within certain limitations and reserves for such instances. If the Company is unable to repair or replace products returned under warranty, the Company will issue a credit for a warranty return. The Company reduces revenue and records allowances for product returns and price protection and stock rotation based on historical experience or specific identification depending on the contractual terms of the arrangement. The revenue allowances have remained approximately consistent as a percentage of revenue and the Company has visibility into the distributors' inventory levels and qualifying sales, and is, therefore, able to reasonably estimate the revenue allowances.
The Company receives periodic reports from customers who utilize inventory hubs and recognizes revenues when customers acknowledge they have pulled inventory from its hub, the point at which title to the product passes to the customer.
Revenues from foundry services and non-recurring engineering fees are recorded when the service is completed. Revenues from cost-plus contracts are recognized as costs are incurred.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash equivalents, trade receivables, investments and payables, all of which have carrying values that approximate their fair values.
Cash Equivalents
The Company considers all highly liquid debt and other instruments purchased with an original maturity of three months or less to be cash equivalents. These investments include money market funds. Company’s cash equivalents were as follows:

	December 31, 2010	December 31, 2009
Cash equivalents	$5,825	$55
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
At December 31, 2010 and December 31, 2009, the Company’s investments consisted of U.S. treasury securities, obligations of U.S. government agencies, corporate debt securities and other investments. All were classified as available-for-sale.
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company establishes an allowance for the trade accounts receivable which represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance by performing on-

going evaluations of its customers and their ability to make payments.

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
Precious Metals Reclaim
The Company uses historical experience to estimate the amount of reclaim on precious metals used in manufacturing. The Company then states its reclaim value at lower of average cost or market and determines the value of precious metals at the end of each period.
Inventories
The Company states its inventories at the lower of cost or market. The Company uses standard cost methodology to determine its cost basis for its inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to stating inventory at the lower of cost or market, the Company also evaluates each period for excess quantities and obsolescence. This evaluation, based on historical experience and the Company’s judgment of economic conditions, includes identifying those parts specifically identified as obsolete and writing them down, analyzing the last usage date as well as forecasted demand versus quantities on hand and writing down the excess, and identifying and recording other specific write-downs.
Property, Plant & Equipment
Property, plant and equipment is recorded at cost. Rent expense for operating leases is recorded on a straight-line basis over the life of the lease term. If a lease has an escalation clause, the difference between rent expense and rent paid is recorded as deferred rent and is included in accrued liabilities on the consolidated balance sheets.
Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: 3 to 7 years for machinery and equipment, furniture and fixtures and computer equipment and software; 5 to 20 years for building improvements; and 39 years for buildings. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the term of the related lease, and are generally 3 to 10 years. Asset lives are reviewed periodically to determine if appropriate and adjustments are made as necessary. Depreciation begins at the time assets are placed in service. Maintenance and repairs are expensed as incurred. The Company incurred depreciation expense as follows:

	Year Ended December 31,
	2010	2009	2008
Depreciation expense	$48,754	$41,535	$31,799

Goodwill and Other Intangible Assets
Goodwill represents the excess of costs over fair value of the net assets of business acquired. Other intangible assets consist primarily of patents, developed technology, customer relationships, in-process research and development, and other intangibles with estimable useful lives, ranging from 2 to 15 years at the time of acquisition. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead reviewed at least annually for impairment. In-process research and development ("IPR&D") will be amortized or impaired upon completion or abandonment of specific projects. Intangible assets with estimable useful lives are amortized over their respective estimated lives to their estimated residual values, and reviewed for impairment.
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
Advertising Costs
The Company expenses advertising costs as incurred. For 2010, and 2009 and 2008, advertising costs were immaterial.
Comprehensive Income (Loss)
The Company reports all changes in equity that result from transactions and economic events other than transactions with owners in comprehensive income. The components of comprehensive income include unrealized holding gains and losses on available-for-sale investments, unrealized gains and losses on cash flow hedges, and unrealized gains and losses on pension obligations which are included as a separate component of stockholders’ equity until realized. Comprehensive income (loss) was as follows:

	Year ended December 31,
	2010	2009	2008
Net income (loss)	$190,837	$16,245	$(14,613)
Other comprehensive income (loss):
Net unrealized gain on cash flow hedges	—	—	322
Net unrealized loss on available for sale investments	(14)	(306)	(209)
Net unrealized (loss) gain on pension obligations	(242)	64	194
Comprehensive income (loss)	$190,581	$16,003	$(14,306)

Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include options granted pursuant to the Company’s stock option plans and potential shares related to the Company’s Employee Stock Purchase Plan. A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations for 2010, 2009 and 2008 is presented in Note 7.
Income Taxes

The Company is subject to taxation from federal, state and international jurisdictions. A significant amount of judgment is involved in preparing the provision for income taxes and the calculation of resulting deferred tax assets and liabilities.
The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between tax and financial reporting. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company uses the with-and-without approach, disregarding indirect tax impacts, for determining the period in which tax benefits for excess share-based deductions are recognized. The utilization of net operating loss carryforwards arising from both operations and excess stock option deductions reduce federal and state taxes payable such that the Company does not have significant income taxes payable at December 31, 2010.
The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized in future tax returns. In 2002, the Company determined that a valuation allowance should be recorded against all of its net deferred tax assets. During the first half of 2010, the Company experienced substantial revenue growth and demand for our products. However, raw material and capacity constraints experienced during this period resulted in uncertainty about the strength, timing and predictability of improved performance. During the third quarter of 2010, wafer supply, manufacturing capacity and yields improved, driving increased profitability and the expectation that similar results could be sustained. Due to strong results for 2010 and increased confidence that it will continue to generate taxable income into the foreseeable future, the Company's assessment regarding the potential to realize its deferred tax assets changed. This assessment required the Company to exercise significant judgment and make estimates about its ability to generate revenues, gross profits, operating income and taxable income in future periods. The result was the release of a majority of the valuation allowance on the deferred tax assets. The Company continues to maintain a valuation allowance against a portion of U.S. deferred tax assets, as the Company does not believe it is more likely than not that these will be realized in future periods. Specifically, sources of capital gain taxable income were not identified to utilize capital loss carryforwards and the statute of limitations may expire before certain state net operating loss carryforwards are utilized.
The Company evaluates liabilities for estimated tax exposures in all of its operational jurisdictions. The calculation of the Company's tax liabilities includes addressing uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions in the U.S. and other tax jurisdictions based on recognition and measurement criteria that allow financial statement benefits to be recognized only for tax positions that are more-likely-than-not to be sustained upon tax audit, administrative appeals or final court determination. The liabilities are reviewed for their adequacy and appropriateness. Changes to the Company's assumptions could cause it to find a revision of past estimates appropriate. Such a change in measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
As of December 31, 2010, the Company was not under audit by U.S. income tax authorities. The Company concluded federal income tax audits for its U.S. consolidated tax group on earlier years, most recently for the years 2000 and 2001. A German tax audit of the Company's subsidiary, TriQuint Semiconductor GmbH, was completed during 2009 for the fiscal years 2004 through 2007, with no adjustments. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the tax authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the tax jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. The Company believes that an appropriate estimated liability has been established for potential exposures.
Our income tax (benefit) expense as of and for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year ended December 31,
	2010	2009	2008
Income tax (benefit) expense	$(74,308)	$405	$2,753

The 2010 tax benefit resulted primarily from the release of the valuation allowance and the release of certain previously recorded tax liabilities due to the expiration of the statute of limitations. The valuation allowance had previously been recorded against our net deferred tax assets. Offsetting this benefit was the U.S. federal tax expense for alternative minimum tax recorded under the with-and-without approach for excess share-based compensation deductions. The Company has utilized all currently available net operating loss carryforwards unrelated to excess tax benefits in the without stock option approach and recorded the alternative minimum tax expense associated with the cash tax savings resulting from excess share based compensation deductions. The 2009 and 2008 income tax provisions primarily consisted of domestic and foreign tax liabilities in the U.S. and Costa Rica.
No provision has been made for the U.S., state or additional foreign income taxes related to approximately $108,700 of undistributed earnings of foreign subsidiaries which have been, or are intended to be permanently reinvested outside of the U.S. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested outside the U.S. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to U.S. federal and state income taxes.
The Company's 2010 and 2009 net unrecognized tax benefits totaled $7,350 and $10,077 including accumulated interest and penalties of $3,275 and $4,128, respectively. To the extent interest and penalties would be assessed by taxing authorities of any underpayment of income taxes, such amounts are accrued and classified as a component of income tax expense on the statement of operations. Realization of the net unrecognized tax benefits results in a favorable impact to the effective tax rate. The Company's unrecognized tax benefits anticipated to be released due to the expiration of the statute of limitations on or before December 31, 2011 total $7,178. No other changes to the unrecognized tax benefits are anticipated within the next twelve months.
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
Impairments of Long-lived Assets
Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined by reference to market prices or through discounted cash flow analysis, depending on the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The Company determined a triggering event occurred during the fourth quarter of 2008 and conducted an assessment of the recoverability of its long-lived and intangible assets based on a comparison of the undiscounted cash flows to the recorded carrying value of the long-lived and intangible assets. The results of the impairment analysis did not indicate an impairment existed for the long lived assets and accordingly, the Company did not record an impairment charge on its long-lived assets for the year ended December 31, 2008. The Company did not have an impairment trigger in 2009 and 2010 and therefore did not record an impairment charge for the years ended December 31, 2009 and 2010.
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
The Company estimates the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model which requires a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company’s common stock and interest rates. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Stock-based compensation expense recognized during the years ended December 31, 2010, 2009 and 2008 included compensation expense for stock-based payment awards granted from 2006 through the current year, as well those awards granted but not yet vested as of December 31, 2005. The compensation expense for these grants was based on the grant date estimated fair value. Compensation expense for all stock-based payment awards was recognized using the straight-line method over the expected life of the award. As stock-based compensation expense recognized during 2010, 2009 and 2008 was based on awards ultimately expected to vest, the gross expense has been reduced for estimated forfeitures.
Reclassifications
Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Recent Accounting Pronouncements
In April 2010, the FASB issued authoritative guidance regarding, “Revenue Recognition-Milestone Method,” which provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. The new standard is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. While the Company is still analyzing the effects of the adoption of this standard, the Company does not believe that the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.
In October 2010, the FASB issued updated authoritative guidance regarding “Multiple-Delivered Revenue Arrangements,” which updates, “Revenue Recognition—Multiple Element Arrangements,” to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relevant selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Upon adoption, application of the “residual method” will no longer be permitted and entities will be required to disclose more information about their multiple-element revenue arrangements. The new standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. While the Company is still analyzing the effects of the adoption of this standard, the Company does not believe that the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.
In August 2009, the FASB issued amendments to authoritative guidance regarding “ Fair Value Measurements and Disclosures,” to provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The disclosure requirements about purchases, sales, issuances, and settlements relating to Level 3 measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. While the Company is still analyzing the effects of the adoption of this standard, the Company does not believe that the adoption of this standard will have a material effect on its financial position, results of operations or cash flows. See Note 3 for information and related disclosures regarding the Company's fair value measurements.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

				Fair Value Measurements as of December 31, 2010
	Carrying Amount	Total Fair Value	Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash and cash equivalents—money market funds	$192,464	$192,464	$186,639	$5,825	$—	$—
Short-term—marketable securities	31,192	31,192	—	4,822	26,370	—
Non-Qualified Deferred Compensation Plan funds	2,971	2,971	—	2,971	—	—
Total	$226,627	$226,627	$186,639	$13,618	$26,370	$—

Liabilities:
Earnout payment liability	$1,365	$1,365	$—	$—	$—	$1,365
Non-Qualified Deferred Compensation Plan	2,971	2,971	—	2,971	—	—
Total	$4,336	$4,336	$—	$2,971	$—	$1,365

				Fair Value Measurements as of December 31, 2009
	Carrying Amount	Total Fair Value	Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash and cash equivalents—money market funds	$103,579	$103,579	103,524	$55	$—	$—
Short-term—marketable securities	50,356	50,356	—	11,224	39,132	—
Non-Qualified Deferred Compensation Plan funds	1,899	1,899	—	1,899	—	—
Total	$155,834	$155,834	103,524	$13,178	$39,132	$—

Liabilities:
Earnout payment liability	1,509	1,509	—	—	—	1,509
Non-Qualified Deferred Compensation Plan	1,899	1,899	—	1,899	—	—
Total	$3,408	$3,408	$—	$1,899	$—	$1,509

The instruments classified as Level 1 are measured at fair value using statement value and quoted market prices. The investments classified as Level 2 were valued using quoted prices for similar instruments in markets that are not active since identical instruments were not available. The Company determines the hierarchy levels at the end of each quarter.
The Non-Qualified Deferred Compensation Plan provides eligible employees and members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The Company includes the asset deferred by the participants in the “Other noncurrent assets, net” line item of its consolidated balance sheet and the Company's obligation to deliver the deferred compensation in the “Other long-term liabilities” line item on its consolidated balance sheet.

On December 31, 2010, the Company remeasured the fair value of the Level 3 earnout payment liability. During 2010, the Company revised its estimate relating to payments of the earnout liability and accordingly recorded a reduction in the liability of $467. On December 31, 2010 and 2009, the Company used an income based method to fair value this liability. For additional details on the liability classified as Level 3, see Note 4, Business Combinations.
Details of the Level 3 fair value measurements are as follows:

Opening earnout payment liability	$1,398
Accretion	111
Ending earnout payment liability December 31, 2009	$1,509
Accretion	323
Change in estimate	(467)
Ending earnout payment liability December 31, 2010	$1,365

Note 4.    Business Combinations
TriAccess Technologies, Inc, ("TA")
On September 3, 2009, the Company completed the acquisition of TA, a provider of Cable TV and Fiber to the Home and RF specific integrated circuits for the amplification of multimedia content, by purchasing 100% of TA’s outstanding shares. Details of the purchase price are as follows:

Cash paid at closing, net of cash acquired	$7,984
Estimated earnout payment liability	1,398
Total	$9,382
The earnout payment liability has been estimated at its fair value and represents an obligation to pay up to $5,000 to the former TA shareholders, over three years, upon TA product sales meeting certain revenue thresholds. No earnout was paid in 2010 because the TA product sales did not meet the thresholds.
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
The results of operations for the TA business are included in the Company’s consolidated statements of operations from September 3, 2009 forward. Pro forma results of operations have not been presented for this acquisition because its effect was not material to the Company.
WJ Communications, Inc. ("WJ")
On May 22, 2008, the Company completed the acquisition of WJ, a RF semiconductor company that provides RF product solutions worldwide to communications equipment companies. The Company paid $71,957 in cash on the closing date and $580 of direct acquisition costs for 100% of the shares of WJ.
The results of operations for the WJ business are included in the Company's consolidated statements of operations from May 23, 2008 forward. The following unaudited pro forma consolidated information gives effect to the acquisition of WJ as if it had occurred on January 1, 2008 after giving effect to certain adjustments, including the amortization of intangible assets, interest income, and tax adjustments, and assumes the purchase price has been allocated to assets and purchased liabilities assumed based on values at the date of purchase. Results may not be indicative of future operating results.

Proforma results of operations (unaudited)	Year Ended December 31, 2008
Revenue	$589,021
Net loss	(22,319)
Basic loss per share	(0.15)
Diluted loss per share	(0.15)
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

The following table summarizes the charges taken as part of the restructuring plan:

	Personnel	Lease abandonment costs	Total
Balance at May 22, 2008	$3,859	$11,148	$15,007
Payments	(2,194)	(2,248)	(4,442)
Accretion	—	310	310
Balance at December 31, 2008	$1,665	$9,210	$10,875
Payments	(1,611)	(3,963)	(5,574)
Accretion	—	404	404
Change in estimate	—	(534)	(534)
Balance at December 31, 2009	$54	$5,117	$5,171
Payments	(54)	(4,138)	(4,192)
Accretion	—	139	139
Balance at December 31, 2010	$—	$1,118	$1,118

Note 5.    Selected Financial Statement Information

	December 31, 2010	December 31, 2009
Accounts receivable, net:
Trade accounts receivable	$139,065	$88,174
Allowance for doubtful accounts	(76)	(84)
	$138,989	$88,090
Inventories:
Raw materials	$23,668	$21,393
Work-in-process	56,998	41,385
Finished goods	20,791	27,186
	$101,457	$89,964
Other current assets:
Precious metals reclaim	22,520	13,956
Other	10,252	6,866
	32,772	20,822
Property, plant and equipment, net:
Land	$19,691	$19,691
Buildings	92,769	89,386
Leasehold improvements	13,403	9,896
Machinery and equipment	446,805	405,173
Furniture and fixtures	6,120	5,899
Computer equipment and software	38,849	36,037
Assets in process	92,367	28,103
Total property, plant and equipment, gross	710,004	594,185
Accumulated depreciation	(357,816)	(318,200)
Total property, plant and equipment, net	$352,188	$275,985
Accrued payroll:
Accrued payroll and taxes	$15,096	$10,460
Accrued vacation, sabbatical, and sick pay	12,831	9,345
Accrued management incentive program	6,538	5,334
Self-insurance liability	1,500	1,350
	$35,965	$26,489

Note 6.    Investments in Marketable Securities
As of December 31, 2010 all short-term investments are classified as available-for-sale and have maturity dates of less than one year. All unrealized gains and losses on available-for-sale investments are included in other comprehensive income. Money market funds included in cash equivalents have been excluded. The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2010 consisted of the following:

At December 31, 2010	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale - included in cash equivalents:
U.S. treasury securities	$5,500	$—	$—	$5,500
Certificate of deposits	325	—	—	325
Available-for-sale - included in short-term marketable securities:
U.S. treasury securities	3,115	—	(2)	3,113
U.S. government-sponsored enterprise securities	26,366	4	—	26,370
Certificate of deposits	1,709	—	—	1,709
	$37,015	$4	$(2)	$37,017
The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2009 consisted of the following:

At December 31, 2009	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale - included in cash equivalents:
Certificate of deposits	$55	$—	$—	$55
Available-for-sale - included in short-term marketable securities:
U.S. treasury securities	5,540	30	—	5,570
U.S. government-sponsored enterprise securities	39,145	—	(13)	39,132
Certificate of deposits	5,656	—	(2)	5,654
	$50,396	$30	$(15)	$50,411
The contractual maturities of investments as of December 31, 2010 and 2009 were all due or callable in one year or less.
Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operational and financing cash flow factors. At December 31, 2010, all unrealized holding losses were considered to be temporary as the Company has the ability and intent to hold the investments until a recovery of fair value. During 2010, 2009 and 2008, the Company did not record any other-than-temporary impairments on its marketable securities.

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
The following summarizes the elements included in the calculation of basic and diluted net income (loss) per share for 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008
Net income (loss)	$190,837	$16,245	$(14,613)
Weighted-average shares outstanding—Basic	155,870	149,759	144,518
Dilutive securities	7,616	2,567	—
Weighted-average shares outstanding—Dilutive	163,486	152,326	144,518
Net income (loss) per common share:
Basic	$1.22	$0.11	$(0.10)
Diluted	$1.17	$0.11	$(0.10)
Options and other exercisable convertible securities excluded from the calculation as their effect would have been antidilutive are as follows:

	Year ended December 31,
	2010	2009	2008
Antidilutive securities	10,392	23,727	29,851

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
The Company performs its annual goodwill impairment test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During its annual impairment test in the fourth quarter of 2008, the price of the Company’s common stock adjusted for a control premium was significantly below the book value. The Company performed a goodwill impairment test and determined that the entire balance of goodwill was impaired and recognized an impairment of $33,871. In 2010 and 2009, no impairment of goodwill was recorded as the Company’s fair value substantially exceeded its carrying value. Information regarding the Company’s other acquisition-related intangible assets is as follows:

		December 31, 2010				December 31, 2009
	Useful Life (Years)	Gross	Accumulated Amortization	Additions/(Write-off)	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-amortizing:
Goodwill		$3,376	$—	—	$3,376	$3,376	$—	$3,376
In-process research and development		1,730	—	(365)	1,365	2,330	—	2,330
Amortizing:
In process research and development	3 – 5	600	(50)	—	550	—	—	—
Patents, trademarks and other	2 – 10	47,388	(22,547)	665	25,506	47,388	(16,693)	30,695
Total - intangible assets		$53,094	$(22,597)	$300	$30,797	$53,094	$(16,693)	$36,401

The Company's patents, trademarks and other intangible assets are being amortized over a period of two to fifteen years. During 2010, two product lines that were included in IPR&D reached technological feasibility. As a result the Company began amortizing $600 of IPR&D over a period of 5 years. Additionally in 2010, the Company abandoned and wrote off three product lines that were included in IPR&D. The Company did not incur a similar charge for 2009. During 2010, the Company acquired patents for $665 which will be amortized over a period of fifteen years. The Company did not have a similar acquisition during 2009.
Amortization expense of intangible assets was approximately as follows:

	Year ended December 31,
	2010	2009	2008
Amortization expense	$5,904	$5,407	$3,431
Amortization expense related to intangible assets at December 31, 2010 in each of the next five fiscal years and beyond is expected to be as follows:

2011	$5,960
2012	5,960
2013	5,379
2014	4,153
2015	2,211
Thereafter	2,393
$26,056

Note 9.    Bank Line
On September 30, 2010, the Company, the domestic subsidiaries of the Company (the “Guarantors”), Bank of America, N.A., as administrative agent and lender, and Union Bank, N.A.,Wells Fargo Bank, N.A., Bank of the West, BBVA Compass Bank and US Bank, as lenders (together with the Administrative Agent, the “Lenders”), entered into a Credit Agreement (the “Agreement”). The Agreement provides the Company with a three-year unsecured revolving syndicated credit facility of $200,000. The Company's obligations under the Agreement are jointly and severally guaranteed by the Guarantors.
The Company may elect to borrow at either a Eurodollar Rate or a Base Rate (each as defined in the Agreement). Eurodollar Rate loans bear interest at an amount equal to the sum of a rate per annum calculated from the British Bankers Association LIBOR rate plus a designated percentage per annum (the “Applicable Rate”). The Applicable Rate for Eurodollar Rate loan is based on the Company's consolidated total leverage ratio (as defined in the Agreement) and is subject to a floor of 2.50% per annum and a cap of 3.00% per annum. Base Rate loans bear interest at a rate equal to the higher of the federal funds rate plus 0.50%, the prime rate of the Lender plus the Applicable Rate or the Eurodollar Base Rate plus 1.0%. The Applicable Rate for Base Rate loans is subject to a floor of 1.50% per annum and a cap of 2.00% per annum. The interest payment date (as defined in the Agreement) will vary based on the type of loan but generally will be quarterly. The Company paid commitment fees, an arrangement fee and upfront fees pursuant to the terms of the Agreement. The Company will also pay a quarterly fee for any letters of credit issued under the Agreement.
The Agreement contains non-financial covenants of the Company and the Guarantors, including restrictions on the ability to create, incur or assume liens and indebtedness, make certain investments, dispositions and restricted payments, change the nature of the business, and merge with other entities subject to certain caps as defined in the agreement. The Agreement requires the Company to maintain ratios defined in the Agreement, which include a consolidated total leverage ratio as of the end of any fiscal quarter not in excess of 2.50 to 1.00, a consolidated liquidity ratio of at least 1.25 to 1.00 and a consolidated interest coverage ratio at a minimum of 3.00 to 1.00. The Company is in compliance with these covenants as of December 31, 2010.
Outstanding amounts are due in full on the maturity date of September 30, 2013, subject to a one-year extension at the Company's option and with the Lender's consent. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable.
At December 31, 2010 and for the year ended December 31, 2010 there were no amounts outstanding under the Agreement. Since there were no amounts outstanding under the Agreement, no interest cost was incurred for the Agreement. During 2010, the Company paid $1,638 of commitment fees. This Agreement replaced the $50,000 unsecured credit facility dated June 27, 2008, and amended on April 20, 2010.
Note 10.    Income Taxes
Domestic and foreign pre-tax income (loss) for 2010, 2009 and 2008 were as follows:

	Year ended December 31,
	2010	2009	2008
Domestic	$113,145	$10,686	$(15,657)
Foreign	3,384	5,964	3,797
	$116,529	$16,650	$(11,860)
Income tax (benefit) expense for 2010, 2009 and 2008 consisted of the following:

	Year ended December 31,
	2010	2009	2008
Current:
Federal	$634	$499	$1,255
State	901	217	38
Foreign	(861)	(311)	1,460
	674	405	2,753
Deferred:
Federal	(66,408)	—	—
State	(8,374)	—	—
Foreign	(200)	—	—
	(74,982)	—	—
Net income tax (benefit) expense	$(74,308)	$405	$2,753

The actual income tax expense reported for operations is different from that which would have been computed by applying the statutory federal income tax rate to income (loss) before income tax. A reconciliation of income tax expense as computed at the U.S. federal statutory income tax rate to the provision for income tax (benefit) expense for 2010, 2009 and 2008 is as follows:

	Year ended December 31,
	2010	2009	2008
Tax expense (benefit) at United States statutory rate	35.0%	35.0%	(35.0)%
State income tax, net of federal effect	0.7	0.9	0.2
Change in valuation allowance due to change in judgment regarding the potential to realize deferred tax assets	(64.4)	—	—
Change in valuation allowance due to current year change in deferred tax asset balances	(32.0)	(14.2)	(86.1)
Foreign income tax	0.1	(5.8)	22.7
Costa Rican subsidiary tax holiday	(0.9)	(9.7)	(10.3)
Deemed dividend from foreign subsidiary	—	1.5	(1.4)
Goodwill	—	—	93.0
Stock-based compensation	0.4	7.0	11.9
Business combination	—	(1.0)	5.9
Other, net	(2.7)	(11.3)	22.3
Effective tax rate	(63.8)%	2.4%	23.2%

Deferred income tax assets and liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. These temporary differences as of December 31, 2010 and 2009 were as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Fixed assets	$470	$8,756
Intangible assets	1,683	1,094
Capital research and development expenditures	10,717	14,160
Reserves and allowances	2,194	1,616
Accrued liabilities	9,185	6,774
Impairment of investment in other companies	6,310	6,550
Inventory	7,197	10,225
Net operating loss carryforwards	29,052	52,998
Capital loss carryforwards	1,019	1,383
Research and development, and other credits	9,797	11,683
Stock-based compensation	9,971	7,593
Other	—	1,445
Gross deferred tax assets	87,595	124,277
Valuation allowance	(11,391)	(124,277)
Total deferred tax assets	76,204	—
Deferred tax liabilities:
Other	(1,222)	—
Total deferred tax liabilities	(1,222)	—
Total deferred tax assets, net	$74,982	$—
The Company recorded a tax benefit of $74,308 for 2010 and tax expense of $405 and $2,753 for 2009 and 2008, respectively. The 2010 tax benefit is due to a change in the assessment of the potential to realize deferred tax assets which resulted in the release of valuation allowance. The provisions for 2009 and 2008 do not reflect a benefit for prior year losses due to a full valuation allowance against net deferred tax assets. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized. Due to strong results for 2010 and increased confidence that it will continue to generate taxable income into the foreseeable future, the Company's assessment regarding the potential to realize its deferred tax assets changed. This assessment required the Company to exercise significant judgment and make estimates about its ability to generate revenues, gross profits, operating income and taxable income in future periods. The result was the release of a majority of the valuation allowance on the deferred tax assets. The increase (decrease) in total valuation allowance for the net deferred tax assets for 2010, 2009 and 2008 were $(112,886), $806 and $22,234, respectively.
At December 31, 2010, the Company had approximately $110,264 of U.S. net operating loss carryforwards to offset future U.S. taxable income, expiring from 2023 through 2028 if unused; and $124,816 for state tax purposes, expiring from 2011 through 2028 if unused. Included in these amounts are WJ and TA net operating losses which are subject to Internal Revenue Code section 382 annual utilization limitations following an ownership change. Of the total net operating losses $49,662 were generated from stock option deductions and are not reflected in the Company's deferred tax assets. When utilized, the benefit will be credited to additional paid-in capital. The Company also had U.S. federal income tax credits of $11,263, of which $1,972 has not been recorded as a deferred tax asset as it did not meet the more likely than not criteria, and state tax credits of $1,121, of which $224 has not been recorded as a deferred tax asset. These federal and state tax credits expire at various dates between 2011 and 2030. In 2010 and 2009, the federal capital loss carryforward decreased by $931 and $9 due to the sale of a capital asset and the expiration of the statute of limitations, respectively. The remaining $2,629 of federal capital loss carryforward will offset future capital gains subject to the statute of limitations expirations in 2011 and 2012. The Company continues to maintain a valuation allowance against the tax effect of all capital loss carryforwards and certain net operating loss carryforwards, as management does not believe it is more likely than not that these benefits will be realized in future periods. Specifically, sources of capital gain taxable income were not identified to utilize capital loss carryforwards, and the statute of limitations may expire before certain state net operation loss carryforwards are utilized.
U.S. income tax legislation passed at the end of 2010 impacted the Company's deferred tax asset balances. The 2010 Tax Relief Act reinstates the research and development ("R&D") credit for two years, through 2011. This resulted in the recognition of an additional $2,009 deferred tax asset related to federal R&D credits for 2010.
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
No provision has been made for the U.S., state or additional foreign income taxes related to approximately $108,700 of undistributed earnings of foreign subsidiaries which have been, or are, intended to be permanently reinvested outside of the U.S. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested outside of the U.S. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to U.S. federal and state income taxes.
The Company's 2010 and 2009 net unrecognized tax benefits totaled $7,350 and $10,077, including accumulated interest and penalties of $3,275 and $4,128, respectively. To the extent interest and penalties would be assessed by taxing authorities of any underpayment of income taxes, such amounts are accrued and classified as a component of income tax expense on the statement of operations. Realization of the net unrecognized tax benefits would result in a favorable impact to the effective tax rate. The Company's unrecognized tax benefits anticipated to be released due to the expiration of the statute of limitations on or before December 31, 2011total $7,178. No other changes to the unrecognized tax benefits are anticipated within the next twelve months.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2009 and 2010, which includes amounts recorded in income taxes payable as well as amounts not recorded in the Company's deferred tax assets and excludes interest and penalties, is as follows:

Balance December 31, 2008	$7,761
Reductions for tax positions-prior years	(25)
Acquisition addition-current year	—
Additions for tax positions-current years	669
Expiration of statute of limitations	(615)
Balance December 31, 2009	$7,790
Reductions for tax positions-prior years	(6)
Acquisition addition-current year	—
Additions for tax positions-current years	440
Expiration of statute of limitations	(1,953)
Balance December 31, 2010	$6,271

Note 11.    Foreign Currency Exchange
The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations for each month are remeasured at the prior month’s balance sheet rate which approximates the average exchange rates for the month. To manage its exposure to foreign currency exchange rate fluctuations, the Company previously entered into derivative financial instruments, including hedges. The ineffective portion of the gain or loss on derivative instruments that are designated and qualify as cash flow hedges are immediately reported as a component of other income (expense), net. The effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized into earnings. The Company reported foreign currency (loss) gain from remeasurement activity for 2010, 2009 and 2008 as follows:

	Year ended December 31,
	2010	2009	2008
Foreign currency (loss) gain	$(569)	$(191)	$733
As of December 31, 2010 and December 31, 2009 the company had no forward currency contracts outstanding.

Note 12.    Commitments and Contingencies
On July 23, 2009, the Company filed a complaint in the United States District Court for the District of Arizona against Avago Technologies Limited, Avago Technologies U.S., and Avago Technologies Wireless IP (collectively, “Avago”). The Company's complaint seeks a declaration that four of the Avago patents are invalid and that none of TriQuint products infringe upon them. The Company's complaint also alleges that three Avago products infringe upon certain of TriQuint's U.S. patents.
Avago filed an answer and counterclaims on September 17, 2009. Avago's answer and counterclaims denies the Company's patent infringement allegations, and alleges that certain of the Company's products infringe upon ten of Avago's U.S. patents and seeks unspecified damages and injunctive relief. In response to Avago's answer and counterclaims, the Company filed an answer and counterclaims on October 16, 2009. The Company's answer and counterclaims denies Avago's patent infringement allegations, and alleges that Avago engaged in anticompetitive conduct in violation of U.S. antitrust laws, through its acquisition of the bulk acoustic wave (“BAW”) business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On March 5, 2010, Avago filed an amended answer and counterclaims asserting violation of the California Uniform Trade Secret Act and, per the court's order, the Company simultaneously filed an amended complaint, answer and counter-claim. Avago's trade secret allegations relate to Infineon information included in Avago's acquisition of Infineon's BAW division and TriQuint's employment of two former Infineon employees. On April 5, 2010, the Company filed an answer to Avago's amended answer and counterclaims, in which the Company denied Avago's allegations regarding violation of the California Uniform Trade Secret Act. Following further motion practice, on August 4, 2010 the Company filed its First Amended complaint and on August 26, 2010, Avago filed its answer and counterclaims expanding its patent and trade secret claims to include copyright infringement. On September 16, 2010, TriQuint submitted its answer, in which the Company denied Avago's allegations. On December 14, 2010, the Court held a claim construction hearing and on January 12, 2011, the Court issued its claim construction ruling.  Discovery in the case is ongoing and the Court has not set a trial date for the case. At this time, it is not possible to estimate the outcome of the litigation.

On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint's officers and directors. The case was settled on September 28, 2009 and the Company paid the plaintiffs $2,950. The settlement was expensed during 2009.
Lease Commitments
The Company currently leases certain equipment, office and manufacturing space under operating leases. Lease terms range from approximately 1 to 10 years, expiring at various dates through 2020 with options to renew at varying terms. Leases include WJ facilities which have been included in the restructuring plan as disclosed in Note 4. Commitments for minimum lease payments under non-cancelable leases as of December 31, 2010 were as follows:

2011	$3,638
2012	2,150
2013	1,605
2014	990
2015	1,010
Thereafter	5,928
$15,321
Future minimum lease payments have not been reduced by future minimum sublease rentals of $98 under an operating lease. Rent expense under cancelable and non-cancelable operating leases for 2010, 2009 and 2008 was as follows:

	Year ended December 31,
	2010	2009	2008
Building rent expense	$3,102	$3,056	$3,411

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
Customers
The Company grants trade credit to its customers, who are primarily foreign manufacturers of wireless communication devices, cable and broadcast television receivers and fiber optic communication devices. The Company performs periodic credit evaluations of its customers and generally does not require collateral; however, in certain circumstances, the Company may require letters of credit or prepayment from its customers. Sales and accounts receivable from customers are denominated in U.S. dollars. The Company has not experienced significant losses related to receivables from these individual customers. The Company purchases credit insurance for the majority of its foreign sales.

Note 14.    Stock, Stock Options and Rights
Preferred Stock
The Company has authorized capital of 5,000 shares of $.001 par value preferred stock. Holders of the preferred stock are entitled to one thousand votes for each share of preferred stock on all matters submitted to a vote of the Company’s stockholders. At December 31, 2010, the Company had no shares of preferred stock issued or outstanding.
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
2008 Inducement Award Plan
The 2008 Inducement Award Plan provides for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers and directors employed by the company or any parent or subsidiary. The options granted thereunder must have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the Plan may not exceed 10 years.
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
The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans at December 31, 2010:

	Authorized	Available	Outstanding
1996 Stock Incentive Program(1)	41,050	2,231	18,898
1998 Nonstatutory Stock Option Plan (2)	4,000	—	74
Sawtek 2nd Stock Option Plan(1)	2,331	162	215
2008 Inducement Award Plan	1,600	91	1,311
2009 Incentive Plan	12,650	4,621	7,938
Total	61,631	7,105	28,436
______________

(1)	Shares are only available for issuance under the 2009 Incentive Plan after reregistration.

(2)	Shares will be retired upon cancellation.

 Subject to the discretion of the Board of Directors and beginning in 2006, outstanding options granted to new employees under the Plans generally vest and become exercisable at the rate of 25% at the end of the first year, and thereafter at a rate of 6.25% per quarter until fully vested. Options granted to current employees generally become exercisable at the rate of 25% per quarter during either the third or fourth year following the grant, or quarterly over four years, or as approved by the Compensation Committee. All options granted to employees generally expire 10 years after the grant date. Annual option grants to sitting board members generally expire five years after the grant date. Option grants to newly elected board members generally expire ten years after the grant date.
The following summarizes the Company’s stock option transactions for 2010, 2009 and 2008:

	Year ended December 31,
	2010		2009		2008
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	30,101	$7.96	29,851	$9.36	27,321	$9.55
Granted	7,521	$7.37	5,772	$3.00	6,050	$6.18
Exercised	(6,360)	$5.50	(2,526)	$4.38	(2,158)	$3.27
Forfeitures	(2,826)	$31.38	(2,996)	$15.32	(1,362)	$8.18
Outstanding at end of year	28,436	$6.03	30,101	$7.96	29,851	$9.36
Exercisable at end of year	14,208	$6.35	18,095	$10.23	18,787	$11.58
The aggregate intrinsic value of options exercised during 2010, 2009 and 2008 was $27,539, $6,992 and $6,060, respectively. Fully vested outstanding options at December 31, 2010 had an aggregate intrinsic value of $81,045, based upon the Company’s closing stock price on that date of $11.69 per share. Fully vested outstanding options at December 31, 2009 had an aggregate intrinsic value of $15,591, based upon the Company’s closing stock price on that date of $6.00 per share. The aggregate intrinsic value of all outstanding options at December 31, 2010, 2009 and 2008 was $166,360, $35,630 and $735, respectively. The Company issues new shares of common stock upon exercise of stock options.

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life-Years	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price
$ 1.69 – $ 3.00	4,155	8.16	$2.16	447	$2.18
$ 3.01 – $5.00	4,975	4.91	$4.13	4,481	$4.11
$ 5.01 – $7.00	9,923	6.49	$6.01	6,309	$5.82
$ 7.01 – $10.00	7,410	8.08	$7.39	1,428	$8.11
$ 10.01 – $43.23	1,973	2.68	$13.92	1,543	$14.59
$ 1.69 – $43.23	28,436	6.61	$6.03	14,208	$6.35
The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model during 2010, 2009 and 2008, to determine the fair value of employee stock options and employee ESPP rights granted during each period:

Stock Options	2010	2009	2008
Risk free interest rates	2.6%	1.6%	2.9%
Expected life in years	4.79 years	4.14 years	4.15 years
Expected dividend yield	—%	—%	—%
Expected volatility	60.6%	57.8%	50.7%
Estimated annualized forfeiture rate	7.5%	7.7%	8%

Employee Stock Purchase Plans	2010	2009	2008
Risk free interest rates	0.2%	0.6%	2.3%
Expected life in years	0.5 years	0.5 years	0.5 years
Expected dividend yield	—%	—%	—%
Expected volatility	56.3%	88.8%	56%
Estimated annualized forfeiture rate	4%	4%	8%
The Company determines its risk-free rate assumption based upon the U.S. Treasury yield for obligations with contractual lives similar to the expected lives of the Company’s option grants and ESPP subscription periods. The expected life represents the weighted average period the options are expected to remain outstanding, based upon historical experience. The dividend yield assumption is based on the Company’s historical and anticipated dividend distributions. The expected volatility is based upon a blend of the Company’s historical volatility of its stock price and its exchange traded options for the expected life of the award. Forfeitures are estimated based upon historical and anticipated future experience for the expected life of the award. Based upon these assumptions, the Company has estimated the per share weighted-average grant fair value of its options granted during 2010, 2009, and 2008 as follows:

	Year ended December 31,
	2010	2009	2008
Weighted-average grant fair value	$3.86	$1.40	$2.67

Stock-based compensation expense recognized in 2010, 2009 and 2008 consisted of stock-based compensation expense related to unvested grants of employee stock options and the Company’s ESPP. The table below summarizes the stock-based compensation expense for 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008
Stock-based compensation expense included in cost of goods sold	$4,652	$3,492	$4,338
Operating expenses:
Research, development and engineering	6,337	5,685	2,712
Selling, general and administrative	6,571	5,008	4,453
Stock-based compensation expense included in operating expenses	12,908	10,693	7,165
Total stock-based compensation expense included in income from operations	$17,560	$14,185	$11,503
As of December 31, 2010, the total future compensation expense related to the current unvested stock options and the ESPP, net of estimated forfeitures, is expected to be approximately $33,526. This expense is expected to be recognized over a weighted average period of approximately 30 months.
Employee Stock Purchase Plan ("ESPP")
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
During 2010, 2009 and 2008, the approximate number of the Company’s common stock that was purchased under the ESPP was as follows:

	Year ended December 31,
	2010	2009	2008
Shares purchased	1,824	3,397	2,294
The Company issues new shares of common stock for purchases through the ESPP. The 1998 ESPP expired in December 2007, and the 2007 Employee Stock Purchase Plan (the “2007 ESPP”) was approved by the Company’s stockholders in May 2007.
The 2007 ESPP went into effect on June 1, 2007 and provides for six month offering and purchase periods. Participants are able to purchase shares at 85% of the lower of the closing sales price of the Company’s common stock on the first or last day of the six month purchase period. Approximately 2,000 shares are reserved for issuance under the 2007 ESPP, subject to annual increases commencing January 1, 2008 of the lesser of (i) 3,000 shares, (ii) 1.5% of the number of shares outstanding on the last day of the immediately preceding fiscal year or (iii) an amount determined by the board of directors. As of December 31, 2010, 2,085 shares were reserved for issuance under the 2007 ESPP. The 2007 ESPP will expire in February

2017.
In August 2009, the Company’s board amended the 2007 ESPP to change the offering period dates from the first business days of June and December to the first business days of May and November of each year, commencing with the December 2009 offering.
Preferred Shares Rights Plan
On June 30, 1998, the Company adopted a Preferred Shares Rights Agreement (the “Agreement”). Pursuant to the Agreement, rights were granted as a dividend at the rate of one right for each share of TriQuint common stock, held by stockholders of record as of the close of business on July 24, 1998. Initially, under the Agreement, each right entitled the registered holder to buy one share of preferred stock for $20.83. On April 5, 2000, the Company approved an amendment to the Agreement to increase the per unit price to $200.00. These prices are reflective of all stock splits. The rights will become exercisable only if a person or group (other than stockholders currently owning 15% of the Company’s common stock) acquires beneficial ownership of 15% or more of the Company’s common stock, or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock. Initially, under the agreement, the rights expired on June 29, 2008, unless redeemed or exchanged. On June 23, 2008 the plan was amended to change the expiration date to June 29, 2018. On March 12, 2010 the Agreement was terminated.

Note 15.    Employee Benefit Plans
The Company has a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees in the U.S. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. Company contributions to the 401(k) Plan were as follows:

	Year ended December 31,
	2010	2009	2008
401(k) Plan contributions	$4,053	$3,426	$3,021
During the fourth quarter of 2004, the Company’s Board of Directors approved a non-qualified deferred compensation plan (the “Compensation Plan”). Under the Compensation Plan, employees who are eligible to participate and members of the Board of Directors, are provided with the opportunity to defer a specified percentage of their cash compensation which the Company will be obligated to deliver on a future date. At the time of deferral, the Company allocates the deferred monies to a trust account that is invested at the participants’ election. The amount of compensation to be deferred by each participating employee or board member will be based on elections by each participant and adjusted for any positive or negative investment results from investment alternatives selected by the participant under the Compensation Plan. The liability for the deferred compensation and the value of the funds allocated to the trust by the Company are included on the Company's balance sheet as follows:

	December 31, 2010	December 31, 2009
Other non-current assets, net:
Compensation Plan funds	$2,971	$1,899
Other long-term liabilities:
Deferred compensation	$2,971	$1,899
The Company also has a pension obligation related to its German subsidiary, acquired as a result of the Company’s purchase of the Infineon Technologies AG, GaAs business in 2002. The pension liability becomes payable when the covered employees reach the age of 60 or 65 and the Company has elected to secure the liability through a reinsurance program paid for by the Company. The Company has included the obligation to deliver the pension obligation in the “Other long-term liabilities” line item on its consolidated balance sheet and the insurance receivables in the “Other noncurrent assets, net.” The value of the pension obligation at December 31, 2010 and 2009 was $2,793 and $2,628, respectively. The value of the insurance receivable at December 31, 2010 and 2009 was $3,193 and $3,420, respectively. Additional disclosures have not been included due to the insignificance of the plan.

Note 16.    Investments in Other Companies
In previous years, the Company had made a number of investments in small, privately held technology companies in which the Company has held less than 20% of the capital stock or held notes receivable. The Company accounts for all of these investments at cost unless their value has been determined to be other than temporarily impaired, in which case the Company writes the investment down to its estimated fair value. The Company reviews these investments periodically for impairment and makes appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During the Company’s review, the Company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation could result in additional other-than-temporary losses in future periods.

In addition, as a result of the sale of our former optoelectronics operations, the Company received as partial consideration $4,500 of preferred stock and an unsecured promissory note from CyOptics for $5,633, that was discounted by $2,292 to reflect the current market rate for similar debt of comparable companies. CyOptics paid $1,480 and $1,495 towards the promissory note during 2010 and 2009, respectively. In 2008, the Company impaired the carrying value of the investment by $2,517. The carrying value of the investment is $201 as of December 31, 2010.

During 2010, the Company recovered $1,340 from a previously impaired investment as the result of the investment being purchased by another company. The Company did not record a similar benefit during 2009 or 2008.

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
The Company’s chief operating decision makers are considered to be the senior management team consisting of the President and Chief Executive Officer (the “CEO”), the Chief Financial Officer (the “CFO”), and the Vice President of Worldwide Operations. Results of operations are provided and analyzed at a consolidated level. Key resources, decisions, and assessment of performance is done at a consolidated level. Thus, the Company has concluded at December 31, 2010 that it has only one reportable operating segment. The Company will re-assess its conclusions at least annually.
The Company’s revenue by business market (as a percentage of total revenues) was as follows:

	Year ended December 31,
	2010	2009	2008
Business market:
Mobile Devices	66%	67%	63%
Networks	24%	21%	26%
Defense and Aerospace	10%	12%	11%
	100%	100%	100%

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

	Year ended December 31,
	2010	2009	2008
Revenues (origin):
United States	$878,703	$654,301	$573,431
Costa Rica	25,947	23,252	21,653
Eliminations	(25,947)	(23,252)	(21,653)
	$878,703	$654,301	$573,431
Income (loss) from operations:
United States and other	$114,374	$14,769	$(15,610)
Costa Rica	1,766	1,858	1,725
	$116,140	$16,627	$(13,885)

	December 31, 2010	December 31, 2009
Property, plant and equipment, net:
United States	$321,597	$246,301
Costa Rica	26,774	27,502
Other	3,817	2,182
	$352,188	$275,985
The Company’s products are sold to customers in various countries and shipped to factories around the world. International customer revenues representing approximately 10% or more of the Company’s total revenues for each period are as follows:

	Year ended December 31,
	2010	2009	2008
International Customer Revenue:
China	$317,547	$225,569	$137,064
Hong Kong	89,947	70,480	73,072
Other	144,331	119,957	198,691
	$551,825	$416,006	$408,827
There were no other countries from which revenues represented 10% or more of total revenues for the periods presented.

Revenues from customers representing approximately 10% or more of total revenues for each period are as follows (as a percentage of total revenues):

	Year ended December 31,
	2010	2009	2008
Futaihua Industrial (Shenzhen) Co Ltd, a sister company of Foxconn	25%	20%	12%
Related receivables from customers representing approximately 10% or more of total revenues for each period are as follows (as a percentage of total trade receivables):

	Year ended December 31,
	2010	2009	2008
Futaihua Industrial (Shenzhen) Co Ltd, a sister company of Foxconn	28%	18%	9%

Note 18.    Summarized Quarterly Data (Unaudited)

	Year ended December 31, 2010 Quarters
	1st	2nd	3rd(2)	4th(3)	Total
	(In thousands, except per share data)
Revenues	$180,838	$207,478	$236,998	$253,389	$878,703
Gross profit	$68,499	$85,483	$97,959	$98,897	$350,838
Net income	$13,709	$22,459	$112,175	$42,494	$190,837
Net income per common share(1)
Basic	$0.09	$0.14	$0.72	$0.27	$1.22
Diluted	$0.09	$0.14	$0.69	$0.25	$1.17
	Year ended December 31, 2009 Quarters
	1st	2nd(4)	3rd	4th	Total
	(In thousands, except per share data)
Revenues	$118,947	$169,063	$172,955	$193,336	$654,301
Gross profit	$23,298	$54,571	$58,442	$72,269	$208,580
Net income (loss)	$(15,644)	$3,903	$10,511	$17,475	$16,245
Net income (loss) per common share(1)
Basic	$(0.11)	$0.03	$0.07	$0.11	$0.11
Diluted	$(0.11)	$0.03	$0.07	$0.11	$0.11
 ______________

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

(2)	During the third quarter of 2010, the Company recorded a tax benefit of $73,367 due to the release of the valuation allowance.

(3)
During the fourth quarter of 2010, the Company received $1,340 for the recovery of a previously impaired investment. The Company also recorded a tax benefit of $4,436 primarily due to the recognition of a deferred tax asset related to R&D credits resulting from a change in tax legislation that was passed at the end of 2010.

(4)	During the second quarter of 2009, the Company incurred $2,950 in costs associated with the settlement of the derivative lawsuit.

Schedule II
TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
For the Years ended December 31, 2010, 2009 and 2008
(in thousands)

Date	Allowance for Doubtful Accounts
Balance at December 31, 2007	$30
Deductions charged to costs and expenses	165
Write-offs	(175)
Balance at December 31, 2008	$20
Additions charged to costs and expenses	77
Write-offs	(13)
Balance at December 31, 2009	$84
Additional charged to costs and expenses	54
Write-offs	(62)
Balance at December 31, 2010	$76