Form 10-Q
period 2011-04-02
TRIQUINT SEMICONDUCTOR INC
filed 2011-05-11
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File Number 0-22660
_____________________
TRIQUINT SEMICONDUCTOR, INC.
(Exact name of registrant as specified in its charter)
_____________________

Delaware	95-3654013
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
2300 N.E. Brookwood Parkway,
Hillsboro, Oregon 97124
(Address of principal executive offices) (Zip code)
(503) 615-9000
(Registrant’s telephone number, including area code)
_____________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of May 5, 2011, there were 164,216,128 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	April 2, 2011	April 3, 2010
Revenues	$224,323	$180,838
Cost of goods sold	136,929	112,339
Gross profit	87,394	68,499
Operating expenses:
Research, development and engineering	36,476	30,779
Selling, general and administrative	25,229	23,496
Litigation expense	5,399	985
Total operating expenses	67,104	55,260
Income from operations	20,290	13,239
Other (expense) income:
Interest income	104	111
Interest expense	(387)	(204)
Foreign currency loss	(56)	(215)
Recovery of investment	151	—
Other, net	23	5
Total other expense, net	(165)	(303)
Income before income tax	20,125	12,936
Income tax expense (benefit)	7,686	(773)
Net income	$12,439	$13,709
Net income per common share:
Basic	$0.08	$0.09
Diluted	$0.07	$0.09
Common equivalent shares:
Basic	162,413	153,554
Diluted	172,822	159,499

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	April 2, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$160,080	$192,464
Investments in marketable securities	38,743	31,192
Accounts receivable, net	132,532	138,989
Inventories	124,487	101,457
Prepaid expenses	6,996	7,270
Deferred tax assets, net	42,327	42,327
Other current assets	41,254	32,772
Total current assets	546,419	546,471
Property, plant and equipment, net	378,380	352,188
Goodwill	3,376	3,376
Intangible assets, net	25,924	27,421
Deferred tax assets – noncurrent, net	28,440	32,655
Other noncurrent assets, net	19,912	15,991
Total assets	$1,002,451	$978,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,583	$79,154
Accrued payroll	31,631	35,965
Other accrued liabilities	10,622	12,128
Total current liabilities	120,836	127,247
Long-term liabilities:
Long-term income tax liability	7,414	7,350
Other long-term liabilities	9,953	9,486
Total liabilities	138,203	144,083
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 600,000,000 shares authorized, 163,182,069 and 161,463,280 shares issued and outstanding at April 2, 2011 and December 31, 2010, respectively	163	161
Additional paid-in capital	640,743	622,958
Accumulated other comprehensive income	483	480
Retained earnings	222,859	210,420
Total stockholders’ equity	864,248	834,019
Total liabilities and stockholders’ equity	$1,002,451	$978,102
The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months Ended
	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net income	$12,439	$13,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,241	13,131
Stock-based compensation charges	4,905	3,652
Change in deferred income taxes	4,215	—
Other	387	136
Changes in assets and liabilities:
Accounts receivable, net	6,457	(11,043)
Inventories	(22,760)	(2,196)
Other assets	(8,750)	(6,622)
Accounts payable and accrued expenses	(1,326)	645
Net cash provided by operating activities	10,808	11,412
Cash flows from investing activities:
Purchase of available-for-sale investments	(10,902)	(17,416)
Maturity/sale of available-for-sale investments	3,354	13,831
Other	77	381
Capital expenditures	(51,843)	(12,942)
Net cash used in investing activities	(59,314)	(16,146)
Cash flows from financing activities:
Subscription/issuance of common stock, net	15,334	6,220
Excess tax benefit from stock-based compensation arrangements	788	600
Net cash provided by financing activities	16,122	6,820
Net (decrease) increase in cash and cash equivalents	(32,384)	2,086
Cash and cash equivalents at beginning of period	192,464	103,579
Cash and cash equivalents at end of period	$160,080	$105,665
Supplemental disclosures:
Change in timing of payments related to capital expenditures	$(11,684)	$(132)
Cash paid for income taxes	$2,941	$292
The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1.	Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the accounting for income taxes and the accounting for stock-based compensation. In the opinion of management, the condensed consolidated financial statements include all material adjustments, consisting only of normal, recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of and for the fiscal year ended December 31, 2010, included in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on February 24, 2011.

2.	Recent Accounting Pronouncements
In April 2010, the FASB issued authoritative guidance regarding, “Revenue Recognition-Milestone Method,” which provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance considered to be substantive. The new standard is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. The adoption of this standard during the three months ended April 2, 2011, did not have a material effect on the Company's financial position, results of operations or cash flows.
In October 2010, the FASB issued updated authoritative guidance regarding “Multiple-Delivered Revenue Arrangements,” which updates “Revenue Recognition—Multiple Element Arrangements,” to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relevant selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Upon adoption, application of the “residual method” is no longer permitted and entities are required to disclose more information about their multiple-element revenue arrangements. The new standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard during the three months ended April 2, 2011, did not have a material effect on the Company's financial position, results of operations or cash flows.
In August 2009, the FASB issued amendments to authoritative guidance regarding “ Fair Value Measurements and Disclosures” to provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The disclosure requirements about purchases, sales, issuances, and settlements relating to Level 3 measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. See Note 3 for information and related disclosures regarding the Company's fair value measurements.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

				Fair Value Measurements as of
	Carrying Amount	Total Fair Value		April 2, 2011
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$15,127	$15,127	$15,127	$—	$—	$—
Cash equivalents	144,953	144,953	—	78,434	66,519	—
Short-term—marketable securities	38,743	38,743	—	5,884	32,859	—
Non-qualified deferred compensation plan	3,548	3,548	—	3,548	—	—
Total	$202,371	$202,371	$15,127	$87,866	$99,378	$—
Liabilities:
Earnout payment liability	$1,405	$1,405	$—	$—	$—	$1,405
Non-qualified deferred compensation plan	3,548	3,548	—	3,548	—	—
Total	$4,953	$4,953	$—	$3,548	$—	$1,405
				Fair Value Measurements as of
	Carrying Amount	Total Fair Value		December 31, 2010
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$72,422	$72,422	$72,422	$—	$—	$—
Cash equivalents	120,042	120,042	—	120,042	—	—
Short-term—marketable securities	31,192	31,192	—	4,822	26,370	—
Non-qualified deferred compensation plan	2,971	2,971	—	2,971	—	—
Total	$226,627	$226,627	$72,422	$127,835	$26,370	$—
Liabilities:
Earnout payment liability	$1,365	$1,365	$—	$—	$—	$1,365
Non-qualified deferred compensation plan	2,971	2,971	—	2,971	—	—
Total	$4,336	$4,336	$—	$2,971	$—	$1,365
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
On April 2, 2011, the Company remeasured the fair value of the Level 3 earnout payment liability. The Company used an income based method to measure the fair value of this liability. The earnout payment liability resulted from the acquisition of TriAccess Technologies, Inc. ("TA") on September 3, 2009 and represents an obligation to pay up to $5,000 to the former TA shareholders over three years.
Details of the Level 3 fair value measurements are as follows:

Ending earnout payment liability at December 31, 2010	$1,365
Accretion	40
Ending earnout payment liability at April 2, 2011	$1,405

4.	Investments in Cash Equivalents and Marketable Securities
As of April 2, 2011 all short-term investments are classified as available-for-sale and have maturity dates of less than one year. All unrealized gains and losses on available-for-sale investments are included in other comprehensive income. The cost, net unrealized holding gains, net unrealized holding losses and fair value of available-for-sale investments by types and classes of security at April 2, 2011 consisted of the following:

At April 2, 2011	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale-included in cash equivalents:
Corporate debt securities	$66,519	$—	$—	$66,519
Money market funds and other	78,434	—	—	78,434
Available-for-sale-included in short-term marketable securities:
U.S. treasury securities and obligations of U.S government agencies	14,690	1	—	14,691
U.S. government-sponsored enterprise securities	22,252	7	—	22,259
Corporate debt securities	1,286	—	(1)	1,285
Certificates of deposit	508	—	—	508
	$183,689	$8	$(1)	$183,696
The cost, net unrealized holding gains, net unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2010 consisted of the following:

At December 31, 2010	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale-included in cash equivalents:
U.S. treasury securities	$5,500	$—	$—	$5,500
Certificates of deposit	325	—	—	325
Money market funds and other	114,217	—	—	114,217
Available-for-sale-included in short-term marketable securities:
U.S. treasury securities	3,115	—	(2)	3,113
U.S. government-sponsored enterprise securities	26,366	4	—	26,370
Certificate of deposits	1,709	—	—	1,709
	$151,232	$4	$(2)	$151,234
The contractual maturities of investments as of April 2, 2011 and December 31, 2010 were all due or callable in one year or less.
Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operational and financing cash flow factors. At April 2, 2011, all unrealized holding losses were considered to be temporary as the Company has the ability and intent to hold the investments until a recovery of fair value. During the three months ended April 2, 2011 the Company did not record any other-than-temporary impairments on its marketable securities.

5.	Business Combinations

WJ Communications, Inc. (“WJ”)
As part of its acquisition of WJ, the Company committed to a restructuring plan to consolidate facilities in San Jose, California and China and to reduce certain redundant positions in the WJ operations as a result of the acquisition. All payments related to this restructuring were completed during the three months ended April 2, 2011.

The following table summarizes the charges taken as part of the restructuring plan during the three months ended April 2, 2011:

	Lease abandonment costs	Total
Balance at December 31, 2010	$1,118	$1,118
Payments	(1,118)	(1,118)
Balance at April 2, 2011	$—	$—

6.	Net Income Per Share

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

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended
	April 2, 2011	April 3, 2010
Net income	$12,439	$13,709
Shares for net income per share:
Weighted-average shares outstanding—Basic	162,413	153,554
Dilutive securities	10,409	5,945
Weighted-average shares outstanding—Diluted	172,822	159,499

The following options were excluded from the calculation as their effect would have been antidilutive:

	Three Months Ended
	April 2, 2011	April 3, 2010
Antidilutive securities	1,330	12,315

7.	Comprehensive Income

The components of other comprehensive income were as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
Net income	$12,439	$13,709
Other comprehensive gain (loss):
Net unrealized gain (loss) on available for sale investments	3	(31)
Comprehensive income	$12,442	$13,678

8.	Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	April 2, 2011	December 31, 2010
Inventories:
Raw materials	$31,974	$23,668
Work-in-process	65,600	56,998
Finished goods	26,913	20,791
Total inventories	$124,487	$101,457

9.	Property, Plant and Equipment

Property, plant and equipment for operations consisted of the following:

	April 2, 2011	December 31, 2010
Land	$19,691	$19,691
Buildings	92,836	92,769
Leasehold improvements	15,787	13,403
Machinery and equipment	461,521	446,805
Furniture and fixtures	6,239	6,120
Computer equipment and software	41,235	38,849
Assets in process	111,445	92,367
Total property, plant and equipment, gross	748,754	710,004
Accumulated depreciation	(370,374)	(357,816)
Total property, plant and equipment, net	$378,380	$352,188

The Company reported depreciation expense as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
Depreciation expense	$13,744	$11,645

10.	Goodwill and Other Acquisition-Related Intangible Assets

The Company is required to perform an impairment analysis on its goodwill at least annually, or when events and circumstances warrant. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. The Company is considered one reporting unit. As a result, to determine whether or not goodwill may be impaired, the Company compares its book value to its market capitalization. If the trading price of the Company’s common stock as adjusted for factors such as a control premium, is below the book value per share at the date of the annual impairment test or if the average trading price of the Company’s common stock is below book value per share for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value. If the comparison of book value to estimated market value indicates impairment, then the Company compares the implied fair value of goodwill to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess.

The Company performs its annual goodwill impairment test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During the three months ended April 2, 2011, there were no impairments recorded or impairment indicators present.

Information regarding the Company’s acquisition-related intangible assets is as follows:

		As of April 2, 2011			December 31, 2010
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$3,376	$—	$3,376	$3,376	$—	$3,376
Amortizing intangible assets
In process research and development	3-5	850	(94)	756	600	(50)	550
Patents, trademarks and other	2-15	48,053	(24,000)	24,053	48,053	(22,547)	25,506
		48,903	(24,094)	24,809	48,653	(22,597)	26,056
Non-amortizing intangible assets
In process research and development		1,115	—	1,115	1,365	—	1,365
Total goodwill and intangible assets		$53,394	$(24,094)	$29,300	$53,394	$(22,597)	$30,797

Amortization expense related to intangible assets was $1,497 and $1,486 for the three months ended April 2, 2011 and April 3, 2010, respectively.

The changes in the gross carrying amount of goodwill and intangible assets are as follows:

	Goodwill and Intangible Assets
	Goodwill	In process research and development- non-amortizing	In process research and development- amortizing	Patents, trademarks and other	Total
Balance as of December 31, 2010	$3,376	$1,365	$600	$48,053	$53,394
Additions (deductions) during the period	—	(250)	250	—	—
Balance as of April 2, 2011	$3,376	$1,115	$850	$48,053	$53,394

The Company’s patents, trademarks and other intangible assets are being amortized over a period of two to fifteen years. During the three months ended April 2, 2011 a product line that was included in non-amortizing in process research and development (IPR&D) reached technological feasibility. As a result, the Company transferred $250 to amortizing IPR&D and began amortizing this amount over a period of 3 years. During the three months ended April 2, 2011, no other product line reached technological feasibility or was abandoned and written off.

11.	Bank Line
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

The Company may elect to borrow at either a Eurodollar Rate or a Base Rate (each as defined in the Agreement). Eurodollar Rate loans bear interest at an amount equal to the sum of a rate per annum calculated from the British Bankers Association LIBOR rate plus a designated percentage per annum (the “Applicable Rate”). The Applicable Rate for Eurodollar Rate loans is based on the Company’s consolidated total leverage ratio (as defined in the Agreement) and is subject to a floor of 2.50% per annum and a cap of 3.00% per annum. Base Rate loans bear interest at a rate equal to the higher of the federal funds rate plus 0.50%, the prime rate of the Lender plus the Applicable Rate or the Eurodollar Base Rate plus 1.0%. The Applicable Rate for Base Rate loans is subject to a floor of 1.50% per annum and a cap of 2.00% per annum. The interest payment date (as defined in the Agreement) will vary based on the type of loan but generally will be quarterly. The Company paid commitment fees, an arrangement fee and upfront fees pursuant to the terms of the Agreement. The Company will also pay a quarterly fee for any letters of credit issued under the Agreement.
The Agreement contains non-financial covenants of the Company and the Guarantors, including restrictions on the ability to create, incur or assume liens and other debt, make certain investments, dispositions and restricted payments, change the nature of the business, and merge with other entities subject to certain caps as defined in the agreement. The Agreement requires the Company to maintain ratios defined in the Agreement, which include a consolidated total leverage ratio as of the end of any fiscal quarter not in excess of 2.50 to 1.00, a consolidated liquidity ratio of at least 1.25 to 1.00 and a consolidated interest coverage ratio at a minimum of 3.00 to 1.00. The Company is in compliance with these covenants as of April 2, 2011.
Outstanding amounts are due in full on the maturity date of September 30, 2013, subject to a one-year extension at the Company’s option and with the Lenders' consent. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable.
At April 2, 2011 and December 31, 2010, there were no amounts outstanding under the Agreement. Since there were not amounts outstanding under the Agreement, no interest cost was incurred during the quarter ended April 2, 2011.

12.	Stock-Based Compensation

Stock-based compensation expense consists of vesting grants of employee stock options and the employee stock purchase program. The table below summarizes the stock-based compensation expense for the three months ended April 2, 2011 and April 3, 2010:

	Three Months Ended
	April 2, 2011	April 3, 2010
Stock-based compensation expense:
Cost of goods sold	$1,219	$957
Research, development and engineering	1,787	1,399
Selling, general and administrative	1,899	1,296
Total stock-based compensation expense included in income from operations	$4,905	$3,652

Stock Option Plans

The following summarizes the Company’s stock option transactions for the three months ended April 2, 2011:

	Three months ended
	April 2, 2011
	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2010	28,436	$6.03
Granted	4,640	12.65
Exercised	(1,719)	6.88
Forfeitures	(322)	21.77
Outstanding at April 2, 2011	31,035	$6.81

13.	Income Taxes

The Company recorded tax expense of $7,686 for the three months ended April 2, 2011 and a tax benefit of $773 for the three months ended April 3, 2010. The tax expense for the three months ended April 2, 2011 was primarily associated with U.S. federal and state taxes. For the three months ended April 3, 2010, the tax benefit resulted primarily from the release of certain previously recorded tax liabilities due to the expiration of the statute of limitations.

No provision has been made for U.S., state or additional foreign income taxes related to approximately $108,700 of undistributed earnings of foreign subsidiaries which have been, or are intended to be permanently reinvested outside of the United States. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested outside of the United States. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to U.S. federal and state income taxes.

Due to agreements with the Costa Rican government, the Company was granted a 100% income tax exemption through March 2017, subject to the Company meeting certain employment and investment requirements.

Deferred Income Taxes

As of April 2, 2011, deferred tax assets of $70,767, net of an $11,525 valuation allowance, were recorded on the balance sheet. As of December 31, 2010, the Company recorded deferred tax assets of $74,982, net of a valuation allowance of $11,391.

The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized. Due to strong results and increased confidence that it will continue to generate taxable income into the foreseeable future, the Company released a majority of the valuation allowance on the deferred tax assets during 2010. The Company continues to maintain a valuation allowance against the tax effect of all capital loss carryforwards and certain state net operating loss carryforwards, as management does not believe it is more likely than not that these benefits will be realized in future periods.

Unrecognized Tax Benefits

In the three months ended April 2, 2011, net unrecognized tax benefits increased $64. This was due to the accrual of interest. Interest and penalties associated with unrecognized tax benefits are accrued and classified as a component of tax expense on the statement of operations. The Company's unrecognized tax benefits anticipated to be released due to the expiration of the statute of limitations on or before December 31, 2011 total $7,333. No other changes to the unrecognized tax benefits are anticipated within the next twelve months.

Net unrecognized tax benefits at April 2, 2011 and December 31, 2010 were as follows:

	April 2, 2011	December 31, 2010
Net unrecognized tax benefits	$7,414	$7,350

14.	Commitments and Contingencies

Legal Matters

On July 23, 2009, the Company filed a complaint in the United States District Court for the District of Arizona against Avago Technologies Limited, Avago Technologies U.S., and Avago Technologies Wireless IP (collectively, “Avago”). The Company’s complaint seeks a declaration that four Avago patents are invalid and that none of TriQuint products infringe upon them. The Company’s complaint also alleges that three Avago products infringe upon certain of TriQuint’s U.S. patents.

Avago filed an answer and counterclaims on September 17, 2009. Avago’s answer and counterclaims denies the Company’s patent infringement allegations, and alleges that certain of the Company’s products infringe upon ten of Avago’s U.S. patents and seeks unspecified damages and injunctive relief. In response to Avago’s answer and counterclaims, the Company filed an answer and counterclaims on October 16, 2009. The Company’s answer and counterclaims denies Avago’s patent infringement allegations, and alleges that Avago engaged in anticompetitive conduct in violation of U.S. antitrust laws, through its acquisition of the bulk acoustic wave (“BAW”) business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On March 5, 2010, Avago filed an amended answer and counterclaims asserting violation of the California Uniform Trade Secret Act and, per the court’s order, the Company simultaneously filed an amended complaint, answer and counter-claim. Avago’s trade secret allegations relate to Infineon information included in Avago’s acquisition of Infineon’s BAW division and TriQuint’s employment of two former Infineon employees. On April 5, 2010, the Company filed an answer to Avago’s amended answer and counterclaims, in which the Company denied Avago’s allegations regarding violation of the California Uniform Trade Secret Act. Following further motion practice, on August 4, 2010 TriQuint filed its First Amended complaint and on August 26, 2010 Avago filed its answer and counterclaims expanding its patent and trade secret claims to include copyright infringement. On September 16, 2010, TriQuint submitted its answer, in which the Company denied Avago’s allegations. On December 14, 2010, the Court held a claim construction hearing and on January 12, 2011, the Court issued its claim construction ruling. Discovery in the case is ongoing and the Court has not set a trial date for the case. At this time, the Company does not believe it is possible to estimate the outcome of the litigation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The discussion in this Report contains forward-looking statements, including statements regarding key advantages of our products and the benefits to our customers, participation in government programs and expansion of programs in the future, projected working capital and capital expenditures, potential investment needs, ongoing litigation, and other statements preceded by terminology such as “believes,” “continue,” “could,” “estimates,” “expects,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking statements made below, including, those related to expected demand and growth in the wireless mobile devices, networks and defense & aerospace markets; factory utilization rates; our longer term strategies, including transitioning from a technology provider to a solutions supplier; changes in our critical accounting estimates; the reasonableness of our estimates; the ability to enter into defense & aerospace contracts; our ability to meet our revenue guidance and penetrate our market; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; expected capital expenditures; the outcome of ongoing litigation; and other factors and risks referenced in this Report on Form 10-Q and in Item 1A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 entitled “Risk Factors.” In addition, historical information should not be considered an indicator of future performance.

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

Overview
We are a supplier of high performance modules, components and foundry services for communications applications. We design, develop and manufacture advanced high-performance RF solutions with gallium arsenide ("GaAs"), gallium nitride ("GaN"), surface acoustic wave ("SAW") and bulk acoustic wave ("BAW") technologies for customers worldwide. We serve growing markets and a diverse customer base of manufacturers building connected mobile devices, 3G/4G cellular base stations, triple-play cable solutions, fiber optic networks, wireless local area networks, worldwide interoperability for microwave access/long term evolution, global positioning systems and defense & aerospace applications.
Strategy and Industry Considerations
We provide our customers with high-performance, low-cost solutions for applications in the mobile device, networks, and defense & aerospace markets. Our mission is “Connecting the Digital World to the Global Network®,” and we accomplish this through a diversified product portfolio within the communications and defense markets. In the mobile device market, we provide high performance devices such as integrated modules, duplexers, small signal components, power amplifiers, switches and RF filters. In the networks market, we are a supplier of an extensive portfolio of GaAs microwave monolithic integrated circuits and transistors and SAW and BAW filter components. We provide the defense & aerospace market with phased-array antenna and communications components. We have been a leader in GaN development since 1999.

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
Revenue grew $43.5 million for the three months ended April 2, 2011 compared to the three months ended April 3, 2010.
Mobile devices comprise the largest of our three major markets. Mobile devices revenues for the three months ended April 2, 2011 increased 41% compared to the three months ended April 3, 2010. Growth in this market was driven primarily by the strong demand for smartphones. As a result of the demand for smartphones and the expansion of RF content required for 3G/4G technology, revenues from 3G/4G mobile devices increased 45% in the three months ended April 2, 2011 compared to the three months ended April 3, 2010.
Networks revenue increased 6% for the three months ended April 2, 2011 compared to the three months ended April 3, 2010. Our networks products support the transfer of data at high rates across wireless or wired networks, specifically for transport, radio access, and emerging market applications. Transport includes submarkets such as cable television, microwave radio, enterprise and consumer satellite ground terminals, and optical communications. Radio access is composed primarily of base station infrastructure and repeaters. We also support emerging wireless markets such as wireless hotspots, automotive, advanced metering infrastructure and radio-frequency identification. Our multi-market standard products are also included in the emerging markets category.
Our defense & aerospace revenues decreased 24% for the three months ended April 2, 2011 compared to the three months ended April 3, 2010 due to the timing of programs. We are recognized for technology leadership in compound semiconductors, and BAW and SAW filters and successfully partnering with industry leaders to create next generation solutions. In the short-term, we are benefiting from positive cycles in airborne radar programs such as the Lightning Joint Strike Fighter and active electronically scanned array, and in the longer term we are shifting our strategy to emulate our successful module efforts in the commercial market. This involves transitioning from a technology provider to a solutions supplier by creating RF solutions in high performance, cost effective packages and modules. For example, module integration can increase the functionality and reduce the space requirements in a high density phased array antenna.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The following accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. Although we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates we use are reasonably likely to occur from time to time, which may have a material effect on the presentation of our financial condition and results of operations.
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
There were no significant changes to our critical accounting policies in the three months ended April 2, 2011. Refer to our most recent Annual Report on Form 10-K for a complete description of these policies.

Results of Operations
The following table sets forth the results of our operations expressed as a percentage of revenues for the three months ended April 2, 2011 and April 3, 2010:

	Three Months Ended
	April 2, 2011	April 3, 2010
Revenues	100.0%	100.0%
Cost of goods sold	61.0	62.1
Gross profit	39.0	37.9
Operating expenses:
Research, development and engineering	16.3	17.0
Selling, general and administrative	11.3	13.1
Litigation expense	2.4	0.5
Total operating expenses	30.0	30.6
Income from operations	9.0	7.3
Other (expense) income:
Interest income	0.1	0.1
Interest expense	(0.2)	(0.1)
Foreign currency loss	(0.0)	(0.1)
Recovery of investment	0.1	—
Other, net	0.0	0.0
Total other expense, net	(0.0)	(0.1)
Income before income tax	9.0	7.2
Income tax expense (benefit)	3.5	(0.4)
Net income	5.5%	7.6%
Three Months Ended April 2, 2011 and April 3, 2010
Revenues from Operations.
Our revenues increased $43.5 million, or 24.0%, for the three months ended April 2, 2011 compared to the three months ended April 3, 2010.
Our revenues by end market for the three months ended April 2, 2011 and April 3, 2010 were as follows:

(as a % of Total Revenues)	Three Months Ended
	April 2, 2011	April 3, 2010
Mobile devices	72%	63%
Networks	20	24
Defense & aerospace	8	13
Total	100%	100%

Mobile Devices
Revenues from our mobile devices market products increased approximately 41% for the three months ended April 2, 2011 compared to the three months ended April 3, 2010. The revenues increase resulted primarily from a higher volume of sales of our 3G/4G products. Revenues from our 3G/4G products increased approximately 45% for the three months ended April 2, 2011 compared to the three months ended April 3, 2010. These products collectively accounted for 77% of mobile devices revenues for the three months ended April 2, 2011 and 74% of mobile devices revenues for the three months ended April 3, 2010. Revenues from our connectivity products increased approximately 64% for the three months ended April 2, 2011 compared to the three months ended April 3, 2010. These products accounted for 21% of mobile devices revenues for the three months ended April 2, 2011 compared with 18% of mobile devices revenues for the three months ended April 3, 2010.
Networks
Revenues from our networks market products increased approximately 6% for the three months ended April 2, 2011 compared to the three months ended April 3, 2010. Revenues from our transport products increased approximately 37% for the three months ended April 2, 2011 compared to the three months ended April 3, 2010. Our radio access and emerging markets products decreased 19% and 12%, respectively for the three months ended April 2, 2011 compared to the three months ended April 3, 2010.
Defense & Aerospace
Revenues from our defense & aerospace market products decreased approximately 24% for the three months ended April 2, 2011 compared to the three months ended April 3, 2010, due primarily to the timing of programs.

Significant Customers
For the three months ended April 2, 2011 and the three months ended April 3, 2010, Futaihua Industrial (Shenzhen) Co Ltd, a sister company of Foxconn, accounted for 32% and 22% of our revenues, respectively. Some of our mobile device customers use multiple subcontractors for product assembly and test. Therefore, revenues for our customers may not necessarily represent the entire business of a single mobile device manufacturer.
Gross Profit
Our gross profit as a percentage of revenues increased to 39.0% for the three months ended April 2, 2011, from 37.9% for the three months ended April 3, 2010. The increase in gross profit was a result of better factory utilization due to higher revenue levels offset by a higher mix of mobile devices products.
Operating expenses
Research, development and engineering
Our research, development and engineering expenses for the three months ended April 2, 2011 increased $5.7 million, or 19%, compared to the three months ended April 3, 2010. The increase was a result of increases in labor costs from an increase in headcount and technical supply costs.
Selling, general and administrative
Selling, general and administrative expenses for the three months ended April 2, 2011 increased $1.7 million, or 7% compared to the three months ended April 3, 2010. The increase was primarily a result of increases in labor costs and labor related costs from an increase in headcount.
Litigation expense
Litigation expense for the three months ended April 2, 2011 increased $4.4 million, compared to the three months ended April 3, 2010. The increase was primarily a result of our Avago litigation as detailed in Item 1 - Legal Proceedings.
Other (expense) income, net
For the three months ended April 2, 2011, other net expense remained relatively flat compared to the three months ended April 3, 2010.
Income tax expense (benefit)
For the three months ended April 2, 2011, we recorded income tax expense of $7.7 million, compared to an income tax benefit of $0.8 million for the three months ended April 3, 2010. The expense for the three months ended April 2, 2011 primarily resulted from U.S. federal and state taxes. The benefit for the three months ended April 3, 2010 primarily resulted from the release of certain previously recorded tax liabilities due to the expiration of the statute of limitations.

Liquidity and Capital Resources
Liquidity
As of April 2, 2011, our cash, cash equivalents and short-term marketable securities decreased $24.8 million, or 11%, from December 31, 2010. Other related changes at April 2, 2011 compared to December 31, 2010 were:
Our net accounts receivable balance decreased $6.5 million, or 5%. This decrease was primarily a result of a decrease in customer sales and shipments offset by an increase in our days sales outstanding to 54 days compared to 52 days as of

December 31, 2010.
Our inventory balance increased $23.0 million, or 23%. Inventory turns calculated using ending inventory dropped from 5.2 to 4.4 as safety stock was replenished.
Our net property, plant and equipment increased $26.2 million, or 7%. The change in property, plant, and equipment was primarily a result of capital expenditures of $40.2 million, which excludes the timing effects of payments of capital expenditures in prepaid expenses and accounts payable of $11.7 million. This amount was partially offset by depreciation of $13.7 million. The capital expenditures made were primarily for capacity expansion and equipment to support new products and technologies.
Our deferred tax assets decreased $4.2 million. Of the total deferred tax assets of $70.7 million as of April 2, 2011, $42.3 million was classified as current and $28.4 million was classified as noncurrent. The decrease during the first quarter was related to the expected usage of net operating losses during 2011.
Our accounts payable and accrued expenses decreased $6.4 million, or 5%. The decrease was a result of a reduction in variable compensation and a decrease in the timing effect for payments of capital expenditures as detailed above.

Sources of Liquidity
Our current cash, cash equivalents and short-term investments balances, together with cash anticipated to be generated from operations and the balance available on our $200.0 million syndicated credit facility, constitute our principal sources of liquidity. We believe these sources will satisfy our projected expenditures through the next 12 months. The principal risks to these sources of liquidity are lower than expected earnings or capital expenditures in excess of our expectations, in which case we may be required to finance any shortfall through additional equity offerings, debt financings or credit facilities.
There have been no material changes in the disclosure related to our contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recent Accounting Pronouncements
See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Off Balance Sheet Arrangements
As of April 2, 2011, we did not have any off balance sheet arrangements, as defined in Regulation S-K Item 303 (a)(4). We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our investments in cash equivalents are classified as available-for-sale securities and consist of highly rated, short-term investments, such as money market funds, in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. The following table shows the fair value of our investments as of April 2, 2011 (in millions):

	Cost	Fair Value
Cash and cash equivalents (including unrealized gain of less than $0.1)	$160.1	$160.1
Short-term available-for-sale investments (including net unrealized gains of less than $0.1)	$38.7	$38.7
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
Avago filed an answer and counterclaims on September 17, 2009 denying the patent infringement allegations made by us in our complaint, and asserting that our products infringed upon ten of Avago’s U.S. patents. The patents asserted by Avago are: 6,262,637, 6,377,137, 6,841,922, 6,864,619, 6,909,340, 6,933,807, 7,268,436, 7,365,619, 6,051,907 and 6,812,619. Avago’s counterclaim asserts that our alleged infringement is willful and seeks unspecified compensatory and enhanced damages and injunctive relief. On October 16, 2009, we filed an answer and counterclaims denying Avago’s patent infringement allegations, and asserting antitrust claims under Section 7 of the Clayton Act and Section 2 of the Sherman Act. As stated in the counterclaim, the antitrust claims relate to Avago’s anticompetitive conduct through its acquisition of the BAW business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On March 5, 2010, Avago filed an amended answer and counterclaims asserting violation of the California Uniform Trade Secret Act and, per the court’s order, we simultaneously filed an amended complaint, answer and counter-claim. Avago’s trade secret allegations relate to Infineon information included in Avago’s acquisition of Infineon’s BAW division and our employment of two former Infineon employees. On April 5, 2010, we filed an answer to Avago’s amended answer and counterclaims, in which we denied Avago’s allegations regarding violation of the California Uniform Trade Secret Act. Following further motion practice, on August 4, 2010, we filed our First Amended Complaint and on August 26, 2010 Avago filed its answer and counterclaims expanding its patent and trade secret claims to include copyright infringement. On September 16, 2010, we submitted our answer, in which we denied Avago’s allegations. On December 14, 2010, the Court held a claim construction hearing and on January 12, 2011, the Court issued its claim construction ruling. Discovery in the case is ongoing and the Court has not set a trial date for the case. At this time, the Company does not believe it is possible to estimate the outcome of the litigation.

Item 1A.	Risk Factors
There have been no material changes to our market risk exposures from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K for the year ended December 31, 2010. For a discussion on our exposure to market risk, refer to Item 1A, Risk Factors, contained in our 2010 Annual Report on Form 10-K as filed with the SEC on February 24, 2011.

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

TRIQUINT SEMICONDUCTOR, INC.

Dated: May 11, 2011	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: May 11, 2011	By:	/s/ STEVE BUHALY
Steve Buhaly
Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.