Form 10-Q
period 2011-07-02
TRIQUINT SEMICONDUCTOR INC
filed 2011-08-04
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2011
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
As of August 2, 2011, there were 164,780,020 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Revenues	$228,785	$207,478	$453,108	$388,316
Cost of goods sold	136,643	121,995	273,572	234,334
Gross profit	92,142	85,483	179,536	153,982
Operating expenses:
Research, development and engineering	37,955	32,640	74,431	63,419
Selling, general and administrative	25,386	24,791	50,615	48,285
Litigation expense	7,512	1,340	12,911	2,326
Total operating expenses	70,853	58,771	137,957	114,030
Income from operations	21,289	26,712	41,579	39,952
Other income (expense), net:
Interest income	106	112	210	223
Interest expense	(354)	(167)	(741)	(371)
Foreign currency gain (loss)	87	7	31	(209)
Recovery of investment	356	—	507	—
Other, net	71	63	94	68
Total other income (expense), net	266	15	101	(289)
Income before income tax	21,555	26,727	41,680	39,663
Income tax expense	4,990	4,268	12,676	3,495
Net income	$16,565	$22,459	$29,004	$36,168
Net income per common share:
Basic	$0.10	$0.14	$0.18	$0.23
Diluted	$0.10	$0.14	$0.17	$0.23
Common equivalent shares:
Basic	164,110	154,938	163,257	154,244
Diluted	173,518	161,562	173,222	160,507

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	July 2, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$136,245	$192,464
Investments in marketable securities	44,610	31,192
Accounts receivable, net	135,394	138,989
Inventories	137,358	101,457
Prepaid expenses	9,584	7,270
Deferred tax assets, net	34,895	42,327
Other current assets	34,869	32,772
Total current assets	532,955	546,471
Property, plant and equipment, net	419,807	352,188
Goodwill	3,376	3,376
Intangible assets, net	26,013	27,421
Deferred tax assets – noncurrent, net	30,618	32,655
Other noncurrent assets, net	25,193	15,991
Total assets	$1,037,962	$978,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,941	$79,154
Accrued payroll	33,561	35,965
Other accrued liabilities	13,315	12,128
Total current liabilities	120,817	127,247
Long-term liabilities:
Long-term income tax liability	5,167	7,350
Other long-term liabilities	10,401	9,486
Total liabilities	136,385	144,083
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 600,000,000 shares authorized, 164,721,451 and 161,463,280 shares issued and outstanding at July 2, 2011 and December 31, 2010, respectively	165	161
Additional paid-in capital	661,509	622,958
Accumulated other comprehensive income	479	480
Retained earnings	239,424	210,420
Total stockholders’ equity	901,577	834,019
Total liabilities and stockholders’ equity	$1,037,962	$978,102
The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net income	$29,004	$36,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,029	26,607
Stock-based compensation charges	12,206	8,282
Change in deferred income taxes	9,469	—
Other	(852)	270
Changes in assets and liabilities:
Accounts receivable, net	3,595	(32,878)
Inventories	(35,146)	(9,520)
Other assets	(5,254)	(5,766)
Accounts payable and accrued expenses	(1,674)	12,193
Net cash provided by operating activities	42,377	35,356
Cash flows from investing activities:
Purchase of available-for-sale investments	(21,812)	(40,346)
Maturity/sale of available-for-sale investments	8,394	33,510
Other	1,467	1,000
Capital expenditures	(112,541)	(31,317)
Net cash used in investing activities	(124,492)	(37,153)
Cash flows from financing activities:
Subscription/issuance of common stock, net	23,378	11,503
Excess tax benefit from stock-based compensation arrangements	2,518	4,648
Net cash provided by financing activities	25,896	16,151
Net (decrease) increase in cash and cash equivalents	(56,219)	14,354
Cash and cash equivalents at beginning of period	192,464	103,579
Cash and cash equivalents at end of period	$136,245	$117,933
Supplemental disclosures:
Change in timing of payments related to capital expenditures	$(16,020)	$10,420
Cash paid for income taxes	$2,732	$399
The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1.	Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to prior period balances in order to conform to the current period presentation. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the accounting for income taxes and the accounting for stock-based compensation. In the opinion of management, the condensed consolidated financial statements include all material adjustments, consisting only of normal, recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of and for the fiscal year ended December 31, 2010, included in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on February 24, 2011.

2.	Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") with regard to the "Presentation of Comprehensive Income." The update is intended to increase the prominence of other comprehensive income in financial statements. The main provisions of the update provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update will be applied retrospectively. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. While the Company is still evaluating the impact of this standard, the Company does not believe that its adoption will have a material effect on the Company's financial position, results of operations or cash flows. However, once adopted, the standard will change the presentation of the income statement.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

				Fair Value Measurements as of
	Carrying Amount	Total Fair Value		July 2, 2011
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$19,214	$19,214	$19,214	$—	$—	$—
Cash equivalents	117,031	117,031	—	82,434	34,597	—
Short-term—marketable securities	44,610	44,610	—	4,419	40,191	—
Non-qualified deferred compensation plan	3,677	3,677	—	3,677	—	—
Total	$184,532	$184,532	$19,214	$90,530	$74,788	$—
Liabilities:
Earnout payment liability	$747	$747	$—	$—	$—	$747
Non-qualified deferred compensation plan	3,677	3,677	—	3,677	—	—
Total	$4,424	$4,424	$—	$3,677	$—	$747
				Fair Value Measurements as of
	Carrying Amount	Total Fair Value		December 31, 2010
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$72,422	$72,422	$72,422	$—	$—	$—
Cash equivalents	120,042	120,042	—	120,042	—	—
Short-term—marketable securities	31,192	31,192	—	4,822	26,370	—
Non-qualified deferred compensation plan	2,971	2,971	—	2,971	—	—
Total	$226,627	$226,627	$72,422	$127,835	$26,370	$—
Liabilities:
Earnout payment liability	$1,365	$1,365	$—	$—	$—	$1,365
Non-qualified deferred compensation plan	2,971	2,971	—	2,971	—	—
Total	$4,336	$4,336	$—	$2,971	$—	$1,365
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
On July 2, 2011, the Company remeasured the fair value of the Level 3 earnout payment liability and revised its estimate that resulted in a reduction in the liability of $681. The change in estimate was recorded to selling, general and administrative expenses. The Company used an income based method to measure the fair value of this liability. The earnout payment liability resulted from the acquisition of TriAccess Technologies, Inc. ("TA") on September 3, 2009 and represents an obligation to pay up to $5,000 to the former TA shareholders over three years.

Ending earnout payment liability at December 31, 2010	$1,365
Accretion	63
Change in estimate	(681)
Ending earnout payment liability at July 2, 2011	$747

4.	Investments in Cash Equivalents and Marketable Securities
As of July 2, 2011 all short-term investments are classified as available-for-sale and have maturity dates of less than one year. All unrealized gains and losses on available-for-sale investments are included in other comprehensive income. The cost, net unrealized holding gains, net unrealized holding losses and fair value of available-for-sale investments by types and classes of security at July 2, 2011 consisted of the following:

At July 2, 2011	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale-included in cash equivalents:
Corporate debt securities	$34,597	$—	$—	$34,597
Money market funds and other	82,434	—	—	82,434
Available-for-sale-included in short-term marketable securities:
Municipal notes	30,495	—	—	30,495
U.S. government-sponsored enterprise securities	8,420	—	—	8,420
U.S. treasury securities	4,057	2	—	4,059
Corporate debt securities	1,276	—	—	1,276
Certificates of deposit	360	—	—	360
	$161,639	$2	$—	$161,641
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
The contractual maturities of investments as of July 2, 2011 and December 31, 2010 were all due or callable in one year or less.
Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operational and financing cash flow factors. At July 2, 2011, all unrealized holding losses were considered to be temporary as the Company has the ability and intent to hold the investments until a recovery of fair value. During the three and six months ended July 2, 2011 the Company did not record any other-than-temporary impairments on its marketable securities.

5.	Business Combinations

WJ Communications, Inc. (“WJ”)
As part of its acquisition of WJ, the Company committed to a restructuring plan to consolidate facilities in San Jose, California and China and to reduce certain redundant positions in the WJ operations as a result of the acquisition. All payments related to this restructuring were completed during the six months ended July 2, 2011.

The following table summarizes the charges taken as part of the restructuring plan during the six months ended July 2, 2011:

	Lease abandonment costs	Total
Balance at December 31, 2010	$1,118	$1,118
Payments	(1,118)	(1,118)
Balance at July 2, 2011	$—	$—

6.	Net Income Per Share

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

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income (in thousands):	$16,565	$22,459	$29,004	$36,168
Shares for net income per share:
Weighted-average shares outstanding—Basic	164,110	154,938	163,257	154,244
Dilutive securities	9,408	6,624	9,965	6,263
Weighted-average shares outstanding—Diluted	173,518	161,562	173,222	160,507

The following options were excluded from the calculation as their effect would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Antidilutive securities	5,663	16,196	3,524	14,457

7.	Comprehensive Income

The components of other comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$16,565	$22,459	$29,004	$36,168
Other comprehensive (loss) gain:
Net unrealized (loss) gain on available for sale investments	(4)	28	(1)	(3)
Comprehensive income	$16,561	$22,487	$29,003	$36,165

8.	Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	July 2, 2011	December 31, 2010
Inventories:
Raw materials	$30,717	$23,668
Work-in-process	70,916	56,998
Finished goods	35,725	20,791
Total inventories	$137,358	$101,457

9.	Property, Plant and Equipment

Property, plant and equipment for operations consisted of the following:

	July 2, 2011	December 31, 2010
Land	$19,691	$19,691
Buildings	92,935	92,769
Leasehold improvements	15,783	13,403
Machinery and equipment	484,969	446,805
Furniture and fixtures	6,203	6,120
Computer equipment and software	41,907	38,849
Assets in process	140,350	92,367
Total property, plant and equipment, gross	801,838	710,004
Accumulated depreciation	(382,031)	(357,816)
Total property, plant and equipment, net	$419,807	$352,188

The Company reported depreciation expense as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Depreciation expense	$14,277	$11,984	$28,021	$23,629

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

Unless indicators warrant testing at an earlier date, the Company performs its annual goodwill impairment test in the fourth quarter of each year. During the three and six months ended July 2, 2011, there were no impairments recorded or impairment indicators present.

Information regarding the Company’s acquisition-related intangible assets is as follows:

		As of July 2, 2011			December 31, 2010
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$3,376	$—	$3,376	$3,376	$—	$3,376
Amortizing intangible assets
In process research and development	3-5	850	(153)	697	600	(50)	550
Patents, trademarks and other	2-15	49,653	(25,452)	24,201	48,053	(22,547)	25,506
		50,503	(25,605)	24,898	48,653	(22,597)	26,056
Non-amortizing intangible assets
In process research and development		1,115	—	1,115	1,365	—	1,365
Total goodwill and intangible assets		$54,994	$(25,605)	$29,389	$53,394	$(22,597)	$30,797

Amortization expense related to intangible assets is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Amortization expense	$1,511	$1,492	$3,008	$2,978

The changes in the gross carrying amount of goodwill and intangible assets are as follows:

	Goodwill and Intangible Assets
	Goodwill	In process research and development- non-amortizing	In process research and development- amortizing	Patents, trademarks and other	Total
Balance as of December 31, 2010	$3,376	$1,365	$600	$48,053	$53,394
Additions (deductions) during the period	—	(250)	250	1,600	1,600
Balance as of July 2, 2011	$3,376	$1,115	$850	$49,653	$54,994

The Company’s patents, trademarks and other intangible assets are being amortized over a period of two to fifteen years. During the six months ended July 2, 2011 a product line that was included in non-amortizing in process research and development ("IPR&D") reached technological feasibility. As a result, the Company transferred $250 to amortizing IPR&D and began amortizing this amount over a period of 3 years. During the three and six months ended July 3, 2010, no other product line reached technological feasibility or was abandoned and written off. During the three months ended July 2, 2011, the Company purchased patents for $1,600 which will be amortized over a period of eleven years. The Company did not have a similar acquisition during the three and six months ended July 3, 2010.

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
The Company may elect to borrow at either a Eurodollar Rate or a Base Rate (each as defined in the Agreement). Eurodollar Rate loans bear interest at an amount equal to the sum of a rate per annum calculated from the British Bankers Association London Interbank Offered Rate ("LIBOR") plus a designated percentage per annum (the “Applicable Rate”). The Applicable Rate for Eurodollar Rate loans is based on the Company’s consolidated total leverage ratio (as defined in the Agreement) and is subject to a floor of 2.50% per annum and a cap of 3.00% per annum. Base Rate loans bear interest at a rate equal to the higher of the federal funds rate plus 0.50%, the prime rate of the Lender plus the Applicable Rate or the Eurodollar Base Rate plus 1.0%. The Applicable Rate for Base Rate loans is subject to a floor of 1.50% per annum and a cap of 2.00% per annum. The interest payment date (as defined in the Agreement) will vary based on the type of loan but generally will be quarterly. The Company paid commitment fees, an arrangement fee and upfront fees pursuant to the terms of the Agreement. The Company will also pay a quarterly fee for any letters of credit issued under the Agreement.
The Agreement contains non-financial covenants of the Company and the Guarantors, including restrictions on the ability to create, incur or assume liens and other debt, make certain investments, dispositions and restricted payments, change the nature of the business, and merge with other entities subject to certain caps as defined in the agreement. The Agreement requires the Company to maintain ratios defined in the Agreement, which include a consolidated total leverage ratio as of the end of any fiscal quarter not in excess of 2.50 to 1.00, a consolidated liquidity ratio of at least 1.25 to 1.00 and a consolidated interest coverage ratio at a minimum of 3.00 to 1.00. The Company is in compliance with these covenants as of July 2, 2011.
Outstanding amounts are due in full on the maturity date of September 30, 2013, subject to a one-year extension at the Company’s option and with the Lenders' consent. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable.
At July 2, 2011 and December 31, 2010, there were no amounts outstanding under the Agreement. Since there were no amounts outstanding under the Agreement, no interest cost was incurred during the three and six months ended July 2, 2011.

12.	Stock-Based Compensation

Stock-based compensation expense consists of vesting grants of employee and director stock options and the employee stock purchase program ("ESPP"). The table below summarizes the stock-based compensation expense for the three and six months ended July 2, 2011 and July 3, 2010:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Stock-based compensation expense:
Cost of goods sold	$1,585	$1,129	$2,804	$2,085
Research, development and engineering	2,275	1,722	4,062	3,122
Selling, general and administrative	3,441	1,779	5,340	3,075
Total stock-based compensation expense included in income from operations	$7,301	$4,630	$12,206	$8,282

Stock Option Plans

The following summarizes the Company’s stock option transactions for the six months ended July 2, 2011:

	Six months ended
	July 2, 2011
	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2010	28,436	$6.03
Granted	4,979	12.67
Exercised	(2,489)	6.63
Forfeitures	(465)	18.14
Outstanding at July 2, 2011	30,461	$6.88

ESPP

Employees participating in the ESPP authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company's common stock at a discount.

The table below summarizes the ESPP common stock purchases for the three and six months ended July 2, 2011 and July 3, 2010.

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Shares purchased (in thousands)	769	941	769	941

13.	Income Taxes

The Company recorded tax expense of $4,990 and $12,676 for the three and six months ended July 2, 2011 and tax expense of $4,268 and $3,495 for the three and six months ended July 3, 2010. The tax expense for the three and six months ended July 2, 2011 and July 3, 2010 primarily resulted from United States ("U.S.") federal and state taxes.

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

Subject to meeting certain employment and investment requirements at its Costa Rican facility, the Company was granted a 100% income tax exemption through March 2017.

Deferred Income Taxes

As of July 2, 2011, deferred tax assets of $65,513, net of an $11,645 valuation allowance, were recorded on the balance sheet. As of December 31, 2010, the Company recorded deferred tax assets of $74,982, net of a valuation allowance of $11,391.

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

Unrecognized Tax Benefits

In the six months ended July 2, 2011, net unrecognized tax benefits decreased $2,183 primarily as a result of the release of certain previously recorded tax liabilities due to the expiration of statute of limitations. The Company's additional unrecognized tax benefits anticipated to be released due to the expiration of statute of limitations on or before December 31, 2011 total $4,984. Interest and penalties associated with unrecognized tax benefits are accrued and classified as a component of tax expense on the statement of income. No other changes to the unrecognized tax benefits are anticipated within the next twelve months.

Net unrecognized tax benefits at July 2, 2011 and December 31, 2010 were as follows:

	July 2, 2011	December 31, 2010
Net unrecognized tax benefits	$5,167	$7,350

14.	Commitments and Contingencies

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

Avago filed an answer and counterclaims on September 17, 2009. Avago’s answer and counterclaims denies the Company’s patent infringement allegations, and alleges that certain of the Company’s products infringe upon ten of Avago’s U.S. patents and seeks unspecified damages and injunctive relief. In response to Avago’s answer and counterclaims, the Company filed an answer and counterclaims on October 16, 2009. The Company’s answer and counterclaims denies Avago’s patent infringement allegations, and alleges that Avago engaged in anticompetitive conduct in violation of U.S. antitrust laws, through its acquisition of the bulk acoustic wave (“BAW”) business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On March 5, 2010, Avago filed an amended answer and counterclaims asserting violation of the California Uniform Trade Secret Act and, per the court’s order, the Company simultaneously filed an amended complaint, answer and counter-claim. Avago’s trade secret allegations relate to Infineon information included in Avago’s acquisition of Infineon’s BAW division and TriQuint’s employment of two former Infineon employees. On April 5, 2010, the Company filed an answer to Avago’s amended answer and counterclaims, in which the Company denied Avago’s allegations regarding violation of the California Uniform Trade Secret Act. Following further motion practice, on August 4, 2010 TriQuint filed its First Amended complaint and on August 26, 2010 Avago filed its answer and counterclaims expanding its patent and trade secret claims to include copyright infringement. On September 16, 2010, TriQuint submitted its answer, in which the Company denied Avago’s allegations. On December 14, 2010, the Court held a claim construction hearing and on January 12, 2011, the Court issued its claim construction ruling. Fact discovery has closed in the case, but expert discovery is ongoing. The Court has not set a trial date for the case. At this time, the Company does not believe it is possible to estimate the outcome of the litigation.

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

Overview
We are a supplier of high performance modules, components and foundry services for communications applications. We design, develop and manufacture advanced high-performance radio frequency ("RF") solutions with gallium arsenide ("GaAs"), gallium nitride ("GaN"), surface acoustic wave ("SAW") and bulk acoustic wave ("BAW") technologies for customers worldwide. We serve growing markets and a diverse customer base of manufacturers building connected mobile devices, third and fourth generation cellular wireless standards ("3G/4G") cellular base stations, triple-play cable solutions, fiber optic networks, wireless local area networks, worldwide interoperability for microwave access/long-term evolution, global positioning systems and defense & aerospace applications.
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
Highlights for the Six Months Ended July 2, 2011
Wafer and semiconductor manufacturing facilities require a significant level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of high demand factories run at higher utilization rates resulting in improved financial performance. Strong growth in demand is driving increased capital expenditures for added capacity in our factories.
Revenue grew $64.8 million for the six months ended July 2, 2011 compared to the six months ended July 3, 2010.
Mobile devices comprise the largest of our three major markets. Mobile devices revenues for the six months ended July 2, 2011 increased 29% compared to the six months ended July 3, 2010. Growth in this market was driven primarily by the strong demand for smartphones. As a result of the demand for smartphones and the expansion of RF content required for 3G/4G technology, revenues from 3G/4G mobile devices increased 51% in the six months ended July 2, 2011 compared to the six months ended July 3, 2010. During the six months ended July 2, 2011, we shifted capacity and focus from 2G products to 3G/4G. Consequently, revenues from 2G products declined 54%.
Networks revenue increased 1% for the six months ended July 2, 2011 compared to the six months ended July 3, 2010. Our networks products support the transfer of data at high rates across wireless or wired networks, specifically for transport, radio access, and emerging market applications. Transport includes submarkets such as cable television, microwave radio, point-to-point radio, enterprise and consumer satellite ground terminals, and optical communications. Radio access is composed primarily of base station infrastructure and repeaters. We also support a variety of emerging wireless markets and multi-market standard products included in the emerging markets category. We continue to see long-term strength in our transport market, especially in the optical market with some near-term softening in point-to-point radio as a result of some customers slowing order rates during the tsunami crisis.
Our defense & aerospace revenues decreased 17% for the six months ended July 2, 2011 compared to the six months ended July 3, 2010 due to the timing of programs. We are recognized for technology leadership in compound semiconductors, and BAW and SAW filters and successfully partnering with industry leaders to create next generation solutions. Currently, we are seeing less demand from some major contracts that are finishing, such as B2 bomber and F-22 but we are benefiting from positive cycles in airborne radar programs such as the Joint Strike Fighter. In the longer term we are shifting our strategy to emulate our successful module efforts in the commercial market. This involves transitioning from a technology provider to a solutions supplier by creating RF solutions in high performance, cost effective packages and modules. We also have a broad portfolio of contracted research and development sponsored predominately by Defense Advanced Research Projects Agency ("DARPA"), the Air Force Research Lab and the Office of Naval Research.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The accounting policies set forth below involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. Although we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates we use are reasonably likely to occur from time to time, which may have a material effect on the presentation of our financial condition and results of operations.
Our most critical accounting estimates include revenue recognition; valuation of inventory, which affects gross margin; accounting for income taxes, which affects our tax provision; and stock-based compensation, which affects cost of goods sold and operating expenses. We also have other policies that we consider to be key accounting policies, such as the valuation of accounts receivable, reserves for sales returns and allowances, and our reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.
There were no significant changes to our critical accounting policies in the three and six months ended July 2, 2011. Refer to our most recent Annual Report on Form 10-K for a complete description of these policies.

Results of Operations
The following table sets forth the results of our operations expressed as a percentage of revenues for the three and six months ended July 2, 2011 and July 3, 2010:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.7	58.8	60.4	60.3
Gross profit	40.3	41.2	39.6	39.7
Operating expenses:
Research, development and engineering	16.6	15.7	16.4	16.3
Selling, general and administrative	11.1	12.0	11.2	12.5
Litigation expense	3.3	0.6	2.8	0.6
Total operating expenses	31.0	28.3	30.4	29.4
Income from operations	9.3	12.9	9.2	10.3
Other income (expense):
Interest income	0.1	0.1	0.1	0.1
Interest expense	(0.2)	(0.1)	(0.2)	(0.1)
Foreign currency gain (loss)	0.0	0.0	0.0	(0.1)
Recovery of investment	0.2	—	0.1	—
Other, net	0.0	0.0	0.0	0.0
Total other income (expense), net	0.1	0.1	0.0	(0.1)
Income before income tax	9.4	12.9	9.2	10.2
Income tax expense	2.2	2.1	2.8	0.9
Net income	7.2%	10.8%	6.4%	9.3%
Three Months Ended July 2, 2011 and July 3, 2010
Revenues from Operations
Our revenues increased $21.3 million, or 10%, for the three months ended July 2, 2011 compared to the three months ended July 3, 2010.
Our revenues by end market for the three months ended July 2, 2011 and July 3, 2010 were as follows:

(as a % of total revenues)	Three Months Ended
	July 2, 2011	July 3, 2010
Mobile Devices	70%	65%
Networks	20	23
Defense & Aerospace	10	12
Total	100%	100%

Mobile Devices
Revenues from our sales of mobile devices market products increased approximately 19% for the three months ended July 2, 2011 compared to the three months ended July 3, 2010. The revenue increase resulted primarily from a higher volume of sales of our 3G/4G products. For the three months ended July 2, 2011 compared to the three months ended July 3, 2010, revenues from sales of our 3G/4G and connectivity products increased approximately 42% and 39%, respectively, offset by a decrease in revenues from sales of our 2G products of approximately 76%. Sales of these products collectively accounted for the following percentages of total mobile device revenues:

(as a % of total mobile device revenues)	Three Months Ended
	July 2, 2011	July 3, 2010
3G/4G	73%	61%
2G	4	19
Connectivity	23	20
Total	100%	100%
Networks
Revenues from sales of our networks market products decreased approximately 3% for the three months ended July 2, 2011 compared to the three months ended July 3, 2010. For the three months ended July 2, 2011 compared to the three months ended July 3, 2010, revenues from sales of our transport products increased approximately 18%, offset by radio access and emerging markets products sales decreases of 12% and 30%, respectively. Sales of these products collectively accounted for the following percentages of total networks revenues:

(as a % of total networks revenues)	Three Months Ended
	July 2, 2011	July 3, 2010
Radio Access	34%	37%
Transport	51	42
Emerging Markets/Other	15	21
Total	100%	100%
Defense & Aerospace
Revenues from our defense & aerospace market products decreased approximately 11% for the three months ended July 2, 2011 compared to the three months ended July 3, 2010, due primarily to the timing of programs.

Significant Customers
For the three months ended July 2, 2011 and July 3, 2010, Foxconn Technology Group, accounted for 33% and 22% of our revenues, respectively. Note that some of our mobile device customers use multiple subcontractors for product assembly and test and some of our subcontractors have multiple customers. Therefore, revenues for our customers may not necessarily equal the business of a single mobile device manufacturer.
Gross Profit
Our gross profit as a percentage of revenues decreased to 40.3% for the three months ended July 2, 2011, from 41.2% for the three months ended July 3, 2010. The decrease in gross profit was primarily due to the mix of higher revenue of mobile device products, which have lower gross profits compared to our other end markets that have higher gross profits.
Operating expenses
Research, development and engineering
Our research, development and engineering expenses for the three months ended July 2, 2011 increased $5.3 million, or 16%, compared to the three months ended July 3, 2010. The increase was primarily due to headcount growth. An increased headcount led to a combination of higher labor costs and various spending on technical supplies and materials needed to support additional employees.
Selling, general and administrative
Selling, general and administrative expenses for the three months ended July 2, 2011 remained relatively flat with an increase of $0.6 million, or 2%, compared to the three months ended July 3, 2010.
Litigation expense
Litigation expense for the three months ended July 2, 2011 increased $6.2 million compared to the three months ended

July 3, 2010. The increase was primarily a result of our Avago litigation as detailed in Part II, Item 1 - Legal Proceedings.
Other income (expense), net
For the three months ended July 2, 2011, other income, net increased $0.3 million compared to the three months ended July 3, 2010. The increase was primarily due to the recovery of a previously impaired investment.
Income tax expense
For the three months ended July 2, 2011, we recorded income tax expense of $5.0 million, compared to income tax expense of $4.3 million for the three months ended July 3, 2010. Tax expense for the three months ended July 2, 2011 primarily resulted from United States ("U.S.") federal and state taxes, offset by a $2.2 million benefit from the recognition of uncertain tax positions. Tax expense for the three months ended July 3, 2010 was primarily attributable to U.S. federal and state taxes.
Six Months Ended July 2, 2011 and July 3, 2010
Revenues from Operations
Revenues increased $64.8 million, or 17%, for the six months ended July 2, 2011 compared to the six months ended July 3, 2010. Our revenues by end market for the six months ended July 2, 2011 and July 3, 2010 were as follows:

(as a % of total revenues)	Six Months Ended
	July 2, 2011	July 3, 2010
Mobile Devices	71%	64%
Networks	20	23
Defense & Aerospace	9	13
Total	100%	100%

Mobile Devices
Revenues from sales of our mobile devices market products increased approximately 29% for the six months ended July 2, 2011 compared to the six months ended July 3, 2010. The revenue increase resulted primarily from a higher volume of sales of our 3G/4G products. For the six months ended July 2, 2011 compared to the six months ended July 3, 2010, revenues from sales of our 3G/4G and connectivity products increased approximately 51% and 50%, respectively, offset by a decrease in and revenues from sales of our 2G products of approximately 54%. Sales of these products collectively accounted for the following percentages of total mobile device revenues:

(as a % of total mobile device revenues)	Six Months Ended
	July 2, 2011	July 3, 2010
3G/4G	71%	60%
2G	7	20
Connectivity	22	19
Total	100%	100%
Networks
Revenues from sales of our networks market products remained relatively flat overall with an approximately 1% increase for the six months ended July 2, 2011 compared to the six months ended July 3, 2010. Revenues from sales of our transport products increased 26%, which was offset by respective decreases in revenues from sales of our radio access and emerging markets products of 15% and 21%, respectively. Sales of these products collectively accounted for the following percentages of total networks revenues:

(as a % of total networks revenues)	Six Months Ended
	July 2, 2011	July 3, 2010
Radio Access	32%	38%
Transport	52	42
Emerging Markets/Other	16	20
Total	100%	100%
Defense & Aerospace
Revenues from sales of our defense & aerospace market products decreased approximately 17% for the six months ended July 2, 2011 compared to the six months ended July 3, 2010. The decrease in revenue was primarily the result of a 29% and 33% decreases in radar products and contract-based revenues, respectively, offset by a 98% increase in communication products revenues.
Significant Customers
For the six months ended July 2, 2011 and July 3, 2010, Foxconn Technology Group accounted for 33% and 22% of our revenues, respectively. Note that some of our mobile device customers use multiple subcontractors for product assembly and test and some of our subcontractors have multiple customers. Therefore, revenues for our customers may not necessarily equal the business of a single mobile device manufacturer.
Gross Profit
Our gross profit as a percentage of revenues remained relatively flat at 39.6% for the six months ended July 2, 2011 compared to 39.7% for the six months ended July 3, 2010.
Operating expenses
Research, development and engineering
Our research, development and engineering expenses for the six months ended July 2, 2011 increased $11.0 million, or 17%, compared to the six months ended July 3, 2010. The increase was primarily due to headcount growth. An increased headcount led to a combination of higher labor costs and other various spending on technical supplies and materials needed to support additional employees.
Selling, general and administrative
Selling, general and administrative expenses for the six months ended July 2, 2011 increased $2.3 million, or 5%, compared to the six months ended July 3, 2010. The increase was primarily a result of higher labor costs associated with headcount growth and related information technology spending to support the additional employees.
Litigation expense
Litigation expense for the six months ended July 2, 2011 increased $10.6 million compared to the six months ended July 3, 2010. The increase was primarily a result of our Avago litigation as detailed in Part II, Item 1 - Legal Proceedings.
Other income (expense), net
For the six months ended July 2, 2011, other income, net was $0.1 million compared to expense of $0.3 million for the six months ended July 3, 2010. The change from the prior year is primarily due to the recovery of a previously impaired investment in the six months ended July 2, 2011.
Income tax expense
During the six months ended July 2, 2011, income tax expense increased $9.2 million, compared to the six months ended July 3, 2010. Tax expense in both periods was primarily attributable to U.S. federal and state taxes. Tax expense in the six months ended July 2, 2011 was offset by a benefit of $2.2 million from the recognition of uncertain tax positions. For the six months ended July 3, 2010, tax expense was impacted by the "with-and-without" approach for excess share-based deductions recognized in the net operating loss, state taxes, and foreign subsidiaries tax liabilities offset by the release of certain liabilities due to the expiration of the statue of limitations.
.

Liquidity and Capital Resources
Liquidity
As of July 2, 2011, our cash, cash equivalents and short-term marketable securities decreased $42.8 million, or 19%, from December 31, 2010. Other related changes at July 2, 2011 compared to December 31, 2010 were:

•
Our net accounts receivable balance decreased $3.6 million, or 3%. This decrease was primarily a result of a decrease in customer sales and shipments as compared to the fourth quarter of 2010, offset by an increase in our days sales outstanding to 54 days compared to 52 days as of December 31, 2010.

•	Our inventory balance increased $35.9 million, or 35%. Inventory turns calculated using ending inventory dropped from 5.2 to 3.9 as safety stock was replenished.

•
Our net property, plant and equipment increased $67.6 million, or 19%. The change in property, plant, and equipment was primarily a result of capital expenditures of $96.5 million, which excludes the timing effects of payments of capital expenditures in prepaid expenses and accounts payable of $16.0 million. This amount was partially offset by depreciation of $28.0 million. The capital expenditures made were primarily for capacity expansion and equipment to support new products and technologies.

•
Our deferred tax assets decreased $9.5 million. Of the total deferred tax assets of $65.5 million as of July 2, 2011, $34.9 million was classified as current and $30.6 million was classified as noncurrent. The decrease during the first half of the year was related to the usage of net operating loss carryforwards during 2011.

•
Our accounts payable and accrued expenses decreased $6.4 million, or 5%. The decrease was a result of a reduction in variable compensation and timing effect for payments of capital expenditures detailed above.

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
Off Balance Sheet Arrangements
As of July 2, 2011, we did not have any off balance sheet arrangements, as defined in Regulation S-K Item 303 (a)(4). We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our investments in cash equivalents are classified as available-for-sale securities and consist of highly rated, short-term investments, such as money market funds, in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. The following table shows the fair value of our investments as of July 2, 2011 (in millions):

	Cost	Fair Value
Cash and cash equivalents (including unrealized gain of less than $0.1)	$136.2	$136.2
Short-term available-for-sale investments (including net unrealized gains of less than $0.1)	$44.6	$44.6
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
Avago filed an answer and counterclaims on September 17, 2009 denying the patent infringement allegations made by us in our complaint, and asserting that our products infringed upon ten of Avago’s U.S. patents. The patents asserted by Avago are: 6,262,637, 6,377,137, 6,841,922, 6,864,619, 6,909,340, 6,933,807, 7,268,436, 7,365,619, 6,051,907 and 6,812,619. Avago’s counterclaim asserts that our alleged infringement is willful and seeks unspecified compensatory and enhanced damages and injunctive relief. On October 16, 2009, we filed an answer and counterclaims denying Avago’s patent infringement allegations, and asserting antitrust claims under Section 7 of the Clayton Act and Section 2 of the Sherman Act. As stated in the counterclaim, the antitrust claims relate to Avago’s anticompetitive conduct through its acquisition of the BAW business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On March 5, 2010, Avago filed an amended answer and counterclaims asserting violation of the California Uniform Trade Secret Act and, per the court’s order, we simultaneously filed an amended complaint, answer and counter-claim. Avago’s trade secret allegations relate to Infineon information included in Avago’s acquisition of Infineon’s BAW division and our employment of two former Infineon employees. On April 5, 2010, we filed an answer to Avago’s amended answer and counterclaims, in which we denied Avago’s allegations regarding violation of the California Uniform Trade Secret Act. Following further motion practice, on August 4, 2010, we filed our First Amended Complaint and on August 26, 2010 Avago filed its answer and counterclaims expanding its patent and trade secret claims to include copyright infringement. On September 16, 2010, we submitted our answer, in which we denied Avago’s allegations. On December 14, 2010, the Court held a claim construction hearing and on January 12, 2011, the Court issued its claim construction ruling. Fact discovery has closed in the case, but expert discovery is ongoing. The Court has not set a trial date for the case. At this time, the Company does not believe it is possible to estimate the outcome of the litigation.

Item 1A.	Risk Factors
There have been no material changes to our market risk exposures from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K for the year ended December 31, 2010. For a discussion on our exposure to market risk, refer to Item 1A, Risk Factors, contained in our 2010 Annual Report on Form 10-K as filed with the SEC on February 24, 2011.

Item 6.	Exhibits

10.1*	Automatic Stock Option Grant Program for Eligible Directors Under the TriQuint Semiconductor Corporation 2009 Incentive Plan, as amended

10.2*	2008 Inducement Award Program, as amended

10.3*
TriQuint Semiconductor, Inc. 2009 Incentive Plan (incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A for the 2009 Annual Meeting of Stockholders filed on March 26, 2009 (File No. 000-22660)), as amended (incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A for the 2011 Annual Meeting of Stockholders filed on April 1, 2011).

10.4*	Form of Option Grant Notice and Stock Option Agreement under the TriQuint Semiconductor Corporation 2009 Incentive Plan, as amended

10.5*	2007 Employee Stock Purchase Plan, as amended

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.

* Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.

Dated: August 4, 2011	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: August 4, 2011	By:	/s/ STEVE BUHALY
Steve Buhaly
Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1*	Automatic Stock Option Grant Program for Eligible Directors Under the TriQuint Semiconductor Corporation 2009 Incentive Plan, as amended

10.2*	2008 Inducement Award Program, as amended

10.3*
TriQuint Semiconductor, Inc. 2009 Incentive Plan (incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A for the 2009 Annual Meeting of Stockholders filed on March 26, 2009 (File No. 000-22660)), as amended (incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A for the 2011 Annual Meeting of Stockholders filed on April 1, 2011).

10.4*	Form of Option Grant Notice and Stock Option Agreement under the TriQuint Semiconductor Corporation 2009 Incentive Plan, as amended

10.5*	2007 Employee Stock Purchase Plan, as amended

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.

* Management contract or compensatory plan