Form 10-Q
period 2011-10-01
TRIQUINT SEMICONDUCTOR INC
filed 2011-11-03
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 1, 2011
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
As of November 1, 2011, there were 166,227,235 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Revenues	$215,988	$236,998	$669,096	$625,314
Cost of goods sold	140,632	139,039	414,204	373,373
Gross profit	75,356	97,959	254,892	251,941
Operating expenses:
Research, development and engineering	36,479	32,978	110,910	96,397
Selling, general and administrative	22,799	23,308	73,415	71,594
Litigation expense	4,058	2,807	16,968	5,133
Total operating expenses	63,336	59,093	201,293	173,124
Income from operations	12,020	38,866	53,599	78,817
Other (expense) income:
Interest income	40	85	249	308
Interest expense	(367)	(189)	(1,107)	(559)
Foreign currency loss	(309)	(202)	(278)	(411)
Recovery of investment	360	—	867	—
Other, net	7	248	101	316
Total other (expense) income, net	(269)	(58)	(168)	(346)
Income before income tax	11,751	38,808	53,431	78,471
Income tax (benefit) expense	(3,087)	(73,367)	9,589	(69,872)
Net income	$14,838	$112,175	$43,842	$148,343
Net income per common share:
Basic	$0.09	$0.72	$0.27	$0.96
Diluted	$0.09	$0.69	$0.25	$0.92
Common equivalent shares:
Basic	164,812	155,734	163,773	154,737
Diluted	171,027	162,653	173,082	161,146

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	October 1, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$113,680	$192,464
Investments in marketable securities	33,544	31,192
Accounts receivable, net	140,144	138,989
Inventories	159,330	101,457
Prepaid expenses	8,330	7,270
Deferred tax assets, net	28,044	42,327
Other current assets	36,477	32,772
Total current assets	519,549	546,471
Property, plant and equipment, net	451,642	352,188
Goodwill	3,376	3,376
Intangible assets, net	24,279	27,421
Deferred tax assets – noncurrent, net	35,881	32,655
Other noncurrent assets, net	20,477	15,991
Total assets	$1,055,204	$978,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,090	$79,154
Accrued payroll	31,432	35,965
Other accrued liabilities	11,731	12,128
Total current liabilities	121,253	127,247
Long-term liabilities:
Long-term income tax liability	2,183	7,350
Other long-term liabilities	10,096	9,486
Total liabilities	133,532	144,083
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 600,000,000 shares authorized, 164,892,611 and 161,463,280 shares issued and outstanding at October 1, 2011 and December 31, 2010, respectively	165	161
Additional paid-in capital	666,770	622,958
Accumulated other comprehensive income	475	480
Retained earnings	254,262	210,420
Total stockholders’ equity	921,672	834,019
Total liabilities and stockholders’ equity	$1,055,204	$978,102
The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net income	$43,842	$148,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,114	40,373
Stock-based compensation charges	18,342	12,939
Change in deferred income taxes	11,057	(71,440)
Other	(991)	23
Changes in assets and liabilities:
Accounts receivable, net	(1,155)	(53,705)
Inventories	(57,024)	(13,201)
Other assets	(5,071)	(8,202)
Accounts payable and accrued expenses	(2,527)	18,969
Net cash provided by operating activities	54,587	74,099
Cash flows from investing activities:
Purchase of available-for-sale investments	(45,877)	(50,076)
Maturity/sale of available-for-sale investments	43,525	56,299
Other	117	1,345
Capital expenditures	(159,859)	(63,028)
Net cash used in investing activities	(162,094)	(55,460)
Cash flows from financing activities:
Subscription/issuance of common stock, net	28,010	20,064
Loan commitment fees	—	(1,638)
Excess tax benefit from stock-based compensation arrangements	713	2,398
Net cash provided by financing activities	28,723	20,824
Net (decrease) increase in cash and cash equivalents	(78,784)	39,463
Cash and cash equivalents at beginning of period	192,464	103,579
Cash and cash equivalents at end of period	$113,680	$143,042
Supplemental disclosures:
Change in timing of payments related to capital expenditures	$(15,946)	$7,074
Cash paid for income taxes	$2,828	$538
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
In September 2011, the FASB issued an ASU with regard to "Testing for Goodwill Impairment." The update is intended to simplify how entities test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described under current guidance. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years, and interim periods within those years, beginning after December 15, 2011. While the Company is still evaluating the impact of this standard, the Company does not believe that its adoption will have a material effect on the Company's financial position, results of operations or cash flows.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

				Fair Value Measurements as of
	Carrying Amount	Total Fair Value		October 1, 2011
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$22,579	$22,579	$22,579	$—	$—	$—
Cash equivalents	91,101	91,101	—	50,930	40,171	—
Short-term—marketable securities	33,544	33,544	—	6,232	27,312	—
Non-qualified deferred compensation plan	3,281	3,281	—	3,281	—	—
Total	$150,505	$150,505	$22,579	$60,443	$67,483	$—
Liabilities:
Earnout payment liability	$769	$769	$—	$—	$—	$769
Non-qualified deferred compensation plan	3,281	3,281	—	3,281	—	—
Total	$4,050	$4,050	$—	$3,281	$—	$769
				Fair Value Measurements as of
	Carrying Amount	Total Fair Value		December 31, 2010
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$72,422	$72,422	$72,422	$—	$—	$—
Cash equivalents	120,042	120,042	—	120,042	—	—
Short-term—marketable securities	31,192	31,192	—	4,822	26,370	—
Non-qualified deferred compensation plan	2,971	2,971	—	2,971	—	—
Total	$226,627	$226,627	$72,422	$127,835	$26,370	$—
Liabilities:
Earnout payment liability	$1,365	$1,365	$—	$—	$—	$1,365
Non-qualified deferred compensation plan	2,971	2,971	—	2,971	—	—
Total	$4,336	$4,336	$—	$2,971	$—	$1,365
The instruments classified as Level 1 are measured at fair value using quoted market prices. The investments classified as Level 2 were valued using quoted prices for similar instruments in markets that are not active since identical instruments were not available. The Company determines the hierarchy levels at the end of each quarter.
The non-qualified deferred compensation plan provides eligible employees and members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The Company includes the asset deferred by the participants in the “Other noncurrent assets, net” line item of its consolidated balance sheets and the Company’s obligation to deliver the deferred compensation in the “Other long-term liabilities” line item on its consolidated balance sheets.
During the nine months ended October 1, 2011, the Company remeasured the fair value of the Level 3 earnout payment liability and revised its estimate due to the low probability of achieving the 2011 earnout target. The change in estimate resulted in a reduction in the liability of $681, which was recorded to selling, general and administrative expenses and is included in the statement of cash flows as "other" in the cash flows from operating activities. The Company used an income based method to measure the fair value of this liability.
The earnout payment liability resulted from the acquisition of TriAccess Technologies, Inc. ("TA") on September 3, 2009 and represents an initial obligation to pay up to $5,000 to the former TA shareholders over three years. Since acquisition, the initial obligation has been reduced to a remaining amount of up to $1,000.

Ending earnout payment liability at December 31, 2010	$1,365
Accretion	85
Change in estimate	(681)
Ending earnout payment liability at October 1, 2011	$769

4.	Investments in Cash Equivalents and Marketable Securities
As of October 1, 2011 all short-term investments are classified as available-for-sale and have maturity dates of less than one year. All unrealized gains and losses on available-for-sale investments are included in other comprehensive income. The cost, net unrealized holding gains, net unrealized holding losses and fair value of available-for-sale investments by types and classes of security at October 1, 2011 consisted of the following:

At October 1, 2011	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale-included in cash equivalents:
Corporate debt securities	$29,273	$—	$—	$29,273
Money market funds and other	46,930	—	—	46,930
U.S. government-sponsored enterprise securities	10,900	—	(2)	10,898
U.S. treasury securities	4,000	—	—	4,000
Available-for-sale-included in short-term marketable securities:
Municipal notes	9,295	—	—	9,295
U.S. government-sponsored enterprise securities	10,001	—	(1)	10,000
U.S. treasury securities	6,024	2	—	6,026
Corporate debt securities	8,018	—	(1)	8,017
Certificates of deposit	206	—	—	206
	$124,647	$2	$(4)	$124,645
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
The contractual maturities of investments as of October 1, 2011 and December 31, 2010 were all due or callable in one year or less.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operational and financing cash flow factors. At October 1, 2011, all unrealized holding losses were considered to be temporary as the Company has the ability and intent to hold the investments until a recovery of fair value. During the three and nine months ended October 1, 2011 the Company did not record any other-than-temporary impairments on its marketable securities.

5.	Business Combinations

WJ Communications, Inc. (“WJ”)
As part of its acquisition of WJ, the Company committed to a restructuring plan to consolidate facilities in San Jose, California and China and to reduce certain redundant positions in the WJ operations as a result of the acquisition. All payments related to this restructuring were completed during the nine months ended October 1, 2011.

The following table summarizes the payments made as part of the restructuring plan during the nine months ended October 1, 2011:

	Lease abandonment costs	Total
Balance at December 31, 2010	$1,118	$1,118
Payments	(1,118)	(1,118)
Balance at October 1, 2011	$—	$—

6.	Net Income Per Share

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

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income (in thousands):	$14,838	$112,175	$43,842	$148,343
Shares for net income per share:
Weighted-average shares outstanding—Basic	164,812	155,734	163,773	154,737
Dilutive securities	6,215	6,919	9,309	6,409
Weighted-average shares outstanding—Diluted	171,027	162,653	173,082	161,146

The following options were excluded from the calculation as their effect would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Antidilutive securities	13,465	13,254	4,837	14,686

7.	Comprehensive Income

The components of other comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$14,838	$112,175	$43,842	$148,343
Other comprehensive loss:
Net unrealized loss on available for sale investments	(4)	(3)	(5)	(6)
Comprehensive income	$14,834	$112,172	$43,837	$148,337

8.	Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	October 1, 2011	December 31, 2010
Inventories:
Raw materials	$39,484	$23,668
Work-in-process	74,800	56,998
Finished goods	45,046	20,791
Total inventories	$159,330	$101,457

9.	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	October 1, 2011	December 31, 2010
Land	$19,691	$19,691
Buildings	92,935	92,769
Building and leasehold improvements	17,646	13,403
Machinery and equipment	515,068	446,805
Furniture and fixtures	6,373	6,120
Computer equipment and software	44,892	38,849
Assets in process	152,111	92,367
Total property, plant and equipment, gross	848,716	710,004
Accumulated depreciation	(397,074)	(357,816)
Total property, plant and equipment, net	$451,642	$352,188

The Company reported depreciation expense as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Depreciation expense	$15,537	$12,306	$43,558	$35,934

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

Unless indicators warrant testing at an earlier date, the Company performs its annual goodwill impairment test in the fourth quarter of each year. During the three and nine months ended October 1, 2011, there were no impairments recorded or impairment indicators present.

Information regarding the Company’s acquisition-related intangible assets is as follows:

		October 1, 2011			December 31, 2010
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$3,376	$—	$3,376	$3,376	$—	$3,376
Amortizing intangible assets
In process research and development	3-5	850	(211)	639	600	(50)	550
Patents, trademarks and other	2-15	49,653	(26,942)	22,711	48,053	(22,547)	25,506
		50,503	(27,153)	23,350	48,653	(22,597)	26,056
Non-amortizing intangible assets
In process research and development		929	—	929	1,365	—	1,365
Total intangible assets		51,432	(27,153)	24,279	50,018	(22,597)	27,421
Total goodwill and intangible assets		$54,808	$(27,153)	$27,655	$53,394	$(22,597)	$30,797

Amortization expense related to intangible assets is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Amortization expense	$1,548	$1,460	$4,556	$4,439

The changes in the gross carrying amount of goodwill and intangible assets are as follows:

	Goodwill and Intangible Assets
	Goodwill	In process research and development- non-amortizing	In process research and development- amortizing	Patents, trademarks and other	Total
Balance as of December 31, 2010	$3,376	$1,365	$600	$48,053	$53,394
Additions (deductions) during the period	—	(436)	250	1,600	1,414
Balance as of October 1, 2011	$3,376	$929	$850	$49,653	$54,808

The Company’s patents, trademarks and other intangible assets are being amortized over a period of two to fifteen years. During the nine months ended October 1, 2011 a product line that was included in non-amortizing in process research and development ("IPR&D") reached technological feasibility. As a result, the Company transferred $250 to amortizing IPR&D and began amortizing this amount over a period of 3 years. During the three and nine months ended October 2, 2010, no product line reached technological feasibility.

The Company abandoned and wrote off one product line that was included in IPR&D of $186 during the three and nine months ended October 1, 2011. The Company incurred a charge of $38 for the write off of a product line during the nine months ended October 2, 2010. There were no similar charges during the three months ended October 2, 2010.

The Company purchased patents for $1,600 during the nine months ended October 1, 2011 that will be amortized over a period of eleven years. The Company did not have a similar acquisition during the nine months ended October 2, 2010.

11.	Bank Line
On September 30, 2010, the Company, the domestic subsidiaries of the Company (the “Guarantors”), Bank of America, N.A., as administrative agent and lender, and Union Bank, N.A., Wells Fargo Bank, N.A., Bank of the West, BBVA Compass Bank and US Bank, as lenders (together with the administrative agent, the “Lenders”), entered into a Credit Agreement (the “Agreement”). The Agreement provides the Company with a three-year unsecured revolving syndicated credit facility of $200,000 maturing on September 30, 2013. On August 24, 2011, the Company extended, with Lender's consent, the maturity date to September 30, 2014. The Company’s obligations under the Agreement are jointly and severally guaranteed by the Guarantors. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable.
The Company may elect to borrow at either a Eurodollar Rate or a Base Rate (each as defined in the Agreement). Eurodollar Rate loans bear interest at an amount equal to the sum of a rate per annum calculated from the British Bankers Association London Interbank Offered Rate ("LIBOR") plus a designated percentage per annum (the “Applicable Rate”). The Applicable Rate for Eurodollar Rate loans is based on the Company’s consolidated total leverage ratio (as defined in the Agreement) and is subject to a floor of 2.50% per annum and a cap of 3.00% per annum. Base Rate loans bear interest at a rate equal to the higher of the federal funds rate plus 0.50%, the prime rate of the Lender plus the Applicable Rate or the Eurodollar Base Rate plus 1.0%. The Applicable Rate for Base Rate loans is subject to a floor of 1.50% per annum and a cap of 2.00% per annum. The interest payment date (as defined in the Agreement) will vary based on the type of loan but generally will be quarterly. The Company paid commitment fees, an arrangement fee, upfront fees and a renewal fee pursuant to the terms of the Agreement. The Company will also pay a quarterly fee for any letters of credit issued under the Agreement. The initial fees associated with the Agreement were capitalized and are being amortized to interest expense using the straight-line method over the remaining term to maturity.
The Agreement contains non-financial covenants of the Company and the Guarantors, including restrictions on the ability to create, incur or assume liens and other debt, make certain investments, dispositions and restricted payments, change the nature of the business, and merge with other entities subject to certain caps as defined in the agreement. The Agreement requires the Company to maintain ratios defined in the Agreement, which include a consolidated total leverage ratio as of the end of any fiscal quarter not in excess of 2.50 to 1.00, a consolidated liquidity ratio of at least 1.25 to 1.00 and a consolidated interest coverage ratio at a minimum of 3.00 to 1.00. The Company is in compliance with these covenants as of October 1, 2011.
At October 1, 2011 and December 31, 2010, there were no amounts outstanding under the Agreement. As there were no borrowings during the period, no interest cost was incurred during the three and nine months ended October 1, 2011.

12.	Stock-Based Compensation

Stock-based compensation expense consists of vesting grants of employee and director stock options and the employee stock purchase program ("ESPP"). The table below summarizes the stock-based compensation expense for the three and nine months ended October 1, 2011 and October 2, 2010:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Stock-based compensation expense:
Cost of goods sold	$1,906	$1,321	$4,710	$3,406
Research, development and engineering	2,179	1,627	6,240	4,749
Selling, general and administrative	2,051	1,709	7,392	4,784
Total stock-based compensation expense included in income from operations	$6,136	$4,657	$18,342	$12,939

Stock Option Plans

The following table summarizes the Company’s stock option transactions for the nine months ended October 1, 2011:

	Nine Months Ended
	October 1, 2011
	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2010	28,436	$6.03
Granted	5,430	12.24
Exercised	(2,660)	6.52
Forfeited	(1,008)	13.84
Outstanding at October 1, 2011	30,198	$6.84

ESPP

Employees participating in the ESPP authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company's common stock at a discount.

The table below summarizes the ESPP common stock purchases for the three and nine months ended October 1, 2011 and October 2, 2010.

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Shares purchased (in thousands)	—	—	769	941

13.	Income Taxes

The Company recorded tax benefit of $3,087 and expense of $9,589 for the three and nine months ended October 1, 2011, respectively, and tax benefit of $73,367 and $69,872 for the three and nine months ended October 2, 2010, respectively. The net tax benefit for the three months ended October 1, 2011 is primarily the result of the release of certain liabilities due to the expiration of the statute of limitations and the recognition of additional tax credits related to Research and Experimental ("R&E") spending for 2010. Prior to the third quarter of 2011, the Company did not have sufficient documentation in place to support these additional tax credits on a more-likely-than-not basis. These benefits were partially offset by United States ("U.S.") federal and state taxes. For the nine months ended October 1, 2011 net tax expense primarily resulted from U.S. federal and state taxes offset by the release of certain liabilities due to the expiration of the statute of limitations and the recognition of additional R&E tax credits. The Company is still in the process of reviewing open tax years which may result in future material benefits from R&E tax credits. The benefit for the three and nine months ended October 2, 2010 primarily resulted from the release of the valuation allowance which was recorded against the deferred tax assets and the release of certain liabilities due to the expiration of the statute of limitations. For the nine months ended October 2, 2010, this benefit was offset by the U.S. federal tax expense because of the “with-and-without” approach for excess share-based deductions recognized in the net operating loss.

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

Subject to meeting certain employment and investment requirements at its Costa Rican facility, the Company was granted a 100% Costa Rica income tax exemption through March 2017. Also, during the nine months ended October 1, 2011, the Company was granted an eight-year tax holiday in Singapore effective January 1, 2012.

Deferred Income Taxes

As of October 1, 2011, deferred tax assets of $63,925, net of a $12,055 valuation allowance, were recorded on the balance sheets. As of December 31, 2010, the Company recorded deferred tax assets of $74,982, net of a valuation allowance of $11,391.

The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized. Due to strong financial results and increased confidence that it will continue to generate taxable income into the foreseeable future, the Company released a majority of the valuation allowance on the deferred tax assets during the nine months ended October 2, 2010. The Company continues to maintain a valuation allowance against the tax effect of all capital loss carryforwards and certain state net operating loss carryforwards, as management does not believe it is more likely than not that these benefits will be realized in future periods.

Unrecognized Tax Benefits

In the nine months ended October 1, 2011, net unrecognized tax benefits decreased $5,167 primarily as a result of the release of certain previously recorded tax liabilities due to the expiration of statutes of limitations. The Company's additional unrecognized tax benefits anticipated to be released due to the expiration of statutes of limitations on or before December 31, 2011 total $2,009. Interest and penalties associated with unrecognized tax benefits are accrued and classified as a component of tax expense on the statement of income. No other changes to the unrecognized tax benefits are anticipated within the next twelve months.

Net unrecognized tax benefits at October 1, 2011 and December 31, 2010 were as follows:

	October 1, 2011	December 31, 2010
Net unrecognized tax benefits	$2,183	$7,350

14.	Commitments and Contingencies

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

Avago filed an answer and counterclaims on September 17, 2009. Avago’s answer and counterclaims denies the Company’s patent infringement allegations, and alleges that certain of the Company’s products infringe upon ten of Avago’s U.S. patents and seeks unspecified damages and injunctive relief. In response to Avago’s answer and counterclaims, the Company filed an answer and counterclaims on October 16, 2009. The Company’s answer and counterclaims denies Avago’s patent infringement allegations, and alleges that Avago engaged in anticompetitive conduct in violation of U.S. antitrust laws, through its acquisition of the bulk acoustic wave (“BAW”) business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On March 5, 2010, Avago filed an amended answer and counterclaims asserting violation of the California Uniform Trade Secret Act and, per the court’s order, the Company simultaneously filed an amended complaint, answer and counter-claim. Avago’s trade secret allegations relate to Infineon information included in Avago’s acquisition of Infineon’s BAW division and TriQuint’s employment of two former Infineon employees. On April 5, 2010, the Company filed an answer to Avago’s amended answer and counterclaims, in which the Company denied Avago’s allegations regarding violation of the California Uniform Trade Secret Act. Following further motion practice, on August 4, 2010 TriQuint filed its First Amended complaint and on August 26, 2010 Avago filed its answer and counterclaims expanding its patent and trade secret claims to include copyright infringement. On September 16, 2010, TriQuint submitted its answer, in which the Company denied Avago’s allegations. On December 14, 2010, the Court held a claim construction hearing and on January 12, 2011, the Court issued its claim construction ruling. Fact and expert discovery have closed and summary judgment motions by both parties have been filed. Oral argument is expected in January of 2012 with trial set for the third quarter of 2012. At this time, the Company does not believe it is possible to estimate the outcome of the litigation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The discussion in this Report contains forward-looking statements, including statements regarding key advantages of our products and the benefits to our customers, participation in government programs and expansion of programs in the future, projected working capital and capital expenditures, potential investment needs, ongoing litigation, and other statements preceded by terminology such as “believes,” “continue,” “could,” “estimates,” “expects,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking statements made below, including, those related to expected demand and growth in the wireless mobile devices, networks and defense & aerospace markets; factory capacity and utilization rates; higher future fixed manufacturing costs; our longer term strategies, including transitioning from a technology provider to a solutions supplier; changes in our critical accounting estimates; the reasonableness of our estimates; the ability to enter into defense & aerospace contracts; base station infrastructure expansion; shifts in our focus from 2G to 3G/4G products; our ability to meet our revenue guidance and penetrate our market; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity; expected capital expenditures; the outcome of ongoing litigation; and other factors and risks referenced in this Report on Form 10-Q and in Item 1A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 entitled “Risk Factors.” In addition, historical information should not be considered an indicator of future performance.

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

Overview
We are a supplier of high performance modules, components and foundry services for communications applications. We design, develop and manufacture advanced high-performance radio frequency ("RF") solutions with gallium arsenide ("GaAs"), gallium nitride ("GaN"), surface acoustic wave ("SAW") and bulk acoustic wave ("BAW") technologies for customers worldwide. We serve growing markets and a diverse customer base of manufacturers building mobile devices, third and fourth generation cellular wireless standards ("3G/4G") cellular base stations, triple-play cable solutions, fiber optic networks, wireless local area networks, worldwide interoperability for microwave access/long-term evolution, global positioning systems and defense & aerospace applications.
We provide our customers with high-performance, low-cost solutions for applications in the mobile device, networks, and defense & aerospace markets. Our mission is “Connecting the Digital World to the Global Network®,” and we accomplish this through a diversified product portfolio within the communications and defense markets. In the mobile device market, we provide high performance devices such as integrated modules, duplexers, small signal components, power amplifiers, switches and RF filters. In the networks market, we are a supplier of an extensive portfolio of GaAs microwave monolithic integrated circuits and transistors and SAW and BAW filter components. We provide the defense & aerospace market with phased-array antenna and communications components and have been a leader in GaN development.
Highlights for the Nine Months Ended October 1, 2011
Revenue grew $43.8 million for the nine months ended October 1, 2011 compared to the nine months ended October 2, 2010.
Mobile devices comprise the largest of our three major markets. Mobile devices revenues for the nine months ended October 1, 2011 increased 14% compared to the nine months ended October 2, 2010. Growth in this market was driven primarily by the strong demand for smartphones. As a result of the demand for smartphones and the expansion of RF content required for 3G/4G technology, revenues from 3G/4G mobile devices increased 29% in the nine months ended October 1, 2011 compared to the nine months ended October 2, 2010. During the nine months ended October 1, 2011, we shifted capacity and focus from 2G products to 3G/4G. Consequently, revenues from 2G products declined 58%.

Networks revenue decreased 3% for the nine months ended October 1, 2011 compared to the nine months ended October 2, 2010. The decrease was due to softness in the base station business as customers continued to spend cautiously on base station infrastructure expansion. Our networks products support the transfer of data at high rates across wireless or wired networks, specifically for transport, radio access, and emerging market applications. Transport includes submarkets such as cable television, microwave radio, point-to-point radio, enterprise and consumer satellite ground terminals, and optical communications. Radio access is composed primarily of base station infrastructure and repeaters. We also support a variety of emerging wireless markets and multi-market standard products included in the emerging markets category. We continue to see long-term strength in our transport market, as telecommunications companies make investments in infrastructure to support growing data traffic and consumers demand for increased data transfer speeds.
Our defense & aerospace revenues decreased 14% for the nine months ended October 1, 2011 compared to the nine months ended October 2, 2010 due to the timing of programs. We are recognized for technology leadership in GaAs, GaN, and acoustic wave filters. Currently, we are seeing less demand from some major contracts that are completing, such as the B2 bomber and the F-22, but we are benefiting from increasing interest in GaN and our packaged products. In the longer term we are shifting our strategy to emulate our successful module efforts in the commercial market. We are adding cost effective packages and modules to our existing portfolio of die products. We also have a broad portfolio of contracted research and development sponsored predominately by Defense Advanced Research Projects Agency ("DARPA"), the Air Force Research Lab and the Office of Naval Research.
Wafer and semiconductor manufacturing facilities require a significant level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of high demand factories run at higher utilization rates, resulting in improved financial performance. Strong growth in demand drove increased capital expenditures for added capacity in our factories. As capacity increases, the higher fixed manufacturing costs may temporarily adversely impact operating results.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. Although we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates we use are reasonably likely to occur from time to time, which may have a material effect on the presentation of our financial condition and results of operations.
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
There were no significant changes to our critical accounting policies in the three and nine months ended October 1, 2011. Refer to our most recent Annual Report on Form 10-K for a complete description of these policies.

Results of Operations
The following table sets forth the results of our operations expressed as a percentage of revenues for the three and nine months ended October 1, 2011 and October 2, 2010:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.1	58.7	61.9	59.7
Gross profit	34.9	41.3	38.1	40.3
Operating expenses:
Research, development and engineering	16.9	13.9	16.6	15.4
Selling, general and administrative	10.6	9.8	11.0	11.4
Litigation expense	1.8	1.2	2.5	0.8
Total operating expenses	29.3	24.9	30.1	27.7
Income from operations	5.6	16.4	8.0	12.6
Other (expense) income:
Interest income	0.0	0.1	0.1	0.0
Interest expense	(0.2)	(0.1)	(0.2)	(0.1)
Foreign currency gain (loss)	(0.1)	(0.1)	(0.0)	(0.1)
Recovery of investment	0.2	—	0.1	—
Other, net	0.0	0.1	0.0	0.1
Total other (expense) income, net	(0.1)	0.0	(0.0)	(0.1)
Income before income tax	5.5	16.4	8.0	12.5
Income tax (benefit) expense	(1.4)	(30.9)	1.4	(11.2)
Net income	6.9%	47.3%	6.6%	23.7%
Three Months Ended October 1, 2011 and October 2, 2010
Revenues from Operations
Our revenues decreased $21.0 million, or 9%, for the three months ended October 1, 2011 compared to the three months ended October 2, 2010.
Our revenues by end market for the three months ended October 1, 2011 and October 2, 2010 were as follows:

(as a % of total revenues)	Three Months Ended
	October 1, 2011	October 2, 2010
Mobile Devices	70%	70%
Networks	20	20
Defense & Aerospace	10	10
Total	100%	100%

Mobile Devices
Revenues from our sales of mobile devices market products decreased approximately 9% for the three months ended October 1, 2011 compared to the three months ended October 2, 2010. The revenue decrease resulted primarily from a lower volume of sales of our 2G and connectivity products which experienced revenue decreases of approximately 67% and 3%, respectively. Revenues from sales of our 3G/4G were flat when comparing the three months ended October 1, 2011 and October 2, 2010. Sales of these products collectively accounted for the following percentages of total mobile device revenues:

(as a % of total mobile device revenues)	Three Months Ended
	October 1, 2011	October 2, 2010
3G/4G	74%	67%
2G	5	13
Connectivity	21	20
Total	100%	100%
Networks
Revenues from sales of our networks market products decreased approximately 9% for the three months ended October 1, 2011 compared to the three months ended October 2, 2010. The revenue decrease resulted primarily from a lower volume of sales of our transport and emerging markets products which experienced revenue decreases of approximately 11% and 26%, respectively. Transport market revenues declined due to a slowing in the market and excess inventory at the Company's transport customers. The decreases in sales of transport and emerging markets products were partially offset by an increase in the sales of radio access products of 2%. Sales of these products collectively accounted for the following percentages of total networks revenues:

(as a % of total networks revenues)	Three Months Ended
	October 1, 2011	October 2, 2010
Radio Access	39%	35%
Transport	46	47
Emerging Markets/Other	15	18
Total	100%	100%
Defense & Aerospace
Revenues from our defense & aerospace market products decreased approximately 7% for the three months ended October 1, 2011 compared to the three months ended October 2, 2010, due primarily to the timing of programs.
Significant Customers
For the three months ended October 1, 2011, Foxconn Technology Group accounted for 35% of our revenues. For the three months ended October 2, 2010, Foxconn Technology Group and Samsung accounted for 24% and 12% of our revenues, respectively. Some of our mobile device customers use multiple subcontractors for product assembly and test and some of our subcontractors have multiple customers. Therefore, revenues for our customers may not necessarily equal the business of a single mobile device manufacturer.
Gross Profit
Our gross profit as a percentage of revenues decreased to 34.9% for the three months ended October 1, 2011, from 41.3% for the three months ended October 2, 2010. The decrease in gross profit was primarily due to a change in product mix within the Company's businesses which negatively impacted gross margins, lower utilization rates in our factories and costs incurred during the third quarter of 2011 related to the ramp up of new products.
Operating expenses
Research, development and engineering
Our research, development and engineering expenses for the three months ended October 1, 2011 increased $3.5 million, or 11%, compared to the three months ended October 2, 2010. As a percentage of revenue, research development and engineering expense spending grew approximately 3 percentage points for the three months ended October 1, 2011 compared to the three months ended October 2, 2010. The increase was primarily due to headcount growth. An increased headcount led to a combination of higher labor costs and spending on technical supplies, equipment and materials needed to support additional employees.
Selling, general and administrative

Selling, general and administrative expenses for the three months ended October 1, 2011 remained relatively flat, decreasing $0.5 million, or 2%, compared to the three months ended October 2, 2010. As a percentage of revenue, selling, general and administrative expense spending remained flat growing less than 1 percentage point for the three months ended October 1, 2011 compared to the three months ended October 2, 2010.
Litigation expense
Litigation expense for the three months ended October 1, 2011 increased $1.3 million, or 45% compared to the three months ended October 2, 2010. The increase was primarily a result of our Avago litigation, as described in Part II, Item 1 - Legal Proceedings.
Other (expense) income, net
For the three months ended October 1, 2011, other expense, net remained relatively flat, increasing $0.2 million compared to the three months ended October 2, 2010.
Income tax (benefit) expense
For the three months ended October 1, 2011, we recorded an income tax benefit of $3.1 million, compared to an income tax benefit of $73.4 million for the three months ended October 2, 2010. The income tax benefit for the three months ended October 1, 2011 primarily resulted from the release of certain liabilities due to the expiration of the statute of limitations and the recognition of additional tax credits for 2010 related to Research and Experimental ("R&E") spending. The Company is still in the process of reviewing open tax years which may result in future material benefits from R&E tax credits. For the three months ended October 2, 2010, the income tax benefit resulted from the release of the valuation allowance, which was recorded against the deferred tax assets, and the release of certain liabilities due to the expiration of the statutes of limitations. In both periods, the income tax benefits were partially offset by United States ("U.S.") federal and state income taxes.
Nine Months Ended October 1, 2011 and October 2, 2010
Revenues from Operations
Revenues increased $43.8 million, or 7%, for the nine months ended October 1, 2011 compared to the nine months ended October 2, 2010. Our revenues by end market for the nine months ended October 1, 2011 and October 2, 2010 were as follows:

(as a % of total revenues)	Nine Months Ended
	October 1, 2011	October 2, 2010
Mobile Devices	71%	67%
Networks	20	22
Defense & Aerospace	9	11
Total	100%	100%

Mobile Devices
Revenues from sales of our mobile devices market products increased approximately 14% for the nine months ended October 1, 2011 compared to the nine months ended October 2, 2010. The increase was the result of revenues from sales of our 3G/4G and connectivity products increasing by approximately 29% and 28%, respectively, offset by a decrease in revenues from sales of our 2G products of approximately 58%. Sales of these products collectively accounted for the following percentages of total mobile device revenues:

(as a % of total mobile device revenues)	Nine Months Ended
	October 1, 2011	October 2, 2010
3G/4G	72%	63%
2G	6	18
Connectivity	22	19
Total	100%	100%
Networks

Revenues from sales of our networks market products remained relatively flat overall, with an approximately 3% decrease for the nine months ended October 1, 2011 compared to the nine months ended October 2, 2010. The decrease was due to revenues from sales of our radio access and emerging markets products decreasing by 9% and 23%, respectively. Radio Access revenues declined as a result of telecommunications companies slowing their investment in the expansion of base station capacity and no new major rollouts of base station infrastructure in emerging markets. These decreases in sales of radio access and emerging markets products were partially offset by a 12% increase in revenues from sales of our transport products due to successes with the optical product line supporting customer network upgrades to 40Ghz and 100Ghz systems. Sales of these products collectively accounted for the following percentages of total networks revenues:

(as a % of total networks revenues)	Nine Months Ended
	October 1, 2011	October 2, 2010
Radio Access	34%	37%
Transport	50	43
Emerging Markets/Other	16	20
Total	100%	100%
Defense & Aerospace
Revenues from sales of our defense & aerospace market products decreased approximately 14% for the nine months ended October 1, 2011 compared to the nine months ended October 2, 2010. The decrease in revenue was primarily the result of a 36% decrease in sales of our radar products due to program completions.
Significant Customers
For the nine months ended October 1, 2011 and October 2, 2010, Foxconn Technology Group accounted for 34% and 23% of our revenues, respectively.
Gross Profit
Our gross profit as a percentage of revenues declined to 38.1% for the nine months ended October 1, 2011 from 40.3% for the nine months ended October 2, 2010. The decrease in gross profit was primarily due to the mix of higher sales of mobile devices products, which have lower gross profit compared to our other end market products.
Operating expenses
Research, development and engineering
Our research, development and engineering expenses for the nine months ended October 1, 2011 increased $14.5 million, or 15%, compared to the nine months ended October 2, 2010. As a percentage of revenue, research development and engineering expense spending grew approximately 1 percentage point for the nine months ended October 1, 2011 compared to the nine months ended October 2, 2010. The increase was primarily due to headcount growth, which led to a combination of higher labor costs and other spending on technical supplies, equipment and materials needed to support additional employees.
Selling, general and administrative
Selling, general and administrative expenses for the nine months ended October 1, 2011 remained relatively flat, increasing $1.8 million, or 3%, compared to the nine months ended October 2, 2010. As a percentage of revenue, selling, general and administrative expense spending remained flat declining less than 1 percentage point for the nine months ended October 1, 2011 compared to the nine months ended October 2, 2010.
Litigation expense
Litigation expense for the nine months ended October 1, 2011 increased $11.8 million, or 231% compared to the nine months ended October 2, 2010. The increase was primarily a result of our Avago litigation, as described in Part II, Item 1 - Legal Proceedings.
Other (expense) income, net
For the nine months ended October 1, 2011, other expense, net remained relatively flat, with decreasing $0.2 million compared to the nine months ended October 2, 2010.
Income tax (benefit) expense

During the nine months ended October 1, 2011, income tax expense was $9.6 million, compared to an income tax benefit of $69.9 million for the nine months ended October 2, 2010. Income tax expense during the nine months ended October 1, 2011 was primarily attributable to U.S. federal and state income taxes offset by benefits from the release of certain liabilities due to the expiration of the statute of limitations and the recognition of additional tax credits related to R&E spending. For the nine months ended October 2, 2010, the income tax benefit primarily resulted from the $71.4 million release of the valuation allowance, which was recorded against the deferred tax assets, and the release of certain liabilities due to the expiration of the statutes of limitations. This benefit was offset by the U.S. federal income tax expense because of the “with-and-without” approach for excess share-based deductions recognized in the net operating loss.

Liquidity and Capital Resources
Liquidity
As of October 1, 2011, our cash, cash equivalents and short-term marketable securities decreased $76.4 million, or 34%, from December 31, 2010 as a result of capital expenditures partially offset by cash provided by operations and cash received upon exercise of stock options. Other related changes at October 1, 2011 compared to December 31, 2010 were:

•
Our net accounts receivable balance increased $1.2 million, or 1%. This increase was primarily a result of the timing of customer payments and was partially offset by the decrease in customer sales and shipments compared to the fourth quarter of 2010.

•
Our inventory balance increased $57.9 million, or 57%. Inventory turns calculated using ending inventory and cost of goods sold for the three months ended October 1, 2011 and October 2, 2010 dropped from 6.1 to 3.5, respectively, as safety stock was replenished and revenues were lower during the third quarter of 2011 than originally anticipated.

•
Our net property, plant and equipment increased $99.5 million, or 28%. The change in property, plant, and equipment was primarily a result of capital expenditures of $159.9 million, which excludes the timing effects of payments of capital expenditures in prepaid expenses and accounts payable of $15.9 million. This amount was partially offset by depreciation of $43.6 million. The capital expenditures made were primarily for capacity expansion and equipment to support new products and technologies.

•
Our deferred tax assets decreased $11.1 million. Of the total deferred tax assets of $63.9 million as of October 1, 2011, $28.0 million were classified as current and $35.9 million were classified as noncurrent. The decrease during the nine months ended October 2, 2010 was related to the usage of net operating loss carryforwards during 2011.

•	Our current liabilities decreased $6.0 million, or 5%. The decrease was a result of a reduction in variable compensation and timing effect of capital expenditure payments.

Sources of Liquidity
Our current cash, cash equivalents and short-term investments balances, ($60.5 million domestic and $86.7 million foreign) together with cash anticipated to be generated from operations and the balance available on our $200.0 million syndicated credit facility, constitute our principal sources of liquidity. We believe these sources will satisfy our projected expenditures through the next 12 months. We further believe our domestic cash, along with the syndicated credit facility is sufficient to meet our domestic cash requirements for the next 12 months. The principal risks to these sources of liquidity are lower than expected earnings or capital expenditures in excess of our expectations, in which case we may be required to finance any shortfall through additional equity offerings, debt financings or credit facilities. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.
There have been no material changes in the disclosure related to our contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recent Accounting Pronouncements
See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Off Balance Sheet Arrangements
As of October 1, 2011, we did not have any off balance sheet arrangements, as defined in Regulation S-K Item 303 (a)(4).

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
Our investments in cash equivalents are classified as available-for-sale securities and consist of highly rated, short-term investments, such as money market funds, in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. The following table shows the fair value of our investments as of October 1, 2011 (in millions):

	Cost	Fair Value
Cash and cash equivalents (including unrealized gain of less than $0.1)	$113.7	$113.7
Short-term available-for-sale investments (including net unrealized gains of less than $0.1)	$33.5	$33.5
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
Avago filed an answer and counterclaims on September 17, 2009 denying the patent infringement allegations made by us in our complaint, and asserting that our products infringed upon ten of Avago’s U.S. patents. The patents asserted by Avago are: 6,262,637, 6,377,137, 6,841,922, 6,864,619, 6,909,340, 6,933,807, 7,268,436, 7,365,619, 6,051,907 and 6,812,619. Avago’s counterclaim asserts that our alleged infringement is willful and seeks unspecified compensatory and enhanced damages and injunctive relief. On October 16, 2009, we filed an answer and counterclaims denying Avago’s patent infringement allegations, and asserting antitrust claims under Section 7 of the Clayton Act and Section 2 of the Sherman Act. As stated in the counterclaim, the antitrust claims relate to Avago’s anticompetitive conduct through its acquisition of the BAW business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On March 5, 2010, Avago filed an amended answer and counterclaims asserting violation of the California Uniform Trade Secret Act and, per the court’s order, we simultaneously filed an amended complaint, answer and counter-claim. Avago’s trade secret allegations relate to Infineon information included in Avago’s acquisition of Infineon’s BAW division and our employment of two former Infineon employees. On April 5, 2010, we filed an answer to Avago’s amended answer and counterclaims, in which we denied Avago’s allegations regarding violation of the California Uniform Trade Secret Act. Following further motion practice, on August 4, 2010, we filed our First Amended Complaint and on August 26, 2010 Avago filed its answer and counterclaims expanding its patent and trade secret claims to include copyright infringement. On September 16, 2010, we submitted our answer, in which we denied Avago’s allegations. On December 14, 2010, the Court held a claim construction hearing and on January 12, 2011, the Court issued its claim construction ruling. Fact and expert discovery have closed and summary judgment motions by both parties have been filed. Oral argument is expected in January of 2012 with trial set for the third quarter of 2012. At this time, the Company does not believe it is possible to estimate the outcome of the litigation.

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

10.1
Letter dated August 24, 2011 regarding extension of Credit Agreement dated September 30, 2010 by and among TriQuint Semiconductor, Inc, the domestic subsidiaries of the Company, Bank of America, N.A., as administrative agent and lender, and Union Bank, N.A., Wells Fargo Bank, N.A., Bank of the West, BBVA Compass Bank and US Bank, as lenders.

10.2*	Automatic Stock Option Grant Program for Eligible Directors Under the TriQuint Semiconductor, Inc. 2009 Incentive Plan, as amended.

10.3*	TriQuint Semiconductor, Inc. 2009 Incentive Plan, as amended.

10.4*	2007 Employee Stock Purchase Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.

* Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.

Dated: November 3, 2011	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: November 3, 2011	By:	/s/ STEVE BUHALY
Steve Buhaly
Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1
Letter dated August 24, 2011 regarding extension of Credit Agreement dated September 30, 2010 by and among TriQuint Semiconductor, Inc, the domestic subsidiaries of the Company, Bank of America, N.A., as administrative agent and lender, and Union Bank, N.A., Wells Fargo Bank, N.A., Bank of the West, BBVA Compass Bank and US Bank, as lenders.

10.2*	Automatic Stock Option Grant Program for Eligible Directors Under the TriQuint Semiconductor Corporation 2009 Incentive Plan, as amended.

10.3*	TriQuint Semiconductor, Inc. 2009 Incentive Plan, as amended.

10.4*	2007 Employee Stock Purchase Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.

* Management contract or compensatory plan