Form 10-K
period 2011-12-31
TRIQUINT SEMICONDUCTOR INC
filed 2012-02-27
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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
Common Stock, $.001 par value per share
(Title of class)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     Large accelerated filer ☒     Accelerated filer  ☐
Non-accelerated filer  ☐     Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on July 2, 2011, the last day of the Registrant’s second fiscal quarter, reported on the NASDAQ Stock Market, was approximately $1,302,950,575. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the Registrant’s outstanding common stock have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity securities.
As of February 23, 2012, there were 166,242,112 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2012 annual meeting of stockholders, which is scheduled to be held on May 2, 2012. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s year ended December 31, 2011.

Important Notice to Stockholders:
This Annual Report on Form 10-K contains both historical information and forward-looking statements about TriQuint Semiconductor, Inc. (collectively with its wholly owned subsidiaries, “TriQuint,” “we,” “us,” “our” or “our company”). In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “estimates,” “expects,” “feels,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “reasonably,” “should,” “could,” “thinks,” “will” or the negative of these terms or other comparable terminology. Forward-looking statements in this Annual Report on Form 10-K include, in particular, statements regarding:

•	Our future growth and innovation;

•	Vertical integration to improve the performance and lower the overall cost of our customers' applications;

•	Increased RF content in devices and networks;

•	New contract phases and additional contract awards leading to further infrastructure advances and enhanced GaN manufacturing capabilities;

•	Our continued establishment and maintenance of close working relationships with industry leaders in our target markets;

•	Establishment of new, strategic relationships with companies that provide access to new technologies, products and markets;

•	Our mobile device strategy and ability to meet the needs and demands of the market;

•	The seasonal fluctuations of our revenue;

•	Growth in demand for our PtP radio products and 10, 40 and 100 Gb/s optical products;

•	New GaN product introductions, including additional high-power switches, amplifiers and related products;

•	Migration of base station equipment from entry-level 2G services to 3G and LTE in developing regions;

•	Our ability to provide improvements in amplifier efficiency while providing high linearity through TriPower devices and reductions in cost and increases in efficiency for those devices;

•	Continued decreases in selling prices of our products used by customers in the mobile devices end market;

•	Our spending on research and development;

•	Long-term growth prospects of our networks markets, investments by telecommunications companies in infrastructure and growth in consumer demand for data; and

•	Improvement in macro-economic conditions.
A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results, including, potential customer concentration risks; changes in our critical accounting estimates; losses that may be incurred in litigation; risks associated with manufacturing yields and our ability to improve yields, costs and subcontractor services; risks associated with our production outside of the U.S.; our reliance on certain suppliers; our expectations regarding the selling prices for our products and the prices of our suppliers' products; risks associated with intellectual property, including protecting our interests and against infringing on others’; the impact of environmental regulations on our business; risks associated with our unfilled orders; transactions affecting liquidity; capital expenditures; and other risks and uncertainties. Factors that could cause or contribute to these differences include, the risks discussed in Part I of this report entitled “Risk Factors.” These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Please see Item 1A, “Risk Factors,” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.
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

Overview
TriQuint provides a comprehensive portfolio of innovative radio frequency ("RF") solutions for the devices and networks that carry voice, video and data. With design, manufacturing, sales and application support centers throughout the world, TriQuint is well positioned to meet the growing needs of the connected global community.
We design, develop and manufacture advanced high-performance RF solutions with gallium arsenide ("GaAs"), gallium nitride ("GaN"), bipolar high electron mobility transistor ("BiHEMT"), surface acoustic wave ("SAW"), temperature compensated surface acoustic wave ("TC-SAW"), bulk acoustic wave ("BAW"), copper flip ("CuFlipTM") and wafer level packaging ("WLP") technologies for customers worldwide. We serve growing markets and a diverse customer base of manufacturers building connected mobile devices, second / third / fourth generation ("2G" / "3G" / "4G") cellular base stations, wireless local area networks ("WLAN"), long term evolution ("LTE"), triple-play cable solutions, fiber optic networks, point-to-point ("PtP") radios and defense and aerospace applications. TriQuint is a technology leader in GaAs and GaN foundry processes. We are dedicated to delivering innovative RF solutions built using our technology portfolio that enables quicker design turns, higher performance, a smaller footprint and lower cost bill of materials ("BOM") for our customers.
Over the past several years, we have continued to invest in our business, utilizing vertical integration and innovation to improve the performance and lower the overall cost of our customers' applications. We harness our sizable design and production capabilities to focus on the needs of RF applications as a foundation to serve our primary end markets. This strategy allows us to offer cost-saving advantages and high-quality products to companies worldwide. In the United States (“U.S.”), we have design and manufacturing facilities in Oregon (corporate headquarters), Texas and Florida, with additional design facilities in California, Massachusetts and North Carolina, as well as sales support offices in various locations. Outside the U.S., we have a design facility in Germany. In addition, we have application and sales support offices in China, Finland, France, Germany, Israel, Italy, Japan, Korea, Malaysia, Singapore, Sweden, Taiwan and the United Kingdom. Finally, we have an assembly and test facility in Costa Rica and subcontractors in China, Korea, Malaysia, the Philippines and Thailand.
We use our proprietary processes in these facilities to produce high-performance RF products and believe that control of these manufacturing processes enables us to be a reliable source of supply with increased opportunities to enhance quality, reliability and manufacturing efficiency. In addition, control of our manufacturing process and our combined research and design capabilities assist us in developing new processes and products while increasing our ability to be responsive to customer requirements.
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
Industry Background
Ever growing demand for always-on connectivity affects the entire wired and wireless communications ecosystem. Today's sophisticated mobile devices support simultaneous voice, data, video, location services and wireless connectivity options. While 3G high-speed, data-centric service continues to expand in most mature global wireless markets, 4G service is growing at a faster rate, whereas 2G service is still expanding in markets that were previously under-served. The cellular and wireless fidelity ("WiFi") radios in mobile devices are leveraged to provide connectivity across a range of devices where the preferred radio front-end architecture is highly integrated modules. TriQuint was a pioneer in producing the integrated module. These highly integrated devices are now being used within new data-centric devices, such as data cards for laptops and tablets, and a whole new genre of infotainment appliances, such as e-readers, gaming and navigation devices.
To support these feature-rich mobile devices, network operators are expanding capacity, re-architecting infrastructure design, increasing 3G base station deployments, accelerating 4G planning and upgrading backhaul capacity through microwave PtP radio and optical network links. Additionally, the cable industry continues to undergo an upgrade to the data over cable service interface specification ("DOCSIS®") 3.0 standard, which enables data convergence at higher speeds. These systems, sometimes referred to as triple-play, enable additional services such as video on demand ("VOD") and many high-definition television ("HDTV") channels. The RF content in the devices and networks is increasing due to higher frequency systems and the need to accommodate more content over existing network infrastructure. TriQuint offers a broad product portfolio that serves these growing markets, including packaged radio amplifiers and standard-setting optical modulator drivers.
Defense and aerospace markets rely on dependable microwave monolithic integrated circuits ("MMICs") in die-level and packaged forms, as well as SAW and BAW filters. Today's global defense and aerospace industry looks for commercial off-the-shelf ("COTS") convenience, balanced against the rigorous performance standards that typify microwave products for advanced communications, radar and national security use. Defense and aerospace applications require extreme precision, reliability and durability. TriQuint products include high power amplifiers, low noise amplifiers, switches, fixed frequency and voltage controlled oscillators, filters and attenuators for use in a variety of advanced systems, such as phased array radar, guidance, missiles, electronic warfare and counter measures, and space communications systems.
To address market demand for higher levels of performance, electronic communications systems manufacturers have relied heavily on advances in high-performance components and modules such as those that we produce. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. Similarly, GaN advancements by TriQuint have shown that GaN devices now in production can be smaller than GaAs-based products and operate at even wider bandwidths and frequencies, making GaN ideal as a high-frequency/high-power RF solution. The performance requirements of certain critical system functions generally cannot be achieved practically using silicon-based semiconductors, filters, resonators and oscillators based on traditional technologies. As a result, systems manufacturers continue to seek components and modules that can overcome these performance limitations. GaAs and GaN semiconductor technologies are generally better alternatives to silicon solutions in almost all high-performance RF, microwave and millimeter wave applications. The higher electron mobility of GaAs and GaN enables the integrated circuits to operate at higher speeds or power than silicon devices, with lower current consumption. Lower current consumption is important in both mobile devices and base stations, and dramatically increases operational time in mobile devices and lowers electricity cost and overall operating expense in base stations. In addition, SAW and BAW technologies offer a number of advantages over traditional filter technologies, including precise frequency control and selectivity, reduced size and weight, high reliability, environmental stability and the ability to pass RF signals with minimal distortion. In general, SAW technology has a cost/performance advantage from low frequencies to approximately 2.5 gigahertz. BAW technology has a cost/performance advantage from approximately 2.5 to 10 gigahertz.
TriQuint Mission and Strategy
Our mission is to deliver RF solutions that improve the performance and lower the overall cost of our customers' applications. Our strategies to achieve this mission are to drive innovation and integration, ensure we serve a complementary and diverse set of markets, and achieve scale through targeted growth.
We continue to invest in research and development ("R&D"), capacity expansion and hiring the best and brightest talent. These tactics are enabling us to serve an array of growing markets with a diversified product portfolio within the communications and defense industries.
Total RF front-end solutions
In the mobile devices end market, we utilize our technology portfolio to create complete RF front-end solutions, including many bands, multiple frequencies and communication standards. We are strategically focused on the integration of highly specialized filters, power amplifiers, and switches that comprise the major components of an RF front-end. These discrete components can be combined into space-saving modules that result in higher-performance, smaller form factors, and greater value for 2G / 3G / 4G connected devices worldwide.
Simplify RF connectivity
Our strategy for the networks end market is “Simplifying RF Connectivity” by offering highly integrated products, trusted applications support and customer service in combination with innovative device and packaging technology that uniquely enables customers' products. We utilize in-house technology to integrate product functionality. We offer a variety of packaging options to meet the performance needs of our customers and support them through various online resources, an expanded product selection guide, a growing international team of applications engineers and a highly trained external sales and distribution force.
Technology leadership and relationships
In the defense and aerospace end market, we enjoy long-standing institutional relationships with key military subcontractors to the U.S. government. Our advanced technology is sought after in the industry and we continue to focus our internal R&D resources on the development and maturity of GaN solutions. Our integrated assembly and packaging expertise that includes the ability to take products from the wafer fabrication stage to fully-packaged devices within a secure facility advances our overall portfolio.
Additionally, we have new contract awards, such as the new Microscale Power Conversion and Near Junction Thermal Transport GaN contracts, in addition to ongoing work in support of the Defense Production Act Title III manufacturing contract, that we expect will lead to further infrastructure advances and enhanced GaN manufacturing capabilities.
Market diversity
We offer a broad range of RF products that address numerous end-user applications in a variety of synergistic communications markets. We provide a balanced portfolio of products, ranging from foundry services to die level products, MMICs, packaged components and integrated assemblies that can place integrated semiconductor and filter chips into industry-standard and custom packages. Our primary end markets are mobile devices, networks and defense and aerospace. Our products are designed on various wafer substrates using a variety of technologies.
Partnering with industry leaders
We plan to continue establishing and maintaining close working relationships with industry leaders in our target markets. We also intend to maintain existing connections, and establish new, strategic relationships with companies that provide access to new technologies, products and markets. These relationships are critical to providing us with insights into future customer requirements, which facilitate the timely development of new products to meet the changing needs of the marketplace.
Markets and Applications
We focus on three end markets in the electronic communications system industry: mobile devices, networks and defense and aerospace.
Mobile Devices
The demand in the mobile devices end market has evolved over the past several years as a result of increased demand for enhanced voice and data communication capabilities. Users want mobile devices to provide signal quality similar to wired communication systems, to be smaller and lighter, to accommodate longer talk and standby time and to contain complex functionality such as digital cameras, video recorders, music players, global positioning systems ("GPS"), Bluetooth®, and internet access. The most significant trend today in the mobile devices market is the growth of smartphones and tablet personal computers ("tablets"). These devices contain application processing capability that allows the device to be a platform for a wide variety of software applications, including e-mail, calendar, location-based services, web-based services, music, travel aids and a multitude of games. Smartphones typically have separate power amplifiers and RF circuitry for voice and data. Additionally, they typically have more than one RF line-up for multiple bands enabling multi-region access and coverage – i.e. a smartphone can be used anywhere in the world. The increased number of RF line-ups has increased the overall dollar content in an average smartphone by two to four times compared to a traditional voice-only phone. Likewise, tablets continue to increase the number of 3G and LTE bands in order to support higher data rates. The increase in wireless communication traffic has resulted in congestion of the assigned frequency bands, creating capacity issues for network operators. As a consequence, wireless communications standards are evolving to more efficiently utilize the available spectrum. Demand has increased for mobile devices that work across multiple standards and frequency bands. Mobile devices of this complexity provide new technical challenges that our products are well suited to address, and we believe our mobile device strategy will meet the needs of this evolving market.
We sell electronic components for mobile phones, including RF filters, duplexers, power amplifiers (“PAs”) and power amplifier modules (“PAMs”), duplexers, transmit modules (“TXMs”), power amplifier + duplexer (“PAD”) modules including our newly-released TRITIUM Duo™ family (integrated 2-in-1 PA duplexer modules), antenna switch + duplexer modules (“ADMs”), and hybrid converged power amplifier modules. We sell these products to mobile device manufacturers worldwide. Historically, the demand for RF components and modules has been driven by the increasing usage of mobile devices across the globe and the increasing complexity of those mobile devices, which utilize features such as multi-band radios and global positioning systems. The total number of handset subscribers continues to grow, with China and India growing at the fastest rates. Our growing product portfolio addresses the needs of the mobile communications ecosystem with a complete selection of innovative RF solutions for 2G, 3G, 4G, WLAN, Bluetooth® and GPS.
GaAs material and device design can provide key performance advantages over silicon, such as higher frequency operation, improved signal reception and transmission, better signal processing in congested bands and greater power efficiency for longer battery life, all important attributes of the mobile device experience. These performance advantages are also important in new mobile device applications and we believe our use of GaAs wafer substrates and a variety of technologies provides us with the ability to satisfy market demands for those products performance features. Further, our access to a broad range of process technologies enables us to integrate them in applications to optimize both product performance and cost, while providing mobile device designers with what we believe is the utmost flexibility.

Historically, we have experienced seasonal fluctuations in our sales of mobile device components. Our revenue is generally the strongest in the third and fourth quarters in response to the holiday selling season, and weakest in the first quarter of each year.
Revenue from the mobile devices end market accounted for approximately 71% of our total revenue in 2011, compared to 68% of our revenue in 2010 and 67% of our revenue in 2009.
Networks
We sell products that support the transfer of voice, video and data across wireless or wired infrastructure. We implement our strategy of “Simplifying RF Connectivity” through innovative device and packaging technology integration and strong customer relationships. Our products for this market are divided into three main categories:

•
Transport, which includes wireless and wired broadband applications such as PtP radio, cable television (“CATV”) / fiber to the home (“FTTH”), optical transport networks at 10, 40 and 100 Gigabits per second ("Gb/s"), and satellite ground terminals for enterprise and consumer communication applications;

•	Radio Access, which comprises products for 2G, 3G, 4G (or LTE), and multi-carrier, multi-standard base stations; and

•	Innovative RF solutions for emerging markets, such as automotive radar and telematics and advanced metering infrastructure ("AMI").
Our acquisition of TriAccess Technologies Inc. (“TA”) in 2009 enabled us to increase our participation in the growing CATV and FTTH markets. TriQuint now offers signal amplification and filtering products for the entire network, including headend, infrastructure, and home including FTTH and RF over glass ("RFoG") systems. Continued growth in this end market is being driven by the conversion to digital programming in a number of areas (including the U.S., Europe and China), and the rise of "triple play" (voice-video-data) services by system operators. New networks and network upgrades reflect incumbent cable operators competing with telecom providers entering the market.
Data demands from WCDMA and LTE smartphones and tablets are driving the development of higher capacity radios to provide backhaul for many base stations. The confluence of this data traffic similarly requires higher capacity optical transport for long-haul and metro networks.

Base stations are critical to the mobile infrastructure, because they link the user to the network and help to determine the user experience. In addition to the demand for additional data capacity, or bandwidth, base station development is being driven by the need to serve multiple standards and frequencies with the fewest hardware platforms. Increasingly, these platforms must be "green" to minimize the network's operating expenses and reduce carbon footprints. In addition to reducing operating expenses, base station original equipment manufacturers ("OEMs") face continuing competitive pressure to reduce the cost of the equipment to minimize the capital expenditures of service providers. The growing popularity of smartphones and other mobile devices that consume data is expected to fuel base station market growth in 2012 and beyond. In developing regions of the globe, base station equipment being deployed has a migration path from entry-level 2G services to 3G and LTE when the region demands it.
Revenue from the networks end market accounted for approximately 20% of our total revenue in 2011, compared to 22% in 2010 and 21% in 2009.
Defense and Aerospace
Our largest customers in the defense and aerospace markets are military contractors serving the U.S. government. These prime contractors and subcontractors use our products for phased-array radar to identify, track and target threats of unknown origin as well as in communications systems. In addition, similar TriQuint components utilized in ground-based field radars are bringing new capabilities to detect and neutralize threats against infantry forces. The capability to track multiple targets simultaneously is one of the key enhancements found in the new generation of fighters such as the F-35 Lightning/Joint Strike Fighter (“JSF”). We are teamed with contractors in this program as well as engaged in retrofits of other tactical fighter jet programs. TriQuint microwave PAs provide the capability to transmit the power that is at the heart of phased array radar operation. These radars consist of large element arrays composed of many individual integrated circuits. In addition to supplying components for airborne and ground-based phased array radars, TriQuint is engaged with prime defense contractors in the continuing development and production of radars for ship-board applications. In the military communications field, we supply filters, amplifiers and other components for hand-held and satellite communications systems. TriQuint is using its packaging and integrated assemblies expertise to speed designs, facilitate multi-chip package evolution and deliver cost-effective solutions for all types of customer needs.
TriQuint is also directly engaged with the U.S. government, primarily through contracts with Defense Advanced Research Project Agency ("DARPA"), the Air Force Research Laboratory ("AFRL"), and the Naval Research Laboratory

("NRL") to develop the next generation of RF components in GaN and GaAs. GaN high electron mobility transistor (“HEMT”) devices provide the higher power density and efficiency required for future high-power phased array radar, electronic warfare, missile seeker and communications systems. Through these programs and other ongoing efforts, we continue to enhance the reliability and manufacturability of our GaN processes. In 2011, we continued work on the GaN manufacturing development award we received from AFRL (Defense Production Act Title III) in 2010. In addition, we entered Phase II of the DARPA Nitride Electronic NeXt-Generation Technology (“NEXT”) program ahead of schedule during the year. We were also awarded a new DARPA contract, based in part on successes in the NEXT program, for developing new generations of ultra-high speed GaN switches (modulators) that will be used in conjunction with new generations of GaN-based RF amplifiers to reduce the size and increase the efficiency of amplifiers for defense applications. Continuing interest in GaN devices has led to more business for our GaN foundry, and the introduction of new products in 2011. Other new GaN product introductions are expected in 2012, including additional high-power switches, amplifiers and related products.
Revenue from the defense and aerospace end market accounted for approximately 9% of our total revenue in 2011, compared to 10% in 2010 and 12% in 2009.
Products
We offer a broad array of filtering, switching and amplification products for RF, microwave, and millimeter-wave applications. We utilize specialized substrate materials and high-performance process technologies such as GaAs, GaN, pseudomorphic high electron mobility transistors ("pHEMT"), GaN HEMT, heterojunction bipolar transistors (“HBT”), metal-semiconductor field effect transistor (“MESFET”), BiHEMT, WLP, CuFlipTM, SAW, TC-SAW and BAW to design and manufacture products which are intended to improve the performance and lower the overall cost of our customers’ applications. We believe our products offer other key advantages, including steeper selectivity, improved linearity, lower distortion, higher power and power-added efficiency, reduced size and weight, and more precise frequency control, relative to competing devices. Our broad range of standard and customer-specific integrated circuits, components and modules, and SAW and BAW duplexers and filters, combined with our manufacturing and design capabilities, allow customers to select the specific product solution that best fulfills their technical and time-to-market requirements.
Mobile Devices
Our products used by customers in the mobile devices end market include transmit modules, power amplifier modules, power amplifier-duplexer modules, duplexers, switches, integrated products and other advanced products to meet the changing needs of the global communications marketplace. We use our broad in-house technology portfolio to address the low noise, power efficient amplification, low loss switching and efficient and accurate frequency conversion requirements of system designers. Our products support 2G, 3G and 4G standards (global system for mobile communication ("GSM"), general packet radio service ("GPRS"), EDGE, code division multiple access ("CDMA"), evolution-data optimized ("EV-DO") WCDMA, high speed packet access ("HSPA"), WEDGE, WGPRS, LTE, WLAN and others) and can be found across this wide frequency spectrum. We believe our compact, highly integrated modules and components enable quicker design turns, higher performance, lower part count and reduced overall solution costs.

Networks
In the networks end market, we address three primary submarkets focused on transport, radio access, and catalog products serving multiple applications ("multi-market").
Transport is the term we use for products, standards and technology used to support higher data rates across wireless or wired infrastructure networks including long haul, metro, backhaul and access applications. This includes optical networking, CATV, FTTH, PtP radio and non-military satellite terminal communication. TriQuint's product portfolio includes millimeter wave power amplifiers, frequency converters and voltage controlled oscillators for PtP and very small aperture terminal ("VSAT") radios and high performance modulator drivers for 10, 40, and 100 Gb/s optical systems. For CATV and FTTH applications, TriQuint's products comprise a wide range of performance leading and differentiated amplifiers for headend, infrastructure, and home networks
Radio access includes our products used in all cellular standards of base stations (“BTS”) and repeaters. Our radio access products include a wide range of low noise and medium power amplifiers, RF and intermediate frequency ("IF") filters, digitally-controlled attenuators, converters, mixers, and customized multi-chip modules.
TriQuint is developing a new family of high-power transistors for base stations called TriPower™. In 3G and 4G systems, TriPower devices are expected to offer a significant improvement in amplifier efficiency while providing high linearity. For the BTS OEM and the mobile service provider, TriPower devices are expected to generate less heat and provide size, weight, and overall cost reductions. TriPower is also expected to be well suited for efficient lower power and lower voltage amplifiers needed for emerging small cell base stations.

Our multi-market products include catalog components designed to be used in a variety of applications because of their standard frequency bands or broadband characteristics, as well as emerging applications such as automotive radar and AMI. These products enable the trend toward "connectivity convergence" which requires frequency coexistence and compatibility; increasingly important as more broadband data fills already crowded wireless frequencies. The next-generation trend requires new designs that leverage multiple technologies and embrace multiple standards to provide end-users with new wideband internet connections.
We utilize our extensive process and assembly technologies to integrate RF functionality both at the integrated circuit and module levels, which are optimized for application specific transceivers. Packaged devices ease assembly for our customers and make our portfolio more accessible to contract manufacturers. We use our extensive network of representative and distribution channels as well as our expanded product selection guide to provide greater and easier access to our product portfolio. Our global team of application engineers assists customers with design and production needs.
Defense and Aerospace
Our products used by customers in the defense and aerospace end market include packaged products, die-level integrated circuits ("ICs"), MMICs and, increasingly, multi-chip modules, are used in many diverse communications and phased array radar programs. These programs include major ship-based, airborne and battlefield systems as well as sat-com, electronic warfare and guidance applications. Our products are used in large scale programs with long lead-times. Once a component has been designed into an end-use product for a military application, the same component is generally used during the entire production life of the end-use product.
We are accredited by the DoD’s Trusted Access Program Office for fabrication of integrated circuits as a Category 1A "Trusted Foundry."Accreditation is an assurance that TriQuint processes and procedures meet stringent quality and security controls, which can permit increased levels of high security / classified application specific integrated circuit (“ASIC”) foundry services. Through accreditation, TriQuint joins a small group of GaAs suppliers certified by the DoD as able to fabricate and deliver devices for applications using standards approved and monitored by the Defense Microelectonic IC Activity Office.
Our products play a critical role in identifying and neutralizing threats against defense forces around the globe. We are actively engaged with existing customers while seeking greater emerging application opportunities. For example, our airborne radar experience with F-22 and F-18 systems has led to ongoing work in the multi-national JSF program as well as one of the newest anti-missile phased array radar systems. In addition, we expect our products to be used in retrofits that upgrade the radars and other systems for the existing F-15, F-16 and F-18 fleets. Our leadership is evidenced through selection by many agencies for high-frequency / high-reliability research and development, including awards by DARPA for Phase III of the wide bandgap semiconductor WBGS program and the NEXT program. The WBGS Phase III program focuses on near-term GaN advancements, while NEXT explores advanced and promising new GaN technology.

Design and Process Technology
We have developed a broad technology portfolio to support our product innovation in RF applications. These technologies include a variety of semiconductor processes in GaAs and GaN for power and switching applications and SAW and BAW structures for filter applications. In order to effectively utilize these technologies in developing advanced products, we have also created an infrastructure supporting these processes that includes software tools for circuit simulation and physical modeling as well as extensive component cell libraries and characterization databases. These tools supporting our advanced process capabilities enable us to efficiently develop high performance products for customers in our RF end markets. Additionally, we make these tools available to customers utilizing our foundry services to develop their own products.
Our manufacturing strategy is to use high-volume process technologies when possible that enable us to provide cost-effective, stable, uniform and repeatable solutions for our customers. We achieve this by developing process modules, which, when combined together, allow for the rapid development of new processes. As a result, we are able to enjoy the cost advantages associated with standard high-volume semiconductor manufacturing practices. The core process technology in our Hillsboro, Oregon wafer fabrication operation employs both implanted and epitaxial structures, 4 micron metal pitch, typically 0.5 or greater micron geometries, 10 to 21 mask steps, and is scalable. The recent addition of an optical process for 0.25 and 0.13 micron gates provides a significant advantage in cost, with a small degradation in performance, over the typical e-beam process required to achieve those types of gate structures. In the past year, a BiHEMT process has been qualified to allow for the monolithic integration of our full HBT and pHEMT capability on one chip. The process technology employed in our Texas wafer fabrication operation includes additional advanced performance production processes. In our Florida wafer fabrication operation, we use manufacturing techniques that are very similar to those for integrated circuits to produce our SAW devices. In our Texas wafer fabrication operations, we use manufacturing techniques that are very similar to those for integrated circuits to produce our BAW devices. In late 2011, we completed qualification of our dual source GaAs process line in Texas which is an exact replica of the process line in our Oregon facility, but on a smaller scale.

Customers
We have a broad customer base of leading systems manufacturers. Revenue from our sole customer representing 10% or more of total revenue for each period is as follows (as a percentage of total revenue):

	Year ended December 31,
	2011	2010	2009
Foxconn Technology Group	35%	25%	20%

 Some of our mobile devices customers use multiple subcontractors for product assembly and test. Therefore, revenue for our customers may not necessarily represent the entire business of a single mobile devices manufacturer. Any significant loss of, or a significant reduction in purchases by, one or more of these customers could have an adverse affect on our financial condition and results of operations.

Our sales to customers outside the U.S. accounted for approximately 73%, 63% and 64% of revenue in 2011, 2010 and 2009, respectively. Sales to our customers outside the U.S. representing approximately 10% or more of total revenue for each period are as follows (as a percentage of revenue):

	Year ended December 31,
	2011	2010	2009
China	43%	36%	34%
Hong Kong	9%	10%	11%
Some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce.
Manufacturing
We currently have seven manufacturing centers located in Oregon, Texas, Florida, California, the Philippines and Costa Rica as follows:

•
A 260,000 square foot Hillsboro, Oregon facility located on 50 acres of land. This facility houses our 82,000 square foot wafer fabrication facility as well as executive, administrative, engineering, test and technical offices. The fabrication facility includes 33,000 square feet of Class 10 clean room space that we currently operate as a Class 100 performance clean room.

•
A 14,100 square foot, Bend, Oregon facility, of which approximately 4,600 is fabrication space. This facility was acquired as part of our TFR acquisition in 2005 and is under an operating lease expiring in June 2013.

•
A 540,000 square foot Richardson, Texas facility on approximately 38 acres of land. The Richardson facility has 48,000 square feet of Class 1 clean room space; however, we currently operate the clean room as a Class 10 performance clean room.

•
A 119,000 square foot wafer fabrication, assembly and test facility located in Apopka, Florida on approximately 16 acres of land. The Apopka wafer fabrication facility includes 41,600 square feet of manufacturing space and 36,000 square feet of clean room, of which 5,000 square feet is a Class 10 clean room.

•
A 62,700 square foot assembly and test facility for the production of SAW filters in San Jose, Costa Rica on approximately 2 acres of land. The Costa Rican facility has over 19,000 square feet of clean room space. We use our Costa Rica facility to assemble, package, test and ship final product to customers. This facility is located in the Metro Free Trade Zone.

•	A 51,500 square foot facility located in San Jose, California. This facility is under an operating lease expiring in June 2020.

•	A 9,000 square foot facility located in Laguna Technopark, Philippines. This facility is under an operating lease that expires in July 2012.
The fabrication of integrated circuits and filter products in these facilities is highly complex and sensitive to particles and other contaminants, and requires production in a highly controlled, clean environment. Minute impurities, difficulties in the fabrication process or defects in the masks used to transfer circuits onto the wafers can cause a substantial percentage of the wafers to be rejected or numerous die on each wafer to be nonfunctional. The more brittle nature of GaAs wafers can also lead to more wafer breakages than experienced with silicon wafers. To maximize wafer yield and quality, we test our products in various stages in the fabrication process, maintain continuous reliability monitoring and conduct numerous quality control inspections throughout the entire production flow. Our manufacturing yields vary significantly among our products, depending upon a given product’s complexity and our experience in manufacturing it.

We incur a high level of fixed costs to operate our own manufacturing facilities. These fixed costs consist primarily of facility occupancy costs, repair, maintenance and depreciation costs related to manufacturing equipment and fixed labor costs related to manufacturing and process engineering.
We generally use outside vendors who perform test and assembly services. The primary exceptions to this are the company-owned filter test and assembly operations in Costa Rica and the Philippines.
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
For our acoustic filter manufacturing operations, we use several raw materials, including wafers made from quartz, lithium niobate (“LiNbO3”) or lithium tantalite (“LiTaO3”), as well as ceramic or metal packages. Relatively few companies produce these raw materials. Our most significant suppliers of ceramic surface mount packages are based in Japan. For our SAW operations, we also utilize multiple qualified wafer vendors and qualified mask set vendors.
The average selling prices of our products used by customers in the mobile devices end market typically decrease 10-15% per year. We expect our suppliers to reduce their prices at a similar rate.
Marketing, Sales and Distribution
We sell our products through independent manufacturers’ representatives, independent distributors and our direct sales staff.
Backlog
As of December 31, 2011, we had unfulfilled orders, referred to as our backlog, of approximately $171.5 million, compared to approximately $266.1 million as of December 31, 2010. The decrease in backlog was primarily the result of shorter lead times and capacity improvements as of December 31, 2011 compared to December 31, 2010. We include in our backlog all purchase orders and contracts for products requested by the customer for delivery within twelve months. We do not have long-term agreements with any of our customers, except for certain defense and aerospace and contract based revenue. Customers generally purchase our products pursuant to cancelable short-term purchase orders. Our customers have canceled these purchase orders or rescheduled delivery dates in the past, and we expect that these events will occur in the future. Accordingly, backlog as of any particular date may not be predictive of sales for any future period.
Research and Development
Our R&D efforts are focused on improving the performance, size and cost of our products in our customer's systems. We focus on both continuous improvement in our processes for design and manufacture as well as innovation in fundamental research areas such as materials, simulation and modeling, circuit design, device packaging and test. We maintain an extensive patent portfolio and also protect much of our intellectual property in the form of trade secrets. Given the significant development cycle from product concept to production revenue, our R&D is conducted with a goal of improved time to market.
As of December 31, 2011, approximately 423 of our employees were engaged in activities related to process and product research and development, and our research, development and engineering expenses in 2011, 2010 and 2009 were approximately $146.9 million, $129.2 million and $109.4 million, respectively, which were 16%, 15% and 17% of total revenue, respectively. We expect to continue to spend substantial funds on research and development.
Competition
The markets for our products are characterized by price competition, rapid technological change and short product life cycles. While we strive to maintain a strong relationship with our customers, our customers' product life cycles are short and they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced. Any significant loss of, or a significant reduction in purchases by any of our significant customers could have an adverse affect on our financial condition and results of operations. Due to the increasing requirements for lower cost, improved efficiency, reduced current consumption and smaller size, we expect to experience intense competition from existing competitors and potential new entrants that may develop a disruptive technology.
We compete primarily with the following companies: Anadigics Inc., Avago, Inc., Hittite Microwave Corporation, M/A-

COM Technology Solutions, Inc., Murata Manufacturing Co., Ltd., Raytheon Company, RF Micro Devices, Inc., Skyworks Solutions, Inc., Sumitomo Electric Device Innovations, TDK-EPC Corporation and others. Competition could also come from companies developing new alternative technologies, such as complementary metal-oxide-semiconductor ("CMOS") power amplifiers and switches.
Our prospective customers are typically systems designers and manufacturers that are considering the use of our products for their high-performance communications systems. Competition is primarily based on performance elements such as linearity and efficiency, as well as price, product quality and ability to deliver products in a timely fashion. Due to the proprietary nature of our products, competition occurs almost exclusively at the system design stage. As a result, a design win by our competitors or by us often limits further competition with respect to manufacturing a given design.
Intellectual Property Matters
We rely on a combination of patents, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We have patents granted and pending in the U.S. and elsewhere and intend to continue to apply for patents on our technology. In addition to having our own patents and patent applications, we have acquired U.S. and foreign patents and patent applications in connection with corporate mergers and acquisitions. We have approximately 315 patents that expire from 2012 to 2030.
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
Environmental Matters
Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in our manufacturing processes. We provide our own manufacturing waste water treatment and disposal for most of our manufacturing facilities and have contracted for the disposal of hazardous waste. State agencies require us to report usage of environmentally hazardous materials and we have retained appropriate personnel to help ensure compliance with all applicable environmental regulations. We believe that our activities conform to present environmental regulations.
Employees
As of December 31, 2011, we employed 2,905 people, including 2,094 in manufacturing and support related positions, 423 in process, product and development engineering, 204 in marketing and sales and 184 in general and administration functions. As of December 31, 2011, none of our employees were represented by a collective bargaining agreement, except for 51 employees in Germany. We consider our relations with employees to be good, and we have not experienced a work stoppage due to labor issues.

Item 1A.	Risk Factors
Risk Factors
Our operating results may fluctuate substantially, which may cause our stock price to fall.
Our quarterly and annual results of operations have varied in the past and may vary significantly in the future due to a number of factors including the following:

•	general economic conditions;

•	disruptions to the global credit and financial markets (i.e. the European debt crises);

•	inflation;

•	customer concentration

•	cancellation or delay of customer orders or shipments;

•	market acceptance of our products and those of our customers;

•	market acceptance of new/developing technologies that perform in a manner comparable to our products;

•	variability of the life cycles of our customers’ products;

•	variations in manufacturing capacity and yields, including additional costs or delays in increasing manufacturing capacity needed to support increasing customer demand;

•	utilization levels of our manufacturing capacity;

•	changes in the mix of products we sell;

•	volatility in precious metal prices;

•	variations in operating expenses;

•	variations in product warranty claims;

•	impairments of our assets;

•	the long sales cycles associated with our products;

•	the timing and level of product and process development costs;

•	variations in raw material availability, quality and costs;

•	delays in new process qualification or delays in transferring processes;

•	the timing and level of nonrecurring engineering revenue and expenses relating to customer-specific products;

•	significant changes in our own inventory levels as well as our customers; and

•	litigation costs.
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
Uncertainty in global economic and political conditions poses a risk to our business. If slowing economic growth or sovereign debt crises, such as the current situation in the Eurozone, continue to be pervasive in the global economy, the following could result:

•	product demand lower than expectations as customers delay or reduce technology purchases, advertising spending or marketing spending;

•	reductions in the sales of our products and services;

•	longer sales cycles;

•	slower adoption of new technologies;

•	increased price competition; or

•	impairment of our vendors’ ability to support our production requirements, resulting in delay or non-delivery of inventory shipments.
In addition, our ability to find investments that are both safe and liquid that provide a reasonable return may be impaired. In recent years, our invested cash balances have accrued low rates of interest.
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
Our future success will depend, in part, upon our ability to successfully develop and introduce new products based on emerging industry standards. We have performed and must continue to perform significant research and development of advanced materials such as GaN to compete with future technologies of our competitors. These research and development efforts may not be accepted by our customers, and therefore may not achieve sustained production in the future. Further, we may not be able to improve our existing products and process technologies, or be able to develop new technologies in a timely manner or effectively support industry standards. If we fail to design and produce these products in a manner acceptable to our customers, or have incorrectly anticipated our customers’ demand for these types of products, our business, financial condition and results of operations could suffer.
A limited number of customers represent a significant portion of our revenue. If we were to lose any of these customers, our revenue could decrease significantly.
We typically have end customers who generate more than 10% of our revenue for a given period. For each of 2011, 2010 and 2009, Foxconn Technology Group accounted for more than 10% of our revenue. During 2010, we experienced higher demand than could be supported by the capacity in our factories. With the capacity constraints, we focused on meeting the demand of certain customers, including Foxconn Technology Group. In 2011, as a result of allocating sales of available products to these customers, revenue resulting from sales to Foxconn Technology Group constituted a larger portion of our total revenue. While we strive to maintain a strong relationship with our customers, our customers' product life cycles are short and they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by Foxconn Technology Group or our other customers. Any significant loss of, or a significant reduction in purchases by, this or other significant customers could have an adverse affect on our financial condition and results of operations.
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
Our revenue is at risk if we do not introduce new products and/or decrease costs.
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
Our business could decrease if systems manufacturers do not use components made of GaAs or the other alternative materials we utilize.
Silicon semiconductor technologies are the dominant process technologies for integrated circuits and the performance of silicon integrated circuits continues to improve. In addition, the use of complementary metal–oxide–semiconductor (CMOS) is used for the construction of integrated circuits.
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
If we underutilize our manufacturing facilities our operating results could be affected.
Because portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. In addition, we expanded our capacity in 2011 by adding a GaAs process line in our Texas manufacturing facility to provide dual site capability of the GaAs process. This excess capacity means we incur increased fixed costs relative to the revenue we generate, which has an adverse effect on our results of operations, particularly during economic downturns. If we are unable to improve utilization levels at these facilities during those times and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations.
If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs in the short-term and our operating results would be negatively affected. In addition, lead times required by our customers are shrinking which reduces our ability to forecast revenue and adjust our costs in the short-term.
In some areas of our business, particularly in mobile devices, we have customers who ship their products in very large unit volumes. If we do not correctly manage capacity we may be unable to support our customers when their production volume increases and, therefore, we may be considered to be an unreliable supplier and our customers may seek alternate suppliers for products that we may have anticipated producing over an extended period of time and in large quantities, which could adversely affect our results of operations. In addition, if we experience delays in completing designs, fail to obtain development contracts from customers whose products are successful, or fail to have our product designed into the next generation product of existing volume production customers, our revenue could be negatively affected.
We face risks of a loss of revenue if contracts with the U.S. government or defense and aerospace contractors are canceled or delayed.
We receive a portion of our revenue from the U.S. government or from prime contractors on U.S. government sponsored programs, principally for defense and aerospace applications. These defense and aerospace programs with the U.S. government generally have long lead times, such as the DARPA contract to develop high power, wide band amplifiers in GaN, the NEXT program to explore advanced and promising new GaN technology and the F-35 Lightning JSF aircraft programs. These defense and aerospace programs are also subject to delays or cancellation. Further, spending on defense and aerospace contracts can vary significantly depending on funding from the U.S. government. We believe our government and defense and aerospace contracts in the recent past have been negatively affected by defense and aerospace operations such as the war in Iraq and Afghanistan, as the government has allocated more funding to the war and less on new development and long-term programs, like those in which we participate. Reductions in defense and aerospace funding or the loss of a significant defense and aerospace program or contract would have a material adverse effect on our operating results.
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

Location	Type of Disaster	Approximate Percent of Total*
		Fixed Assets
Apopka, Florida	H	17%
Bend, Oregon	E, V	—%
Dallas, Texas	H	45%
Hillsboro, Oregon	E, V	29%
San Jose, Costa Rica	E, V, H	6%
San Jose, California	E	1%
Laguna Technopark, Philippines	V, H	—%
______________
E—Earthquake/mudslide
V—Volcanic eruption
H—Hurricane, tornado, typhoon, and/or flooding

*Figures are based on net fixed assets as of December 31, 2011.

Annually, we purchase commercial property damage and business interruption insurance against various risks, including earthquake, mudslide, volcanic eruption, hurricane, tornado, typhoon, and/or flooding, with limits deemed adequate for reimbursement for damage to our fixed assets and resulting disruption of operations. Any disruptions from these or other natural disasters could have a material adverse effect on our operations and financial results to the extent that losses exceed insurance recoveries.

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
There are certain risks associated with dependence on third party providers, such as minimal control over delivery scheduling, adequate capacity during demand peaks, warranty issues and protection of intellectual property. Our reliance on a limited number of suppliers for certain raw materials and parts may impair our ability to produce our products on time and with acceptable yields. At times in the past, we have experienced difficulties in obtaining ceramic packages and lids used in the production of filters. At other times, the acquisition of relatively simple devices, such as capacitors, has been problematic because of the large demand swings that can occur in the handset market for such components. Supply can also be affected by natural disasters such as the tsunamis in Thailand and Japan. Our success in obtaining these products is critical to the overall success of our business. If our suppliers were unable to meet our delivery schedules or went out of business, we could have difficulty locating an alternative source, harming our business. In addition, our reliance on third-party vendors and subcontractors may negatively affect our production if the services vary in reliability or quality. If we are unable to obtain timely deliveries of our source materials in sufficient quantities and of acceptable quality or if the prices increase, our results of operations could be harmed.
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
Product related environmental regulations may require us to redesign our products and to develop compliance administration systems.
Increasing public attention has been focused on the environmental impact of semiconductor operations, and these regulations may require us to fund remedial action regardless of fault. If we were found to be non-compliant with any rule or regulation, we could be subject to fines, penalties and/or restrictions imposed by government agencies that could adversely affect our operating results.
Various countries have begun to adopt regulations related to the use and disposal of electronics such as the European Union’s Waste Electrical and Electronic Equipment (“WEEE”) and the Reduction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directives, which could require us both to redesign our products to comply with the standards and develop compliance administration systems. For example, RoHS requires that certain substances be removed from all electronic components. We have already invested significant resources into developing compliance tracking systems, and further investments may be required. Additionally, we may incur significant costs to redesign our products and to develop compliance administration systems; however, alternative designs may have an adverse effect on our gross profit margin. If we cannot develop compliant products timely or properly administer our compliance programs, our revenue may also decline due to lower sales, which would adversely affect our operating results.
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
Changes in tax regulations and/or changes in the favorable tax status of our subsidiaries in Costa Rica and Singapore would have an adverse impact on our operating results.
We are subject to taxation in many different countries and localities worldwide. In some jurisdictions, we have employed specific business strategies to minimize our tax exposure. To the extent the tax laws and regulations in these various countries and localities could change, our tax liability in general could increase or our tax saving strategies could be threatened. Such changes could have an adverse effect on our operations and financial results. For example, our subsidiary in Costa Rica operates in a free trade zone. We expect to receive a 100% exemption from Costa Rican income taxes for 2011. The tax holiday is expected to be effective through March 2017. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones, and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary by the Costa Rican government would have a negative effect on our net income. Also during 2011, we were granted an eight-year tax holiday on our future operations in Singapore. Although these operations were not significant during 2011, changes in the status of this tax holiday could have a negative effect on our net income in future years.
In addition, the U.S. Internal Revenue Service and several foreign tax authorities could assert additional taxes associated with our foreign subsidiaries’ activities.
Our stock is subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.
The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of $15.20 to a low of $3.97 for the 52 weeks ended December 31, 2011. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and, in response, the market price of our common stock could decrease significantly. Further, high stock price volatility could result in higher stock-based compensation expense.
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

•
In addition, Delaware General Corporation Law restricts business combinations with some stockholders once the stockholder acquires 15% or more of our common stock. The Delaware statute makes it more difficult for our company to be acquired without the consent of our board of directors and management.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

Location	Purpose	Approximate Building Size in Square Feet	Approximate Land in Acres	Leased or Owned
Hillsboro, Oregon	Headquarters, administration, test, technical, wafer fabrication and engineering	260,000	50	Owned
Richardson, Texas	Wafer fabrication, engineering, administration, test and technical	540,000	38	Owned
Apopka, Florida	Wafer fabrication, engineering, administration, test and technical	119,000	16	Owned
San Jose, Costa Rica	Test, assembly and administration	62,700	2	Owned
San Jose, California	Engineering, test and technical	51,500	—	Leased
Bend, Oregon	Wafer fabrication, engineering, administration, test and technical	14,100	—	Leased
Laguna Technopark, Philippines	Administration, test and assembly	9,000	—	Leased
Santa Rosa, California	Engineering, administration and test	14,050	—	Leased
Munich, Germany	Engineering and marketing	21,050	—	Leased
Taipei, Taiwan	Engineering and marketing	11,000	—	Leased
Seoul, Korea	Engineering and marketing	6,700	—	Leased
Chelmsford, Massachusetts	Engineering	14,100	—	Leased
High Point, North Carolina	Engineering	7,250	—	Leased
Los Gatos, California	Engineering and marketing	4,100	—	Leased
Changi Business Park Crescent, Singapore	Engineering, administration and marketing	4,400	—	Leased
Yongda International Tower, Shanghai, China	Engineering and marketing	5,850	—	Leased
Tokyo, Japan	Engineering and marketing	1,950	—	Leased
Various field offices each less than 1,000 sq ft

We believe these properties are suitable for our current operations.

Item 3.	Legal Proceedings

The Company is from time to time involved in litigation, certain other claims and arbitration matters arising in the ordinary course of its business. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether a loss is reasonably estimable. These accruals are reviewed at least quarterly and adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and technical experts and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility (within the meaning of Accounting Standards Codification ("ASC") 450) that losses could exceed amounts already accrued, if any, and the additional loss or range of loss is able to be estimated, management discloses the additional loss or range of loss.
In some instances, the Company is unable to reasonably estimate any potential loss or range of loss. The nature and progression of litigation can make it difficult to predict the impact a particular lawsuit will have on the Company. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding; damages sought that are unspecified, unsupportable, unexplained or uncertain; discovery not having been started or incomplete; the complexity of the facts that are in dispute; the difficulty of assessing novel claims; the parties not having engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and/or the often slow pace of litigation.
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
Avago filed an answer and counterclaims on September 17, 2009 denying the patent infringement allegations made by us in our complaint, and asserting that our products infringed upon ten of Avago's U.S. patents. The patents asserted by Avago are: 6,262,637, 6,377,137, 6,841,922, 6,864,619, 6,909,340, 6,933,807, 7,268,436, 7,365,619, 6,051,907 and 6,812,619. Avago's counterclaim asserts that our alleged infringement is willful and seeks unspecified compensatory and enhanced damages and injunctive relief. On October 16, 2009, we filed an answer and counterclaims denying Avago's patent infringement allegations, and asserting antitrust claims under Section 7 of the Clayton Act and Section 2 of the Sherman Act. As stated in the counterclaim, the antitrust claims relate to Avago's anticompetitive conduct through its acquisition of the BAW business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On March 5, 2010, Avago filed an amended answer and counterclaims asserting violation of the California Uniform Trade Secret Act and, per the court's order, we simultaneously filed an amended complaint, answer and counter-claim. Avago's trade secret allegations relate to Infineon information included in Avago's acquisition of Infineon's BAW division and our employment of two former Infineon employees. On April 5, 2010, we filed an answer to Avago's amended answer and counterclaims, in which we denied Avago's allegations regarding violation of the California Uniform Trade Secret Act. Following further motion practice, on August 4, 2010, we filed our First Amended Complaint and on August 26, 2010, Avago filed its answer and counterclaims expanding its patent and trade secret claims to include copyright infringement. On September 16, 2010, we submitted our answer, in which we denied Avago's allegations. On December 14, 2010, the Court held a claim construction hearing and on January 12, 2011, the Court issued its claim construction ruling.  Fact and expert discovery have closed and summary judgment motions by both parties have been filed. Oral argument on summary judgment motions occurred in January of 2012 and a trial date is set for the third quarter of 2012. At this time, the Company does not believe it is possible to estimate the outcome of the litigation or reasonably estimate a possible range of outcomes given the status of the proceeding, the complexities of the facts in dispute and the multiple claims involved. Accordingly, no accrual has been made and in addition, the Company is unable to reasonably estimate any potential loss or range of loss.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Stock Market under the symbol “TQNT”. As of February 23, 2012, there were 166,242,112 shares of common stock outstanding held by approximately 390 stockholders of record. Many stockholders hold their shares in street name. We believe that there are approximately 73,000 beneficial owners of our common stock. The following table sets forth the high and low price per share of our common stock for the periods indicated as reported on the NASDAQ Stock Market:

	Year ended December 31,
	December 31, 2011		December 31, 2010
Period	High	Low	High	Low
First Quarter	$15.20	$11.50	$7.35	$5.82
Second Quarter	$14.13	$9.90	$8.21	$6.00
Third Quarter	$10.84	$4.98	$9.72	$5.87
Fourth Quarter	$7.76	$3.97	$13.11	$9.09
We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors deem relevant. The closing price of our common stock on the NASDAQ Stock Market on February 23, 2012 was $6.47 per share.

Stock Price Performance Graph
The following stock performance graph compares the performance of TriQuint’s common stock to the NASDAQ U.S. Index and to our peer group index, SIC Code 3674—Semiconductors and Related Devices. The graph assumes that the initial value of the investments was $100 at the close of business on December 31, 2006 and that all dividends were reinvested. Performance is provided as of the close of business on the last day of the last five calendar years.

	2006	2007	2008	2009	2010	2011
TriQuint Semiconductor, Inc.	100.00	147.32	76.42	133.30	259.73	108.21
NASDAQ U.S. Index	100.00	110.65	66.42	96.54	114.06	113.16
Peer Group	100.00	92.26	53.31	82.43	109.90	92.08
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

Item 6.    Selected Financial Data
The following statements of operations data and balance sheet data for the five years ended December 31, 2011 were derived from our audited consolidated financial statements. Audited consolidated balance sheets at December 31, 2011 and 2010 and the related audited consolidated statements of operations and of cash flows for each of the three years in the period ended December 31, 2011 and notes thereto appear elsewhere in this Annual Report on Form 10-K. Audited consolidated balance sheets at December 31, 2009, 2008 and 2007 and consolidated statements of operations for the years ended December 2008 and 2007 are not included elsewhere in this Annual Report on Form 10-K.
This data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	Year ended December 31,
	2011	2010	2009	2008	2007
Statements of Operations Data:
Revenue	$896,083	$878,703	$654,301	$573,431	$475,776
Cost of goods sold	574,152	527,865	445,721	387,471	324,476
Gross profit	321,931	350,838	208,580	185,960	151,300
Research, development and engineering	146,902	129,248	109,445	91,475	65,361
Selling, general and administrative	96,779	96,090	78,399	72,632	60,901
Impairment of goodwill	—		—	33,871	—
In-process research and development	—		—	1,400	7,600
Litigation expense	19,224	9,360	1,159	467	1,219
Settlement of lawsuit	—		2,950	—	—
Income (loss) from operations	$59,026	$116,140	$16,627	$(13,885)	$16,219
Interest (expense) income, net	(1,274)	(739)	(176)	3,649	8,282
Foreign currency (loss) gain	(262)	(569)	(191)	733	343
Recovery (impairment) of investments in other companies	1,363	1,340	(116)	(2,412)	—
Other, net	119	357	506	55	80
Income (loss ) before income tax	58,972	116,529	16,650	(11,860)	24,924
Income tax expense (benefit)	10,822	(74,308)	405	2,753	1,530
Net income (loss)	$48,150	$190,837	$16,245	$(14,613)	$23,394
Earnings (Loss) per common share data:
Basic—
Net income (loss)	$0.29	$1.22	$0.11	$(0.10)	$0.17
Diluted—
Net income (loss)	$0.28	$1.17	$0.11	$(0.10)	$0.16
Common equivalent shares:
Basic	164,256	155,870	149,759	144,518	140,189
Diluted	172,510	163,486	152,326	144,518	142,490

	As of December 31,
(in thousands)	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$162,311	$223,656	$153,935	$86,077	$203,501
Accounts receivable, net	$129,103	$138,989	$88,090	$78,419	$73,185
Inventories	$151,577	$101,457	$89,964	$108,260	$67,231
Total assets	$1,055,268	$978,102	$680,041	$618,377	$586,461
Working capital	$391,423	$419,224	$275,463	$225,512	$302,595
Long-term liabilities	$11,748	$16,836	$20,156	$22,970	$15,136
Total stockholders’ equity	$937,288	$834,019	$577,162	$526,076	$514,848

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the “Important Notice to Stockholders” that appear elsewhere in this report.
Overview
We are a supplier of high performance modules and components for communications applications. We design, develop and manufacture advanced high-performance RF solutions with GaAs, GaN, SAW and BAW technologies for customers worldwide. We serve growing markets and a diverse customer base of manufacturers building connected mobile devices, 2G/3G/4G cellular base stations, triple-play cable solutions, fiber optic networks, WLAN, LTE and defense and aerospace applications.
Strategy and Industry Considerations
We provide our customers with high-performance, low-cost RF solutions in the mobile devices, networks, and defense and aerospace end markets. Our mission is to deliver RF solutions that improve performance and lower the overall cost of our customer's applications and we accomplish this through a diversified product portfolio within these markets. In the mobile devices market, we provide high performance devices such as integrated modules, duplexers, small signal components, power amplifiers, switches and RF filters. In the networks end market, we are a supplier of an extensive portfolio of GaAs MMICs and transistors and SAW and BAW filter components. We provide the defense and aerospace end market with phased-array radar and communications components. We have been a leader in GaN development since 1999.
We experienced 2% overall revenue growth for 2011 compared to 2010 following 34% overall revenue growth in 2010 compared to 2009.
The mobile devices end market represents the largest of our three major markets into which our products are sold. Our revenue from the mobile devices end market for 2011 increased 6% compared to 2010. Growth in this end market was driven primarily by the strong demand for smartphones. As a result of the demand for smartphones and the expansion of RF content required for 3G/4G technology, our revenue from 3G/4G mobile devices increased 20% in 2011 compared to 2010. This growth was offset by a decline of 61% in revenue from sales of our 2G products, primarily the result of declines in our legacy CDMA and GSM products.
Overall demand for wireless connectivity products from the customer perspective has moved beyond traditional mobile devices to a variety of other applications, including data cards, tablets and various personal media devices. As a result of this evolution, we have reclassified revenue from the sales of certain products between end markets.
Our revenue from the networks end market decreased 4% for 2011 compared to 2010. The decrease was due to softness in the base station market as service providers spent cautiously on network expansion and upgrades due to macro-economic concerns. We continue to believe in the long-term growth prospects of our networks end market, since we believe telecommunications companies will be required to make investments in infrastructure to support growing data traffic reflecting consumer demand for increased data, particularly video as macro-economic conditions improve. An example of this is the strong growth in the optical transport communications submarket.
Our revenue from the defense and aerospace end market decreased 9% in 2011 compared to 2010, primarily due to the timing of programs. Currently, we are seeing less demand from some major contracts that are completing, such as the B2 bomber and the F-22, but we are benefiting from increasing interest in GaN and our packaged products. In the longer term, we are shifting our strategy to emulate our successful module efforts in the commercial market.
Wafer and semiconductor manufacturing facilities require a significant level of fixed cost due to investments in plant and equipment, labor costs, and repair and maintenance costs. During periods of high demand, factories run at higher utilization rates, resulting in improved financial performance. The overall RF market continues to grow, with continuing desire for content expansion in smartphones, which has driven increased demand for our products. As a result, we have increased capital expenditures in order to add capacity to our factories to meet potential future demand. As capacity increases, demand must keep pace or higher fixed manufacturing costs may adversely impact operating results as factories are not fully utilized.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The following accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. While we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates we use are reasonably likely to occur from time to time, which may have a material effect on the presentation of our financial condition and results of operations.
Our most critical accounting estimates include revenue recognition; valuation of inventory, which affects gross margin; accounting for income taxes, which affects our tax provision; precious metals reclaim, which affects cost of goods sold; and stock-based compensation, which affects cost of goods sold and operating expenses. We also have other policies that we consider to be key accounting policies, such as our policies for reserves for sales returns and allowances, and our reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.
Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.
Revenue Recognition
We derive revenue primarily from the sale of products in the mobile devices, networks, and defense and aerospace end markets. We also receive revenue from foundry services, non-recurring engineering fees and cost-plus contracts for research and development work, which collectively have been less than 10% of consolidated revenue for any period. Our distribution channels include our direct sales staff, manufacturers’ representatives and independent distributors. The majority of our shipments are made directly to our customers. Revenue from the sale of products is recognized when title passes to the buyer. Our product sales include warranty provisions that provide that the products will be free of faulty workmanship or defective materials and that the products will conform to our published specifications or other specifications mutually agreed upon with the customer. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return. Our historical warranty claims experience, and our warranty liability, have not been material.

Revenue from our distributors is recognized when the product is sold to the distributors. Sales to our distributors were between 9% and 15% of our total revenue for 2011, 2010 and 2009. Our distributor agreements provide selling prices that are fixed at the date of sale, although in certain circumstances we offer price protections, which are specific, of a fixed duration and for which we reserve when offered. Further, the distributor’s payment obligation is not contingent on reselling the product. The distributors take title to the product and bear the risks of ownership, the sales to distributors have economic substance and we can reasonably estimate the amount of future returns. We allow our distributors to return products for warranty reasons and stock rotation rights, within certain limitations, and we reserve for such instances. We reduce revenue and record reserves for product returns and allowances for price protection and stock rotation based on historical experience or specific identification depending on the contractual terms of the arrangement. The revenue reserves have remained consistent as a percentage of revenue and we have visibility into the distributors' inventory levels and qualifying sales, and are, therefore, able to reasonably estimate the revenue reserves.
We receive periodic reports from customers who utilize inventory hubs and recognize revenue when customers acknowledge they have pulled inventory from our hub, which is the point at which title to the product passes to the customer.
Revenue from foundry services and non-recurring engineering fees is recorded when the service is completed. Revenue from cost plus contracts is recognized as costs are incurred.
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
Precious Metals Reclaim
We use historical experience to estimate the amount of reclaim on precious metals used in manufacturing at the end of each period applying a lower of average cost or market to determine the reclaim value. The estimated value to be received from precious metal reclaim is included in other current assets.
Income Taxes
We are subject to taxation from federal, state and international jurisdictions. A significant amount of judgment is involved in preparing our provision for income taxes and the calculation of resulting deferred tax assets and liabilities.
We follow the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between tax and financial reporting. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We use the with-and-without approach, disregarding indirect tax impacts, for determining the period in which tax benefits for excess share-based deductions are recognized. The utilization of 100% bonus depreciation reduces federal and state taxes payable such that we do not have significant income taxes payable at December 31, 2011.
We record a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized in future tax returns. In 2002, we determined that a valuation allowance should be recorded against all of our net deferred tax assets. Due to strong results in 2010 and increased confidence that we will continue to generate taxable income into the foreseeable future, our assessment regarding the potential to realize our deferred tax assets changed. This assessment required us to exercise significant judgment and make estimates about our ability to generate revenue, gross profit, operating income and taxable income in future periods. The result was the release of a majority of the valuation allowance on the deferred tax assets. We continue to maintain a valuation allowance against a portion of U.S. deferred tax assets, as we do not believe it is more likely than not that these will be realized in future periods. Specifically, sources of capital gain taxable income were not identified to utilize capital loss carryforwards and the statute of limitations may expire before certain state net operating loss and credit carryforwards are utilized.
We evaluate liabilities for estimated tax exposures in all of our operational jurisdictions. The calculation of our tax liabilities includes addressing uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions in the U.S. and other tax jurisdictions based on recognition and measurement criteria that allow financial statement benefits to be recognized only for tax positions that are more-likely-than-not to be sustained upon tax audit, administrative appeals or final tax court determination. The liabilities are reviewed for their adequacy and appropriateness. Changes to our assumptions could cause us to find a revision of estimates appropriate. Such a change in measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
As of December 31, 2011, we were not under audit by any income tax authorities. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the tax authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the tax jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. We believe that an appropriate estimated liability has been established for potential exposures.
Our income tax expense (benefit) as of and for each of the years ended December 31, 2011, 2010 and 2009 was as follows (in millions):

	Year ended December 31,
	2011	2010	2009
Income tax expense (benefit)	$10.8	$(74.3)	$0.4

The 2011 tax provision primarily resulted from U.S. federal, state and foreign income tax expense offset by benefits from the release of certain liabilities due to the expiration of the statute of limitations and the recognition of additional tax credits related to Research and Experimental ("R&E") spending. The 2010 tax benefit resulted primarily from the release of the valuation allowance and the release of certain previously recorded tax liabilities due to the expiration of the statute of limitations. The valuation allowance had previously been recorded against our net deferred tax assets. Offsetting this benefit was the U.S. federal tax expense for alternative minimum tax recorded under the with-and-without approach for excess share-based compensation deductions. The 2009 income tax provision primarily consisted of domestic and foreign tax liabilities in the U.S. and Costa Rica.
No provision has been made for the U.S., state or additional foreign income taxes related to approximately $121.5 million of undistributed earnings of foreign subsidiaries which have been, or are intended to be, permanently reinvested outside the U.S. except existing earnings that have been previously taxed. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested outside the U.S. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to U.S. federal and state income taxes and foreign withholding taxes.
Our net unrecognized tax benefits are recorded as a liability in the consolidated balance sheets. To the extent interest and penalties would be assessed by taxing authorities of any underpayment of income taxes, such amounts are accrued and classified as a component of income tax expense on the consolidated statement of income. Realization of the unrecognized tax benefits results in a favorable impact to the effective tax rate.
Stock-Based Compensation
We include stock-based compensation costs in our financial statements. We use the Black-Scholes option valuation model to value our options and employee stock purchase plan issuances.
The table below summarizes the stock-based compensation expense for 2011, 2010 and 2009, included in our consolidated statements of income (in millions):

	Year ended December 31,
	2011	2010	2009
Cost of goods sold	$6.9	$4.7	$3.5
Operating expenses:
Research, development and engineering	8.5	6.3	5.7
Selling, general and administrative	9.7	6.6	5.0
Stock-based compensation expense included in operating expenses	18.2	12.9	10.7
Total stock-based compensation expense included in income from operations	$25.1	$17.6	$14.2
We estimate the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model which requires a number of assumptions, including the expected lives of stock options, the volatility of the public market price for our common stock and interest rates. The value of the stock-based payment award is recognized as stock-based compensation expense on a straight line basis over the award's vesting schedule.
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
Acquisitions
TriAccess Technologies, Inc.,
On September 3, 2009, we completed the acquisition of TriAccess Technologies, Inc. (“TA”), a provider of cable TV and Fiber to the Home ("FITH") and RF specific integrated circuits for the amplification of multimedia content, by purchasing 100% of TA’s outstanding shares. Details of the purchase price are as follows (in millions):

Cash paid at closing, net of cash acquired	$8.0
Estimated earnout payment liability	1.4
Total	$9.4

The earnout payment liability was estimated at its fair value and represented an obligation to pay up to $5.0 million to the former TA shareholders, over three years, upon TA product sales meeting certain revenue thresholds. No earnout was paid in 2011 or 2010 because the sales of TA products did not meet the revenue threshold. Since acquisition, the initial obligation has been reduced to a remaining amount of up to $1.0 million.
We estimated the fair value of the identifiable intangible assets, which are subject to amortization, using a cash flow based approach discounted with a market discount rate. In-process research and development is considered an indefinite lived asset and will be amortized or impaired upon completion or abandonment of specific projects, estimated to be complete in the next three to five years. All other intangible assets are being amortized over a period of three to five years. Goodwill is calculated as the purchase price in excess of the fair values of TA’s assets and liabilities and represents our opportunity to expand our product line into video delivery, a high margin high growth market we currently under serve. Goodwill is not deductible for tax purposes. The purchase price was allocated to TA’s assets and liabilities based upon fair values as follows (in millions):

Tangible assets acquired, net of cash acquired	$—
Developed technology	3.7
In-process research and development	2.3
Goodwill	3.4
Total	$9.4
The results of operations for the TA business are included in our consolidated statements of income for the period from September 3, 2009 to December 31, 2011. Pro forma results of operations have not been presented for this acquisition because its effect was not material to us.
WJ Communications, Inc. ("WJ")
As part of our acquisition of WJ in 2008, we committed to a restructuring plan to consolidate facilities in San Jose, California and China and to reduce certain redundant positions in the WJ operations as a result of the acquisition. All payments related to this restructuring were completed during 2011.
The following table summarizes the charges taken and payments made as part of the restructuring plan (in millions):

	Personnel	Lease abandonment costs	Total
Balance at December 31, 2009	$0.1	$5.1	$5.2
Payments	(0.1)	(4.1)	(4.2)
Accretion	—	0.1	0.1
Balance at December 31, 2010	$—	$1.1	$1.1
Payments	—	(1.1)	(1.1)
Balance at December 31, 2011	$—	$—	$—

Results of Operations
The following discussion and analysis of operations addresses continuing operations only, unless otherwise noted. The table below sets forth the results of our operations expressed as a percentage of revenue. These historical operating results are not necessarily indicative of the results for any future period.

	Year ended December 31,
	2011	2010	2009
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	64.1	60.1	68.1
Gross profit	35.9	39.9	31.9
Operating expenses:
Research, development and engineering	16.4	14.7	16.7
Selling, general and administrative	10.8	10.9	12.0
Litigation expense	2.1	1.1	0.2
Settlement of lawsuit	—	—	0.5
Total operating expenses	29.3	26.7	29.4
Income from operations	6.6	13.2	2.5
Other (expense) income:
Interest income	0.0	0.0	0.1
Interest expense	(0.2)	(0.1)	(0.1)
Foreign currency loss	(0.0)	(0.1)	(0.0)
Recovery (impairment) of investments in other companies	0.2	0.2	(0.0)
Other, net	0.0	0.0	0.0
Total other (expense) income, net	(0.0)	0.0	(0.0)
Income from continuing operations, before income tax	6.6	13.2	2.5
Income tax expense (benefit)	1.2	(8.5)	0.0
Net income	5.4%	21.7%	2.5%

Years ended December 31, 2011 and 2010
Revenue
Revenue increased $17.4 million, or 2%, in 2011, compared to 2010.
The percentage relationship of our revenue by end market for 2011 and 2010 is set forth below:

	Year ended December 31,
	2011	2010
Revenue:
Mobile devices	71%	68%
Networks	20	22
Defense and aerospace	9	10
	100%	100%
Mobile Devices
Revenue from sales of our products in the mobile devices end market increased 6% in 2011 compared to 2010. The revenue increase resulted primarily from a higher volume of sales of our 3G/4G products. Revenue from our 3G/4G products increased approximately 20% in 2011, compared to 2010. Revenue from our connectivity products increased approximately 13% in 2011, compared to 2010. The increases in 3G/4G and connectivity product revenue were partially offset by a decrease in revenue from sales of our 2G products of approximately 61% in 2011 compared to 2010. Sales of these products collectively accounted for the following percentages of total mobile devices revenue:

	Year ended December 31,
	2011	2010
3G/4G	74%	65%
2G	6	16
Connectivity	20	19
Total	100%	100%
Networks
Revenue from sales of our products in the networks end market decreased 4% for 2011, compared to 2010. The decrease was due to revenue from sales of our radio access and multi-market products decreasing by 8% and 24%, respectively. Radio access revenue declined as a result of telecommunications companies slowing their investment in the expansion of base station capacity and no new major rollouts of base station infrastructure in emerging markets. These decreases in sales of radio access and multi-market products were partially offset by an 8% increase in revenue from sales of our transport products due to success with our optical product line supporting customer network upgrades to 40Gb/s and 100Gb/s systems. Sales of products from these submarkets collectively accounted for the following percentages of total networks revenue:

	Year ended December 31,
	2011	2010
Radio access	34%	35%
Transport	50	45
Multi-market	16	20
Total	100%	100%

Defense and Aerospace
Revenue from sales of our products in the defense and aerospace end market decreased 9% in 2011, compared to 2010. The decrease in revenue in 2011 compared to 2010 was primarily the result of a 29% decrease in sales of our radar products due to program completions. This decrease was partially offset by increases in contract-based revenue and sales of communications products.
Significant Customers
Foxconn Technology Group accounted for 35% and 25% of our revenue for the years ended December 31, 2011 and 2010, respectively. During 2010, we experienced higher demand than could be supported by the capacity in our factories. With the capacity constraints, we focused on meeting the demand of certain customers, including Foxconn Technology Group. In 2011, as a result of allocating sales of available products to these customers and the customers' success, revenue resulting from sales to Foxconn Technology Group constituted a larger portion of our total revenue. While we strive to maintain a strong relationship with our customers, our customers' product life cycles are short and they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by Foxconn Technology Group or our other customers. Any significant loss of, or a significant reduction in purchases by this, or other significant customers could have an adverse affect on our financial condition and results of operations.
Domestic and International Revenue
Revenue from sales to our domestic customers was approximately $246.1 million in 2011, compared to approximately $326.9 million in 2010. Revenue from sales to our international customers was approximately $650.0 million in 2011, compared to approximately $551.8 million in 2010. As a percentage of total revenue, revenue from sales to our international customers was 73% in 2011, compared to 63% in 2010. As a percentage of total revenue, revenue from sales to our international customers grew as a result of the increasing demand for our products in the mobile devices end market and the growth in revenue from Foxconn Technology Group which is included as an international customer.
Gross Profit
Our gross profit margin as a percentage of total revenue decreased to 35.9% in 2011, compared to 39.9% from 2010. The decrease in gross profit was primarily due to the mix of higher sales of our products in the mobile devices end market, which have lower gross profit compared to the products used in the other end markets and lower utilization in our factories as demand did not keep pace with capacity expansions during the year.
Research, development and engineering expenses
Our research, development and engineering expenses in 2011 increased $17.7 million, or 14%, from 2010. As a percentage of revenue, research development and engineering expense grew nearly 2 percentage points in 2011 compared to 2010. The increase was primarily due to headcount growth, which led to a combination of higher labor costs and other spending on technical supplies, equipment and materials needed to support additional employees.
Selling, general and administrative expenses
Selling, general and administrative expenses in 2011 remained relatively flat, increasing less than $1 million, or 1%, compared to 2010. Selling, general and administrative expense as a percentage of revenue also remained flat declining less than 1 percentage point in 2011 compared to 2010.
Litigation expense
Litigation expense in 2011 increased $9.9 million, or 105%, from 2010. The increase was the result of costs incurred related to our litigation with Avago. Refer to Part I, Item 3 for more details.
Other income (expense), net
Other income (expense), net in 2011 remained relatively flat, with other expense, net of $0.1 million compared to other income, net of $0.4 million in 2010.
Income tax expense (benefit)
In 2011, we recorded income tax expense of $10.8 million, compared to income tax benefit of $74.3 million in 2010. The 2011 tax expense primarily resulted from U.S. federal and state income tax expense, offset by benefits from the release of certain liabilities due to the expiration of the statute of limitations and the recognition of additional tax credits related to Research and Experimental ("R&E") spending. The benefit in 2010 was primarily attributable to the valuation allowance release which was recorded against the deferred tax assets and the release of certain liabilities due to the expiration of the statute of limitations, partially offset by federal and state income taxes.

Years ended December 31, 2010 and 2009
Revenue
Revenue increased $224.4 million or 34% to $878.7 million in 2010, compared to $654.3 million in 2009.
The percentage relationship of our revenue by end market for 2010 and 2009 are set forth below:

	Year ended December 31,
	2010	2009
Revenue:
Mobile Devices	68%	67%
Networks	22%	21%
Defense and Aerospace	10%	12%
	100%	100%
Mobile Devices
Revenue from sales of our products in the mobile devices end market increased approximately 37% in 2010 compared to 2009. The revenue increase resulted primarily from a higher volume of sales of our 3G/4G products. Revenue from sales of our 3G/4G products increased approximately 51% in 2010, compared to 2009. Revenue from sales of our connectivity products also increased approximately 124% in 2010, compared to 2009. The increases in 3G/4G and connectivity products revenue were partially offset by a decrease in revenue from sales of our 2G products of approximately 26% in 2010, compared to 2009. Sales of these products collectively accounted for the following percentages of total mobile devices revenue:

	Year ended December 31,
	2010	2009
3G/4G	65%	59%
2G	16	29
Connectivity	19	12
Total	100%	100%
Networks
Revenue from sales of our products in the networks end market increased approximately 39% in 2010, compared to 2009, primarily as a result of increases in sales volumes across all of our submarkets. Our radio access, multi-market, and transport products revenue increased 14%, 76%, and 50%, respectively, in 2010, compared to 2009.
Defense and Aerospace
Revenue from sales of our products in the defense and aerospace end market increased approximately 13% in 2010, compared to 2009. The increase in revenue in 2010, compared to 2009 was primarily the result of a 38% increase in radar products revenue. The radar system growth resulted from new program wins along with revenue from ongoing programs.

Significant Customers
Foxconn Technology Group accounted for 25% and 20% of our revenue for the years ended December 31, 2010, and 2009, respectively.
Domestic and International Revenue
Revenue from sales to our domestic customers was approximately $326.9 million in 2010, compared to approximately $238.3 million in 2009. Revenue from sales to our international customers was approximately $551.8 million in 2010, compared to approximately $416.0 million in 2009. As a percentage of total revenue, revenue from sales to our international customers was 63% in 2010, compared to 64% in 2009. As a percentage of total revenue, revenue from sales to our domestic customers grew as a result of the increasing demand for our products used by customers in the networks end market.
Gross Profit
Our gross profit margin as a percentage of total revenue increased to 39.9% in 2010, compared to 31.9% from 2009. The increase was primarily due to favorable product mix and better utilization.
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
Litigation expense
Litigation expense increased in 2010 to $9.4 million, from $1.2 million in 2009. The increase was primarily a result of our litigation with Avago. Refer to Part I, Item 3 for more details.
Settlement of lawsuit
On February 28, 2007, a purported derivative action was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint's officers and directors. The case was settled on September 28, 2009 and we paid the plaintiffs $3.0 million. We recorded no lawsuit settlements in 2010.
Other income (expense), net
Other income, net in 2010 increased $0.4 million from 2009. The increase was primarily a result of the $1.3 million recovered from a previously impaired investment as the result of the investment being purchased by another company. The increase was offset by a $0.4 million decrease in interest income due to lower interest rates and by an increase of $0.4 million in foreign exchange loss.
Income tax (benefit) expense
In 2010, we recorded an income tax benefit of $74.3 million, compared to income tax expense of $0.4 million in 2009. The benefit in 2010 was primarily attributable to the valuation allowance release which was recorded against the deferred tax assets and the release of certain liabilities due to the expiration of the statute of limitations.
Liquidity and Capital Resources
As of December 31, 2011, our cash, cash equivalents and marketable securities decreased $61.3 million, or 27% from December 31, 2010 as a result of capital expenditures partially offset by cash provided by operations and cash received upon exercise of stock options. Other related changes as of December 31, 2011 compared to December 31, 2010 were:

•
Our net accounts receivable balance decreased $9.9 million, or 7% primarily as a result of the timing of customer payments and lower volume of sales near the end of the year in 2011, compared to the end of 2010.

•
Our net inventory balance increased $50.1 million, or 49%. Inventory turns calculated using ending inventory and cost of goods sold for the three months ended December 31, 2011 and December 31, 2010 dropped from 6.1 to 4.2, as safety stock was replenished and revenue was lower during the fourth quarter of 2011 compared to the fourth quarter of 2010.

•
Our net property, plant and equipment increased $117.8 million, or 33%. The change was primarily due to capital expenditures of $192.4 million during 2011, which excludes the timing effect of capital expenditure payments in prepaid expenses and accounts payable of $13.8 million. This amount was partially offset by depreciation of $59.9 million. The capital expenditures made in 2011 were primarily for capacity expansion and equipment to support new products and technologies.

•
Our deferred tax assets decreased $14.2 million, or 19%. Of the $60.8 million in total deferred tax assets, $11.9 million was classified as current and $49.0 million was classified as noncurrent. This decrease was primarily related to the 100% bonus depreciation taken during 2011.

•	Our current liabilities decreased $21.0 million, or 17%. The decrease was the result of a reduction in variable compensation and the timing effect of capital expenditure payments.
Line of Credit
On August 24, 2011, we extended our Credit Agreement ("the Agreement") with a syndicated group of lenders, including Bank of America, N.A., as administrative agent and lender. The Agreement provided us with an unsecured revolving syndicated credit facility of $200.0 million. Our obligations under the Agreement are jointly and severally guaranteed by our domestic subsidiaries. Outstanding amounts are due in full on the maturity date of September 30, 2014. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable.
As of and for the year ended December 31, 2011, there were no amounts outstanding under the Agreement. Consequently, there was no interest cost for the Agreement for the year ended December 31, 2011.
Sources of Liquidity
Our current cash, cash equivalent and short-term investment balances, (consisting of $76.4 million in domestic balances and $85.9 million in foreign balances) together with cash anticipated to be generated from operations and the balance available on our $200 million syndicated credit facility, constitute our principal sources of liquidity. We believe these sources of liquidity will satisfy our projected working capital, capital expenditure and possible investment needs through the next twelve months. We intend to permanently reinvest all foreign earnings except existing earnings that have been previously taxed. We are not presently aware of any restrictions on the repatriation of these funds. If these funds were needed to fund our operations in the U.S., they could be repatriated. Repatriation of our foreign funds would require board approval and could result in additional U.S. income taxes and foreign withholding taxes which could be partially offset by net operating losses and/or foreign tax credits. Determining the amount of possible future taxes is not practicable. At this time, we believe our domestic funds, along with the syndicated credit facility, are sufficient to meet our net domestic cash requirements for the next twelve months. The principal risks to these sources of liquidity are lower than expected earnings or capital expenditures in excess of our expectations, in which case we may be required to finance any shortfall through additional equity offerings, debt financing or credit facilities. We may not be able to obtain additional financing or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

Other Significant Cash Obligations
We currently expect capital expenditures of approximately $100.0 million in 2012.
The following table summarizes our scheduled contractual commitments as of December 31, 2011 that will affect our future liquidity (in millions):

		Payments Due By Period
(in millions)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating Leases(1)	$16.3	$3.4	$4.7	3.2	5.0
Deferred Compensation(2)	3.6	—	—	—	3.6
TriAccess Earnout(3)	0.9	0.9	—	—	—
Sabbatical(4)	6.6	3.9	1.6	1.1	—
Other Obligations(5)	3.2	0.1	0.2	0.2	2.7
Total	$30.6	$8.3	$6.5	$4.5	$11.3
______________

(1)
The amounts presented represent leases of certain equipment, office and manufacturing space under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.

(2)
The amount presented represents the liability for our Non-Qualified Deferred Compensation Plan (the “Plan”) established in October 2004. The Plan provides eligible employees and members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The deferred earnings are invested at the discretion of each participating employee or director and the deferred compensation we are obligated to deliver is adjusted for increases or decreases in the deferred amount due to such investment. We include the amounts deferred by the participants and held by us in the “Other noncurrent assets, net” line item of our consolidated balance sheets and our obligation to deliver the deferred compensation in the “Other long-term liabilities” line item on our consolidated balance sheets.

(3)	The balance represents the fair value of the estimated earnout payment liability payable to former TA shareholders based upon TA product sales.

(4)	The balance represents the estimated commitments for sabbatical payments for all eligible full time employees.

(5)
The balance represents the estimated pension liability payable to the employees of our German subsidiary. The pension liability becomes payable when the covered employees reach the age of 60 or 65. The liability was acquired through our purchase of the GaAs business of Infineon in 2002. We elected to secure the liability through a reinsurance program supported by us. We have included the reinsurance receivables of $3.3 million in the “Other noncurrent assets, net” line item on our consolidated balance sheets and our obligation to deliver the pension obligation in the “Other long-term liabilities” line item on our consolidated balance sheets.

As of December 31, 2011, we had approximately $0.7 million of net tax liabilities, which are included as “Long term income tax liability” in our consolidated balance sheets. We do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. Further, we are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05 with regard to the "Presentation of Comprehensive Income." The update is intended to increase the prominence of other comprehensive income in financial statements. The main provisions of the update provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update will be applied retrospectively. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Although we are still evaluating the impact of this standard, we do not believe that its adoption will have a material effect on our financial position, results of operations or cash flows. However, once adopted, the standard will change the presentation of the financial statements.
In September 2011, the FASB issued ASU 2011-08 with regard to "Testing for Goodwill Impairment." The update is intended to simplify how entities test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described under current guidance. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years, and interim periods within those years, beginning after December 15, 2011. Although we are still evaluating the impact of this standard, we do not believe that its adoption will have a material effect on our financial position, results of operations or cash flows.

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
The following table shows the fair values of our investments as of December 31, 2011 (in millions):

	Cost	Fair Value
Cash and cash equivalents	$116.3	$116.3
Available-for-sale investments	$46.0	$46.0
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
Our consolidated financial statements at December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011, together with the report of our independent registered public accounting firm, are included in this Annual Report on Form 10-K on pages F-1 through F-31.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management has determined that there were no changes to our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of December 31, 2011, management assessed the effectiveness of our internal control over financial reporting, and concluded that our internal control over financial reporting was effective. There were no material weaknesses in our internal control over financial reporting that have been identified by management. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on internal control over financial reporting. Their report on our internal control over financial reporting is included with the audited financial statements.

Item 9B.	Other Information
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers
The biographical information concerning our executive officers, including their ages as of February 24, 2011, is set forth below:

Name	Age	Current Position(s) with Company	Position Held Since
Ralph G. Quinsey	56	President, Chief Executive Officer and Director	2002
Steven J. Buhaly	55	Chief Financial Officer	2007
Brian P. Balut	46	Vice President, Networks	2006
Deborah Burke	57	Vice President, Human Resources	2007
James L. Klein	47	Vice President, Defense and Aerospace	2011
Todd A. DeBonis	47	Vice President, Worldwide Sales, Strategic Development and Customer Service	2006
Timothy A. Dunn	50	Vice President	2006
Steven R. Grant	52	Vice President, Worldwide Operations	2008

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

James L. Klein joined TriQuint in July 2011 as Vice President Defense Products and Foundry Services. Mr. Klein joined TriQuint with more than 20 years of experience in the RF industry. Most recently, Mr. Klein was the General Manager of the Advanced Products Center at Raytheon in the Space and Airborne Systems division responsible for the design and manufacturing of advanced RF and microwave subsystems and components. Prior to Raytheon, Mr. Klein held various executive and managerial positions with Texas Instruments where he focused on MMIC and Transmit / Receive module engineering. Mr. Klein received both Bachelor and Master of Science degrees in Electrical Engineering from Texas A&M University.
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
Timothy A. Dunn joined TriQuint in July 2006 as Vice President, Mobile Devices. On February 14, 2012, Mr. Dunn was reassigned to a special assignment reporting to Ralph Quinsey. Mr. Quinsey has assumed Mr. Dunn's former duties on an interim basis. Prior to joining TriQuint, Mr. Dunn was Vice President and General Manager of Intel’s Platform Components Group. Mr. Dunn worked at Intel from 1988 to 1991, and again from 1994 to 2006, holding various executive and managerial positions. In addition to his Intel tenure, he has held marketing and product management positions with Hewlett-Packard and Cirrus Logic. Mr. Dunn holds an M.B.A. from the Amos Tuck School of Business at Dartmouth College and a B.S. degree in Electrical Engineering from Oregon State University.
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
Additional information required by this item will be included in our definitive Proxy Statement under the captions Report of the Audit Committee, Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance and Other Matters, to be filed with the Commission within 120 days after the conclusion of the fiscal year ended December 31, 2011 pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

Item 11.	Executive Compensation
Information required by Item 11 will be included in our definitive Proxy Statement under the caption Executive Compensation Discussion and Analysis, Executive Compensation Detail, Compensation Committee Interlocks and Insider Participation and the Compensation Committee Report, to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2011 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Equity Compensation Plan Information contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2011 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included under the caption Certain Relationships and Related Transactions, and Director Independence contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2011 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information required by this item is included under the caption Ratification of Independent Auditors contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our fiscal year ended December 31, 2011 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:
1.Consolidated Financial Statements. The following consolidated financial statements of TriQuint Semiconductor, Inc. and its subsidiaries, together with the report thereon of KPMG LLP, required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K on pages F-1 through F-30:

Report of Independent Registered Public Accounting Firm;
Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009;
Consolidated Balance Sheets at December 31, 2011 and 2010;
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009;
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; and
Notes to Consolidated Financial Statements.
2. Consolidated Financial Statement Schedule. The following consolidated financial statement schedule of TriQuint Semiconductor and its subsidiaries required to be filed pursuant to Part IV, Item 15 of this Form 10-K, is included in this Annual Report on Form 10-K on page F-31:
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

4.1
Preferred Shares Rights Agreement, dated as of June 30, 1998 between Registrant and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-A (File No. 000-22660) as declared effective by the SEC on July 24, 1998, as amended and restated by the Amended and Restated Rights Agreement, dated as of June 23, 2008, between TriQuint Semiconductor, Inc. and American Stock Trust & Transfer Company, LLC, as Rights Agent (as assignee of Mellon Investor Services LLC) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 24, 2008), as amended and terminated dated as of March 12, 2010 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on March 15, 2010).

10.18+
1996 Stock Incentive Program and forms of agreement thereunder, as amended on March 4, 2008 incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on form 10-K (File No. 000-22660) for the year ended December 31, 2007 filed with the SEC on March 11, 2008.

10.19
Form of Indemnification Agreement executed by Registrant and its officers and directors pursuant to Delaware reincorporation, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form 8-B (File No. 000-22660) as declared effective by the SEC on February 18, 1997.

10.2+
Automatic Stock Option Grant Program for Eligible Directors Under the TriQuint Semiconductor Corporation 2009 Incentive Plan incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended June 27, 2009 filed with the SEC on August 4, 2009, as amended incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended October 1, 2011 filed with the SEC on November 3, 2011.

10.22+
1998 Nonstatutory Stock Option Plan incorporated herein by reference to the corresponding exhibit to Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended September 30, 2003 filed with the SEC on November 4, 2003.

10.3+
Form of Option Grant Notice and Stock Option Agreement under the TriQuint Semiconductor Corporation 2009 Incentive Plan, as amended, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended July 2, 2011 filed with the SEC on August 4, 2011.

10.37
Sawtek Inc. Second Stock Option Plan, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.

10.38
Sawtek Inc. Stock Option Plan for Acquired Companies, incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (File No. 333-65850) as declared effective by the SEC on July 25, 2001.

10.40*
Amended Sale and Transfer Agreement between Infineon Technologies AG, Infineon Technologies North America Corp., Registrant and TriQuint GmbH dated as of April 29, 2002, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on July 15, 2002.

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

10.48*
Purchase and Sale Agreement by and between TriQuint Optoelectronics, Inc. and Anthem Partners, LLC, dated as of March 7, 2005, incorporated herein by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K (File No. 000-22660) for the year ended December 31, 2005 filed with the SEC on March 15, 2005.

Exhibit No.	Description
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

10.54+
2007 Employee Stock Purchase Plan, as amended and incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended July 2, 2011 filed with the SEC on August 4, 2011, as amended and incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended October 1, 2011 filed with the SEC on November 3, 2011.

10.55+
Employment Agreement dated September 12, 2007 between Registrant and Steven J Buhaly, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-22660) for filed with the SEC on September 17, 2007.

10.56+
TriQuint Semiconductor, Inc. Change in Control Policy, dated November 8, 2007 as amended on March 4, 2008, incorporated herein by reference to Exhibit 10.1 to the Registrant Current Report on Form 8-K (File No. 000-22660) filed with the SEC on March 10, 2008.

10.57
Agreement and Plan of Merger between TriQuint Semiconductor Inc, ML Acquisition, Inc and WJ Communications, Inc. dated as of March 9, 2008 incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on form 10-K (File No. 000-22660) for the year ended December 31, 2007 filed with the SEC on March 11, 2008.

10.58+
Employment Agreement dated as of May 30, 2008 by and between TriQuint Semiconductor, Inc. and Steven R. Grant, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 26, 2008.

10.59
Credit Agreement, dated September 30, 2010 by and between TriQuint Semiconductor, Inc, the domestic subsidiaries of the Company, Bank of America, N.A., as administrative agent and lender, and Union Bank, N.A., Wells Fargo Bank, N.A., Bank of the West, BBVA Compass Bank and US Bank as lenders, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 4, 2010.

10.60+
TriQuint Semiconductor, Inc. 2008 Inducement Award Program, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended July 2, 2011 filed with the SEC on August 4, 2011.

10.61+
TriQuint Semiconductor, Inc. 2009 Incentive Plan incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended October 1, 2011 filed with the SEC on November 3, 2011.

10.62
Letter dated August 24, 2011 regarding extension of Credit Agreement dated September 30, 2010 by and among TriQuint Semiconductor, Inc, the domestic subsidiaries of the Company, Bank of America, N.A., as administrative agent and lender, and Union Bank, N.A., Wells Fargo Bank, N.A., Bank of the West, BBVA Compass Bank and US Bank, as lenders incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22660) for the period ended October 1, 2011 filed with the SEC on November 3, 2011.

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

TRIQUINT SEMICONDUCTOR, INC.
Dated: February 27, 2012	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: February 27, 2012	By:	/s/ STEVEN J. BUHALY
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

Signature	Title	Date
/S/ RALPH G. QUINSEY	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2012
Ralph G. Quinsey

/S/ STEVEN J. BUHALY	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2012
Steven J. Buhaly

/S/ STEVEN J. SHARP	Chairman of the Board	February 27, 2012
Steven J. Sharp

/S/ CHARLES SCOTT GIBSON	Director	February 27, 2012
Charles Scott Gibson

/S/ DAVID H.Y. HO	Director	February 27, 2012
David H.Y. Ho

/S/ NICOLAS KAUSER	Director	February 27, 2012
Nicolas Kauser

/S/ WALDEN C. RHINES	Director	February 27, 2012
Walden C. Rhines

/S/ WILLIS C. YOUNG	Director	February 27, 2012
Willis C. Young

TRIQUINT SEMICONDUCTOR, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
TriQuint Semiconductor, Inc.:
We have audited the accompanying consolidated balance sheets of TriQuint Semiconductor, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended
December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
KPMG LLP
Portland, Oregon
February 27, 2012

TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Revenue	$896,083	$878,703	$654,301
Cost of goods sold	574,152	527,865	445,721
Gross profit	321,931	350,838	208,580
Operating expenses:
Research, development and engineering	146,902	129,248	109,445
Selling, general and administrative	96,779	96,090	78,399
Litigation expense	19,224	9,360	1,159
Settlement of lawsuit	—	—	2,950
Total operating expenses	262,905	234,698	191,953
Income from operations	59,026	116,140	16,627
Other income (expense):
Interest income	293	376	805
Interest expense	(1,567)	(1,115)	(981)
Foreign currency loss	(262)	(569)	(191)
Recovery (impairment) of investments in other companies	1,363	1,340	(116)
Other, net	119	357	506
Total other (expense) income, net	(54)	389	23
Income before income tax	58,972	116,529	16,650
Income tax expense (benefit)	10,822	(74,308)	405
Net income	$48,150	$190,837	$16,245
Net income per common share:
Basic	$0.29	$1.22	$0.11
Diluted	$0.28	$1.17	$0.11
Common equivalent shares:
Basic	164,256	155,870	149,759
Diluted	172,510	163,486	152,326

See accompanying notes to the consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$116,305	$192,464
Investments in marketable securities	46,006	31,192
Accounts receivable, net	129,103	138,989
Inventories	151,577	101,457
Prepaid expenses	7,051	7,270
Deferred tax assets, net	11,857	42,327
Other current assets	35,756	32,772
Total current assets	497,655	546,471
Property, plant and equipment, net	469,943	352,188
Goodwill	3,376	3,376
Intangible assets, net	22,732	27,421
Deferred tax assets - noncurrent, net	48,957	32,655
Other noncurrent assets, net	12,605	15,991
Total assets	$1,055,268	$978,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,812	$79,154
Accrued payroll	28,519	35,965
Other accrued liabilities	9,901	12,128
Total current liabilities	106,232	127,247
Long-term liabilities:
Long-term income tax liability	735	7,350
Other long-term liabilities	11,013	9,486
Total liabilities	117,980	144,083
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 600,000,000 shares authorized, 166,125,215 shares and 161,463,280 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	166	161
Additional paid-in capital	678,412	622,958
Accumulated other comprehensive income	140	480
Retained earnings	258,570	210,420
Total stockholders’ equity	937,288	834,019
Total liabilities and stockholders’ equity	$1,055,268	$978,102

See accompanying notes to the consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2008	147,356	$147	$521,613	$978	$3,338	$526,076
Issuance of common stock under plans	5,923	6	20,344	—	—	20,350
Stock-based compensation	—	—	14,608	—	—	14,608
Excess tax benefit from share based compensation	—	—	125	—	—	125
Accumulated other comprehensive loss	—	—	—	(242)	—	(242)
Net income	—	—	—	—	16,245	16,245
Balance, December 31, 2009	153,279	$153	$556,690	$736	$19,583	$577,162
Issuance of common stock under plans	8,184	8	45,302	—	—	45,310
Stock-based compensation	—	—	17,800	—	—	17,800
Excess tax benefit from share based compensation	—	—	3,166	—	—	3,166
Accumulated other comprehensive loss	—	—	—	(256)	—	(256)
Net income	—	—	—	—	190,837	190,837
Balance, December 31, 2010	161,463	$161	$622,958	$480	$210,420	$834,019
Issuance of common stock under plans	4,662	5	29,200	—	—	29,205
Stock-based compensation	—	—	25,786	—	—	25,786
Excess tax benefit from share based compensation	—	—	468	—	—	468
Accumulated other comprehensive loss	—	—	—	(340)	—	(340)
Net income	—	—	—	—	48,150	48,150
Balance, December 31, 2011	166,125	$166	$678,412	$140	$258,570	$937,288

See accompanying notes to the consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$48,150	$190,837	$16,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,022	54,658	46,942
Stock-based compensation charges	25,082	17,560	14,185
Deferred income tax expense (benefit)	14,600	(74,982)	—
Other	(1,742)	(893)	109
Changes in assets and liabilities, net of assets acquired:
Accounts receivable, net	9,886	(50,899)	(9,498)
Inventories	(49,416)	(11,253)	19,027
Other assets	(3,855)	(13,727)	(9,438)
Accounts payable and accrued expenses	(8,160)	13,606	7,687
Net cash provided by operating activities	100,567	124,907	85,259
Cash flows from investing activities:
Purchase of available-for-sale investments	(80,580)	(59,154)	(77,595)
Maturity / sale of available-for-sale investments	65,766	78,306	78,093
Other	656	2,535	(4,992)
Capital expenditures	(192,384)	(105,760)	(48,557)
Net cash used in investing activities	(206,542)	(84,073)	(53,051)
Cash flows from financing activities:
Subscription/issuance of common stock, net	29,548	46,523	20,473
Loan commitment fees	(200)	(1,638)	—
Excess tax benefit from stock-based compensation arrangements	468	3,166	125
Net cash provided by financing activities	29,816	48,051	20,598
Net (decrease) increase in cash and cash equivalents	(76,159)	88,885	52,806
Cash and cash equivalents at beginning of period	192,464	103,579	50,773
Cash and cash equivalents at end of period	$116,305	$192,464	$103,579
Supplemental disclosures:
Change in timing of payments related to capital expenditures	$(13,804)	$19,880	2,074
Cash paid for income taxes	$2,640	$725	$653

See accompanying notes to the consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands unless otherwise noted, except per share amounts)

Note 1.    The Company
TriQuint Semiconductor, Inc. (collectively with its wholly owned subsidiaries, the “Company”) is a supplier of high performance modules and components for communications applications. The Company provides customers with standard and custom products as well as foundry services. The Company designs, develops and manufactures advanced high-performance radio frequency ("RF") solutions with products designed on various wafer substrates including gallium arsenide (“GaAs”), gallium nitride ("GaN") and piezoelectric crystals such as lithium tantalate (“LiTaO3”) and use a variety of high-performance process technologies including heterojunction bipolar transistor (“HBT”), pseudomorphic high electron mobility transistor (“pHEMT”), bipolar high electron mobility transistor ("BiHEMT"), metal-semiconductor field effect transistor ("MESFET"), copper flip ("CuFlipTM"), wafer level packaging ("WLP"), surface acoustic wave (“SAW”), temperature compensated surface acoustic wave ("TC-SAW") and bulk acoustic wave (“BAW”). The Company’s primary end markets include mobile devices, networks and defense and aerospace systems. The Company’s customers include major communication companies worldwide.

Note 2.    Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements for the periods presented include the accounts of the Company and its wholly owned subsidiaries, including TriQuint BV (LLC), TriQuint CV LP, TriQuint Europe Holding Company, TriQuint TFR Inc., TriQuint, Inc., TriQuint S.R.L., TriQuint Semiconductor Texas LP, TriQuint Sales and Design, Inc., TriQuint Semiconductor GmbH, TriQuint Asia Inc., TriQuint Texas General Holding Company, TriQuint Texas Limited Holding Company, TriQuint (Shanghai) Trading Co. Ltd., TriQuint Semiconductor Japan TYK, TriQuint WJ, Inc., TriQuint International Pte. Ltd. Singapore and WJ NEWCO LLC. The Company has no investments in which it exercises significant influence but which it does not control (20% to 50% ownership interest). All intercompany transactions and balances have been eliminated.
Management Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances. Examples of such estimates include, but are not limited to, sales returns allowances, inventory lower of cost or market adjustments, restructuring liabilities, income tax valuation allowance, investment impairments, impairments of goodwill and long-lived assets, estimated precious metals reclaim, stock-based compensation, business acquisition earnout liabilities and commitments and contingencies. On a regular basis, the Company reviews its estimates to ensure the estimates appropriately reflect changes in its business or as new information becomes available. Management believes that these estimates are reasonable; however, actual results could materially differ from these estimates.
Revenue Recognition
The Company's revenue is primarily derived from the sale of products in the mobile devices, networks, and defense and aerospace end markets. The Company also receives revenue from foundry services, non-recurring engineering fees and cost-plus contracts for research and development work, which collectively has been less than 10% of consolidated revenue for any period. The Company’s distribution channels include direct sales staff, manufacturers’ representatives and independent distributors. The majority of the Company’s shipments are made directly to its customers. Revenue from the sale of the Company's products is recognized when title to the products pass to the buyer. The Company's product sales include warranty provisions that provide that the products will be free of faulty workmanship or defective materials and that the products will conform to the Company's published specifications or other specifications mutually agreed upon with the customer. The Company's historical warranty claims experience, and its warranty liability, have not been material.

Revenue from the Company’s distributors is recognized when the product is sold to the distributor and was as follows:

	Year ended December 31,
	2011	2010	2009
Revenue from distributors	$81,896	$103,913	$94,919

The Company’s distribution agreements provide for selling prices that are fixed at the date of sale, although the Company may elect after the sale to offer price protections which are specific, of a fixed duration and accounted for as a reduction to revenue when offered. Further, the payment obligation is not contingent on reselling the product or further action by the Company. The distributors take title to the product, bear the risks of ownership, the distributor sales have economic substance and the amount of future returns can be reasonably estimated. The Company allows its distributors to return products for warranty reasons and stock rotation rights, within certain limitations and reserves for such instances. If the Company is unable to repair or replace products returned under warranty, the Company will issue a credit for a warranty return. The Company reduces revenue and records allowances for product returns and price protection and stock rotation based on historical experience or specific identification depending on the contractual terms of the arrangement. The revenue allowances have remained approximately consistent as a percentage of revenue and the Company has visibility into the distributors' inventory levels and qualifying sales, and is, therefore, able to reasonably estimate the revenue allowances.
The Company receives periodic reports from customers who use inventory hubs and recognizes revenue when customers acknowledge they have pulled inventory from its hub, the point at which title to the product passes to the customer.
Revenue from foundry services and non-recurring engineering fees is recorded when the service is completed. Revenue from cost-plus contracts is recognized as costs are incurred.
Cash Equivalents
The Company considers all highly liquid debt and other instruments purchased with an original maturity of three months or less to be cash equivalents. These investments include money market funds. Company’s cash equivalents were as follows:

	December 31, 2011	December 31, 2010
Cash equivalents	$68,803	$120,042
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
At December 31, 2011 and December 31, 2010, the Company’s investments consisted of U.S. treasury securities, obligations of U.S. government agencies, corporate debt securities, municipal notes, money market funds, certificates of deposit and other investments. All were classified as available-for-sale.
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company establishes an allowance for the trade accounts receivable which represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance by performing ongoing evaluations of its customers and their ability to make payments.
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
Precious Metals Reclaim

The Company uses historical experience to estimate the amount of reclaim on precious metals used in manufacturing at the end of each period applying a lower of average cost or market to determine the reclaim value. The estimated value to be received from precious metal reclaim is included in other current assets.
Inventories
The Company states inventories at the lower of cost or market. The Company uses a standard cost methodology to determine the cost basis for inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to stating inventory at the lower of cost or market, the Company also evaluates inventory each period for excess quantities and obsolescence. This evaluation, based on historical experience and the Company’s judgment of economic conditions, includes identifying those parts specifically identified as obsolete and writing them down, analyzing the last usage date as well as forecasted demand versus quantities on hand and writing down the excess, and identifying and recording other specific write-downs.
Property, Plant & Equipment
Property, plant and equipment is recorded at cost. Rent expense for operating leases is recorded on a straight-line basis over the life of the lease term. If a lease has an escalation clause, the difference between rent expense and rent paid is recorded as deferred rent and is included in accrued liabilities on the consolidated balance sheets.
Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: 3 to 7 years for machinery and equipment, furniture and fixtures and computer equipment and software; 5 to 20 years for building improvements; and 39 years for buildings. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the term of the related lease, generally 3 to 10 years. Asset lives are reviewed periodically to determine if they are appropriate and adjustments are made as necessary. Depreciation begins at the time assets are placed in service. Maintenance and repairs are expensed as incurred. The Company incurred depreciation expense as follows:

	Year Ended December 31,
	2011	2010	2009
Depreciation expense	$59,919	$48,754	$41,535

Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over fair value of the net assets of businesses acquired. Other intangible assets consist primarily of patents, developed technology, customer relationships, in-process research and development, and other intangibles with estimable useful lives, ranging from 3 to 15 years at the time of acquisition. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead reviewed at least annually for impairment. In-process research and development ("IPR&D") is amortized or impaired upon completion or abandonment of specific projects. Intangible assets with estimable useful lives are amortized over their respective estimated lives to their estimated residual values.
The Company is required to perform an impairment analysis on its goodwill at least annually, or when events and circumstances warrant. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of a reporting unit or an adverse action or assessment by a regulator. The Company is considered one reporting unit. As a result, to determine whether or not goodwill may be impaired, the Company compares its book value to its market capitalization. If the trading price of the Company’s common stock as adjusted for factors such as a control premium is below the book value per share at the date of the annual impairment test or if the average trading price of the Company’s common stock is below book value per share for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value. If the comparison of book value to estimated market value indicates impairment, then the Company compares the implied fair value of goodwill to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The Company performs this test in the fourth quarter of each year, unless indicators warrant testing at an earlier date.
Research and Development Costs
The Company expenses research and development costs associated with the development of new products and processes when incurred. Engineering and design costs related to revenue on nonrecurring engineering services billed to customers are classified as cost of goods sold.

Litigation
The Company is from time to time involved in litigation, certain other claims and arbitration matters arising in the ordinary course of its business.  The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Significant judgment is required in both the determination of the probability of a loss and the determination as to whether a loss is reasonably estimable. These accruals are reviewed at least quarterly and adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and technical experts and other information and events pertaining to a particular matter.  To the extent there is a reasonable possibility (within the meaning of ASC 450) that losses could exceed amounts already accrued, if any, and the additional loss or range of loss is able to be estimated, management discloses the additional loss or range of loss.
In some instances, the Company is unable to reasonably estimate any potential loss or range of loss. The nature and progression of litigation can make it difficult to predict the impact a particular lawsuit will have on the Company.  There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following:  the early stages of a proceeding; damages sought that are unspecified, unsupportable, unexplained or uncertain; discovery not having been started or remains incomplete; the complexity of the facts that are in dispute; the difficulty of assessing novel claims; the parties not having engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and/or the often slow pace of litigation.
Shipping and Handling Costs
The Company recognizes amounts billed to a customer in a sale transaction related to shipping and handling as revenue. The costs incurred by the Company for shipping and handling are classified as cost of goods sold.
Advertising Costs
The Company expenses advertising costs as incurred. For 2011, 2010 and 2009, advertising costs were immaterial.
Comprehensive Income
The Company reports all changes in equity that result from transactions and economic events other than transactions with owners in comprehensive income. The components of comprehensive income include unrealized holding gains and losses on available-for-sale investments and unrealized gains and losses on pension obligations which are included as a separate component of stockholders’ equity until realized. Comprehensive income was as follows:

	Year ended December 31,
	2011	2010	2009
Net income	$48,150	$190,837	$16,245
Other comprehensive (loss) income:
Net unrealized loss on available for sale investments	(3)	(14)	(306)
Net unrealized (loss) gain on pension obligations	(337)	(242)	64
Comprehensive income	$47,810	$190,581	$16,003

Net Income Per Share
Basic net income per share is calculated by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include options granted pursuant to the Company’s stock option plans and potential shares related to the Company’s Employee Stock Purchase Plan. A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations for 2011, 2010 and 2009 is presented in Note 7.
Income Taxes
The Company is subject to taxation from federal, state and international jurisdictions. A significant amount of judgment is involved in preparing the provision for income taxes and the calculation of resulting deferred tax assets and liabilities.
The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between tax and financial reporting. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company uses the with-and-without approach, disregarding indirect tax impacts, for determining the period in which tax benefits for excess share-based deductions are recognized. The utilization of 100% bonus depreciation in 2011 reduced federal and state taxes payable such that the Company did not have significant income taxes payable at December 31, 2011.
The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized in future tax returns.
The Company evaluates liabilities for estimated tax exposures in all of its operational jurisdictions. The calculation of the Company's tax liabilities includes addressing uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions in the U.S. and other tax jurisdictions based on recognition and measurement criteria that allow financial statement benefits to be recognized only for tax positions that are more-likely-than-not to be sustained upon tax audit, administrative appeals or final court determination. Changes to the Company's assumptions could cause it to find a revision of estimates appropriate. Such a change in measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
As of December 31, 2011, the Company was not under audit by any income tax authorities. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the tax authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the tax jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. The Company believes that an appropriate estimated liability has been established for potential exposures.
The Company's net unrecognized tax benefits are recorded as a liability in the consolidated balance sheets. To the extent interest and penalties would be assessed by taxing authorities of any underpayment of income taxes, such amounts are accrued and classified as a component of income tax expense on the consolidated statement of income. Realization of the unrecognized tax benefits results in a favorable impact to the effective tax rate.
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
Impairments of Long-lived Assets
Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset group exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Depending on the asset, fair value is determined by reference to market prices or through discounted cash flow analysis. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.
In the fourth quarter of 2011, the Company conducted an assessment of the recoverability of its long-lived and intangible assets based on a comparison of the undiscounted cash flows to the recorded carrying value of the long-lived and intangible assets. The results of the impairment analysis did not indicate that the long-lived assets were not recoverable and accordingly, the Company did not record an impairment charge on its long-lived assets for the year ended December 31, 2011. The Company did not record an impairment charge for the years ended December 31, 2009 or 2010.
Stock-Based Compensation
The Company has stock-based employee compensation plans, which are described in Note 14. The Company records compensation expense for all stock-based payment awards made to employees and directors. Compensation expense for the Company’s stock-based payments, which includes employee stock options and the Company’s Employee Stock Purchase Plan (“ESPP”), is based on estimated fair values at the time of the grant or subscription period, respectively.
The Company estimates the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model which requires a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company’s common stock and interest rates. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Stock-based compensation expense recognized during the years ended December 31, 2011, 2010 and 2009 included compensation expense for stock-based payment awards granted from 2006 through the current year, as well those awards granted but not yet vested as of December 31, 2005. The compensation expense for these grants was based on the grant date estimated fair value. Compensation expense for all stock-based payment awards was recognized using the straight-line method over the expected life of the award. As stock-based compensation expense recognized during 2011, 2010 and 2009 was based on awards ultimately expected to vest, the gross expense has been reduced for estimated forfeitures.
Reclassifications
Certain immaterial reclassifications have been made to disclosures of prior year revenue allocations between end markets in Note 17 in order to conform to the current year presentation.

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") with regard to the "Presentation of Comprehensive Income." The update is intended to increase the prominence of other comprehensive income in financial statements. The main provisions of the update provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update will be applied retrospectively. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Although the Company is still evaluating the impact of this standard, the Company does not believe that its adoption will have a material effect on the Company's financial position, results of operations or cash flows. However, once adopted, the standard will change the presentation of the financial statements.
In September 2011, the FASB issued an ASU with regard to "Testing for Goodwill Impairment." The update is intended to simplify how entities test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described under current guidance. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years, and interim periods within those years, beginning after December 15, 2011. Although the Company is still evaluating the impact of this standard, the Company does not believe that its adoption will have a material effect on the Company's financial position, results of operations or cash flows.

Note 3.    Fair Value of Financial Instruments
The Company’s financial instruments consist of cash equivalents, trade receivables, investments and payables. The financial instruments listed in the tables below are measured at fair value and the remaining financial instruments have carrying values that approximate their fair values. The Company accounts for its assets utilizing a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets;

•
Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

				Fair Value Measurements as of December 31, 2011
	Carrying Amount	Total Fair Value	Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$47,502	$47,502	$47,502	$—	$—	$—
Cash equivalents	68,803	68,803	—	40,793	28,010	—
Short-term—marketable securities	46,006	46,006	—	7,501	38,505	—
Non-Qualified Deferred Compensation Plan funds	3,635	3,635	—	3,635	—	—
Total	$165,946	$165,946	$47,502	$51,929	$66,515	$—

Liabilities:
Earnout payment liability	$890	$890	$—	$—	$—	$890
Non-Qualified Deferred Compensation Plan	3,635	3,635	—	3,635	—	—
Total	$4,525	$4,525	$—	$3,635	$—	$890

				Fair Value Measurements as of December 31, 2010
	Carrying Amount	Total Fair Value	Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$72,422	$72,422	$72,422	$—	$—	$—
Cash equivalents	120,042	120,042	—	120,042	—	—
Short-term—marketable securities	31,192	31,192	—	4,822	26,370	—
Non-Qualified Deferred Compensation Plan funds	2,971	2,971	—	2,971	—	—
Total	$226,627	$226,627	$72,422	$127,835	$26,370	$—

Liabilities:
Earnout payment liability	$1,365	$1,365	$—	$—	$—	$1,365
Non-Qualified Deferred Compensation Plan	2,971	2,971	—	2,971	—	—
Total	$4,336	$4,336	$—	$2,971	$—	$1,365

The instruments classified as Level 1 are measured at fair value using statement value and quoted market prices. The investments classified as Level 2 were valued using quoted prices for similar instruments in markets that are not active since identical instruments were not available. The Company determines the hierarchy levels at the end of each quarter.
The non-qualified deferred compensation plan provides eligible employees and members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The Company includes the asset deferred by the participants in the “Other noncurrent assets, net” line item of its consolidated balance sheets and the Company's obligation to deliver the deferred compensation in the “Other long-term liabilities” line item on its consolidated balance sheets.
During 2011 and 2010, the Company remeasured the fair value of the Level 3 earnout payment liability and revised its estimate due to the low probability of achieving the earnout target. The changes in estimate resulted in reductions in the liability of $681 and $467 for the years ended December 31, 2011 and 2010, respectively. The changes were recorded to selling, general and administrative expenses and were included as a component of "other" in the cash flows from operating activities. The Company used an income based method to measure the fair value of this liability.

The earnout payment liability resulted from the acquisition of TriAccess Technologies, Inc. ("TA") on September 3, 2009 as more fully described in Note 4 and represented an initial obligation to pay up to $5,000 to the former TA shareholders over three years. Since acquisition, the initial obligation has been reduced to a remaining amount of up to $1,000.
Details of the Level 3 fair value measurements are as follows:

Ending earnout payment liability December 31, 2009	$1,509
Accretion	323
Change in estimate	(467)
Ending earnout payment liability December 31, 2010	$1,365
Accretion	206
Change in estimate	(681)
Ending earnout payment liability December 31, 2011	$890

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
The earnout payment liability was estimated at its fair value and represented an obligation to pay up to $5,000 to the former TA shareholders, over three years, upon TA product sales meeting certain revenue thresholds. No earnout was paid in 2010 or 2011 because the TA product sales did not meet the thresholds. See Note 3 for a reconciliation of the fair market value of the earnout payment liability since the acquisition occurred.
The Company estimated the fair value of the identifiable intangible assets, which are subject to amortization, using a cash flow based approach discounted with a market discount rate. In-process research and development is considered an indefinite lived asset and will be amortized or impaired upon completion or abandonment of specific projects. All other intangible assets will be amortized over a period of three to five years. Goodwill is calculated as the purchase price in excess of the fair values of TA’s assets and liabilities and represents the Company’s opportunity to expand its product line into video delivery, a high margin high growth market currently underserved by the Company. The goodwill is not deductible for tax purposes. The purchase price was allocated to TA’s assets and liabilities based upon fair values as follows:

Tangible assets acquired, net of cash acquired	$(4)
Developed technology	3,680
In-process research and development	2,330
Goodwill	3,376
Total	$9,382
The results of operations for the TA business are included in the Company’s consolidated statements of income from September 3, 2009 forward. Pro forma results of operations have not been presented for this acquisition because its effect was not material to the Company.
WJ Communications, Inc. ("WJ")
As part of its acquisition of WJ in 2008, the Company committed to a restructuring plan to consolidate facilities in San Jose, California and China and to reduce certain redundant positions in the WJ operations as a result of the acquisition. All payments related to this restructuring were completed during 2011.
The following table summarizes the charges taken and payments made as part of the restructuring plan:

	Personnel	Lease abandonment costs	Total
Balance at December 31, 2009	$54	$5,117	$5,171
Payments	(54)	(4,138)	(4,192)
Accretion	—	139	139
Balance at December 31, 2010	$—	$1,118	$1,118
Payments	—	(1,118)	(1,118)
Balance at December 31, 2011	$—	$—	$—

Note 5.    Selected Financial Statement Information

	December 31, 2011	December 31, 2010
Accounts receivable, net:
Trade accounts receivable	$129,149	$139,065
Allowance for doubtful accounts	(46)	(76)
	$129,103	$138,989
Inventories:
Raw materials	$39,821	$23,668
Work-in-process	67,258	56,998
Finished goods	44,498	20,791
	$151,577	$101,457
Other current assets:
Precious metals reclaim	$19,035	$22,520
Other	16,721	10,252
	$35,756	$32,772
Property, plant and equipment, net:
Land	$19,691	$19,691
Buildings	93,184	92,769
Leasehold improvements	28,619	13,403
Machinery and equipment	577,262	446,805
Furniture and fixtures	6,535	6,120
Computer equipment and software	44,361	38,849
Assets in process	107,464	92,367
Total property, plant and equipment, gross	877,116	710,004
Accumulated depreciation	(407,173)	(357,816)
Total property, plant and equipment, net	$469,943	$352,188
Accrued payroll:
Accrued payroll and taxes	$12,602	$15,096
Accrued vacation, sabbatical, and sick pay	13,985	12,831
Accrued management incentive program	135	6,538
Self-insurance liability	1,797	1,500
	$28,519	$35,965

Note 6.    Investments in Marketable Securities
As of December 31, 2011 all short-term investments are classified as available-for-sale and have maturity dates of less than one year. All unrealized gains and losses on available-for-sale investments are included in other comprehensive income. The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2011 consisted of the following:

At December 31, 2011	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale - included in cash equivalents:
Corporate debt securities	$24,010	$—	$—	$24,010
Money market funds and other	40,793	—	—	40,793
U.S. government-sponsored enterprise securities	4,000	—	—	4,000
Available-for-sale - included in short-term marketable securities:
Municipal notes	9,295	—	—	9,295
U.S. treasury securities	7,501	—	—	7,501
U.S. government-sponsored enterprise securities	16,506	—	(1)	16,505
Corporate debt securities	12,704	1	—	12,705
	$114,809	$1	$(1)	$114,809
The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2010 consisted of the following:

At December 31, 2010	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale - included in cash equivalents:
U.S. treasury securities	$5,500	$—	$—	$5,500
Certificates of deposit	325	—	—	325
Money market funds and other	114,217	—	—	114,217
Available-for-sale - included in short-term marketable securities:
U.S. treasury securities	3,115	—	(2)	3,113
U.S. government-sponsored enterprise securities	26,366	4	—	26,370
Certificates of deposit	1,709	—	—	1,709
	$151,232	$4	$(2)	$151,234
The contractual maturities of investments as of December 31, 2011 and 2010 were all due or callable in one year or less.
Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operational and financing cash flow factors. At December 31, 2011, all unrealized holding losses were considered to be temporary since the Company has the ability and intent to hold the investments until a recovery of fair value. During 2011, 2010 and 2009, the Company did not record any other-than-temporary impairments on its marketable securities.

Note 7.    Net Income Per Share
Net income per share is presented as basic and diluted net income per share. Basic net income per share is net income available to common stockholders divided by the weighted average number of common shares outstanding. Diluted net income per share is similar to basic net income per share, except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect.
The following summarizes the elements included in the calculation of basic and diluted net income per share for 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
Net income	$48,150	$190,837	$16,245
Weighted average shares outstanding—Basic	164,256	155,870	149,759
Dilutive securities	8,254	7,616	2,567
Weighted average shares outstanding—Dilutive	172,510	163,486	152,326
Net income per common share:
Basic	$0.29	$1.22	$0.11
Diluted	$0.28	$1.17	$0.11
Options and other exercisable convertible securities excluded from the calculation as their effect would have been antidilutive are as follows:

	Year ended December 31,
	2011	2010	2009
Antidilutive securities	6,174	10,392	23,727

Note 8.    Goodwill and Other Acquisition-Related Intangible Assets
The Company performs its annual goodwill impairment test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During its annual impairment test in the fourth quarter of 2011, the price of the Company’s common stock adjusted for a control premium was above its book value and the Company concluded its goodwill was not impaired. In 2010 and 2009, no impairment of goodwill was recorded since the Company’s fair value substantially exceeded its carrying value. Information regarding the Company’s other acquisition-related intangible assets is as follows:

		December 31, 2011			December 31, 2010
	Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Goodwill		$3,376	$—	$3,376	$3,376	$—	$3,376
Amortizing intangible assets:
In-process research and development	3 - 5	850	(270)	580	600	(50)	550
Patents, trademarks and other	4 - 15	49,653	(28,430)	21,223	48,053	(22,547)	25,506
		50,503	(28,700)	21,803	48,653	(22,597)	26,056
Non-amortizing intangible assets:
In process research and development		929	—	929	1,365	—	1,365
Total intangible assets		51,432	(28,700)	22,732	50,018	(22,597)	27,421
Total goodwill and intangible assets		$54,808	$(28,700)	$26,108	$53,394	$(22,597)	$30,797

Amortization expense of intangible assets was approximately as follows:

	Year ended December 31,
	2011	2010	2009
Amortization expense	$6,103	$5,904	$5,407

The changes in the gross carrying amount of goodwill and intangible assets are as follows:

	Goodwill and Intangible Assets
	Goodwill	In process research and development- non-amortizing	In process research and development- amortizing	Patents, trademarks and other	Total
Balance as of December 31, 2009	$3,376	$2,330	$—	$47,388	$53,094
Additions (deductions) during the period	—	(965)	600	665	300
Balance as of December 31, 2010	$3,376	$1,365	$600	$48,053	$53,394
Additions (deductions) during the period	—	(436)	250	1,600	1,414
Balance as of December 31, 2011	$3,376	$929	$850	$49,653	$54,808

The Company's patents, trademarks and other intangible assets are being amortized over a period of two to fifteen years. During 2011, a product line that was included in non-amortizing in process research and development ("IPR&D") reached technological feasibility. As a result, the Company transferred $250 to amortizing IPR&D and began amortizing this amount over a period of 3 years. During 2010, two product lines that were included in non-amortizing IPR&D reached technological feasibility. As a result, the Company transferred $600 to amortizing IPR&D and began amortizing this amount over a period of 5 years.

In 2011 and 2010, the Company incurred charges of $186 and $365, respectively, to abandon and write off one and three product lines, respectively, that were included in IPR&D.

During 2011 and 2010, the Company acquired patents for $1,600 and $665, respectively, which will be amortized over a period of eleven and fifteen years, respectively.
Amortization expense related to intangible assets at December 31, 2011 in each of the next five fiscal years and beyond is expected to be as follows:

2012	$6,189
2013	5,608
2014	4,319
2015	2,350
2016	996
Thereafter	2,341
$21,803

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
The Company may elect to borrow at either a Eurodollar Rate or a Base Rate (each as defined in the Agreement). Eurodollar Rate loans bear interest at an amount equal to the sum of a rate per annum calculated from the British Bankers Association London Interbank Offered Rate ("LIBOR") plus a designated percentage per annum (the “Applicable Rate”). The Applicable Rate for Eurodollar Rate loans is based on the Company’s consolidated total leverage ratio (as defined in the Agreement) and is subject to a floor of 2.50% per annum and a cap of 3.00% per annum. Base Rate loans bear interest at a rate equal to the higher of the federal funds rate plus 0.50%, the prime rate of the Lender plus the Applicable Rate or the Eurodollar Base Rate plus 1.0%. The Applicable Rate for Base Rate loans is subject to a floor of 1.50% per annum and a cap of 2.00% per annum. The interest payment date (as defined in the Agreement) will vary based on the type of loan but generally will be quarterly. The Company paid commitment fees, an arrangement fee, upfront fees and a renewal fee pursuant to the terms of the Agreement. The Company will also pay a quarterly fee for any letters of credit issued under the Agreement. All fees associated with the Agreement were capitalized and are being amortized to interest expense using the straight-line method over the remaining term to maturity.
The Agreement contains non-financial covenants of the Company and the Guarantors, including restrictions on the ability to create, incur or assume liens and other debt, make certain investments, dispositions and restricted payments, change the nature of the business, and merge with other entities subject to certain caps as defined in the agreement. The Agreement requires the Company to maintain ratios defined in the Agreement, which include a consolidated total leverage ratio as of the end of any fiscal quarter not in excess of 2.50 to 1.00, a consolidated liquidity ratio of at least 1.25 to 1.00 and a consolidated interest coverage ratio at a minimum of 3.00 to 1.00. The Company is in compliance with these covenants as of December 31, 2011.
At December 31, 2011 and 2010, there were no amounts outstanding under the Agreement. Since there were no borrowings since the inception of the agreement, no interest cost was incurred during 2011 and 2010.

Note 10.    Income Taxes
Domestic and foreign pre-tax income for 2011, 2010 and 2009 were as follows:

	Year ended December 31,
	2011	2010	2009
Domestic	$55,537	$113,145	$10,686
Foreign	3,435	3,384	5,964
	$58,972	$116,529	$16,650
Income tax expense (benefit) for 2011, 2010 and 2009 consisted of the following:

	Year ended December 31,
	2011	2010	2009
Current:
Federal	$(7,138)	$634	$499
State	3,082	901	217
Foreign	278	(861)	(311)
	(3,778)	674	405
Deferred:
Federal	13,974	(66,408)	—
State	219	(8,374)	—
Foreign	407	(200)	—
	14,600	(74,982)	—
Net income tax expense (benefit)	$10,822	$(74,308)	$405

The actual income tax expense reported for operations is different from that which would have been computed by applying the statutory federal income tax rate to income before income tax. A reconciliation of income tax expense as computed at the U.S. federal statutory income tax rate to the provision for income tax expense (benefit) for 2011, 2010 and 2009 is as follows:

	Year ended December 31,
	2011	2010	2009
Tax expense (benefit) at United States statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal effect	1.0	0.7	0.9
Change in valuation allowance due to change in judgment regarding the potential to realize deferred tax assets	—	(64.4)	—
Change in valuation allowance due to current year change in deferred tax asset balances	0.2	(32.0)	(14.2)
Foreign income tax	(0.5)	0.1	(5.8)
Costa Rican subsidiary tax holiday	(2.0)	(0.9)	(9.7)
Deemed dividend from foreign subsidiary	—	—	1.5
Stock-based compensation	2.6	0.4	7.0
Business combination	—	—	(1.0)
Reduction of uncertain tax position liability	(11.2)	—	—
Tax credits	(14.8)	(1.8)	—
State apportionment adjustment	7.7	—	—
Other, net	0.4	(0.9)	(11.3)
Effective tax rate	18.4%	(63.8)%	2.4%

Deferred income tax assets and liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. These temporary differences as of December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Capital research and development expenditures	7,334	10,717
Accrued liabilities	5,112	9,185
Impairment of investment in other companies	5,821	6,310
Inventory	6,220	7,197
Net operating loss carryforwards	50,155	29,052
Research and development, and other credits	18,404	9,786
Stock-based compensation	14,466	9,971
Other	12,008	3,685
Gross deferred tax assets	119,520	85,903
Valuation allowance	(11,522)	(11,391)
Total deferred tax assets	107,998	74,512
Deferred tax liabilities:
Fixed assets	(47,184)	470
Total deferred tax liabilities	(47,184)	470
Total deferred tax assets, net	$60,814	$74,982
The Company recorded tax expense of $10,822 for 2011, tax benefit of $74,308 for 2010 and tax expense of $405 for 2009. The 2011 tax expense differs from the statutory rate primarily due to the benefit of federal and state credits and the expiration of the statute of limitations on an uncertain tax position in the current year. The 2010 tax benefit is due to a change in the assessment of the potential to realize deferred tax assets which resulted in the release of valuation allowance. The provision for 2009 does not reflect a benefit for prior year losses due to a full valuation allowance against net deferred tax assets. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized. In 2002, the Company determined that a valuation allowance should be recorded against all of its net deferred tax assets. Due to strong results for 2010 and increased confidence that it will continue to generate taxable income into the foreseeable future, the Company's assessment regarding the potential to realize its deferred tax assets changed. This assessment required the Company to exercise significant judgment and make estimates about its ability to generate revenue, gross profit, operating income and taxable income in future periods. The result was the release of a majority of the valuation allowance on the deferred tax assets in 2010. The increase (decrease) in total valuation allowance for the net deferred tax assets for 2011, 2010 and 2009 was $131, $11,391 and $806, respectively.
During 2011, the Company purchased $3,748 of Business Energy Tax Credits ("BETC") for $2,511, resulting in a net state tax benefit of $171. The aggregate benefit of $1,237 will be recognized in income as the credits are utilized.
At December 31, 2011, the Company had approximately $185,221 of U.S. net operating loss carryforwards available to offset future U.S. taxable income, expiring from 2023 through 2031 if unused; and $190,940 of net operating loss carryforwards for state tax purposes, expiring from 2012 through 2031 if unused. Included in these amounts are WJ and TA net operating losses which are subject to Internal Revenue Code section 382 annual utilization limitations following an ownership change. Of the total U.S. and state net operating losses, $64,122 and $600, respectively, were generated from stock option deductions and are not reflected in the Company's deferred tax assets. When utilized, the benefit will be credited to additional paid-in capital. The Company also had U.S. federal income tax credits of $24,706, of which $4,487 of unrealized tax benefits have not been recorded as a deferred tax asset as it did not meet the more likely than not criteria, and state tax credits of $12,224, of which $4,495 has not been recorded as a deferred tax asset. These federal and state tax credits expire at various dates between 2012 and 2031. Of the total U.S. and state credits, $3,666 and $611, respectively, were generated from stock option deductions and are not reflected in the Company's deferred tax assets. In 2011 and 2010, the federal capital loss carryforward decreased by $1,131 and $727 due to the sale of a capital asset and the expiration of the carryforward period, respectively. The remaining $1,711 of federal capital loss carryforward will offset future capital gains subject to the carryforward period expirations in 2012. The Company continues to maintain a valuation allowance against the tax effect of all capital loss carryforwards and certain net operating loss and credit carryforwards, since management does not believe it is more likely than not that these benefits will be realized in future periods. Specifically, sources of capital gain taxable income were not identified to utilize capital loss carryforwards, and the carryforward period may expire before certain state net operating loss and credit carryforwards are utilized.
U.S. income tax legislation passed at the end of 2010 affected the Company's deferred tax asset balances. The 2010 Tax Relief Act reinstated the R&E credit for two years, through 2011. This resulted in the recognition of an additional $5,519 and $2,009 in deferred tax assets related to federal R&E credits for 2011 and 2010, respectively.
The major jurisdictions in which the Company files include the U.S. and Costa Rica. Tax years beginning in 2006 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. Due to agreements with the Costa Rican and Singaporean governments, the Company was granted income tax holidays of varying rates through March 2017 and December 2019, respectively. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. The decrease in income tax expense for 2011 and 2010 as a result of the tax holidays were approximately $1,309 and $269, respectively.
No provision has been made for the U.S., state or additional foreign income taxes related to approximately $121,477 of undistributed earnings of foreign subsidiaries which have been, or are, intended to be permanently reinvested outside the U.S. except for existing earnings that have been previously taxed. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested outside the U.S. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to U.S. federal and state income taxes and foreign withholding taxes.
The Company's current cash, cash equivalent and short-term investment balances, (consisting of $76,444 in domestic balances and $85,867 in foreign balances) together with cash anticipated to be generated from operations and the balance available on its $200,000 syndicated credit facility, constitute the Company's principal sources of liquidity. The Company believes these sources of liquidity will satisfy its projected working capital, capital expenditure and possible investment needs domestically through the next twelve months. The Company intends to permanently reinvest all foreign earnings except existing earnings that have been previously taxed. The Company is not presently aware of any restrictions on the repatriation of these funds. If these funds were needed to fund the Company's operations in the U.S., they could be repatriated. Repatriation of the Company's foreign funds would require board approval and could result in additional U.S. income taxes and foreign withholding taxes which could be partially offset by net operating losses and/or foreign tax credits. Determining the amount of possible future taxes is not practicable.

The Company's net unrecognized tax benefits totaled $735 and $7,350 as of December 31, 2011 and December 31, 2010, respectively. Net unrecognized tax benefits included no accumulated interest and penalties as of December 31, 2011, and $3,275 as of December 31, 2010. No changes to the unrecognized tax benefits existing as of December 31, 2011 are anticipated within the next twelve months.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2011 and 2010, which includes amounts recorded in income taxes payable as well as amounts not recorded in the Company's deferred tax assets and excludes interest and penalties, is as follows:

Balance December 31, 2009	$7,790
Reductions for tax positions	(6)
Additions for tax positions	440
Expiration of statute of limitations	(1,953)
Balance December 31, 2010	$6,271
Additions for tax positions	11,442
Expiration of statute of limitations	(7,332)
Balance December 31, 2011	$10,381

Note 11.    Foreign Currency Exchange
The Company’s functional currency for all operations worldwide is the U.S. dollar. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the period-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations for each month are remeasured at the prior month’s balance sheet rate which approximates the average exchange rates for the month. The Company reported foreign currency loss from remeasurement activity for 2011, 2010 and 2009 as follows:

	Year ended December 31,
	2011	2010	2009
Foreign currency loss	$(262)	$(569)	$(191)
As of December 31, 2011 and December 31, 2010 the Company had no forward currency contracts outstanding.

Note 12.    Commitments and Contingencies
The Company is from time to time involved in litigation, certain other claims and arbitration matters arising in the ordinary course of its business.  The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Significant judgment is required in both the determination of the probability of a loss and the determination as to whether a loss is reasonably estimable. These accruals are reviewed at least quarterly and adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and technical experts and other information and events pertaining to a particular matter.  To the extent there is a reasonable possibility (within the meaning of ASC 450) that losses could exceed amounts already accrued, if any, and the additional loss or range of loss is able to be estimated, management discloses the additional loss or range of loss.
In some instances, the Company is unable to reasonably estimate any potential loss or range of loss. The nature and progression of litigation can make it difficult to predict the impact a particular lawsuit will have on the Company.  There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following:  the early stages of a proceeding; damages sought that are unspecified, unsupportable, unexplained or uncertain; discovery not having been started or incomplete; the complexity of the facts that are in dispute; the difficulty of assessing novel claims; the parties not having engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and/or the often slow pace of litigation.
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
Avago filed an answer and counterclaims on September 17, 2009 denying the patent infringement allegations made by the Company in its complaint, and asserting that the Company's products infringed upon ten of Avago's U.S. patents. Avago's counterclaim asserts that the Company's alleged infringement is willful and seeks unspecified compensatory and enhanced damages and injunctive relief. On October 16, 2009, the Company filed an answer and counterclaims denying Avago's patent infringement allegations and alleges that Avago engaged in anti competitive conduct in violation of U.S. antitrust laws through its acquisition of the bulk acoustic wave BAW business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On March 5, 2010, Avago filed an amended answer and counterclaims asserting violation of the California Uniform Trade Secret Act and, per the court's order, the Company simultaneously filed an amended complaint, answer and counter-claim. Avago's trade secret allegations relate to Infineon information included in Avago's acquisition of Infineon's BAW division and TriQuint's employment of two former Infineon employees. On April 5, 2010, the Company filed an answer to Avago's amended answer and counterclaims, in which the Company denied Avago's allegations regarding violation of the California Uniform Trade Secret Act. Following further motion practice, on August 4, 2010 the Company filed its First Amended complaint and on August 26, 2010, Avago filed its answer and counterclaims expanding its patent and trade secret claims to include copyright infringement. On September 16, 2010, TriQuint submitted its answer, in which the Company denied Avago's allegations. On December 14, 2010, the Court held a claim construction hearing and on January 12, 2011, the Court issued its claim construction ruling.  Fact and expert discovery have closed and summary judgment motions by both parties have been filed. Oral argument on summary judgment motions occurred in January of 2012 and a trial date is set for the third quarter of 2012. At this time, the Company does not believe it is possible to estimate the outcome of the litigation or reasonably estimate a possible range of outcomes given the status of the proceeding, the complexities of the facts in dispute and the multiple claims involved. Accordingly, no accrual has been made and in addition, the Company is unable to reasonably estimate any potential loss or range of loss.
On February 28, 2007, a purported derivative action (case no. C-07-0299) was filed in the United States District Court for the District of Oregon, allegedly on behalf of TriQuint, against certain of TriQuint's officers and directors. The case was settled on September 28, 2009 and the Company paid the plaintiffs $2,950. The settlement was expensed during 2009.
Lease Commitments
The Company leases certain equipment, office and manufacturing space under operating leases. Lease terms range from approximately 1 to 10 years, expiring at various dates through 2020 with options to renew at varying terms. Commitments for minimum lease payments under non-cancelable leases as of December 31, 2011 were as follows:

2012	$3,426
2013	2,746
2014	1,998
2015	1,647
2016	1,532
Thereafter	4,995
$16,344
Rent expense under cancelable and non-cancelable operating leases for 2011, 2010 and 2009 was as follows:

	Year ended December 31,
	2011	2010	2009
Building rent expense	$3,556	$3,102	$3,056

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

Note 14.    Stock, Stock Options and Rights
Preferred Stock
The Company has authorized capital of 5,000 shares of $0.001 par value preferred stock. Holders of the preferred stock are entitled to one thousand votes for each share of preferred stock on all matters submitted to a vote of the Company’s stockholders. At December 31, 2011, the Company had no shares of preferred stock issued or outstanding.
Common Stock
The Company has authorized capital of 600,000 shares of $0.001 par value common stock. Holders of the common stock are entitled to one vote for each share of common stock on all matters submitted to a vote of the Company’s stockholders.
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
The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans at December 31, 2011:

	Authorized	Available	Outstanding
1996 Stock Incentive Program(1)	41,050	921	15,407
1998 Nonstatutory Stock Option Plan (2)	4,000	—	67
Sawtek 2nd Stock Option Plan(1)	2,331	15	—
2008 Inducement Award Plan	1,600	166	1,335
2009 Incentive Plan	19,351	6,354	12,738
Total	68,332	7,456	29,547
______________

(1)	Shares are only available for issuance under the 2009 Incentive Plan after reregistration.

(2)	Shares will be retired upon cancellation.

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
The following summarizes the Company’s stock option transactions for 2011, 2010 and 2009:

	Year ended December 31,
	2011		2010		2009
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	28,436	$6.03	30,101	$7.96	29,851	$9.36
Granted	5,678	$11.94	7,521	$7.37	5,772	$3.00
Exercised	(2,738)	$6.43	(6,360)	$5.50	(2,526)	$4.38
Forfeitures	(1,829)	$12.51	(2,826)	$31.38	(2,996)	$15.32
Outstanding at end of year	29,547	$6.73	28,436	$6.03	30,101	$7.96
Exercisable at end of year	15,963	$5.34	14,208	$6.35	18,095	$10.23
The aggregate intrinsic value of options exercised during 2011, 2010 and 2009 was $18,263, $27,539 and $6,992, respectively. Fully vested outstanding options at December 31, 2011 had an aggregate intrinsic value of $8,499, based upon the Company’s closing stock price on that date of $4.87 per share. Fully vested outstanding options at December 31, 2010 had an aggregate intrinsic value of $81,045, based upon the Company’s closing stock price on that date of $11.69 per share. The aggregate intrinsic value of all outstanding options at December 31, 2011, 2010 and 2009 was $13,519, $166,360 and $35,630, respectively. The Company issues new shares of common stock upon exercise of stock options.

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life-Years	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price
$ 1.69 – $ 3.50	4,587	6.60	$2.31	2,749	$2.40
$ 3.51 – $ 5.50	6,884	4.46	$4.81	6,487	$4.80
$ 5.51 – $ 7.00	5,928	6.36	$6.47	4,498	$6.46
$ 7.01 – $10.00	6,884	7.20	$7.36	1,974	$7.77
$10.01 – $13.99	5,264	9.22	$12.54	255	$12.24
$ 1.69 – $13.99	29,547	6.66	$6.73	15,963	$5.34

The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model during 2011, 2010 and 2009, to determine the fair value of employee stock options and employee ESPP rights granted during each period:

Stock Options	2011	2010	2009
Risk free interest rates	2.2%	2.6%	1.6%
Expected life in years	4.99 years	4.79 years	4.14 years
Expected dividend yield	—%	—%	—%
Expected volatility	60.2%	60.6%	57.8%
Estimated annualized forfeiture rate	6.8%	7.5%	7.7%

Employee Stock Purchase Plans	2011	2010	2009
Risk free interest rates	0.1%	0.2%	0.6%
Expected life in years	0.5 years	0.5 years	0.5 years
Expected dividend yield	—%	—%	—%
Expected volatility	57.4%	56.3%	88.8%
Estimated annualized forfeiture rate	4%	4%	4%
The Company determines its risk-free rate assumption based upon the U.S. Treasury yield for obligations with contractual lives similar to the expected lives of the Company’s option grants and ESPP subscription periods. The expected life represents the weighted average period the options are expected to remain outstanding, based upon historical experience. The dividend yield assumption is based on the Company’s historical and anticipated dividend distributions. The expected volatility is based upon a blend of the Company’s historical volatility of its stock price and its exchange traded options for the expected life of the award. Forfeitures are estimated based upon historical and anticipated future experience for the expected life of the award. Based upon these assumptions, the Company has estimated the per share weighted-average grant fair value of its options granted during 2011, 2010, and 2009 as follows:

	Year ended December 31,
	2011	2010	2009
Weighted-average grant fair value	$6.27	$3.86	$1.40

Stock-based compensation expense recognized in 2011, 2010 and 2009 consisted of stock-based compensation expense related to unvested grants of employee stock options and the Company’s ESPP. The table below summarizes the stock-based compensation expense for 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
Stock-based compensation expense included in cost of goods sold	$6,918	$4,652	$3,492
Operating expenses:
Research, development and engineering	8,492	6,337	5,685
Selling, general and administrative	9,672	6,571	5,008
Stock-based compensation expense included in operating expenses	18,164	12,908	10,693
Total stock-based compensation expense included in income from operations	$25,082	$17,560	$14,185
As of December 31, 2011, the total future compensation expense related to the current unvested stock options and the ESPP, net of estimated forfeitures, is expected to be approximately $46,074. This expense is expected to be recognized over a weighted average period of approximately 28 months.

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
During 2011, 2010 and 2009, the approximate number of shares of the Company’s common stock that was purchased under the ESPP was as follows:

	Year ended December 31,
	2011	2010	2009
Shares purchased	1,924	1,824	3,397
The Company issues new shares of common stock for purchases through the ESPP. The 1998 ESPP expired in December 2007, and the 2007 Employee Stock Purchase Plan (the “2007 ESPP”) was approved by the Company’s stockholders in May 2007.
The 2007 ESPP went into effect on June 1, 2007 and provides for six month offering and purchase periods. Participants are able to purchase shares at 85% of the lower of the closing sales price of the Company’s common stock on the first or last day of the six month purchase period. Approximately 2,000 shares are reserved for issuance under the 2007 ESPP, subject to annual increases commencing January 1, 2008 of the lesser of (i) 3,000 shares, (ii) 1.5% of the number of shares outstanding on the last day of the immediately preceding fiscal year or (iii) an amount determined by the board of directors. As of December 31, 2011, 2,164 shares were reserved for issuance under the 2007 ESPP. The 2007 ESPP will expire in February 2017.
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

Note 15.    Employee Benefit Plans
The Company has a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees in the U.S. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. Company contributions to the 401(k) Plan were as follows:

	Year ended December 31,
	2011	2010	2009
401(k) Plan contributions	$4,953	$4,053	$3,426
During the fourth quarter of 2004, the Company’s Board of Directors approved a non-qualified deferred compensation plan (the “Compensation Plan”). Under the Compensation Plan, employees who are eligible to participate and members of the Board of Directors, are provided with the opportunity to defer a specified percentage of their cash compensation which the Company will be obligated to deliver on a future date. At the time of deferral, the Company allocates the deferred monies to a trust account that is invested at the participants’ election. The amount of compensation to be deferred by each participating employee or board member will be based on elections by each participant and adjusted for any positive or negative investment results from investment alternatives selected by the participant under the Compensation Plan. The liability for the deferred compensation and the value of the funds allocated to the trust by the Company are included on the Company's consolidated balance sheets as follows:

	December 31, 2011	December 31, 2010
Other non-current assets, net:
Compensation plan funds	$3,635	$2,971
Other long-term liabilities:
Deferred compensation	$3,635	$2,971
The Company also has a pension obligation related to its German subsidiary, acquired as a result of the Company’s purchase of the Infineon Technologies AG, GaAs business in 2002. The pension liability becomes payable when the covered employees reach the age of 60 or 65 and the Company has elected to secure the liability through a reinsurance program paid for by the Company. The Company has included the obligation to deliver the pension obligation in the “Other long-term liabilities” line item on its consolidated balance sheets and the insurance receivables in the “Other noncurrent assets, net.” The value of the pension obligation at December 31, 2011 and 2010 was $3,217 and $2,793, respectively. The value of the insurance receivable at December 31, 2011 and 2010 was $3,277 and $3,193, respectively. Additional disclosures have not been included due to the insignificance of the plan.

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

In addition, as a result of the sale of its former optoelectronics operations, the Company received as partial consideration $4,500 of preferred stock and an unsecured promissory note from CyOptics for $5,633, that was discounted by $2,292 to reflect the current market rate for similar debt of comparable companies. CyOptics paid $1,599 and $1,480 toward the promissory note during 2011 and 2010, respectively. In 2008, the Company impaired the carrying value of the investment by $2,517. As CyOptics continued to make payments throughout 2011, the carrying value of the investment reached $0 in the first quarter of 2011 and the Company recognized $1,231 in recovery of previously impaired investments.

During 2011 and 2010, the Company recovered $132 and $1,340 from other previously impaired investments as the result of the investments being purchased by other companies. The Company did not record a similar benefit during 2009.

Note 17.    Segment Information
The Company follows standards established by the FASB for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.
The Company’s chief operating decision makers are considered to be the senior management team consisting of the President and Chief Executive Officer (the “CEO”), the Chief Financial Officer (the “CFO”), and the Vice President of Worldwide Operations. Results of operations are provided and analyzed at a consolidated level. Key resources, decisions, assessment and management of performance is done at a consolidated level, which is consistent with management's approach to making operating decisions and allocating resources. Thus, the Company has concluded at December 31, 2011 that it has only one reportable operating segment. The Company will re-assess its conclusions at least annually as events and circumstances warrant.
Revenue from the sales of products into the Company's primary end markets (as a percentage of total revenue) was as follows:

	Year ended December 31,
	2011	2010	2009
Revenue:
Mobile Devices	71%	68%	67%
Networks	20%	22%	21%
Defense and Aerospace	9%	10%	12%
	100%	100%	100%

Revenue is reported in the geographic area where the sale originates. The Company’s Costa Rica facility provides manufacturing services to its U.S. operations and does not generate revenue from external parties. The functional currency for the Costa Rican operations is the U.S. dollar as most material and equipment costs are denominated in the U.S. dollar. The impact of fluctuations of the local Costa Rican currency is not considered significant and the foreign exchange rate is not hedged. Selected financial information by geographical area is summarized below:

	Year ended December 31,
	2011	2010	2009
Revenue (origin):
United States	$896,083	$878,703	$654,301
Costa Rica	31,295	25,947	23,252
Eliminations	(31,295)	(25,947)	(23,252)
	$896,083	$878,703	$654,301
Income from operations:
United States and other	$59,026	$116,140	$16,627
Costa Rica	3,494	1,766	1,858
Eliminations	(3,494)	(1,766)	(1,858)
	$59,026	$116,140	$16,627

	December 31, 2011	December 31, 2010
Property, plant and equipment, net:
United States	$435,423	$321,597
Costa Rica	29,707	26,774
Other	4,813	3,817
	$469,943	$352,188
The Company’s products are sold to customers in various countries and shipped to factories around the world. International customer revenue representing approximately 10% or more of the Company’s total revenue for each period is as follows:

	Year ended December 31,
	2011	2010	2009
International customer revenue:
China	$383,488	$317,547	$225,569
Hong Kong	83,294	89,947	70,480
Other	183,222	144,331	119,957
	$650,004	$551,825	$416,006
There were no other countries from which revenue represented 10% or more of total revenue for the periods presented.

Revenue from customers representing approximately 10% or more of total revenue for each period is as follows (as a percentage of total revenue):

	Year ended December 31,
	2011	2010	2009
Foxconn Technology Group	35%	25%	20%
Related receivables from customers representing approximately 10% or more of total revenue for each period are as follows (as a percentage of total trade receivables):

	Year ended December 31,
	2011	2010	2009
Foxconn Technology Group	39%	28%	18%

Note 18.    Summarized Quarterly Data (Unaudited)

	Year ended December 31, 2011 Quarters
	1st	2nd(4)	3rd(5)	4th	Total
	(In thousands, except per share data)
Revenue	$224,323	$228,785	$215,988	$226,987	$896,083
Gross profit	$87,394	$92,142	$75,356	$67,039	$321,931
Net income	$12,439	$16,565	$14,838	$4,308	$48,150
Net income per common share(1)
Basic	$0.08	$0.10	$0.09	$0.03	$0.29
Diluted	$0.07	$0.10	$0.09	$0.03	$0.28
	Year ended December 31, 2010 Quarters
	1st	2nd	3rd(2)	4th(3)	Total
	(In thousands, except per share data)
Revenue	$180,838	$207,478	$236,998	$253,389	$878,703
Gross profit	$68,499	$85,483	$97,959	$98,897	$350,838
Net income	$13,709	$22,459	$112,175	$42,494	$190,837
Net income per common share(1)
Basic	$0.09	$0.14	$0.72	$0.27	$1.22
Diluted	$0.09	$0.14	$0.69	$0.25	$1.17
 ______________

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

(2)	During the third quarter of 2010, the Company recorded a tax benefit of $73,367 due to the release of the valuation allowance.

(3)
During the fourth quarter of 2010, the Company received $1,340 for the recovery of a previously impaired investment. The Company also recorded a tax benefit of $4,436 primarily due to the recognition of a deferred tax asset related to R&E credits resulting from a change in the tax legislation that was passed at the end of 2010.

(4)	During the second quarter of 2011, the Company recorded a tax benefit of $2,183 resulting from the release of certain liabilities due to the expiration of statute of limitations.

(5)
During the third quarter of 2011, the Company recorded a tax benefit of $5,811 resulting from the release of certain liabilities due to the expiration of statute of limitations and the recognition of additional tax credits for 2010 related to R&E spending.

Schedule II
TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
For the Years ended December 31, 2011, 2010 and 2009
(in thousands)

Date	Allowance for Doubtful Accounts
Balance at December 31, 2009	$20
Additional charged to costs and expenses	77
Write-offs	(13)
Balance at December 31, 2009	$84
Additional charged to costs and expenses	54
Write-offs	(62)
Balance at December 31, 2010	$76
Additional charged to costs and expenses	20
Write-offs	(50)
Balance at December 31, 2011	$46