Form 10-Q
period 2012-03-31
TRIQUINT SEMICONDUCTOR INC
filed 2012-05-03
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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
As of May 1, 2012, there were 168,527,969 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31, 2012	April 2, 2011
Revenue	$216,730	$224,323
Cost of goods sold	154,141	136,929
Gross profit	62,589	87,394
Operating expenses:
Research, development and engineering	37,074	36,476
Selling, general and administrative	25,222	25,229
Litigation expense	3,864	5,399
Total operating expenses	66,160	67,104
(Loss) income from operations	(3,571)	20,290
Other income (expense):
Interest income	49	104
Interest expense	(350)	(387)
Foreign currency gain (loss)	36	(56)
Gain/recovery of investment	6,953	151
Other, net	74	23
Total other income (expense), net	6,762	(165)
Income before income tax	3,191	20,125
Income tax expense	1,308	7,686
Net income	$1,883	$12,439
Net income per common share:
Basic	$0.01	$0.08
Diluted	$0.01	$0.07
Common equivalent shares:
Basic	166,237	162,413
Diluted	170,566	172,822
Other comprehensive income:
Net unrealized gain on available for sale investments	—	3
Comprehensive income	$1,883	$12,442

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$146,085	$116,305
Investments in marketable securities	48,822	46,006
Accounts receivable, net	104,837	129,103
Inventories	145,507	151,577
Prepaid expenses	8,760	7,051
Deferred tax assets, net	11,857	11,857
Other current assets	45,675	35,756
Total current assets	511,543	497,655
Property, plant and equipment, net	461,843	469,943
Goodwill	3,376	3,376
Intangible assets, net	21,169	22,732
Deferred tax assets – noncurrent, net	48,957	48,957
Other noncurrent assets, net	13,472	12,605
Total assets	$1,060,360	$1,055,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,933	$67,812
Accrued payroll	29,697	28,519
Other accrued liabilities	13,247	9,901
Total current liabilities	100,877	106,232
Long-term liabilities:
Long-term income tax liability	1,736	735
Other long-term liabilities	10,837	11,013
Total liabilities	113,450	117,980
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 600,000,000 shares authorized, 166,390,256 and 166,125,215 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	166	166
Additional paid-in capital	686,151	678,412
Accumulated other comprehensive income	140	140
Retained earnings	260,453	258,570
Total stockholders’ equity	946,910	937,288
Total liabilities and stockholders’ equity	$1,060,360	$1,055,268
The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net income	$1,883	$12,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,977	15,241
Stock-based compensation charges	6,697	4,905
Change in deferred income taxes	—	4,215
Gain/recovery of investment	(6,953)	(151)
Other	26	538
Changes in assets and liabilities:
Accounts receivable, net	24,266	6,457
Inventories	6,121	(22,760)
Other assets	(12,115)	(8,750)
Accounts payable and accrued expenses	(7,204)	(1,326)
Net cash provided by operating activities	34,698	10,808
Cash flows from investing activities:
Purchase of available-for-sale investments	(20,769)	(10,902)
Maturity/sale of available-for-sale investments	17,953	3,354
Proceeds from gain/recovery of investment in other companies	6,953	151
Other	—	(74)
Capital expenditures	(14,007)	(51,843)
Net cash used in investing activities	(9,870)	(59,314)
Cash flows from financing activities:
Subscription/issuance of common stock, net	4,952	15,334
Excess tax benefit from stock-based compensation arrangements	—	788
Net cash provided by financing activities	4,952	16,122
Net increase (decrease) in cash and cash equivalents	29,780	(32,384)
Cash and cash equivalents at beginning of period	116,305	192,464
Cash and cash equivalents at end of period	$146,085	$160,080
Supplemental disclosures:
Change in timing of payments related to capital expenditures	$(1,693)	$(11,684)
Net cash (refund from) paid for income taxes	$(42)	$2,941
The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1.	Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to prior period balances in order to conform to the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the accounting for income taxes and the accounting for stock-based compensation. In the opinion of management, the condensed consolidated financial statements include all material adjustments, consisting only of normal, recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of and for the fiscal year ended December 31, 2011, included in the Company’s 2011 Annual Report on Form 10-K filed with the SEC on February 27, 2012.

2.	Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") with regard to the "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements." The update is intended to result in common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards ("IFRS"). The amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The only change resulting from this ASU relevant to the Company, is the disclosure requirements associated with Level 3 investments. The ASU now requires additional disclosures: 1) Quantitative information about significant unobservable inputs used for all Level 3 measurements, 2) a qualitative discussion about the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs, and 3) a description of the entity's valuation process. The Company has adopted this guidance and has included these additional disclosures in the notes to the condensed consolidated financial statements as of and for the three months ended March 31, 2012 and April 2, 2011.
In June 2011, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") with regard to the "Presentation of Comprehensive Income." The update is intended to increase the prominence of other comprehensive income in financial statements. The main provisions of the update provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. The Company has adopted the single continuous statement option as described above in the presentation of the statement of income and comprehensive income for the three months ended March 31, 2012 and April 2, 2011.
In September 2011, the FASB issued an ASU with regard to "Testing for Goodwill Impairment." The update is intended to simplify how entities test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described under current guidance. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The Company has not performed an annual or interim goodwill impairment test during 2012 as of March 31, 2012. When the annual or interim goodwill impairment test is performed, the Company will apply this guidance. The Company does not expect the adoption of this guidance to have a material impact on the condensed consolidated financial statements or the notes thereto.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

				Fair Value Measurements as of
	Carrying Amount	Total Fair Value		March 31, 2012
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$57,081	$57,081	$57,081	$—	$—	$—
Cash equivalents	89,004	89,004	—	53,245	35,759	—
Short-term—marketable securities	48,822	48,822	—	11,421	37,401	—
Non-qualified deferred compensation plan	4,148	4,148	—	4,148	—	—
Total	$199,055	$199,055	$57,081	$68,814	$73,160	$—
Liabilities:
Earnout payment liability	$916	$916	$—	$—	$—	$916
Non-qualified deferred compensation plan	4,148	4,148	—	4,148	—	—
Total	$5,064	$5,064	$—	$4,148	$—	$916
				Fair Value Measurements as of
	Carrying Amount	Total Fair Value		December 31, 2011
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$47,502	$47,502	$47,502	$—	$—	$—
Cash equivalents	68,803	68,803	—	40,793	28,010	—
Short-term—marketable securities	46,006	46,006	—	7,501	38,505	—
Non-qualified deferred compensation plan	3,635	3,635	—	3,635	—	—
Total	$165,946	$165,946	$47,502	$51,929	$66,515	$—
Liabilities:
Earnout payment liability	$890	$890	$—	$—	$—	$890
Non-qualified deferred compensation plan	3,635	3,635	—	3,635	—	—
Total	$4,525	$4,525	$—	$3,635	$—	$890
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
The earnout payment liability resulted from the acquisition of TriAccess Technologies, Inc. ("TA") on September 3, 2009

and represents an initial obligation to pay up to $5,000 to the former TA shareholders over three years upon TA product sales meeting certain revenue thresholds. Since acquisition, no earnout payments have been made and the initial obligation has been reduced to a remaining amount of up to $1,000. The Company has estimated the fair value of the obligation using a cash flow based approach discounted with a market discount rate. If the revenue thresholds are not met in 2012, the Company will have no obligation to the former TA shareholders.

Ending earnout payment liability at December 31, 2011	$890
Accretion	26
Ending earnout payment liability at March 31, 2012	$916

4.	Investments in Cash Equivalents and Marketable Securities
As of March 31, 2012 all short-term investments are classified as available-for-sale and have maturity dates of less than one year. All unrealized gains and losses on available-for-sale investments are included in other comprehensive income. The cost, net unrealized holding gains, net unrealized holding losses and fair value of available-for-sale investments by types and classes of security at March 31, 2012 consisted of the following:

At March 31, 2012	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale-included in cash equivalents:
U.S. treasury securities	$8,836	$—	$—	$8,836
Corporate debt securities	30,560	—	—	30,560
Money market funds and other	44,409	—	—	44,409
U.S. government-sponsored enterprise securities	5,199	—	—	5,199
Available-for-sale-included in short-term marketable securities:
Municipal notes	9,295	—	—	9,295
U.S. government-sponsored enterprise securities	16,750	—	(1)	16,749
U.S. treasury securities	7,834	—	(1)	7,833
Corporate debt securities	11,355	2	—	11,357
Certificates of deposit	3,588	—	—	3,588
	$137,826	$2	$(2)	$137,826
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
The contractual maturities of investments as of March 31, 2012 and December 31, 2011 were all due or callable in one year or less.
Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The

Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operational and financing cash flow factors. At March 31, 2012, all unrealized holding losses were considered to be temporary as the Company has the ability and intent to hold the investments until a recovery of fair value. During the three months ended March 31, 2012 the Company did not record any other-than-temporary impairments on its marketable securities.

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
The following is a reconciliation of the basic and diluted shares:

	Three Months Ended
	March 31, 2012	April 2, 2011
Net income:	$1,883	$12,439
Shares for net income per share:
Weighted-average shares outstanding—Basic	166,237	162,413
Dilutive securities	4,329	10,409
Weighted-average shares outstanding—Diluted	170,566	172,822
The following options were excluded from the calculation as their effect would have been antidilutive:

	Three Months Ended
	March 31, 2012	April 2, 2011
Antidilutive securities	17,801	1,330

6.	Inventories
Inventories, stated at the lower of cost or market, consisted of the following:

	March 31, 2012	December 31, 2011
Inventories:
Raw materials	$30,709	$39,821
Work-in-process	72,844	67,258
Finished goods	41,954	44,498
Total inventories	$145,507	$151,577

7.	Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 31, 2012	December 31, 2011
Land	$19,691	$19,691
Buildings	93,842	93,184
Building and leasehold improvements	29,958	28,619
Machinery and equipment	609,466	577,262
Furniture and fixtures	7,020	6,535
Computer equipment and software	45,002	44,361
Assets in process	82,620	107,464
Total property, plant and equipment, gross	887,599	877,116
Accumulated depreciation	(425,756)	(407,173)
Total property, plant and equipment, net	$461,843	$469,943
The Company reported depreciation expense as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Depreciation expense	$20,414	$13,744

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
Unless indicators warrant testing at an earlier date, the Company performs its annual goodwill impairment test in the fourth quarter of each year. During the three months ended March 31, 2012, there were no impairments recorded or impairment indicators present.

Information regarding the Company’s acquisition-related intangible assets is as follows:

		March 31, 2012			December 31, 2011
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$3,376	$—	$3,376	$3,376	$—	$3,376
Amortizing intangible assets
In process research and development	3 - 5	1,779	(328)	1,451	850	(270)	580
Patents, trademarks and other	4 - 15	49,653	(29,935)	19,718	49,653	(28,430)	21,223
		51,432	(30,263)	21,169	50,503	(28,700)	21,803
Non-amortizing intangible assets
In process research and development		—	—	—	929	—	929
Total intangible assets		51,432	(30,263)	21,169	51,432	(28,700)	22,732
Total goodwill and intangible assets		$54,808	$(30,263)	$24,545	$54,808	$(28,700)	$26,108
Amortization expense related to intangible assets is as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Amortization expense	$1,563	$1,497

The changes in the gross carrying amount of goodwill and intangible assets are as follows:

	Goodwill and Intangible Assets
	Goodwill	In process research and development- non-amortizing	In process research and development- amortizing	Patents, trademarks and other	Total
Balance as of December 31, 2011	$3,376	$929	$850	$49,653	$54,808
Additions (deductions) during the period	—	(929)	929	—	—
Balance as of March 31, 2012	$3,376	$—	$1,779	$49,653	$54,808

During the three months ended March 31, 2012 and April 2, 2011 product lines that were included in non-amortizing in process research and development ("IPR&D") reached technological feasibility. As a result, the Company transferred $929 and $250, respectively, to amortizing IPR&D and began amortizing these amounts over periods of 5 and 3 years, respectively.

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
The Company may elect to borrow at either a Eurodollar Rate or a Base Rate (each as defined in the Agreement). Eurodollar Rate loans bear interest at an amount equal to the sum of a rate per annum calculated from the British Bankers Association London Interbank Offered Rate ("LIBOR") plus a designated percentage per annum (the “Applicable Rate”). The

Applicable Rate for Eurodollar Rate loans is based on the Company’s consolidated total leverage ratio (as defined in the Agreement) and is subject to a floor of 2.50% per annum and a cap of 3.00% per annum. Base Rate loans bear interest at a rate equal to the higher of the federal funds rate plus 0.50%, the prime rate of Bank of America, N.A. plus the Applicable Rate or the Eurodollar Base Rate plus 1.0%. The Applicable Rate for Base Rate loans is subject to a floor of 1.50% per annum and a cap of 2.00% per annum. The interest payment date (as defined in the Agreement) will vary based on the type of loan but generally will be quarterly. The Company paid commitment fees, an arrangement fee, upfront fees and a renewal fee pursuant to the terms of the Agreement. The Company will also pay a quarterly fee for any letters of credit issued under the Agreement. The initial fees associated with the Agreement were capitalized and are being amortized to interest expense using the straight-line method over the remaining term to maturity.
The Agreement contains non-financial covenants of the Company and the Guarantors, including restrictions on the ability to create, incur or assume liens and other debt, make certain investments, dispositions and restricted payments, change the nature of the business, and merge with other entities subject to certain caps as defined in the agreement. The Agreement requires the Company to maintain ratios defined in the Agreement, which include a consolidated total leverage ratio as of the end of any fiscal quarter not in excess of 2.50 to 1.00, a consolidated liquidity ratio of at least 1.25 to 1.00 and a consolidated interest coverage ratio at a minimum of 3.00 to 1.00. The Company is in compliance with these covenants as of March 31, 2012.
At March 31, 2012 and December 31, 2011, there were no amounts outstanding under the Agreement. As there were no borrowings during the period, no interest cost was incurred during the three months ended March 31, 2012.

10.	Stock-Based Compensation
Stock-based compensation expense consists of vesting grants of employee and director stock options and the employee stock purchase program ("ESPP"). The table below summarizes the stock-based compensation expense for the three months ended March 31, 2012 and April 2, 2011:

	Three Months Ended
	March 31, 2012	April 2, 2011
Stock-based compensation expense:
Cost of goods sold	$2,106	$1,219
Research, development and engineering	2,258	1,787
Selling, general and administrative	2,333	1,899
Total stock-based compensation expense included in income from operations	$6,697	$4,905
Stock Option Plans
The following table summarizes the Company’s stock option transactions for the three months ended March 31, 2012:

	Three Months Ended
	March 31, 2012
	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2011	29,547	$6.73
Granted	361	6.11
Exercised	(265)	3.74
Forfeited	(196)	8.11
Outstanding at March 31, 2012	29,447	$6.74
ESPP
Employees participating in the ESPP authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company's common stock at a discount. There were no ESPP common stock purchases during the three months ended March 31, 2012 or April 2, 2011.

11.	Income Taxes
The Company recorded tax expense of $1,308 and $7,686 for the three months ended March 31, 2012 and April 2, 2011, respectively. The tax expense for the three months ended March 31, 2012 was primarily associated with United States ("U.S.") federal, state and foreign income taxes and an accrual recorded to unrecorded tax benefits. The tax expense for the three months ended April 2, 2011 was primarily associated with U.S. federal and state income taxes.
As of March 31, 2012, the U.S. Congress has not extended the general business credit for research and experimentation ("R&E"). The Company has not estimated the effect of the expiration of this credit, nor does the income tax expense for the three months ended March 31, 2012 reflect a benefit for the credit.
No provision has been made for U.S., state or additional foreign income taxes related to approximately $114,396 of undistributed earnings of foreign subsidiaries which have been, or are intended to be permanently reinvested outside of the U.S., except for liquidated foreign entities and existing earnings that have been previously taxed. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested outside of the U.S. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to U.S. federal and state income taxes and foreign withholding taxes.
Due to agreements with the Costa Rican and Singaporean governments, the Company was granted income tax holidays of varying rates through March 2017 and December 2019, respectively. Incentives from these countries are subject to the Company meeting certain employment and investment requirements.
Deferred Income Taxes
As of March 31, 2012 and December 31, 2011, deferred tax assets of $60,814, net of a $11,522 valuation allowance, were recorded on the balance sheet. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized. The Company maintains a valuation allowance against the tax effect of all capital loss carryforwards and certain state net operating loss carryforwards, as management does not believe it is more likely than not that these benefits will be realized in future periods.
Unrecognized Tax Benefits
In the three months ended March 31, 2012, net unrecognized tax benefits increased $1,001 primarily as a result of an additional reserve recorded to address potential exposures involving positions that could be challenged by taxing authorities. The Company does not anticipate any additional unrecognized tax benefits to be released due to the expiration of statutes of limitations on or before December 31, 2012. Interest and penalties associated with unrecognized tax benefits are accrued and classified as a component of tax expense in the statement of income. No other changes to the unrecognized tax benefits are anticipated within the next twelve months.
Net unrecognized tax benefits at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Net unrecognized tax benefits	$1,736	$735

12.	Commitments and Contingencies
Legal Matters
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
Avago filed an answer and counterclaims on September 17, 2009 denying the patent infringement allegations made by the Company in its complaint, and asserting that the Company's products infringed upon ten of Avago's U.S. patents. Avago's counterclaim asserts that the Company's alleged infringement is willful and seeks unspecified compensatory and enhanced damages and injunctive relief. On October 16, 2009, the Company filed an answer and counterclaims denying Avago's patent infringement allegations and alleges that Avago engaged in anti competitive conduct in violation of U.S. antitrust laws through its acquisition of the bulk acoustic wave BAW business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On March 5, 2010, Avago filed an amended answer and counterclaims asserting violation of the California Uniform Trade Secret Act and, per the court's order, the Company simultaneously filed an amended complaint, answer and counter-claim. Avago's trade secret allegations relate to Infineon information included in Avago's acquisition of Infineon's BAW division and TriQuint's employment of two former Infineon employees. On April 5, 2010, the Company filed an answer to Avago's amended answer and counterclaims, in which the Company denied Avago's allegations regarding violation of the California Uniform Trade Secret Act. Following further motion practice, on August 4, 2010 the Company filed its First Amended complaint and on August 26, 2010, Avago filed its answer and counterclaims expanding its patent and trade secret claims to include copyright infringement. On September 16, 2010, TriQuint submitted its answer, in which the Company denied Avago's allegations. On December 14, 2010, the Court held a claim construction hearing and on January 12, 2011, the Court issued its claim construction ruling.  Fact and expert discovery have closed and summary judgment and several ancillary motions were decided by order dated February 24, 2012 (the "Summary Judgment Order"). The Summary Judgment Order denied Avago's Motion for Summary Judgment in its entirety and granted TriQuint's motion in part by dismissing four of Avago's patent claims, the copyright, tort and unfair competition claims and certain of Avago's trade secret claims. The Court denied Avago's motion for spoliation sanctions without prejudice. The remaining case, including TriQuint's patent and antitrust claims against Avago and Avago's remaining patent and trade secret claims against TriQuint is scheduled to proceed to trial on July 10, 2012. At this time, the Company does not believe it is possible to estimate the outcome of the litigation or reasonably estimate a possible range of outcomes given the status of the proceeding, the complexities of the facts in dispute and the multiple claims involved. Accordingly, no accrual has been made and in addition, the Company is unable to reasonably estimate any potential loss or range of loss.

13.	Investment in CyOptics, Inc.
In previous years, the Company made a number of investments in small, privately held technology companies in which the Company has held less than 20% of the capital stock or held notes receivable. As a result of the sale of the Company's former optoelectronics operations, the Company received as partial consideration $4,500 of preferred stock and an unsecured promissory note from CyOptics Inc. ("CyOptics") for $5,633. In years prior to 2011, the carrying amount of the CyOptics investment was fully impaired and written down to $0. During the three months ended March 31, 2012, the remaining amount due on the promissory note was settled in full and the preferred stock was sold with a total liquidation payment of $6,953. The transaction was recorded as a gain/recovery of investment in the statement of income and in the operating activities section of the statement of cash flows. The entire proceeds from the liquidation were received in cash during the three months ended March 31, 2012 and are included in the investing activities section of the statement of cash flows.

14.	Subsequent Events
Planned Restructuring
As part of a transition in filter packaging technology and due to a change in product mix, the Company plans to restructure its filter related operations during the second quarter of 2012. The Company expects to record a restructuring charge of approximately $12,000 to $14,000, consisting of a charge for excess equipment of approximately $10,000 to $12,000 and a cash charge for the remainder primarily related to severance costs.

Stock Repurchase Program
On May 2, 2012, the Company's Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $50 million of the Company's outstanding common stock. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The timing of open market and privately negotiated purchases will be dependent upon market conditions and other corporate considerations, including price, corporate and regulatory requirements and alternative investment opportunities.  The Company expects to use cash from operations to fund the repurchase program, which is authorized through May 2, 2013.  Shares of common stock repurchased by the Company through the repurchase program will become authorized but unissued shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The discussion in this Report contains forward-looking statements, including statements regarding key advantages of our products and the benefits to our customers, participation in government programs and expansion of programs in the future, projected working capital and capital expenditures, potential investment needs, ongoing litigation, and other statements preceded by terminology such as “believes,” “continue,” “could,” “estimates,” “expects,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking statements made below, including, those related to expected demand and growth in the wireless mobile devices, networks and defense & aerospace markets; our longer term strategies, including transitioning from a technology provider to a solutions supplier; changes in our critical accounting estimates; the reasonableness of our estimates; the ability to enter into defense & aerospace contracts; department of defense spending levels; base station infrastructure expansion; reinvestment of all our foreign earnings except existing earnings that have previously been taxed; the ability to diversify our customer base; transitions in the mobile devices market; our ability to meet our revenue guidance and penetrate our market; our ability to achieve positive operating results; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity and our ability to satisfy our projected expenditures through the next twelve months; the outcome of ongoing litigation; and other factors and risks referenced in this Report on Form 10-Q and in Item 1A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 entitled “Risk Factors.” In addition, historical information should not be considered an indicator of future performance.
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
Overview
We are a supplier of high performance modules and components for communications applications. We design, develop and manufacture advanced high-performance radio frequency ("RF") solutions with gallium arsenide ("GaAs"), gallium nitride ("GaN"), surface acoustic wave ("SAW") and bulk acoustic wave ("BAW") technologies for customers worldwide. We serve growing markets and a diverse customer base of manufacturers building connected mobile devices, second, third and fourth generation cellular wireless standards ("2G/3G/4G") cellular base stations, triple-play cable solutions, fiber optic networks, wireless local area networks, worldwide interoperability for microwave access/long-term evolution and defense & aerospace applications.
We provide our customers with high-performance, low-cost RF solutions in the mobile devices, networks, and defense & aerospace end markets. Our mission is to deliver RF solutions that improve performance and lower the overall cost of our customer's applications and we accomplish this through a diversified product portfolio within these markets. In the mobile devices end market, we provide high performance devices such as integrated modules, duplexers, small signal components, power amplifiers, switches and RF filters. In the networks end market, we are a supplier of an extensive portfolio of GaAs microwave monolithic integrated circuits and transistors and SAW and BAW filter components. We provide the defense & aerospace end market with phased-array radar and communications components. We have been a leader in GaN development since 1999.
Wafer and semiconductor manufacturing facilities require a significant level of fixed cost due to investments in plant and equipment, labor costs and repair and maintenance costs. During periods of high demand, factories run at higher utilization rates, generally resulting in improved financial performance. As the overall RF market has grown in recent years, with continuing desire for content expansion in smartphones, there was increased demand for our products. In response, we increased capital expenditures in order to add capacity to our factories. Now with the increased capacity installed and demand for our products lower than originally anticipated, higher fixed manufacturing costs may adversely impact operating results as factories are not fully utilized.

Highlights for the Three Months Ended March 31, 2012
Revenue decreased 3% for the three months ended March 31, 2012 compared to the three months ended April 2, 2011.
Mobile devices represents the largest of our three major end markets. Revenue from the sales of our products in the mobile devices end market for the three months ended March 31, 2012 decreased 8% compared to the three months ended April 2, 2011. The mobile devices market overall is going through transitions. The industry is seeing significant market share shifts amongst handset suppliers, our customers, due to the rapid adoption of smartphones. The handset market is consolidating; creating higher concentration of revenue for handset parts suppliers like TriQuint Semiconductor. Smartphone growth is expected to continue and widespread adoption of 4G in handsets remains in the early stages. These industry level transitions create challenges for companies like TriQuint serving these markets as quarter to quarter results can be severely impacted both positively and negatively depending on exposure and concentration to any one transitional issue.
Revenue from sales of our products in the networks end market increased 4% for the three months ended March 31, 2012 compared to the three months ended April 2, 2011. This early sign of recovery from the challenging 2011 was primarily driven by sales of long term evolution ("LTE") applications, increasing wireless traffic and investment by carriers in base station solutions.
Revenue from sales of our products n the defense & aerospace end market increased 18% for the three months ended March 31, 2012 compared to the three months ended April 2, 2011 due growth in contract-based revenue. Ramps of new radar programs like the F-35 Joint Strike Fighter and TQP-53 (formerly known as EQ-36) ground based radar program are progressing as planned. We continue to believe that if we experience lower Department of Defense spending on these new programs, we will see increases in spending for retrofit radar systems for older platforms. To advance our efforts in the ramping of our GaN capabilities, we are actively engaged in multiple government funded research programs sponsored by the Defense Advanced Research Project Agency ("DARPA"), the Air Force Research Lab and the Office of Naval Research.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. Although we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates we use are reasonably likely to occur from time to time, which may have a material effect on the presentation of our financial condition and results of operations.
Our most critical accounting estimates include revenue recognition; valuation of inventory, which affects gross margin; accounting for income taxes, which affects our tax provision; precious metals reclaim, which affects cost of goods sold; and stock-based compensation, which affects cost of goods sold and operating expenses. We also have other policies that we consider to be key accounting policies, such as the valuation of accounts receivable, reserves for sales returns and allowances and our reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.
There were no significant changes to our critical accounting policies in the three months ended March 31, 2012. Refer to our most recent Annual Report on Form 10-K for a complete description of these policies.

Results of Operations
The following table sets forth the results of our operations expressed as a percentage of revenue for the three months ended March 31, 2012 and April 2, 2011:

	Three Months Ended
	March 31, 2012	April 2, 2011
Revenue	100.0%	100.0%
Cost of goods sold	71.1	61.0
Gross profit	28.9	39.0
Operating expenses:
Research, development and engineering	17.1	16.3
Selling, general and administrative	11.6	11.3
Litigation expense	1.8	2.4
Total operating expenses	30.5	30.0
(Loss) income from operations	(1.6)	9.0
Other income (expense):
Interest income	0.0	0.1
Interest expense	(0.2)	(0.2)
Foreign currency gain (loss)	0.0	(0.0)
Recovery of investment	3.2	0.1
Other, net	0.1	0.0
Total other income (expense), net	3.1	(0.0)
Income before income tax	1.5	9.0
Income tax expense	0.6	3.5
Net income	0.9%	5.5%
Three Months Ended March 31, 2012 and April 2, 2011
Revenue from Operations
Revenue decreased $7.6 million, or 3%, for the three months ended March 31, 2012 compared to the three months ended April 2, 2011.
Revenue by end market for the three months ended March 31, 2012 and April 2, 2011, were as follows:

(as a % of total revenue)	Three Months Ended
	March 31, 2012	April 2, 2011
Mobile Devices	68%	72%
Networks	22	20
Defense & Aerospace	10	8
Total	100%	100%

Mobile Devices
Revenue from the sales of our products in the mobile devices market decreased approximately 8% for the three months ended March 31, 2012 compared to the three months ended April 2, 2011. The revenue decrease resulted primarily from declines in our 2G and connectivity products which experienced revenue decreases of approximately 46% and 42%, respectively. Connectivity products primarily declined due to the end of a foundry relationship with Texas Instruments. 2G revenue declined as we de-emphasized this product area. Revenue from sales of our 3G/4G products increased approximately 9% for the three months ended March 31, 2012 compared to the three months ended April 2, 2011. Sales of these products collectively accounted for the following percentages of total mobile devices revenue:

(as a % of total mobile devices revenue)	Three Months Ended
	March 31, 2012	April 2, 2011
3G/4G	81%	68%
2G	6	11
Connectivity	13	21
Total	100%	100%
Networks
Revenue from sales of our products in the networks market increased approximately 4% for the three months ended March 31, 2012 compared to the three months ended April 2, 2011. The increase primarily resulted from a significant last-time buy placed by a customer for our products in the radio access submarket. The 38% increase in revenue from sales of our products in the radio access submarket was offset by a decline product sales in the transport submarket of 15% which was primarily due to less demand in the point-to-point radio and cable product lines offset by an increase in demand for optical products. Sales of our products in the multi-market category were flat when comparing the three months ended March 31, 2012 and April 2, 2011. Sales of these products collectively accounted for the following percentages of total networks revenues:

(as a % of total networks revenue)	Three Months Ended
	March 31, 2012	April 2, 2011
Radio Access	40%	30%
Transport	44	54
Multi-market	16	16
Total	100%	100%
Defense & Aerospace
Revenue from the sales of our products in the defense & aerospace market increased approximately 18% for the three months ended March 31, 2012 compared to the three months ended April 2, 2011, due primarily to the timing of programs and an increase in contract-based revenue.
Significant Customers
For the three months ended March 31, 2012 and April 2, 2011, Foxconn Technology Group accounted for 37% and 32% of our revenue, respectively. In 2011, as a result of allocating sales of available products to certain customers, including Foxconn Technology Group, and the customers' success, revenue resulting from sales to Foxconn Technology Group constituted a larger portion of our total revenue. While we strive to maintain a strong relationship with our customers, our customers' product life cycles are short and they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by Foxconn Technology Group or our other customers. Any significant loss of, or a significant reduction in purchases by this, or other significant customers could have an adverse affect on our financial condition and results of operations.
Gross Profit
Our gross profit as a percentage of revenue decreased to 28.9% for the three months ended March 31, 2012, from 39.0% for the three months ended April 2, 2011. The decrease in gross profit was primarily the result of increased capacity placed into service during the year coupled with lower demand driving a lower factory utilization rate in the quarter.
Operating expenses
Research, development and engineering
Our research, development and engineering expenses for the three months ended March 31, 2012 compared to the three months ended April 2, 2011 increased $0.6 million, or less than 2%. As a percentage of revenue, research development and engineering expenses grew less than 1 percentage point for the three months ended March 31, 2012 compared to the three months ended April 2, 2011.
Selling, general and administrative
Selling, general and administrative expenses for the three months ended March 31, 2012 were flat compared to the three months ended April 2, 2011. Selling, general and administrative expenses also remained flat as a percentage of revenue increasing less than 1 percentage point for the three months ended March 31, 2012 compared to the three months ended April 2, 2011.
Litigation expense
Litigation expense was $3.9 million for the three months ended March 31, 2012, a decrease of $1.5 million, or 28% compared to the three months ended April 2, 2011. The decrease was primarily the result of reduced expenses related to the Avago litigation. Details regarding this matter are more fully described in Part II, Item 1 - Legal Proceedings.
Other income (expense), net
Net other income for the three months ended March 31, 2012 was $6.8 million, compared to net other expense of $0.2 million for the three months ended April 2, 2011. The increase in net other income was primarily due to a gain/recovery related to the sale of a previously impaired investment.
Income tax expense
We recorded income tax expense of $1.3 million and $7.7 million for the three months ended March 31, 2012 and April 2, 2011, respectively. The income tax expense for the three months ended March 31, 2012 primarily resulted from United States ("U.S.") federal, state and foreign income taxes and an accrual recorded to unrecognized tax benefits. The income tax expense for the three months ended April 2, 2011 primarily resulted from U.S. federal and state income taxes.

Liquidity and Capital Resources
Liquidity
As of March 31, 2012, our cash, cash equivalents and short-term marketable securities increased $32.6 million, or 20%, from December 31, 2011 as a result of $24.3 million, or 19% decrease in net accounts receivable due to favorable shipment linearity, strong collections performance and the receipt of $7.0 million associated with the sale of an equity investment. Other related changes at March 31, 2012 compared to December 31, 2011 were:

•
Our inventory balance decreased $6.1 million, or 4%. The decrease was primarily due to seasonally lower production in the three months ended March 31, 2012 compared to the three months ended December 31, 2011.

•
Our net property, plant and equipment decreased $8.1 million, or 2%. The decrease was the result of depreciation expense recognized on existing assets of $20.4 million out pacing capital additions during the quarter. Capital expenditures during the period amounted to $14.0 million, which excludes the timing effects of payments of capital expenditures in prepaid expenses and accounts payable of $1.7 million.

•	Our current liabilities decreased $5.4 million, or 5%. The decrease was a result of a reduction in variable compensation and the timing effect of capital expenditure payments.
Sources of Liquidity
Our current cash, cash equivalents and short-term investments balances, ($106.5 million domestic and $88.4 million foreign) together with cash anticipated to be generated from operations and the balance available on our $200 million syndicated credit facility, constitute our principal sources of liquidity. We believe these sources will satisfy our projected expenditures through the next twelve months. We intend to permanently reinvest all foreign earnings except for liquidated foreign entities and existing earnings that have been previously taxed. We are not presently aware of any restrictions on the repatriation of these funds. If these funds were needed to fund our operations in the U.S., they could be repatriated. Repatriation of our foreign funds would require board approval and could result in additional U.S. income taxes and foreign withholding taxes which could be partially offset by net operating losses and/or foreign tax credits. Determining the amount of possible future taxes is not practicable. At this time, we believe our domestic funds, along with the syndicated credit facility, are sufficient to meet our net domestic cash requirements for the next twelve months. The principal risks to these sources of liquidity are lower than expected earnings or capital expenditures in excess of our expectations, in which case we may be required to finance any shortfall through additional equity offerings, debt financing or credit facilities. We may not be able to obtain additional financing or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

On May 2, 2012, our Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $50 million of the Company's outstanding common stock. We expect to use cash from operations to fund the repurchase program, which is authorized through May 2, 2013.
There have been no material changes in the disclosure related to our contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.
Recent Accounting Pronouncements
See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Off Balance Sheet Arrangements
As of March 31, 2012, we did not have any off balance sheet arrangements, as defined in Regulation S-K Item 303(a)(4). We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our investments in cash equivalents are classified as available-for-sale securities and consist of highly-rated, short-term investments, such as money market funds, in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. The following table shows the fair value of our investments as of March 31, 2012 (in millions):

	Cost	Fair Value
Cash and cash equivalents (including unrealized gain of less than $0.1)	$146.1	$146.1
Short-term available-for-sale investments (including net unrealized gains of less than $0.1)	$48.8	$48.8
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
We are from time to time involved in litigation, certain other claims and arbitration matters arising in the ordinary course of our business. We accrue for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether a loss is reasonably estimable. These accruals are reviewed at least quarterly and adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and technical experts and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility (within the meaning of Accounting Standards Codification ("ASC") 450) that losses could exceed amounts already accrued, if any, and the additional loss or range of loss is able to be estimated, we disclose the additional loss or range of loss.
In some instances, we are unable to reasonably estimate any potential loss or range of loss. The nature and progression of litigation can make it difficult to predict the impact a particular lawsuit will have on our business. There are many reasons that we cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding; damages sought that are unspecified, unsupportable, unexplained or uncertain; discovery not having been started or incomplete; the complexity of the facts that are in dispute; the difficulty of assessing novel claims; the parties not having engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and/or the often slow pace of litigation.
On July 23, 2009, we filed a complaint in the United States District Court for the District of Arizona ("the Court") against Avago Technologies Limited, Avago Technologies U.S., and Avago Technologies Wireless IP (collectively, “Avago”) seeking a declaratory judgment that four U.S. patents owned by Avago, which Avago had asserted in letters to our customers were infringed by our products, are not infringed upon by any of our products and are invalid. Our complaint further alleged that certain Avago products infringe upon our U.S. Patent Nos. 6,114,635, 5,231,327 and 5,894,647.
Avago filed an answer and counterclaims on September 17, 2009 denying the patent infringement allegations made by us in our complaint, and asserting that our products infringed upon ten of Avago's U.S. patents. The patents asserted by Avago are: 6,262,637, 6,377,137, 6,841,922, 6,864,619, 6,909,340, 6,933,807, 7,268,436, 7,365,619, 6,051,907 and 6,812,619. Avago's counterclaim asserts that our alleged infringement is willful and seeks unspecified compensatory and enhanced damages and injunctive relief. On October 16, 2009, we filed an answer and counterclaims denying Avago's patent infringement allegations, and asserting antitrust claims under Section 7 of the Clayton Act and Section 2 of the Sherman Act. As stated in the counterclaim, the antitrust claims relate to Avago's anticompetitive conduct through its acquisition of the BAW business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On March 5, 2010, Avago filed an amended answer and counterclaims asserting violation of the California Uniform Trade Secret Act and, per the court's order, we simultaneously filed an amended complaint, answer and counter-claim. Avago's trade secret allegations relate to Infineon information included in Avago's acquisition of Infineon's BAW division and our employment of two former Infineon employees. On April 5, 2010, we filed an answer to Avago's amended answer and counterclaims, in which we denied Avago's allegations regarding violation of the California Uniform Trade Secret Act. Following further motion practice, on August 4, 2010, we filed our First Amended Complaint and on August 26, 2010, Avago filed its answer and counterclaims expanding its patent and trade secret claims to include copyright infringement. On September 16, 2010, we submitted our answer, in which we denied Avago's allegations. On December 14, 2010, the Court held a claim construction hearing and on January 12, 2011, the Court issued its claim construction ruling. Fact and expert discovery have closed and summary judgment and several ancillary motions were decided by order dated February 24, 2012 (the "Summary Judgment Order"). The Summary Judgment Order denied Avago's Motion for Summary Judgment in its entirety and granted TriQuint's motion in part by dismissing four of Avago's patent claims, the copyright, tort and unfair competition claims and certain of Avago's trade secret claims. The Court denied Avago's motion for spoliation sanctions without prejudice. The remaining case, including TriQuint's patent and antitrust claims against Avago and Avago's remaining patent and trade secret claims against TriQuint is scheduled to proceed to trial on July 10, 2012. At this time, the Company does not believe it is possible to estimate the outcome of the litigation or reasonably estimate a possible range of outcomes given the status of the proceeding, the complexities of the facts in dispute and the multiple claims involved. Accordingly, no accrual has been made and in addition, the Company is unable to reasonably estimate any potential loss or range of loss.

Item 1A.	Risk Factors
There have been no material changes to our market risk exposures from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011. For a discussion on our exposure to market risk, refer to Item 1A, Risk Factors, contained in our 2011 Annual Report on Form 10-K as filed with the SEC on February 27, 2012.

Item 5.	Other Information

On May 2, 2012, TriQuint Semiconductor, Inc.'s Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $50 million of the Company's outstanding common stock. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The timing of open market and privately negotiated purchases will be dependent upon market conditions and other corporate considerations, including price, corporate and regulatory requirements and alternative investment opportunities.  TriQuint expects to use cash from operations to fund the repurchase program, which is authorized through May 2, 2013.  Shares of common stock repurchased by TriQuint through the repurchase program will become authorized but unissued shares.

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

TRIQUINT SEMICONDUCTOR, INC.

Dated: May 3, 2012	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: May 3, 2012	By:	/s/ STEVE BUHALY
Steve Buhaly
Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.

* Management contract or compensatory plan