Form 10-Q
period 2012-06-30
TRIQUINT SEMICONDUCTOR INC
filed 2012-08-08
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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
As of August 6, 2012, there were 163,737,845 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenue	178,002	228,785	394,732	453,108
Cost of goods sold	133,064	136,643	287,205	273,572
Gross profit	44,938	92,142	107,527	179,536
Operating expenses:
Research, development and engineering	38,084	37,955	75,158	74,431
Selling, general and administrative	27,588	25,386	52,810	50,615
Litigation expense	3,682	7,512	7,546	12,911
Total operating expenses	69,354	70,853	135,514	137,957
(Loss) income from operations	(24,416)	21,289	(27,987)	41,579
Other (expense) income:
Interest income	89	106	138	210
Interest expense	(313)	(354)	(663)	(741)
Foreign currency (loss) gain	(154)	87	(118)	31
Gain/recovery of investment	4	356	6,957	507
Other, net	189	71	263	94
Total other (expense) income, net	(185)	266	6,577	101
(Loss) income before income tax	(24,601)	21,555	(21,410)	41,680
Income tax (benefit) expense	(11,551)	4,990	(10,243)	12,676
Net (loss) income	(13,050)	16,565	(11,167)	29,004
Net (loss) income per common share:
Basic	$(0.08)	$0.10	$(0.07)	$0.18
Diluted	$(0.08)	$0.10	$(0.07)	$0.17
Common equivalent shares:
Basic	165,355	164,110	165,796	163,257
Diluted	165,355	173,518	165,796	173,222
Other comprehensive (loss) income:
Net unrealized loss on available for sale investments	(2)	(4)	(2)	(1)
Comprehensive (loss) income	$(13,052)	$16,561	$(11,169)	$29,003

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$127,296	$116,305
Investments in marketable securities	35,102	46,006
Accounts receivable, net	98,367	129,103
Inventories	154,760	151,577
Prepaid expenses	9,599	7,051
Deferred tax assets, net	11,399	11,857
Other current assets	47,527	35,756
Total current assets	484,050	497,655
Property, plant and equipment, net	456,303	469,943
Goodwill	3,376	3,376
Intangible assets, net	19,576	22,732
Deferred tax assets – noncurrent, net	62,043	48,957
Other noncurrent assets, net	32,264	12,605
Total assets	$1,057,612	$1,055,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,537	$67,812
Accrued payroll	31,255	28,519
Other accrued liabilities	11,620	9,901
Total current liabilities	105,412	106,232
Long-term liabilities:
Long-term income tax liability	2,619	735
Cross-licensing liability	13,316	—
Other long-term liabilities	10,976	11,013
Total liabilities	132,323	117,980
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 600,000 shares authorized, 163,624 and 166,125 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	164	166
Additional paid-in capital	677,584	678,412
Accumulated other comprehensive income	138	140
Retained earnings	247,403	258,570
Total stockholders’ equity	925,289	937,288
Total liabilities and stockholders’ equity	$1,057,612	$1,055,268
The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net (loss) income	$(11,167)	$29,004
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	44,807	31,029
Stock-based compensation charges	14,255	12,206
Deferred income taxes	(12,628)	9,469
Gain/recovery of investment	(6,957)	(507)
Other	(875)	(345)
Changes in assets and liabilities:
Accounts receivable, net	30,736	3,595
Inventories	(2,612)	(35,146)
Other assets	(34,310)	(5,254)
Accounts payable and accrued expenses	17,836	(1,674)
Net cash provided by operating activities	39,085	42,377
Cash flows from investing activities:
Purchase of available-for-sale investments	(52,033)	(21,812)
Maturity/sale of available-for-sale investments	62,935	8,394
Proceeds from gain/recovery of investment in other companies	6,957	—
Other	138	1,467
Capital expenditures	(30,441)	(112,541)
Net cash used in investing activities	(12,444)	(124,492)
Cash flows from financing activities:
Subscription/issuance of common stock, net	9,350	23,378
Repurchase of common stock	(25,000)	—
Excess tax benefit from stock-based compensation arrangements	—	2,518
Net cash (used in) provided by financing activities	(15,650)	25,896
Net increase (decrease) in cash and cash equivalents	10,991	(56,219)
Cash and cash equivalents at beginning of period	116,305	192,464
Cash and cash equivalents at end of period	$127,296	$136,245
Supplemental disclosures:
Change in timing of payments related to capital expenditures	$(2,277)	$(16,020)
Net cash paid for income taxes	$184	$2,732
The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1.	Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the accounting for income taxes, the accounting for stock-based compensation and the accounting for litigation and settlement costs. In the opinion of management, the condensed consolidated financial statements include all material adjustments, consisting only of normal, recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of and for the fiscal year ended December 31, 2011, included in the Company’s 2011 Annual Report on Form 10-K filed with the SEC on February 27, 2012.

2.	Recent Accounting Pronouncements
In September 2011, the FASB issued an ASU with regard to "Testing for Goodwill Impairment." The update is intended to simplify how entities test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described under current guidance. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The Company has not performed an annual or interim goodwill impairment test during 2012 as of June 30, 2012. The Company will apply this guidance when the goodwill impairment test is performed. The Company does not expect the adoption of this guidance to have a material impact on the condensed consolidated financial statements or the notes thereto.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

				Fair Value Measurements as of
	Carrying Amount	Total Fair Value		June 30, 2012
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$67,575	$67,575	$67,575	$—	$—	$—
Cash equivalents	59,721	59,721	—	41,560	18,161	—
Short-term—marketable securities	35,102	35,102	—	15,269	19,833	—
Non-qualified deferred compensation plan	4,062	4,062	—	4,062	—	—
Total	$166,460	$166,460	$67,575	$60,891	$37,994	$—
Liabilities:
Non-qualified deferred compensation plan	4,062	4,062	—	4,062	—	—
Total	$4,062	$4,062	$—	$4,062	$—	$—
				Fair Value Measurements as of
	Carrying Amount	Total Fair Value		December 31, 2011
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$47,502	$47,502	$47,502	$—	$—	$—
Cash equivalents	68,803	68,803	—	40,793	28,010	—
Short-term—marketable securities	46,006	46,006	—	7,501	38,505	—
Non-qualified deferred compensation plan	3,635	3,635	—	3,635	—	—
Total	$165,946	$165,946	$47,502	$51,929	$66,515	$—
Liabilities:
Earnout payment liability	$890	$890	$—	$—	$—	$890
Non-qualified deferred compensation plan	3,635	3,635	—	3,635	—	—
Total	$4,525	$4,525	$—	$3,635	$—	$890
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
The earnout payment liability resulted from the acquisition of TriAccess Technologies, Inc. ("TA") on September 3, 2009 and represents an initial obligation to pay up to $5,000 to the former TA shareholders over three years upon TA product sales meeting certain revenue thresholds. No earnout payments have been made since acquisition and during the six months ended June 30, 2012, the Company changed its estimate and determined there would be no further obligation to the former TA shareholders.

Ending earnout payment liability at December 31, 2011	$890
Accretion	26
Change in estimate	(916)
Ending earnout payment liability at June 30, 2012	$—

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The fair value of the cross-licensing liability was estimated using a discounted cash flow model which discounts future cash flows using an incremental borrowing rate of 9%. The ending fair value of the cross-licensing liability at June 30, 2012 was $15,716.
In conjunction with the cross-licensing agreement, we recognized a prepaid cross-licensing asset of $20,716. In determining the estimated fair value of the prepaid cross-licensing asset, we used a relief from royalties valuation methodology. The inputs and assumptions used in our valuation included projected revenue, royalty rates, discount rates, useful lives and income tax rates, among others. The development of a number of these inputs and assumptions in the model required a significant amount of management judgment and is based upon a number of factors, including the selection of royalty rates, market growth rates and other relevant factors.
Both the asset and liability were categorized as Level 3 in the fair value hierarchy.

4.	Investments in Cash Equivalents and Marketable Securities
As of June 30, 2012 all short-term investments are classified as available-for-sale and have maturity dates of less than one year. All unrealized gains and losses on available-for-sale investments are included in other comprehensive (loss) income. The cost, net unrealized holding gains, net unrealized holding losses and fair value of available-for-sale investments by types and classes of security at June 30, 2012 consisted of the following:

At June 30, 2012	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale-included in cash equivalents:
U.S. treasury securities	$13,760	$—	$—	$13,760
Corporate debt securities	13,819	—	—	13,819
Money market funds and other	27,800	—	—	27,800
U.S. government-sponsored enterprise securities	4,342	—	—	4,342
Available-for-sale-included in short-term marketable securities:
U.S. government-sponsored enterprise securities	8,447	—	(1)	8,446
U.S. treasury securities	11,684	—	(1)	11,683
Corporate debt securities	11,387	—	—	11,387
Certificates of deposit	3,586	—	—	3,586
	$94,825	$—	$(2)	$94,823

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

The contractual maturities of investments as of June 30, 2012 and December 31, 2011 were all due or callable in one year or less.
Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operating and financing cash flow factors. At June 30, 2012, all unrealized holding losses were considered to be temporary as the Company has the ability and intent to hold the investments until a recovery of fair value. During the six months ended June 30, 2012 the Company did not record any other-than-temporary impairments on its marketable securities.

5.	Net (Loss) Income Per Share
Net (loss) income per share is presented as basic and diluted net (loss) income per share. Basic net (loss) income per share is net (loss) income applicable to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net loss per share is net loss applicable to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net income per share is similar to basic net income per share, except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect.
The following is a reconciliation of the basic and diluted shares:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net (loss) income:	$(13,050)	$16,565	$(11,167)	$29,004
Shares for net (loss) income per share:
Weighted-average shares outstanding—Basic	165,355	164,110	165,796	163,257
Dilutive securities	—	9,408	—	9,965
Weighted-average shares outstanding—Diluted	165,355	173,518	165,796	173,222
For the three and six months ended June 30, 2012, all outstanding options were excluded from the calculation as their effect would have been antidilutive. For the three and six months ended July 2, 2011, 5,663 and 3,524 options, respectively, were excluded from the calculation as their effect would have been antidilutive.

6.	Inventories
Inventories, stated at the lower of cost or market, consisted of the following:

	June 30, 2012	December 31, 2011
Inventories:
Raw materials	$28,712	$39,821
Work-in-process	90,847	67,258
Finished goods	35,201	44,498
Total inventories	$154,760	$151,577

7.	Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	June 30, 2012	December 31, 2011
Land	$19,691	$19,691
Buildings	93,839	93,184
Building and leasehold improvements	30,204	28,619
Machinery and equipment	635,602	577,262
Furniture and fixtures	7,023	6,535
Computer equipment and software	48,052	44,361
Assets in process	66,363	107,464
Total property, plant and equipment, gross	900,774	877,116
Accumulated depreciation	(444,471)	(407,173)
Total property, plant and equipment, net	$456,303	$469,943
The Company reported depreciation expense as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Depreciation expense	$21,237	$14,277	$41,651	$28,021

8.	Goodwill and Other Acquisition-Related Intangible Assets
The Company is required to perform an impairment analysis on its goodwill at least annually, or when events and circumstances warrant. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. The Company is considered one reporting unit. As a result, to determine whether goodwill may be impaired, the Company compares its book value to its market capitalization. If the trading price of the Company’s common stock, as adjusted for factors such as a control premium, is below the book value per share at the date of the annual impairment test or if the average trading price of the Company’s common stock is below book value per share for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value. If the comparison of book value to estimated market value indicates impairment, then the Company compares the implied fair value of goodwill to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess.
Unless indicators warrant testing at an earlier date, the Company performs its annual goodwill impairment test in the fourth quarter of each year. During the six months ended June 30, 2012, there were no impairments recorded or impairment indicators present.

Information regarding the Company’s acquisition-related intangible assets is as follows:

		June 30, 2012			December 31, 2011
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$3,376	$—	$3,376	$3,376	$—	$3,376
Amortizing intangible assets
In process research and development	3 - 5	1,779	(433)	1,346	850	(270)	580
Patents, trademarks and other	4 - 15	49,653	(31,423)	18,230	49,653	(28,430)	21,223
		51,432	(31,856)	19,576	50,503	(28,700)	21,803
Non-amortizing intangible assets
In process research and development		—	—	—	929	—	929
Total intangible assets		51,432	(31,856)	19,576	51,432	(28,700)	22,732
Total goodwill and intangible assets		$54,808	$(31,856)	$22,952	$54,808	$(28,700)	$26,108
Amortization expense related to intangible assets is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Amortization expense	$1,593	$1,511	$3,156	$3,008

The changes in the gross carrying amount of goodwill and intangible assets are as follows:

	Goodwill and Intangible Assets
	Goodwill	In process research and development- non-amortizing	In process research and development- amortizing	Patents, trademarks and other	Total
Balance as of December 31, 2011	$3,376	$929	$850	$49,653	$54,808
Additions (deductions) during the period	—	(929)	929	—	—
Balance as of June 30, 2012	$3,376	$—	$1,779	$49,653	$54,808

During the three months ended March 31, 2012 and April 2, 2011 product lines that were included in non-amortizing in process research and development ("IPR&D") reached technological feasibility. As a result, the Company transferred $929 and $250, respectively, to amortizing IPR&D and began amortizing these amounts over periods of 5 and 3 years, respectively. During the six months ended June 30, 2012 and July 2, 2011, no other product lines reached technological feasibility.

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
The Agreement contains non-financial covenants of the Company and the Guarantors, including restrictions on the ability to create, incur or assume liens and other debt, make certain investments, dispositions and restricted payments, change the nature of the business, and merge with other entities subject to certain caps as defined in the agreement. The Agreement requires the Company to maintain ratios defined in the Agreement, which include a consolidated total leverage ratio as of the end of any fiscal quarter not in excess of 2.50 to 1.00, a consolidated liquidity ratio of at least 1.25 to 1.00 and a consolidated interest coverage ratio at a minimum of 3.00 to 1.00. The Company was in compliance with these covenants as of June 30, 2012.
At June 30, 2012 and December 31, 2011, there were no amounts outstanding under the Agreement. Because there were no borrowings during the period, no interest cost was incurred during the six months ended June 30, 2012 or July 2, 2011.

10.	Stock-Based Compensation
Stock-based compensation expense consists of vesting grants of employee and director stock options and the employee stock purchase program ("ESPP"). The table below summarizes the stock-based compensation expense for the three and six months ended June 30, 2012 and July 2, 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Stock-based compensation expense:
Cost of goods sold	$1,823	$1,585	$3,929	$2,804
Research, development and engineering	2,430	2,275	4,688	4,062
Selling, general and administrative	3,305	3,441	5,638	5,340
Total stock-based compensation expense included in (loss) income from operations	$7,558	$7,301	$14,255	$12,206
Stock Option Plans
The following table summarizes the Company’s stock option transactions for the six months ended June 30, 2012:

	Six Months Ended
	June 30, 2012
	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2011	29,547	$6.73
Granted	6,475	5.88
Exercised	(604)	3.22
Forfeited	(805)	8.92
Outstanding at June 30, 2012	34,613	$6.58

ESPP
Employees participating in the ESPP authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company's common stock at a discount.
The table below summarizes the ESPP common stock purchases for the three and six months ended June 30, 2012 and July 2, 2011.

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Shares purchased	1,770	769	1,770	769

11.	Income Taxes
The Company recorded a tax benefit of $11,551 and $10,243 for the three and six months ended June 30, 2012, respectively, and tax expense of $4,990 and $12,676 for the three and six months ended July 2, 2011, respectively. The tax benefit for the three and six months ended June 30, 2012 was primarily associated with the Company's pre-tax loss offset by an accrual for unrecognized tax benefits. The tax expense for the three and six months ended July 2, 2011 was primarily associated with U.S. federal and state income taxes.
As of June 30, 2012, the U.S. Congress has not extended the general business credit for research and experimentation. The Company has not estimated the effect of the expiration of this credit, nor does the income tax expense for the three months ended June 30, 2012 reflect a benefit for the credit.
No provision has been made for U.S., state or additional foreign income taxes related to approximately $114,396 of undistributed earnings of foreign subsidiaries which have been permanently reinvested outside of the U.S., except for liquidated foreign entities and existing earnings that have been previously taxed. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested outside of the U.S. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to U.S. federal and state income taxes and foreign withholding taxes.
Due to agreements with the Costa Rican and Singaporean governments, the Company was granted income tax holidays of varying rates through March 2017 and December 2019, respectively. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. The Company was in compliance with these requirements as of June 30, 2012.
Deferred Income Taxes
As of June 30, 2012, deferred tax assets of $73,442, net of a $10,808 valuation allowance, were recorded on the balance sheet. As of December 31, 2011, the Company recorded deferred tax assets of $60,814, net of a $11,522 valuation allowance.
The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized. The Company maintains a valuation allowance against the tax effect of all capital loss carryforwards, certain state and foreign net operating loss carryforwards, and certain state credit carryforwards, as management does not believe it is more likely than not that these benefits will be realized in future periods.
Unrecognized Tax Benefits
In the six months ended June 30, 2012, net unrecognized tax benefits increased $1,884 primarily as a result of an additional liability recorded to address potential exposures involving positions that could be challenged by taxing authorities. The Company does not anticipate any additional unrecognized tax benefits to be released due to the expiration of statutes of limitations on or before December 31, 2012. Interest and penalties associated with unrecognized tax benefits are accrued and classified as a component of tax expense in the statement of operations and comprehensive (loss) income. No other changes to the unrecognized tax benefits are anticipated within the next twelve months.
Net unrecognized tax benefits at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Net unrecognized tax benefits	$2,619	$735

12.	Commitments and Contingencies
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
On July 23, 2009, the Company filed a complaint in the United States District Court for the District of Arizona against Avago Technologies Limited, Avago Technologies U.S., and Avago Technologies Wireless IP (collectively, “Avago”). The Company's complaint seeks a declaration that four of the Avago patents are invalid and that none of TriQuint products infringe upon them. The Company's complaint also alleges that three Avago products infringed upon certain of TriQuint's U.S. patents.
Avago filed an answer and counterclaims on September 17, 2009 denying the patent infringement allegations made by the Company in its complaint, and asserting that the Company's products infringed upon ten of Avago's U.S. patents. Avago's counterclaim asserted that the Company's alleged infringement was willful and sought unspecified compensatory and enhanced damages and injunctive relief. On October 16, 2009, the Company filed an answer and counterclaims denying Avago's patent infringement allegations and alleged that Avago engaged in anti competitive conduct in violation of U.S. antitrust laws through its acquisition of the bulk acoustic wave BAW business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On March 5, 2010, Avago filed an amended answer and counterclaims asserting violation of the California Uniform Trade Secret Act and, per the court's order, the Company simultaneously filed an amended complaint, answer and counter-claim. Avago's trade secret allegations related to Infineon information included in Avago's acquisition of Infineon's BAW division and TriQuint's employment of two former Infineon employees. On April 5, 2010, the Company filed an answer to Avago's amended answer and counterclaims, in which the Company denied Avago's allegations regarding violation of the California Uniform Trade Secret Act. Following further motion practice, on August 4, 2010 the Company filed its First Amended complaint and on August 26, 2010, Avago filed its answer and counterclaims expanding its patent and trade secret claims to include copyright infringement. On September 16, 2010, TriQuint submitted its answer, in which the Company denied Avago's allegations. On December 14, 2010, the Court held a claim construction hearing and on January 12, 2011, the Court issued its claim construction ruling.  Fact and expert discovery closed and summary judgment and several ancillary motions were decided by order dated February 24, 2012 (the "Summary Judgment Order"). The Summary Judgment Order denied Avago's Motion for Summary Judgment in its entirety and granted TriQuint's motion in part by dismissing four of Avago's patent claims, the copyright, tort and unfair competition claims and certain of Avago's trade secret claims. The Court denied Avago's motion for spoliation sanctions without prejudice. The remaining case, including TriQuint's patent and antitrust claims against Avago and Avago's remaining patent and trade secret claims against TriQuint was scheduled to proceed to trial. On May 15th, 2012, TriQuint and Avago entered into a confidential agreement to end all outstanding legal disputes related to the pending litigation between the Company and Avago. Pursuant to the confidential agreement, the Company and Avago entered into a patent cross-licensing agreement.

13.	Investment in CyOptics, Inc.
In previous years, the Company made a number of investments in small, privately held technology companies in which the Company has held less than 20% of the capital stock or held notes receivable. As a result of the sale of the Company's former optoelectronics operations, the Company received as partial consideration $4,500 of preferred stock and an unsecured promissory note from CyOptics Inc. ("CyOptics") for $5,633. In years prior to 2011, the carrying amount of the CyOptics investment was fully impaired and written down to $0. During the six months ended June 30, 2012, the remaining amount due on the promissory note was settled in full and the preferred stock was sold in exchange for a total liquidation payment of $6,957. The transaction was recorded as a gain/recovery of investment in the statement of operations and in the operating activities section of the statement of cash flows. The proceeds from the liquidation were received in cash during the six months ended June 30, 2012 and are included in the investing activities section of the statement of cash flows.

14.	Restructuring
As part of a transition in filter packaging technology and due to a change in product mix, the Company restructured its filter related operations during the three months ended June 30, 2012. The Company recorded and paid a restructuring charge of $1,763 primarily related to severance costs. These costs were recorded to cost of goods sold in the statement of operations.

15.	Stock Repurchase Program
On May 2, 2012, the Company's Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $50,000 of the Company's outstanding common stock. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The timing of open market and privately negotiated purchases will be dependent upon market conditions and other corporate considerations, including price, corporate and regulatory requirements and alternative investment opportunities. The Company expects to use cash from operations to fund the repurchase program, which is authorized through May 2, 2013. Shares of common stock repurchased by the Company through the repurchase program will be retired and will have no impact on total shares authorized.
During the three and six months ended June 30, 2012, the Company repurchased 4,876 shares for $25,000 using cash from operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The discussion in this Report contains forward-looking statements, including statements regarding key advantages of our products and the benefits to our customers, participation in government programs and expansion of programs in the future, projected working capital and capital expenditures, potential investment needs, ongoing litigation, and other statements preceded by terminology such as “believes,” “continue,” “could,” “estimates,” “expects,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking statements made below, including, those related to expected demand and growth in the wireless mobile devices, networks and defense & aerospace markets; changes in our critical accounting estimates and the reasonableness of those estimates; the ability to enter into defense & aerospace contracts; department of defense spending levels and the degree to which we may benefit from particular defense spending; base station infrastructure expansion and our ability to take advantage of future market growth; reinvestment of all our foreign earnings except existing earnings that have previously been taxed; the ability to diversify our customer base; transitions in the mobile devices market including concentration of revenue in the handset market and continued growth of smartphones: our ability to achieve positive operating results; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity and our ability to satisfy our projected expenditures through the next twelve months; factory utilization levels; and other factors and risks referenced in this Report on Form 10-Q and in Item 1A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 entitled “Risk Factors.” In addition, historical information should not be considered an indicator of future performance.
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
Overview
We are a supplier of high performance modules and components for communications applications. We design, develop and manufacture advanced high-performance radio frequency ("RF") solutions with gallium arsenide ("GaAs"), gallium nitride ("GaN"), surface acoustic wave ("SAW") and bulk acoustic wave ("BAW") technologies for customers worldwide. We serve growing markets and a diverse customer base of manufacturers building connected mobile devices, second, third and fourth generation cellular wireless standards ("2G/3G/4G") cellular base stations, triple-play cable solutions, fiber optic networks, wireless local area networks ("WLAN"), worldwide interoperability for microwave access/long-term evolution and defense & aerospace applications.
We provide our customers with high-performance, low-cost RF solutions in the mobile devices, networks, and defense & aerospace end markets. Our mission is to deliver RF solutions that improve performance and lower the overall cost of our customer's applications and we accomplish this through a diversified product portfolio within these markets. In the mobile devices end market, we provide high performance devices such as integrated modules, duplexers and other filters, small signal components, power amplifiers and switches. In the networks end market, we are a supplier of an extensive portfolio of GaAs microwave monolithic integrated circuits and transistors and SAW and BAW filter components. We provide the defense & aerospace end market with phased-array radar, communications and electronic warfare components and have been recognized as a leader in GaN development.
Wafer and semiconductor manufacturing facilities require a significant level of fixed cost due to investments in plant and equipment, labor costs and repair and maintenance costs. During periods of high demand, factories run at higher utilization rates, generally resulting in improved financial performance. As the overall RF market has grown in recent years, with continuing desire for content expansion in smartphones, there was increased demand for our products. In response, we increased capital expenditures in order to add capacity to our factories. Now with the increased capacity installed and demand for our products lower than originally anticipated, higher fixed manufacturing costs adversely affect operating results because factories are not fully utilized.

Highlights for the Six Months Ended June 30, 2012
Revenue decreased 13% for the six months ended June 30, 2012 compared to the six months ended July 2, 2011.
Mobile devices represents the largest of our three major end markets. Revenue from the sales of our products in the mobile devices end market for the six months ended June 30, 2012 decreased 19% compared to the six months ended July 2, 2011. The decrease is due to a decline in revenue from our largest customer during the six months ended June 30, 2012 and reduced revenue from some customers as end demand shifts away from them to top smartphone suppliers. Revenue from our connectivity products, largely Wireless LAN, was about $21.1 million, up 7% sequentially due to the uptake of new products.
Revenue from sales of our products in the networks end market increased 1% for the six months ended June 30, 2012 compared to the six months ended July 2, 2011. Increasing wireless traffic, streaming video and social networking will continue to drive investment by carriers to improve mobile wireless coverage and fund the transition to LTE. These drivers create demand for TriQuint's products.
Revenue from sales of our products in the defense & aerospace end market increased 2% for the six months ended June 30, 2012 compared to the six months ended July 2, 2011 due to growth in contract-based revenue. Our revenue in this market is dependent on program timing, which can result in swings from quarter to quarter. We have continued to win significant production orders during the six months ended July 2, 2011 for the latest generation of radar systems such as the F-35 Lightning II Joint Strike Fighter, and the Army's TPQ-53 Counter Fire Target Acquisition Radar. Additionally, as defense spending tightens, we anticipate increased spending for the retrofit of existing radar systems.
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
Our most critical accounting estimates include revenue recognition; valuation of inventory, which affects gross margin; accounting for income taxes, which affects our tax provision; precious metals reclaim, which affects cost of goods sold; and stock-based compensation, which affects cost of goods sold and operating expenses. We also have other policies that we consider to be key accounting policies, such as the valuation of accounts receivable, reserves for sales returns and allowances and our accounting for litigation and settlement costs; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.
There was one addition to our critical accounting policies during the three and six months ended June 30, 2012 related to our accounting for litigation and settlement costs. Refer to our most recent Annual Report on Form 10-K for a description of the remaining policies.
Litigation and settlement costs
 From time to time, we are involved in legal actions. There are many uncertainties associated with any litigation or investigation, and we cannot be certain that these actions or other third-party claims against us will be resolved without costly litigation, fines and/or substantial settlement payments. If information becomes available that causes us to determine that a loss in any of our pending litigation, investigations or settlements is probable, and we can reasonably estimate the loss associated with such events, we will record the loss in accordance with GAAP. However, the actual liability in any such litigation or investigations may be materially different from our estimates, which could require us to record additional costs. In addition, settlement agreements can be complex and involve multiple elements. Determining the fair value of elements within a multiple element settlement arrangement involves estimates and assumptions determined by management, which if different estimates had been used, could materially change the determination of fair value of the elements. Additionally, certain elements of an arrangement may not be reliably determinable and in these cases, the Company uses a residual approach to value these elements.

Results of Operations
The following table sets forth the results of our operations expressed as a percentage of revenue for the three and six months ended June 30, 2012 and July 2, 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	74.8	59.7	72.8	60.4
Gross profit	25.2	40.3	27.2	39.6
Operating expenses:
Research, development and engineering	21.4	16.6	19.0	16.4
Selling, general and administrative	15.4	11.1	13.4	11.2
Litigation expense	2.1	3.3	1.9	2.8
Total operating expenses	38.9	31.0	34.3	30.4
(Loss) income from operations	(13.7)	9.3	(7.1)	9.2
Other (expense) income:
Interest income	0.0	0.1	0.0	0.1
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)
Foreign currency (loss) gain	(0.1)	0.0	(0.0)	0.0
Recovery of investment	—	0.2	1.8	0.1
Other, net	0.2	0.0	0.1	0.0
Total other (expense) income, net	(0.1)	0.1	1.7	0.0
(Loss) income before income tax	(13.8)	9.4	(5.4)	9.2
Income tax (benefit) expense	(6.5)	2.2	(2.6)	2.8
Net (loss) income	(7.3)%	7.2%	(2.8)%	6.4%
Three Months Ended June 30, 2012 and July 2, 2011
Revenue from Operations
Revenue decreased $50.8 million, or 22%, for the three months ended June 30, 2012 compared to the three months ended July 2, 2011.
Revenue by end market for the three months ended June 30, 2012 and July 2, 2011, was as follows:

(as a % of total revenue)	Three Months Ended
	June 30, 2012	July 2, 2011
Mobile Devices	63%	70%
Networks	25	20
Defense & Aerospace	12	10
Total	100%	100%

Mobile Devices
Revenue from the sales of our products in the mobile devices market decreased approximately 30% for the three months ended June 30, 2012 compared to the three months ended July 2, 2011. The revenue decrease resulted primarily from declines in the sales of our 3G/4G, 2G and connectivity products, which experienced revenue decreases of approximately 25%, 30% and 44%, respectively. 3G/4G revenue declined primarily as a result of decreased demand from our largest customer. 2G revenue declined as we shifted focus away from this product area. Connectivity revenue declined primarily as a result of the end of a relationship with a WLAN foundry customer. Sales of these products collectively accounted for the following percentages of total mobile devices revenue:

(as a % of total mobile devices revenue)	Three Months Ended
	June 30, 2012	July 2, 2011
3G/4G	77%	73%
2G	4	4
Connectivity	19	23
Total	100%	100%
Networks
Revenue from the sales of our products in the networks market decreased approximately 2% for the three months ended June 30, 2012 compared to the three months ended July 2, 2011. The decrease was primarily driven by a 27% decline in the sales of our radio access products. The decline in radio access product sales compared to the same period of the prior year was primarily due to lower capital investment in the expansion of base station capacity by telecommunications companies. The decrease in revenue from sales of our products in the radio access submarket was offset by an increase of product sales in the transport submarket of 15% that was primarily driven by strong growth in the demand for our optical products. Sales of our products in the multi-market category were flat when comparing the three months ended June 30, 2012 and July 2, 2011. Sales of these products collectively accounted for the following percentages of total networks revenues:

(as a % of total networks revenue)	Three Months Ended
	June 30, 2012	July 2, 2011
Radio Access	25%	34%
Transport	59	51
Multi-market	16	15
Total	100%	100%
Defense & Aerospace
Revenue from the sales of our products in the defense & aerospace market decreased approximately 10% for the three months ended June 30, 2012 compared to the three months ended July 2, 2011, due primarily to the timing of programs.
Significant Customers
For the three months ended June 30, 2012 and July 2, 2011, sales to Foxconn Technology Group accounted for 24% and 32% of our revenue, respectively. In 2011, as a result of allocating sales of available products to certain customers, including Foxconn Technology Group, and the customers' success, revenue resulting from sales to Foxconn Technology Group constituted a larger portion of our total revenue. While we strive to maintain a strong relationship with our customers, our customers' product life cycles are short as they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by Foxconn Technology Group or our other customers. Any significant loss of, or a significant reduction in purchases by this, or other significant customers, could have an adverse affect on our financial condition and results of operations.
Some of our mobile devices end customers use multiple subcontractors for product assembly and test and some of those subcontractors have multiple customers. Therefore, revenues from our customers may not necessarily equal the business of a single mobile devices end customer.
Gross Profit
Our gross profit as a percentage of revenue decreased to 25.2% for the three months ended June 30, 2012, from 40.3% for the three months ended July 2, 2011. The decrease in gross profit was primarily the result of increased capacity placed into service during the year coupled with lower demand driving a lower factory utilization rate in the quarter.

Operating expenses
Research, development and engineering
Our research, development and engineering expenses for the three months ended June 30, 2012 compared to the three months ended July 2, 2011 were relatively flat, with an increase of $0.1 million, or less than 1%.
Selling, general and administrative
Selling, general and administrative expenses for the three months ended June 30, 2012 increased $2.2 million, or 9% compared to the three months ended July 2, 2011. The increase in selling, general and administrative expenses primarily resulted from more medical and dental claims submitted under our self-insurance program during the three months ended June 30, 2012 compared to the three months ended July 2, 2011.
Litigation expense
Litigation expense for the three months ended June 30, 2012 decreased $3.8 million, or 51% compared to the three months ended July 2, 2011 as a result of settling the Avago litigation. Details regarding this matter are more fully described in Part II, Item 1 - Legal Proceedings.
Other (expense) income, net
Net other (expense) income was relatively flat for the three months ended June 30, 2012 compared to the three months ended July 2, 2011 with net other expense of $0.2 million and net other income of $0.3 million, respectively.
Income tax (benefit) expense
We recorded an income tax benefit of $11.6 million for the three months ended June 30, 2012 and income tax expense of $5.0 million for the three months ended July 2, 2011. The income tax benefit for the three months ended June 30, 2012 was primarily associated with our pre-tax loss, offset by an accrual for unrecognized tax benefits. The income tax expense for the three months ended July 2, 2011 primarily resulted from United States ("U.S.") federal and state income taxes.
Six Months Ended June 30, 2012 and July 2, 2011
Revenue from Operations
Revenue decreased $58.4 million, or 13%, for the six months ended June 30, 2012 compared to the six months ended July 2, 2011.
Revenue by end market for the six months ended June 30, 2012 and July 2, 2011, was as follows:

(as a % of total revenue)	Six Months Ended
	June 30, 2012	July 2, 2011
Mobile Devices	66%	71%
Networks	23	20
Defense & Aerospace	11	9
Total	100%	100%

Mobile Devices
Revenue from the sales of our products in the mobile devices market decreased approximately 19% for the six months ended June 30, 2012 compared to the six months ended July 2, 2011. The revenue decrease resulted primarily from declines in the sales of our 3G/4G, 2G and connectivity products which experienced revenue decreases of approximately 9%, 42% and 43%, respectively. 3G/4G revenue declined primarily as a result of reduced demand from our largest customer. 2G revenue declined as we shifted focus away from this product area. Connectivity revenue declined as a result of the end of a foundry program for WLAN products. Sales of these products collectively accounted for the following percentages of total mobile devices revenue:

(as a % of total mobile devices revenue)	Six Months Ended
	June 30, 2012	July 2, 2011
3G/4G	79%	71%
2G	5	7
Connectivity	16	22
Total	100%	100%
Networks
Revenue from the sales of our products in the networks market was relatively flat, with an increase of approximately 1% for the six months ended June 30, 2012 compared to the six months ended July 2, 2011. The slight increase was primarily driven by a 3% increase in sales of our radio access products resulting from a significant last-time buy placed by a customer for our products in the radio access submarket during the first three months of the year which was offset by lower capital investment in the expansion of base station capacity by telecommunications companies. Transport and multi-market revenue was flat. Sales of these products collectively accounted for the following percentages of total networks revenues:

(as a % of total networks revenue)	Six Months Ended
	June 30, 2012	July 2, 2011
Radio Access	33%	32%
Transport	51	52
Multi-market	16	16
Total	100%	100%
Defense & Aerospace
Revenue from the sales of our products in the defense & aerospace market was relatively flat, with an increase of approximately 2% for the six months ended June 30, 2012 compared to the six months ended July 2, 2011.
Significant Customers
For the six months ended June 30, 2012 and July 2, 2011, Foxconn Technology Group accounted for 31% and 33% of our revenue, respectively.
Gross Profit
Our gross profit as a percentage of revenue decreased to 27.2% for the six months ended June 30, 2012, from 39.6% for the six months ended July 2, 2011. The decrease in gross profit was primarily the result of increased capacity put in place during 2012, coupled with lower demand, thereby resulting in a lower factory utilization rate.
Operating expenses
Research, development and engineering
Our research, development and engineering expenses for the six months ended June 30, 2012 compared to the six months ended July 2, 2011 were relatively flat, with an increase of $0.7 million, or less than 1%.
Selling, general and administrative
Selling, general and administrative expenses for the six months ended June 30, 2012 increased $2.2 million, or 4% compared to the six months ended July 2, 2011. The increase in selling, general and administrative expenses primarily resulted from more medical and dental claims submitted under our self-insurance program during the six months ended June 30, 2012 compared to the six months ended July 2, 2011.
Litigation expense
Litigation expense for the six months ended June 30, 2012 decreased $5.4 million, or 42% compared to the six months ended July 2, 2011 as a result of settling the Avago litigation in May 2012. Details regarding this matter are more fully described in Part II, Item 1 - Legal Proceedings.
Other income, net
Net other income for the six months ended June 30, 2012 was $6.6 million, compared to $0.1 million for the six months ended July 2, 2011. The increase in net other income was primarily due to the gain/recovery related to the sale of a previously impaired investment.
Income tax (benefit) expense
We recorded income tax benefit of $10.2 million for the six months ended June 30, 2012 and income tax expense of $12.7 million for the six months ended July 2, 2011. The income tax benefit for the six months ended June 30, 2012 was primarily associated with our pre-tax loss, offset by an accrual for unrecognized tax benefits. The income tax expense for the six months ended July 2, 2011 primarily resulted from U.S. federal and state income taxes.

Liquidity and Capital Resources
Liquidity
As of June 30, 2012, our cash, cash equivalents and short-term marketable securities increased $0.1 million, or less than 1%, from December 31, 2011. Other related changes at June 30, 2012 compared to December 31, 2011 were:

•	Our accounts receivable balance decreased $30.7 million, or 24%, due to lower revenue levels.

•	Our inventory balance increased $3.2 million, or 2%. The increase was primarily due to lower than originally anticipated demand for our products in the second quarter of 2012.

•
Our net property, plant and equipment decreased $13.6 million, or 3%. The decrease was the result of depreciation expense recognized on existing assets of $41.7 million, which outpaced capital additions during the first half of 2012. Capital expenditures during the period amounted to $30.4 million, which excludes the timing effects of payments of capital expenditures in prepaid expenses and accounts payable of $2.3 million.

•	Our long term liabilities increased $15.2 million, or 129%, primarily due to recognition of a cross-licensing liability under a cross licensing agreement.

•	We repurchased approximately 4.9 million shares of our stock for $25.0 million.
Sources of Liquidity
Our current cash, cash equivalents and short-term investments balances, ($97.3 million domestic and $65.1 million foreign) together with cash anticipated to be generated from operations and the balance available on our $200 million syndicated credit facility, constitute our principal sources of liquidity. We believe these sources will satisfy our projected expenditures through the next twelve months. We intend to permanently reinvest all foreign earnings except for liquidated foreign entities and existing earnings that have been previously taxed. We are not presently aware of any restrictions on the repatriation of these funds. If these funds were needed to fund our operations in the U.S., they could be repatriated. Repatriation of our foreign funds would require board approval and could result in additional U.S. income taxes and foreign withholding taxes which could be partially offset by net operating losses and/or foreign tax credits. Determining the amount of possible future taxes is not practicable. At this time, we believe our domestic funds, along with the syndicated credit facility, are sufficient to meet our net domestic cash requirements for the next twelve months. The principal risks to these sources of liquidity are lower than expected earnings or capital expenditures in excess of our expectations, in which case we may be required to finance any shortfall through additional equity offerings, debt financing or credit facilities. We may not be able to obtain additional financing or credit facilities, or if these funds are available, they may not be available on satisfactory terms.
On May 2, 2012, our Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $50 million of the Company's outstanding common stock. We expect to use cash from operations to fund the repurchase program, which is authorized through May 2, 2013. During the three and six months ended June 30, 2012, we made the following repurchases of our common stock (in millions except per share data):

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar amount of shares that may yet be purchased under the plan
May 1 to May 31	4.6	$5.13	4.6	$26.6
June 1 to Jun 30	0.3	$5.13	0.3	$25.0

The following table summarizes our scheduled contractual commitments as of June 30, 2012 that will affect our future liquidity (in millions):

		Payments Due By Period
(in millions)	Total	2012	2013-2014	2015-2016	Thereafter
Operating Leases(1)	15.0	1.8	5.0	3.2	5.0
Deferred Compensation(2)	4.1	—	—	—	4.1
Cross-licensing liability(3)	24.0	1.2	4.8	4.8	13.2
Sabbatical(4)	6.9	1.0	3.3	2.4	0.2
Other Obligations(5)	4.1	0.3	0.8	0.2	2.8
Total	$54.1	$4.3	$13.9	$10.6	$25.3
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

(3)	The cross-licensing liability represents a payable under a cross-licensing agreement.

(4)	The balance represents the estimated commitments for sabbatical payments for all eligible full time employees.

(5)
The balance represents the estimated pension liability payable to the employees of our German subsidiary and the estimated obligation related to an agreement for assembly and test services in the Phillippines. The pension liability becomes payable when the covered employees reach the age of 60 or 65. The liability was acquired through our purchase of the GaAs business of Infineon in 2002. We elected to secure the liability through a reinsurance program supported by us. We have included the reinsurance receivables of $3.4 million in the “Other noncurrent assets, net” line item on our consolidated balance sheets and our obligation to deliver the pension obligation in the “Other long-term liabilities” line item on our consolidated balance sheets.

As of June 30, 2012, we had approximately $2.6 million of net tax liabilities, which are included as “Long term income tax liability” in our consolidated balance sheets. We do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. Further, we are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.
Recent Accounting Pronouncements
See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Off Balance Sheet Arrangements
As of June 30, 2012, we did not have any off balance sheet arrangements, as defined in Regulation S-K Item 303(a)(4). We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our investments in cash equivalents are classified as available-for-sale securities and consist of highly-rated, short-term investments, such as money market funds, in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. The following table shows the fair value of our investments as of June 30, 2012 (in millions):

	Cost	Fair Value
Cash and cash equivalents (including unrealized loss of less than $0.1)	$127.3	$127.3
Short-term available-for-sale investments (including net unrealized losses of less than $0.1)	$35.1	$35.1
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
On July 23, 2009, we filed a complaint in the United States District Court for the District of Arizona ("the Court") against Avago Technologies Limited, Avago Technologies U.S., and Avago Technologies Wireless IP (collectively, “Avago”) seeking a declaratory judgment that four U.S. patents owned by Avago, which Avago had asserted in letters to our customers were infringed by our products, are not infringed upon by any of our products and are invalid. Our complaint further alleged that certain Avago products infringed upon our U.S. Patent Nos. 6,114,635, 5,231,327 and 5,894,647.
Avago filed an answer and counterclaims on September 17, 2009 denying the patent infringement allegations made by us in our complaint, and asserting that our products infringed upon ten of Avago's U.S. patents. The patents asserted by Avago are: 6,262,637, 6,377,137, 6,841,922, 6,864,619, 6,909,340, 6,933,807, 7,268,436, 7,365,619, 6,051,907 and 6,812,619. Avago's counterclaim asserted that our alleged infringement was willful and sought unspecified compensatory and enhanced damages and injunctive relief. On October 16, 2009, we filed an answer and counterclaims denying Avago's patent infringement allegations, and asserted antitrust claims under Section 7 of the Clayton Act and Section 2 of the Sherman Act. As stated in the counterclaim, the antitrust claims related to Avago's anticompetitive conduct through its acquisition of the BAW business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On March 5, 2010, Avago filed an amended answer and counterclaims asserting violation of the California Uniform Trade Secret Act and, per the court's order, we simultaneously filed an amended complaint, answer and counter-claim. Avago's trade secret allegations related to Infineon information included in Avago's acquisition of Infineon's BAW division and our employment of two former Infineon employees. On April 5, 2010, we filed an answer to Avago's amended answer and counterclaims, in which we denied Avago's allegations regarding violation of the California Uniform Trade Secret Act. Following further motion practice, on August 4, 2010, we filed our First Amended Complaint and on August 26, 2010, Avago filed its answer and counterclaims expanding its patent and trade secret claims to include copyright infringement. On September 16, 2010, we submitted our answer, in which we denied Avago's allegations. On December 14, 2010, the Court held a claim construction hearing and on January 12, 2011, the Court issued its claim construction ruling. Fact and expert discovery closed and summary judgment and several ancillary motions were decided by order dated February 24, 2012 (the "Summary Judgment Order"). The Summary Judgment Order denied Avago's Motion for Summary Judgment in its entirety and granted TriQuint's motion in part by dismissing four of Avago's patent claims, the copyright, tort and unfair competition claims and certain of Avago's trade secret claims. The Court denied Avago's motion for spoliation sanctions without prejudice. The remaining case, including TriQuint's patent and antitrust claims against Avago and Avago's remaining patent and trade secret claims against TriQuint was scheduled to proceed to trial. On May 15th, 2012, we entered into a confidential agreement with Avago to end all outstanding legal disputes related to the pending litigation. In addition, pursuant to the confidential agreement, we entered into a patent cross-licensing agreement.

Item 1A.	Risk Factors
There have been no material changes to our market risk exposures from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011. For a discussion on our exposure to market risk, refer to Item 1A, Risk Factors, contained in our 2011 Annual Report on Form 10-K as filed with the SEC on February 27, 2012.

Item 6.	Exhibits

10.1*
TriQuint Semiconductor, Inc. 2012 Incentive Plan incorporated by reference to the Registrant's definitive proxy statement on Schedule 14A for the 2012 Annual Meeting of Stockholders, filed with the SEC on March 22, 2012

10.2*	Automatic Stock Option Grant Program for Eligible Directors Under the TriQuint Semiconductor, Inc. 2012 Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.

* Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.

Dated: August 8, 2012	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: August 8, 2012	By:	/s/ STEVE BUHALY
Steve Buhaly
Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1*
TriQuint Semiconductor, Inc. 2012 Incentive Plan incorporated by reference to the Registrant's definitive proxy statement on Schedule 14A for the 2012 Annual Meeting of Stockholders, filed with the SEC on March 22, 2012

10.2*	Automatic Stock Option Grant Program for Eligible Directors Under the TriQuint Semiconductor, Inc. 2012 Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.

* Management contract or compensatory plan