Form 10-Q
period 2012-09-29
TRIQUINT SEMICONDUCTOR INC
filed 2012-11-01
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of October 30, 2012, there were 166,303,409 shares of the Registrant’s Common Stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.
INDEX

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 29, 2012 and October 1, 2011	1
	Condensed Consolidated Balance Sheets at September 29, 2012 and December 31, 2011	2
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2012 and October 1, 2011	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 6.	Exhibits	24

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenue	200,821	215,988	595,553	669,096
Cost of goods sold	139,208	140,632	426,413	414,204
Gross profit	61,613	75,356	169,140	254,892
Operating expenses:
Research, development and engineering	40,871	36,479	116,029	110,910
Selling, general and administrative	26,264	22,799	79,074	73,415
Litigation expense	—	4,058	7,546	16,968
Total operating expenses	67,135	63,336	202,649	201,293
(Loss) income from operations	(5,522)	12,020	(33,509)	53,599
Other (expense) income:
Interest income	58	40	196	249
Interest expense	(666)	(367)	(1,329)	(1,107)
Foreign currency gain (loss)	10	(309)	(108)	(278)
Gain/recovery of investment	—	360	6,957	867
Other, net	13	7	276	101
Total other (expense) income, net	(585)	(269)	5,992	(168)
(Loss) income before income tax	(6,107)	11,751	(27,517)	53,431
Income tax expense (benefit)	5,139	(3,087)	(5,104)	9,589
Net (loss) income	(11,246)	14,838	(22,413)	43,842
Net (loss) income per common share:
Basic	$(0.07)	$0.09	$(0.14)	$0.27
Diluted	$(0.07)	$0.09	$(0.14)	$0.25
Common equivalent shares:
Basic	163,838	164,812	165,143	163,773
Diluted	163,838	171,027	165,143	173,082
Other comprehensive (loss) income:
Net unrealized gain (loss) on available for sale investments	2	(4)	—	(5)
Comprehensive (loss) income	$(11,244)	$14,834	$(22,413)	$43,837

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$114,398	$116,305
Investments in marketable securities	30,191	46,006
Accounts receivable, net	122,779	129,103
Inventories	154,133	151,577
Prepaid expenses	9,101	7,051
Deferred tax assets, net	9,534	11,857
Other current assets	49,120	35,756
Total current assets	489,256	497,655
Property, plant and equipment, net	444,699	469,943
Goodwill	3,376	3,376
Intangible assets, net	22,777	22,732
Deferred tax assets – noncurrent, net	59,655	48,957
Other noncurrent assets, net	33,938	12,605
Total assets	$1,053,701	$1,055,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,316	$67,812
Accrued payroll	31,191	28,519
Other accrued liabilities	12,811	9,901
Total current liabilities	102,318	106,232
Long-term liabilities:
Long-term income tax liability	3,238	735
Cross-licensing liability	13,070	—
Other long-term liabilities	12,429	11,013
Total liabilities	131,055	117,980
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 600,000 shares authorized, 164,067 and 166,125 shares issued and outstanding at September 29, 2012 and December 31, 2011, respectively	164	166
Additional paid-in capital	686,185	678,412
Accumulated other comprehensive income	140	140
Retained earnings	236,157	258,570
Total stockholders’ equity	922,646	937,288
Total liabilities and stockholders’ equity	$1,053,701	$1,055,268
The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net (loss) income	$(22,413)	$43,842
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	69,157	48,114
Stock-based compensation charges	21,619	18,342
Deferred income taxes	(8,375)	11,057
Gain/recovery of investment	(6,957)	(867)
Other	(867)	(124)
Changes in assets and liabilities:
Accounts receivable, net	6,324	(1,155)
Inventories	(2,232)	(57,024)
Other assets	(35,772)	(5,071)
Accounts payable and accrued expenses	13,891	(2,527)
Net cash provided by operating activities	34,375	54,587
Cash flows from investing activities:
Purchase of available-for-sale investments	(64,614)	(45,877)
Maturity/sale of available-for-sale investments	80,429	43,525
Proceeds from gain/recovery of investment in other companies	6,957	—
Payments to acquire developed technology	(3,000)	—
Other	146	117
Capital expenditures	(45,998)	(159,859)
Net cash used in investing activities	(26,080)	(162,094)
Cash flows from financing activities:
Subscription/issuance of common stock, net	14,798	28,010
Repurchase of common stock	(25,000)	—
Excess tax benefit from stock-based compensation arrangements	—	713
Net cash (used in) provided by financing activities	(10,202)	28,723
Net decrease in cash and cash equivalents	(1,907)	(78,784)
Cash and cash equivalents at beginning of period	116,305	192,464
Cash and cash equivalents at end of period	$114,398	$113,680
Supplemental disclosures:
Change in timing of payments related to capital expenditures	$(6,574)	$(15,946)
Net cash paid for income taxes	$248	$2,828
The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1.	Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the accounting for income taxes, the accounting for precious metals reclaim, the accounting for stock-based compensation and the accounting for litigation and settlement costs. In the opinion of management, the condensed consolidated financial statements include all material adjustments, consisting only of normal, recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of and for the fiscal year ended December 31, 2011, included in the Company’s 2011 Annual Report on Form 10-K filed with the SEC on February 27, 2012.

2.	Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") with regard to "Testing for Goodwill Impairment." The update is intended to simplify how entities test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described under current guidance. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The Company has not performed an annual or interim goodwill impairment test during 2012 as of September 29, 2012. The Company will apply this guidance when the goodwill impairment test is performed in the fourth quarter of 2012. The Company does not expect the adoption of this guidance to have a material impact on the condensed consolidated financial statements or the notes thereto.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Assets and liabilities measured and recorded at fair value on a recurring basis at September 29, 2012 are as follows:

	Carrying Amount	Total Fair Value
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$57,730	$57,730	$57,730	$—	$—	$—
Cash equivalents	56,668	56,668	—	39,071	17,597	—
Short-term—marketable securities	30,191	30,191	—	10,258	19,933	—
Non-qualified deferred compensation plan	4,528	4,528	—	4,528	—	—
Total	$149,117	$149,117	$57,730	$53,857	$37,530	$—
Liabilities:
Earnout and milestone payment liability	1,870	1,870	—	—	—	1,870
Non-qualified deferred compensation plan	4,528	4,528	—	4,528	—	—
Total	$6,398	$6,398	$—	$4,528	$—	$1,870

Assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2011 are as follows:

	Carrying Amount	Total Fair Value
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$47,502	$47,502	$47,502	$—	$—	$—
Cash equivalents	68,803	68,803	—	40,793	28,010	—
Short-term—marketable securities	46,006	46,006	—	7,501	38,505	—
Non-qualified deferred compensation plan	3,635	3,635	—	3,635	—	—
Total	$165,946	$165,946	$47,502	$51,929	$66,515	$—
Liabilities:
Earnout payment liability	$890	$890	$—	$—	$—	$890
Non-qualified deferred compensation plan	3,635	3,635	—	3,635	—	—
Total	$4,525	$4,525	$—	$3,635	$—	$890
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
The earnout and milestone payment liability as of September 29, 2012 resulted from the acquisition of developed technology on August 14, 2012 and represents the fair value of the estimated payout of $1,870 to the former owners of the technology contingent upon meeting certain requirements. The Company has estimated the fair value of the obligation using a cash flow based approach discounted with a market discount rate.
The earnout payment liability as of December 31, 2011 resulted from the acquisition of TriAccess Technologies, Inc. ("TA") on September 3, 2009 and represents an initial obligation to pay up to $5,000 to the former TA shareholders over three years upon TA product sales meeting certain revenue thresholds. No earnout payments have been made since acquisition and during the nine months ended September 29, 2012, the Company changed its estimate and determined there would be no further obligation to the former TA shareholders. The write off of the obligation was recorded as an offset to selling, general and administrative expenses in the statement of operations.

Ending earnout payment liability at December 31, 2011	$890
Accretion	26
Change in estimate	(916)
Additions	$1,870
Ending earnout and milestone payment liability at September 29, 2012	$1,870

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The fair value of the cross-licensing liability was estimated using a discounted cash flow model which discounts future cash flows using an incremental borrowing rate of 9%. The ending fair value of the cross-licensing liability at September 29, 2012 was $15,470.
In conjunction with the cross-licensing agreement, the Company recognized a prepaid cross-licensing asset of $20,716. In determining the estimated fair value of the prepaid cross-licensing asset, the Company used a relief from royalty valuation methodology. The inputs and assumptions used in the valuation included projected revenue, royalty rates, discount rates, useful lives and income tax rates, among others. The development of a number of these inputs and assumptions in the model required a significant amount of management judgment and is based upon a number of factors, including the selection of royalty rates, market growth rates and other relevant factors.
Both the asset and liability were categorized as Level 3 in the fair value hierarchy.

4.	Investments in Cash Equivalents and Marketable Securities
As of September 29, 2012 and December 31, 2011 all short-term investments were classified as available-for-sale and have maturity dates of less than one year. All unrealized gains and losses on available-for-sale investments are included in other comprehensive (loss) income. The cost, net unrealized holding gains, net unrealized holding losses and fair value of available-for-sale investments by types and classes of security at September 29, 2012 consisted of the following:

At September 29, 2012	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale-included in cash equivalents:
U.S. treasury securities	$853	$—	$—	$853
Corporate debt securities	14,098	—	—	14,098
Money market funds and other	38,218	—	—	38,218
U.S. government-sponsored enterprise securities	3,499	—	—	3,499
Available-for-sale-included in short-term marketable securities:
U.S. government-sponsored enterprise securities	4,999	—	—	4,999
U.S. treasury securities	6,672	—	—	6,672
Corporate debt securities	14,934	—	—	14,934
Certificates of deposit	3,586	—	—	3,586
	$86,859	$—	$—	$86,859

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

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operating and financing cash flow factors. During the nine months ended September 29, 2012 the Company did not record any other-than-temporary impairments on its marketable securities.

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
The following is a reconciliation of the basic and diluted shares:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net (loss) income:	$(11,246)	$14,838	$(22,413)	$43,842
Shares for net (loss) income per share:
Weighted-average shares outstanding—Basic	163,838	164,812	165,143	163,773
Dilutive securities	—	6,215	—	9,309
Weighted-average shares outstanding—Diluted	163,838	171,027	165,143	173,082
For the three and nine months ended September 29, 2012, all outstanding options were excluded from the calculation as their effect would have been antidilutive. For the three and nine months ended October 1, 2011, 13,465 and 4,837 options, respectively, were excluded from the calculation as their effect would have been antidilutive.

6.	Inventories
Inventories, stated at the lower of cost or market, consisted of the following:

	September 29, 2012	December 31, 2011
Inventories:
Raw materials	$29,434	$39,821
Work-in-process	87,740	67,258
Finished goods	36,959	44,498
Total inventories	$154,133	$151,577

7.	Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 29, 2012	December 31, 2011
Land	$19,691	$19,691
Buildings	94,236	93,184
Building and leasehold improvements	30,719	28,619
Machinery and equipment	654,653	577,262
Furniture and fixtures	7,053	6,535
Computer equipment and software	49,821	44,361
Assets in process	49,798	107,464
Total property, plant and equipment, gross	905,971	877,116
Accumulated depreciation	(461,272)	(407,173)
Total property, plant and equipment, net	$444,699	$469,943
The Company reported depreciation expense as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Depreciation expense	$22,701	$15,537	$64,352	$43,558

8.	Goodwill and Other Acquisition-Related Intangible Assets
The Company is required to perform an impairment analysis on its goodwill at least annually, or when events and circumstances warrant. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. The Company is considered one reporting unit. As a result, to determine whether goodwill may be impaired, the Company first assesses qualitative factors to determine whether it is more likely than not that its fair value is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the two-step goodwill impairment test is necessary, the Company proceeds by comparing its book value to its market capitalization. If the trading price of the Company’s common stock, as adjusted for factors such as a control premium, is below the book value per share at the date of the annual impairment test or if the average trading price of the Company’s common stock is below book value per share for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value. If the comparison of book value to estimated market value indicates impairment, then the Company compares the implied fair value of goodwill to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess.
Unless indicators warrant testing at an earlier date, the Company performs its annual goodwill impairment test in the fourth quarter of each year. During the nine months ended September 29, 2012, there were no impairments recorded or impairment indicators present.

Information regarding the Company’s acquisition-related intangible assets is as follows:

		September 29, 2012			December 31, 2011
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$3,376	$—	$3,376	$3,376	$—	$3,376
Amortizing intangible assets
In process research and development	3 - 5	1,779	(538)	1,241	850	(270)	580
Patents, trademarks and other	4 - 15	54,503	(32,967)	21,536	49,653	(28,430)	21,223
		56,282	(33,505)	22,777	50,503	(28,700)	21,803
Non-amortizing intangible assets
In process research and development		—	—	—	929	—	929
Total intangible assets		56,282	(33,505)	22,777	51,432	(28,700)	22,732
Total goodwill and intangible assets		$59,658	$(33,505)	$26,153	$54,808	$(28,700)	$26,108
Amortization expense related to intangible assets is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Amortization expense	$1,649	$1,548	$4,805	$4,556

The changes in the gross carrying amount of goodwill and intangible assets are as follows:

	Goodwill and Intangible Assets
	Goodwill	In process research and development- non-amortizing	In process research and development- amortizing	Patents, trademarks and other	Total
Balance as of December 31, 2011	$3,376	$929	$850	$49,653	$54,808
Additions (deductions) during the period	—	(929)	929	4,850	4,850
Balance as of September 29, 2012	$3,376	$—	$1,779	$54,503	$59,658

During the nine months ended September 29, 2012 and October 1, 2011 product lines that were included in non-amortizing in process research and development ("IPR&D") reached technological feasibility. As a result, the Company transferred $929 and $250, respectively, to amortizing IPR&D and began amortizing these amounts over periods of five and three years, respectively.
The Company acquired developed technology for $4,850 during the nine months ended September 29, 2012 that will be amortized over a period of eleven years. The Company estimated the fair value of this asset using the relief from royalty valuation methodology discounted at a market discount rate. The Company did not have a similar acquisition during the nine months ended October 1, 2011.

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
The Agreement contains non-financial covenants of the Company and the Guarantors, including restrictions on the ability to create, incur or assume liens and other debt, make certain investments, dispositions and restricted payments, change the nature of the business, and merge with other entities subject to certain caps as defined in the agreement. The Agreement requires the Company to maintain ratios defined in the Agreement, which include a consolidated total leverage ratio as of the end of any fiscal quarter not in excess of 2.50 to 1.00, a consolidated liquidity ratio of at least 1.25 to 1.00 and a consolidated interest coverage ratio at a minimum of 3.00 to 1.00. The Company was in compliance with these covenants as of September 29, 2012.
At September 29, 2012 and December 31, 2011, there were no amounts outstanding under the Agreement. Because there were no borrowings during the respective period, no interest cost was incurred on borrowings during the nine months ended September 29, 2012 or October 1, 2011.

10.	Stock-Based Compensation
Stock-based compensation expense consists of vesting grants of employee and director stock options and the employee stock purchase program ("ESPP"). The table below summarizes the stock-based compensation expense for the three and nine months ended September 29, 2012 and October 1, 2011:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Stock-based compensation expense:
Cost of goods sold	$2,549	$1,906	$6,477	$4,710
Research, development and engineering	2,226	2,179	6,914	6,240
Selling, general and administrative	2,589	2,051	8,228	7,392
Total stock-based compensation expense included in (loss) income from operations	$7,364	$6,136	$21,619	$18,342
Stock Option Plans
The following table summarizes the Company’s stock option transactions for the nine months ended September 29, 2012:

	Nine Months Ended
	September 29, 2012
	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2011	29,547	$6.73
Granted	6,900	5.87
Exercised	(1,048)	3.27
Forfeited	(2,027)	8.08
Outstanding at September 29, 2012	33,372	$6.58

ESPP
Employees participating in the ESPP authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company's common stock at a discount.
The table below summarizes the ESPP common stock purchases for the three and nine months ended September 29, 2012 and October 1, 2011.

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Shares purchased	—	—	1,770	769

11.	Income Taxes
The Company recorded income tax expense of $5,139 and an income tax benefit of $5,104 for the three and nine months ended September 29, 2012, respectively. For the three and nine months ended October 1, 2011, the Company recorded an income tax benefit of $3,087 and income tax expense of $9,589, respectively. The income tax expense for the three months ended September 29, 2012 was primarily associated with U.S. federal and state income taxes due to the mix of profits and losses between jurisdictions and the recognition of additional valuation allowance. The income tax benefit for the nine months ended September 29, 2012 was primarily associated with the Company's pre-tax loss offset by an accrual for unrecognized tax benefits and the recognition of additional valuation allowance. The tax benefit for the three months ended October 1, 2011 was primarily associated with the release of certain liabilities due to the expiration of the statute of limitations and the recognition of additional tax credits related to Research and Experimental ("R&E") spending. The tax expense for the nine months ended October 1, 2011 was primarily associated with U.S. federal and state income taxes offset by the release of certain liabilities due to the expiration of the statute of limitations and the recognition of additional R&E tax credits.
As of September 29, 2012, the U.S. Congress has not extended the general business credit for research and experimentation. The Company has not estimated the effect of the expiration of this credit, nor does the income tax expense for the three and nine months ended September 29, 2012 reflect a benefit for the credit.
No provision has been made for U.S., state or additional foreign income taxes related to approximately $111,233 of undistributed earnings of foreign subsidiaries which have been permanently reinvested outside of the U.S., except for liquidated foreign entities and existing earnings that have been previously taxed. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested outside of the U.S. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to U.S. federal and state income taxes and foreign withholding taxes.
Due to agreements with the Costa Rican and Singaporean governments, the Company was granted income tax holidays of varying rates through March 2017 and December 2019, respectively. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. The Company was in compliance with these requirements as of September 29, 2012.
Deferred Income Taxes
As of September 29, 2012, deferred tax assets of $69,189, net of a $12,051 valuation allowance, were recorded on the balance sheet. As of December 31, 2011, the Company recorded deferred tax assets of $60,814, net of a $11,522 valuation allowance.
The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized. The Company maintains a valuation allowance against the tax effect of all capital loss carryforwards, certain state and foreign net operating loss carryforwards, and certain state credit carryforwards, as management does not believe it is more likely than not that these benefits will be realized in future periods. In the nine months ended September 29, 2012, the Company recorded additional valuation allowance related to certain state net operating loss carryforwards as it became more likely than not that they would not be realized based on our analysis of future profitability by jurisdiction.
Unrecognized Tax Benefits
In the nine months ended September 29, 2012, net unrecognized tax benefits increased $2,503 primarily as a result of an additional liability recorded to address potential exposures involving positions that could be challenged by taxing authorities. The Company does not anticipate the release of any unrecognized tax benefits due to the expiration of statutes of limitations within the next twelve months. Interest and penalties associated with unrecognized tax benefits are accrued and classified as a component of tax expense in the statement of operations and comprehensive (loss) income.
Net unrecognized tax benefits at September 29, 2012 and December 31, 2011 were as follows:

	September 29, 2012	December 31, 2011
Net unrecognized tax benefits	$3,238	$735

12.	Commitments and Contingencies
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
In previous years, the Company made a number of investments in small, privately held technology companies in which the Company has held less than 20% of the capital stock or held notes receivable. As a result of the sale of the Company's former optoelectronics operations, the Company received as partial consideration $4,500 of preferred stock and an unsecured promissory note from CyOptics Inc. ("CyOptics") for $5,633. In years prior to 2011, the carrying amount of the CyOptics investment was fully impaired and written down to $0. During the nine months ended September 29, 2012, the remaining amount due on the promissory note was settled in full and the preferred stock was sold in exchange for a total liquidation payment of $6,957. The transaction was recorded as a gain/recovery of investment in the statement of operations and in the operating activities section of the statement of cash flows. The proceeds from the liquidation were received in cash during the nine months ended September 29, 2012 and are included in the investing activities section of the statement of cash flows.

14.	Restructuring
As part of a transition in filter packaging technology and due to a change in product mix, the Company restructured its filter related operations during the nine months ended September 29, 2012. The Company recorded and paid a restructuring charge of $1,763 primarily related to severance costs. These costs were recorded to cost of goods sold in the statement of operations. No restructuring costs were incurred or paid in the three months ended September 29, 2012.

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
During the nine months ended September 29, 2012, the Company repurchased 4,876 shares for $25,000 using cash from operations. No shares were repurchased during the three months ended September 29, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The discussion in this Report contains forward-looking statements, including statements regarding key advantages of our products and the benefits to our customers, participation in government programs and expansion of programs in the future, projected working capital and capital expenditures, potential investment needs, ongoing litigation, and other statements preceded by terminology such as “believes,” “continue,” “could,” “estimates,” “expects,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking statements made below, including, those related to expected demand and growth in the wireless mobile devices, networks and defense & aerospace markets and our ability to take advantage of that growth; changes in our critical accounting estimates and the reasonableness of those estimates; the ability to enter into defense & aerospace contracts; department of defense spending levels and the degree to which we may be affected by particular defense spending; the pace at which we release new products to support the defense & aerospace end market; reinvestment of all our foreign earnings except existing earnings that have previously been taxed; the ability to diversify our customer base; transitions in the mobile devices market including concentration of revenue in the handset market, continued growth of smartphones, shifts in end market demand to top smartphone suppliers, and growth in data traffic outpacing the capability of the existing infrastructure worldwide; our ability to achieve positive operating results; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity and our ability to satisfy our projected expenditures through the next twelve months; factory utilization levels; and other factors and risks referenced in this Report on Form 10-Q and in Item 1A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 entitled “Risk Factors.” In addition, historical information should not be considered an indicator of future performance.
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
We provide our customers with high-performance, low-cost RF solutions in three end markets: mobile devices, networks, defense & aerospace. Our mission is to deliver RF solutions that improve performance and lower the overall cost of our customer's applications and we accomplish this through a diversified product portfolio within these markets. In the mobile devices end market, we provide high performance devices such as integrated modules, duplexers and other filters, small signal components, power amplifiers and switches. In the networks end market, we are a supplier of an extensive portfolio of GaAs microwave monolithic integrated circuits and transistors and SAW and BAW filter components. We provide the defense & aerospace end market with phased-array radar, communications and electronic warfare components and have been recognized as a leader in GaN development.
Wafer and semiconductor manufacturing facilities require a significant level of fixed cost due to investments in plant and equipment, labor costs and repair and maintenance costs. During periods of high demand, factories run at higher utilization rates, generally resulting in improved financial performance. As the overall RF market has grown in recent years, with continuing desire for content expansion in smartphones, there was increased demand for our products. In response, we increased capital expenditures in order to add capacity to our factories. Now with the increased capacity installed, higher fixed manufacturing costs adversely affect operating results because factories are not fully utilized.

Highlights for the Nine Months Ended September 29, 2012
Revenue decreased 11% for the nine months ended September 29, 2012 compared to the nine months ended October 1, 2011.
Mobile devices represents the largest of our three major end markets. Revenue from the sales of our products in the mobile devices end market for the nine months ended September 29, 2012 decreased 18% compared to the nine months ended October 1, 2011. The decrease is primarily due to a decline in revenue from some of our smaller customers as demand shifts amongst the top smartphone suppliers.
Revenue from sales of our products in the networks end market increased 5% for the nine months ended September 29, 2012 compared to the nine months ended October 1, 2011. This increase is being driven primarily by base station expansion and strong demand for our optical products. Growth in data traffic, in the form of streaming video, location services and social networking continues to outpace the capability of the existing infrastructure worldwide. Billions of terabytes of electronic data move around the globe today and traffic continues to expand at an unprecedented rate. This creates demand for TriQuint products to support the upgrades and build-out of the worldwide wireless and wireline networks.
Revenue from sales of our products in the defense & aerospace end market increased 7% for the nine months ended September 29, 2012 compared to the nine months ended October 1, 2011 due to growth in revenue from contracts with the federal government. Our revenue in this market is dependent on program timing, which can result in swings from quarter to quarter. We have continued to win significant production orders during the nine months ended September 29, 2012 for the latest generation of radar systems such as the F-35 Lightning II Joint Strike Fighter, and the Army's TPQ-53 Counter Fire Target and Acquisition Radar. We continue to accelerate the release of new products to support this market. Most notably, we extended our family of industry leading packaged GaN discrete products, adding five new products that provide superior gain and efficiency in a variety of industry standard packages.
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
Our most critical accounting estimates include revenue recognition; valuation of inventory, which affects gross margin; accounting for income taxes, which affects our tax provision; precious metals reclaim, which affects cost of goods sold; stock-based compensation, which affects cost of goods sold and operating expenses and our accounting for litigation and settlement costs. We also have other policies that we consider to be key accounting policies, such as the valuation of accounts receivable, reserves for sales returns and allowances: however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.
We added a critical accounting policy during the nine months ended September 29, 2012 related to our accounting for litigation and settlement costs, which is described below. Refer to our most recent Annual Report on Form 10-K for a description of the remaining policies.
Litigation and settlement costs
 From time to time, we are involved in legal actions. There are many uncertainties associated with any litigation or investigation, and we cannot be certain that these actions or other third-party claims against us will be resolved without costly litigation, fines and/or substantial settlement payments. If information becomes available that causes us to determine that a loss in any of our pending litigation, investigations or settlements is probable, and we can reasonably estimate the loss associated with such events, we will record the loss in accordance with GAAP. However, the actual liability in any such litigation or investigations may be materially different from our estimates, which could require us to record additional costs. In addition, settlement agreements can be complex and involve multiple elements. Determining the fair value of elements within a multiple element settlement arrangement involves estimates and assumptions determined by management, which if different estimates had been used, could materially change the determination of fair value of the elements. Additionally, certain elements of an arrangement may not be reliably determinable and in these cases, we use a residual approach to value these elements.
Results of Operations
The following table sets forth the results of our operations expressed as a percentage of revenue for the three and nine months ended September 29, 2012 and October 1, 2011:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.3	65.1	71.6	61.9
Gross profit	30.7	34.9	28.4	38.1
Operating expenses:
Research, development and engineering	20.3	16.9	19.4	16.6
Selling, general and administrative	13.1	10.6	13.3	11.0
Litigation expense	—	1.8	1.3	2.5
Total operating expenses	33.4	29.3	34.0	30.1
(Loss) income from operations	(2.7)	5.6	(5.6)	8.0
Other (expense) income:
Interest income	0.0	0.0	0.0	0.1
Interest expense	(0.3)	(0.2)	(0.2)	(0.2)
Foreign currency gain (loss)	0.0	(0.1)	(0.0)	(0.0)
Recovery of investment	—	0.2	1.2	0.1
Other, net	0.0	0.0	0.0	0.0
Total other (expense) income, net	(0.3)	(0.1)	1.0	(0.0)
(Loss) income before income tax	(3.0)	5.5	(4.6)	8.0
Income tax expense (benefit)	2.6	(1.4)	(0.8)	1.4
Net (loss) income	(5.6)%	6.9%	(3.8)%	6.6%
Three Months Ended September 29, 2012 and October 1, 2011
Revenue from Operations
Revenue decreased $15.2 million, or 7%, for the three months ended September 29, 2012 compared to the three months ended October 1, 2011.
Revenue by end market for the three months ended September 29, 2012 and October 1, 2011, was as follows:

(in millions)	Three Months Ended
	September 29, 2012	October 1, 2011
Mobile Devices	$127.0	$151.5
Networks	49.8	43.7
Defense & Aerospace	24.0	20.8
Total	$200.8	$216.0

Mobile Devices
Revenue from the sales of our products in the mobile devices end market decreased approximately 16% to for the three months ended September 29, 2012 compared to the three months ended October 1, 2011. Revenue from the sales of our products in the three primary submarkets of the mobile devices end market was as follows:

(in millions)	Three Months Ended
	September 29, 2012	October 1, 2011
3G/4G	$102.8	$112.6
2G	4.7	7.1
Connectivity	19.5	31.8
Total	$127.0	$151.5
3G/4G revenue declined primarily as a result of decreased demand from our smaller customers due to shifts in market share and consolidation among top smartphone suppliers. 2G revenue declined as we shifted focus away from this product area. Connectivity revenue declined primarily as a result of transition to the next generation of products.
Networks
Revenue from the sales of our products in the networks end market increased approximately 14% for the three months ended September 29, 2012 compared to the three months ended October 1, 2011. The increase was primarily due to higher sales of our transport products, driven largely by the strong growth in demand for our optical products. Revenue from the sales of our products in the three primary submarkets of the networks end market was as follows:

(in millions)	Three Months Ended
	September 29, 2012	October 1, 2011
Radio Access	$17.8	$16.9
Transport	25.0	20.2
Multi-market	7.0	6.6
Total	$49.8	$43.7
Defense & Aerospace
Revenue from the sales of our products in the defense & aerospace end market increased approximately 15% for the three months ended September 29, 2012 compared to the three months ended October 1, 2011, due primarily to the timing of programs.
Significant Customers
For the three months ended September 29, 2012 and October 1, 2011, sales to Foxconn Technology Group accounted for 31% and 35% of our revenue, respectively. While we strive to maintain a strong relationship with our customers, our customers' product life cycles are short as they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by Foxconn Technology Group or our other customers. Any significant loss of, or a significant reduction in purchases by this, or other significant customers, could have an adverse affect on our financial condition and results of operations.
Some of our mobile devices end customers use multiple subcontractors for product assembly and test and some of those subcontractors have multiple customers. Therefore, revenues from our customers may not necessarily equal the business of a single mobile devices end customer.
Gross Profit
Our gross profit as a percentage of revenue decreased to 30.7% for the three months ended September 29, 2012, from 34.9% for the three months ended October 1, 2011. The decrease in gross profit was primarily the result of increased capacity placed into service during the nine months ended September 29, 2012 coupled with lower demand, which resulted in a lower factory utilization rate in the three months ended September 29, 2012.
Operating expenses
Research, development and engineering
Our research, development and engineering expenses for the three months ended September 29, 2012 compared to the three months ended October 1, 2011 increased $4.4 million, or 12%. The increase was primarily the result of increased spending on material to develop new products, qualification costs and prototypes.
Selling, general and administrative

Selling, general and administrative expenses for the three months ended September 29, 2012 increased $3.5 million, or 15%, compared to the three months ended October 1, 2011. The increase in selling, general and administrative expenses primarily resulted from more medical claims submitted under our self-insurance program.
Litigation expense
Litigation expense for the three months ended September 29, 2012 decreased $4.1 million, or 100% compared to the three months ended October 1, 2011, as a result of settling the Avago litigation. Details regarding this matter are more fully described in Part II, Item 1 - Legal Proceedings.
Other expense, net
Other expense, net was relatively flat for the three months ended September 29, 2012 compared to the three months ended October 1, 2011, with an increase of $0.3 million, or less than 1% as a percentage of total revenue.
Income tax expense (benefit)
We recorded an income tax expense of $5.1 million and an income tax benefit of $3.1 million for the three months ended September 29, 2012 and October 1, 2011, respectively. Income tax expense for the three months ended September 29, 2012 was primarily associated with U.S. federal and state income taxes due to the mix of profit and loss between jurisdictions and the recognition of additional valuation allowance. The income tax benefit for the three months ended October 1, 2011 was primarily associated with the release of certain liabilities due to the expiration of the statue of limitations and the recognition of additional tax credits related to Research and Experimental ("R&E") spending.
Nine Months Ended September 29, 2012 and October 1, 2011
Revenue from Operations
Revenue decreased $73.5 million, or 11%, for the nine months ended September 29, 2012 compared to the nine months ended October 1, 2011.
Revenue by end market for the nine months ended September 29, 2012 and October 1, 2011, was as follows:

(in millions)	Nine Months Ended
	September 29, 2012	October 1, 2011
Mobile Devices	$387.7	$472.5
Networks	142.3	135.1
Defense & Aerospace	65.6	61.5
Total	$595.6	$669.1

Mobile Devices
Revenue from the sales of our products in the mobile devices end market decreased approximately 18% for the nine months ended September 29, 2012 compared to the nine months ended October 1, 2011. Revenue from the sales of our products in the three primary submarkets of the mobile devices end market was as follows:

(in millions)	Nine Months Ended
	September 29, 2012	October 1, 2011
3G/4G	309.2	339.1
2G	18.3	30.4
Connectivity	60.2	103.0
Total	387.7	472.5
3G/4G revenue declined primarily as a result of reduced demand from our smaller customers due to shifts in market share and consolidation among top smartphone suppliers. 2G revenue declined as we shifted focus away from this product area. Connectivity revenue declined as a result of transition to the next generation of products.

Networks
Revenue from the sales of our products in the networks end market increased approximately 5% for the nine months ended September 29, 2012 compared to the nine months ended October 1, 2011. The increase was primarily driven by an increase in sales of our transport products, driven largely by the strong growth in demand for our optical products. Revenue from the sales of our products in the three primary submarkets of the networks end market was as follows:

(in millions)	Nine Months Ended
	September 29, 2012	October 1, 2011
Radio Access	47.9	45.9
Transport	72.5	67.8
Multi-market	21.9	21.4
Total	142.3	135.1
Defense & Aerospace
Revenue from the sales of our products in the defense & aerospace end market increased approximately 7% for the nine months ended September 29, 2012 compared to the nine months ended October 1, 2011, primarily due to the timing of programs.
Significant Customers
For the nine months ended September 29, 2012 and October 1, 2011, Foxconn Technology Group accounted for 31% and 34% of our revenue, respectively.
Gross Profit
Our gross profit as a percentage of revenue decreased to 28.4% for the nine months ended September 29, 2012, from 38.1% for the nine months ended October 1, 2011. The decrease in gross profit was primarily the result of increased capacity put in place during 2012, coupled with lower demand, thereby resulting in a lower factory utilization rate.
Operating expenses
Research, development and engineering
Our research, development and engineering expenses for the nine months ended September 29, 2012, compared to the nine months ended October 1, 2011 increased of $5.1 million, or 5%. The increase was primarily the result of increased spending on material to develop new products, qualification costs and prototypes.
Selling, general and administrative
Selling, general and administrative expenses for the nine months ended September 29, 2012 increased $5.7 million, or 8%, compared to the nine months ended October 1, 2011. The increase in selling, general and administrative expenses primarily resulted from more medical claims submitted under our self-insurance program.
Litigation expense
Litigation expense for the nine months ended September 29, 2012 decreased $9.4 million, or 56%, compared to the nine months ended October 1, 2011, as a result of settling the Avago litigation in May 2012. Details regarding this matter are more fully described in Part II, Item 1 - Legal Proceedings.
Other income (expense), net
Other income, net for the nine months ended September 29, 2012 was $6.0 million, compared to other expense, net of $0.2 million for the nine months ended October 1, 2011. The fluctuation in other income (expense), net when comparing the nine months ended September 29, 2012 to the nine months ended October 1, 2011, was primarily due to the $7.0 million gain/recovery on the sale of a previously impaired investment for the nine months ended September 29, 2012.
Income tax (benefit) expense
We recorded an income tax benefit of $5.1 million for the nine months ended September 29, 2012 and income tax expense of $9.6 million for the nine months ended October 1, 2011. The income tax benefit for the nine months ended September 29, 2012 was primarily associated with our pre-tax loss, offset by an accrual for unrecognized tax benefits. The income tax expense for the nine months ended October 1, 2011 primarily resulted from U.S. federal and state income taxes, offset by benefits from the release of certain liabilities due to the expiration of the statute of limitations and the recognition of additional tax credits related to R&E spending.

Liquidity and Capital Resources
Liquidity
As of September 29, 2012, our cash, cash equivalents and short-term marketable securities decreased $17.7 million, or 11%, from December 31, 2011, primarily as a result of the repurchase of approximately 4.9 million shares of our stock for $25.0 million. Other related changes at September 29, 2012 compared to December 31, 2011 were:

•
Our accounts receivable balance increased $6.3 million, or 5%, primarily due to higher shipment activity during the last five weeks leading up to the end of the period, partially offset by lower quarterly revenue.

•	Our inventory balance increased $2.6 million, or 2%. The increase was primarily due to the building of inventory in anticipation of increased demand.

•
Our net property, plant and equipment decreased $25.2 million, or 5%. The decrease was the result of depreciation expense recognized on existing assets of $64.4 million, which outpaced capital additions in the first nine months of 2012. Capital expenditures during the period amounted to $46.0 million, which excludes the timing effects of payments of capital expenditures in prepaid expenses and accounts payable of $6.6 million.

•	Our long term liabilities increased $17.0 million, or 145%, primarily due to recognition of a liability under a cross licensing agreement.
Sources of Liquidity
Our current cash, cash equivalents and short-term investments balances, ($68.4 million domestic and $76.2 million foreign) together with cash anticipated to be generated from operations and the balance available on our $200 million syndicated credit facility, constitute our principal sources of liquidity. We believe these sources will satisfy our projected expenditures through the next twelve months. We intend to permanently reinvest all foreign earnings except for liquidated foreign entities and existing earnings that have been previously taxed. We are not presently aware of any restrictions on the repatriation of these funds. If these funds were needed to fund our operations in the U.S., they could be repatriated. Repatriation of our foreign funds would require board approval and could result in additional U.S. income taxes and foreign withholding taxes which could be partially offset by net operating losses and/or foreign tax credits. Determining the amount of possible future taxes is not practicable. At this time, we believe our domestic funds, along with the syndicated credit facility, are sufficient to meet our net domestic cash requirements for the next twelve months. The principal risks to these sources of liquidity are lower than expected earnings or capital expenditures in excess of our expectations, in which case we may be required to finance any shortfall through additional equity offerings, debt financing or credit facilities. We may not be able to obtain additional financing or credit facilities, or if these funds are available, they may not be available on satisfactory terms.
On May 2, 2012, our Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $50 million of our outstanding common stock. We expect to use cash from operations to fund the repurchase program, which is authorized through May 2, 2013. Repurchases of our common stock by month during the nine months ended September 29, 2012 were as follows (in millions except per share data):

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar amount of shares that may yet be purchased under the plan
May 1 to May 31	4.6	$5.13	4.6	$26.6
June 1 to Jun 30	0.3	$5.13	0.3	$25.0
July 1 to September 29	—	—	—	—

The following table summarizes our scheduled contractual commitments as of September 29, 2012 that will affect our future liquidity (in millions):

		Payments Due By Period
(in millions)	Total	2012	2013-2014	2015-2016	Thereafter
Operating Leases(1)	14.1	0.9	5.0	3.2	5.0
Deferred Compensation(2)	4.5	—	—	—	4.5
Cross-licensing liability(3)	23.4	0.6	4.8	4.8	13.2
Sabbatical(4)	6.9	0.3	2.3	2.4	1.9
Other Obligations(5)	6.0	0.4	1.8	0.7	3.1
Total	$54.9	$2.2	$13.9	$11.1	$27.7
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

(5)
The balance represents the estimated pension liability payable to the employees of our German subsidiary, the earnout and milestone payment related to the acquisition of developed technology and the estimated obligation related to an agreement for assembly and test services in the Philippines. The pension liability becomes payable when the covered employees reach the age of 60 or 65. The liability was acquired through our purchase of the GaAs business of Infineon in 2002. We elected to secure the liability through a reinsurance program supported by us. We have included the reinsurance receivables of $3.4 million in the “Other noncurrent assets, net” line item on our consolidated balance sheets and our obligation to deliver the pension obligation in the “Other long-term liabilities” line item on our consolidated balance sheets.

As of September 29, 2012, we had approximately $3.2 million of net tax liabilities, which are included as “Long term income tax liability” in our consolidated balance sheets. We do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. Further, we are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.
Recent Accounting Pronouncements
See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Off Balance Sheet Arrangements
As of September 29, 2012, we did not have any off balance sheet arrangements, as defined in Regulation S-K Item 303(a)(4). We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our investments in cash equivalents are classified as available-for-sale securities and consist of highly-rated, short-term investments, such as money market funds, in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. The following table shows the fair value of our investments as of September 29, 2012 (in millions):

	Cost	Fair Value
Cash and cash equivalents (including unrealized loss of less than $0.1)	$114.4	$114.4
Short-term available-for-sale investments (including net unrealized losses of less than $0.1)	$30.2	$30.2
Foreign Currency Risk
We are exposed to currency exchange rate fluctuations because we sell our products internationally and have operations in Singapore, Costa Rica and Germany. We manage the foreign currency risk of our international sales, purchases of raw materials and equipment by denominating most transactions in U.S. dollars.

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
Avago filed an answer and counterclaims on September 17, 2009 denying the patent infringement allegations made by us in our complaint, and asserting that our products infringed upon ten of Avago's U.S. patents. The patents asserted by Avago are: 6,262,637, 6,377,137, 6,841,922, 6,864,619, 6,909,340, 6,933,807, 7,268,436, 7,365,619, 6,051,907 and 6,812,619. Avago's counterclaim asserted that our alleged infringement was willful and sought unspecified compensatory and enhanced damages and injunctive relief. On October 16, 2009, we filed an answer and counterclaims denying Avago's patent infringement allegations, and asserted antitrust claims under Section 7 of the Clayton Act and Section 2 of the Sherman Act. As stated in the counterclaim, the antitrust claims related to Avago's anticompetitive conduct through its acquisition of the BAW business of Infineon Technologies, Inc. (“Infineon”) and a series of acquisitions of BAW-related patents from Infineon and other companies, and through other anticompetitive conduct in the market. On March 5, 2010, Avago filed an amended answer and counterclaims asserting violation of the California Uniform Trade Secret Act and, per the court's order, we simultaneously filed an amended complaint, answer and counter-claim. Avago's trade secret allegations related to Infineon information included in Avago's acquisition of Infineon's BAW division and our employment of two former Infineon employees. On April 5, 2010, we filed an answer to Avago's amended answer and counterclaims, in which we denied Avago's allegations regarding violation of the California Uniform Trade Secret Act. Following further motion practice, on August 4, 2010, we filed our First Amended Complaint and on August 26, 2010, Avago filed its answer and counterclaims expanding its patent and trade secret claims to include copyright infringement. On September 16, 2010, we submitted our answer, in which we denied Avago's allegations. On December 14, 2010, the Court held a claim construction hearing and on January 12, 2011, the Court issued its claim construction ruling. Fact and expert discovery closed and summary judgment and several ancillary motions were decided by order dated February 24, 2012 (the "Summary Judgment Order"). The Summary Judgment Order denied Avago's Motion for Summary Judgment in its entirety and granted TriQuint's motion in part by dismissing four of Avago's patent claims, the copyright, tort and unfair competition claims and certain of Avago's trade secret claims. The Court denied Avago's motion for spoliation sanctions without prejudice. The remaining case, including TriQuint's patent and antitrust claims against Avago and Avago's remaining patent and trade secret claims against TriQuint was scheduled to proceed to trial. On May 15, 2012, we entered into a confidential agreement with Avago to end all outstanding legal disputes related to the pending litigation. In addition, pursuant to the confidential agreement, we entered into a patent cross-licensing agreement.

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

TRIQUINT SEMICONDUCTOR, INC.

Dated: November 1, 2012	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: November 1, 2012	By:	/s/ STEVE BUHALY
Steve Buhaly
Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.

* Management contract or compensatory plan