Form 10-K
period 2012-12-31
TRIQUINT SEMICONDUCTOR INC
filed 2013-02-26
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2012
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number	0-22660
TRIQUINT SEMICONDUCTOR, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3654013
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2300 N.E. Brookwood Parkway, Hillsboro, Oregon	97124
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(503) 615-9000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

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
Large accelerated filer ☒     Accelerated filer  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on June 30, 2012, the last day of the Registrant’s second fiscal quarter was approximately $687,854,866. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the Registrant’s outstanding common stock have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity securities.
As of February 22, 2013, there were 160,754,564 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2013 annual meeting of stockholders, which is scheduled to be held on May 14, 2013. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s year ended December 31, 2012.

Important Notice to Stockholders:
This Annual Report on Form 10-K contains both historical information and forward-looking statements about TriQuint Semiconductor, Inc. (collectively with its wholly owned subsidiaries, “TriQuint,” “we,” “us,” “our” or “our company”). In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “estimates,” “expects,” “feels,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “reasonably,” “should,” “could,” “thinks,” “will” or the negative of these terms or other comparable terminology. Forward-looking statements in this Annual Report on Form 10-K include, in particular, statements regarding:

•	Our future growth and innovation;

•	Expected demand and growth in the wireless mobile devices and networks markets and our ability to take advantage of that growth;

•	Changes in our critical accounting estimates and the reasonableness of those estimates;

•	Our ability to enter into defense & aerospace contracts and the pace at which we release new products to support the defense & aerospace end market;

•	Department of defense spending levels and the degree to which we may be affected by particular defense spending;

•	Reinvestment of all our foreign earnings except existing earnings that have previously been taxed;

•
Transitions in the mobile devices market including concentration of revenue in the handset market, continued growth of smartphones, shifts in end market demand to top smartphone suppliers, and growth in data traffic outpacing the capability of the existing infrastructure worldwide;

•	Growth in the number of handset subscribers;

•	increasing demand for applications, services and the associated high-speed data for smartphones, tablets, computers and TVs;
Reductions in supplier prices;

•	Transactions affecting liquidity and our ability to satisfy our projected expenditures through the next twelve months;

•	Adequacy of domestic funds and credit facility to meet domestic cash requirements;

•	Our investment in expanding capacity and expected capital expenditures;

•	Increased RF content in devices and networks;

•	Our continued establishment and maintenance of close working relationships with industry leaders in our target markets;

•	Establishment of new, strategic relationships with companies that provide access to new technologies, products and markets;

•	Our mobile device strategy and ability to meet the needs and demands of the market;

•	Increasing demand from our international customers;

•	New GaN product introductions, including additional high-power switches, amplifiers and related products;

•	The results of our investigation of a potential scrap issue related to the ramp of new GaAs capacity and potential related charges;

•	Intensified competition from existing integrated circuit, SAW and BAW device suppliers, and from the potential entry of new competitors into our target markets;

•	Increased worldwide regulatory activity relating to climate change;

•	Adoption of product related environmental regulations in additional countries and locations

•	Our spending on research and development; and

•	Long-term growth prospects of our networks markets, investments by telecommunications companies in infrastructure and growth in consumer demand for data.
A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results, including, potential customer concentration risks; introduction and acceptance of new products; changes in our critical accounting estimates; losses that may be incurred in litigation; risks associated with manufacturing yields and our ability to improve yields, costs and subcontractor services; reductions in United States defense spending; risks associated with our production outside of the U.S.; our reliance on certain suppliers; our expectations regarding the selling prices for our products and the prices of our suppliers' products; risks associated with intellectual property, including protecting our interests and against infringing on others’; the impact of environmental regulations on our business; risks associated with our unfilled orders; transactions affecting liquidity; capital expenditures; and other risks and uncertainties. Factors that could cause or contribute to these differences include, the risks discussed in Part I of this report entitled “Risk Factors.” These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Please see Item 1A, “Risk Factors,” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.
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

Overview
TriQuint Semiconductor, Inc. provides a comprehensive portfolio of advanced, high-performance radio frequency ("RF") solutions. We are a high-volume supplier of both active and passive technologies. We design, develop and manufacture these high-performance power amplifier, switch and filter modules in-house and provide them to the broad market, uniquely integrating many of the world's most advanced RF solutions to deliver solid customer value. We serve customers worldwide in mobile device, networks and defense & aerospace markets. We have built core competencies in gallium arsenide ("GaAs"), gallium nitride ("GaN"), surface acoustic wave ("SAW") and bulk acoustic wave ("BAW") technologies. We reach further, with solutions that boost performance and extend range while reducing size and bill of materials. We reach faster, utilizing our broad technology portfolio to simplify complex RF challenges and allow our customers better time to market.
We were incorporated in California in 1981 and reincorporated in Delaware on February 12, 1997. Our principal executive offices are located at 2300 NE Brookwood Parkway, Hillsboro, Oregon 97124 and our telephone number at that location is (503) 615-9000. We operate worldwide with our design, sales and manufacturing facilities located throughout Asia, Europe and North America. Our principle design and manufacturing facilities are located in Oregon, Texas and Florida. Information about our company is also available at our website, www.triquint.com, which includes links, free of charge, to reports and amendments to those reports we have filed with the Securities and Exchange Commission ("SEC"). The contents of our website are not incorporated by reference in this Annual Report on Form 10-K. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports can also be accessed at the SEC website, www.sec.gov.
Industry Background
Ever growing demand for always-on connectivity drives the entire wired and wireless communications ecosystem. Today's sophisticated mobile devices support simultaneous voice, data, video, location services and wireless connectivity options. As advanced fourth generation ("4G") networks are deployed around the world, third generation ("3G") high-speed, data-centric service continues to expand in most mature global wireless markets and second generation ("2G") service is still growing in markets that were previously under-served. The cellular and WiFi radios in mobile devices provide connectivity across a proliferating range of mobile devices. As long-term evolution ("LTE") networks roll out and RF complexity increases, device manufacturers are turning to highly integrated modules to simplify design and boost performance for radio front-ends. TriQuint was a pioneer in producing the integrated module and continues to drive integration advancements. In addition to widely adopted smartphones, highly integrated devices are now being leveraged within new data-centric devices, such as data cards for laptops and tablets, and a whole new genre of infotainment appliances, such as e-readers, gaming consoles, digital television and navigation devices.
To support these feature-rich mobile devices, network infrastructure operators are expanding capacity, re-architecting designs, increasing 3G base station deployments, accelerating 4G deployments and upgrading transport capacity through microwave point-to-point ("PtP") radio and optical network links. In addition, many are turning to WiFi offload strategies to ease the strain from skyrocketing mobile data traffic on congested cellular networks. Additionally, the cable industry continues to undergo upgrades to the data over cable service interface specifications ("DOCSIS®") 3.0 and the emerging 3.1 standards. These standards provide the means for achieving higher upstream and downstream data throughput. This critical functionality is essential for high-definition TV, two-way video and advanced on-demand programming services, as well as high-speed internet connectivity in both traditional cable television ("CATV") networks and emerging fiber-optic systems. The RF content in premises-based devices and distribution networks is increasing due to higher frequency systems and the need to accommodate more content over existing infrastructure. TriQuint offers a broad product portfolio that serves these growing markets, including packaged radio amplifiers for transmit and receive systems and standard-setting optical modulator drivers.
Defense & aerospace markets rely on dependable microwave monolithic integrated circuits ("MMICs") in die-level and packaged forms, as well as SAW and BAW filters. Today's global defense & aerospace industry looks for commercial off-the-shelf ("COTS") convenience, balanced against the rigorous performance standards that typify microwave products for advanced communications, radar and national security use. Defense & aerospace applications require extreme precision, reliability, durability and supply assurance. TriQuint products include high power amplifiers, low noise amplifiers, switches, fixed frequency and voltage controlled oscillators, filters and attenuators for use in a variety of advanced systems, such as active phased array radar, guidance, missiles, electronic warfare and counter measures and space communications systems.

To address market demand for higher levels of performance, electronic communications systems manufacturers have relied heavily on advances in high-performance components and modules such as those that we produce. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. Similarly, GaN advancements by TriQuint have shown that GaN devices now in production can be smaller than GaAs-based products and operate at even wider bandwidths and frequencies, making GaN ideal as a high-frequency/high-power RF solution that can reduce bills of materials while shrinking RF circuit sizes. TriQuint has also achieved record-setting reliability with its second generation GaN on silicon carbide ("SiC") process, which reduces long-term maintenance and expands the lifetime of components in critical systems. GaAs and GaN semiconductor technologies are generally better alternatives to silicon solutions in almost all high-performance RF, microwave and millimeter wave applications. The higher electron mobility of GaAs and GaN enables the integrated circuits to operate at higher speeds or power than silicon devices, with lower current consumption. Lower current consumption is important in mobile devices and a wide range of network infrastructure; it dramatically increases operational time in mobile devices while lowering electricity cost and overall operating expense in base stations, CATV systems and similar RF applications. In addition, SAW and BAW technologies offer a number of advantages over traditional filter technologies, including precise frequency control and selectivity, minimal distortion, reduced size and weight, high reliability and environmental stability. In general, SAW technology has a cost/performance advantage from low frequencies to approximately 2.5 gigahertz. BAW technology has a cost/performance advantage from approximately 2.5 to 10 gigahertz.
TriQuint Mission and Strategy
Our mission is to deliver complete RF solutions that improve the performance and lower the overall cost of our customers' applications. Our strategies to achieve this mission are to drive innovation and integration, ensure we serve a complementary and diverse set of markets and achieve scale through targeted growth.
We continue to invest in research and development ("R&D"), capacity expansion and hiring the best and brightest talent. These tactics are enabling us to serve an array of growing markets with a diversified product portfolio within the communications and defense industries.
Total RF front-end solutions
In the mobile devices end market, we utilize our broad technology portfolio to simplify increasing RF complexity and enable a faster time to market for our customers. We create integrated RF front-end solutions that include multiple bands, frequencies and communication standards into small, high-performance modules. Moreover, we are strategically focused on taking integration even further by combining high-performance filters, power amplifiers and switches into complete RF front-ends. By integrating discrete components into space-saving modules, we deliver greater functionality and higher performance in smaller form factors, thus providing greater value for 2G/3G/4G and WiFi devices worldwide.
Trusted partner for advanced RF solutions
TriQuint is a trusted resource and strategic partner for customers through integrated RF solutions and services that enable growth and profitability. TriQuint provides R&D leadership backed by decades of product and service innovation. These qualities have collectively made us a provider of choice for advanced network infrastructure and defense & aerospace RF systems.  TriQuint is also a Microelectronics Trusted Source accredited by the United States ("U.S.") Department of Defense (“DoD”) for foundry, post-processing, packaging/assembly and test services (Category 1A). We deliver highly integrated products, discrete solutions, trusted applications support, foundry services and personal customer service. We offer a variety of packaging, assembly and test options to meet our customers' performance needs. Our growing team of applications engineers and designers at our U.S.-based manufacturing and design centers, as well as our international offices, are focused on meeting our customers' global requirements. Our global sales and distribution teams offer local support to help ensure on-going customer satisfaction.
Technology leadership and relationships
We enjoy long-standing institutional relationships with leading smartphone and tablet manufacturers that have built and are expanding the world's broadband communications networks. Customers of our defense & aerospace end market include key defense subcontractors to the U.S. government. Our advanced technology is sought after in the industry and we continue to focus internal and external R&D resources on the development and maturity of GaN solutions. In 2012, we demonstrated record-setting GaN on SiC reliability that can extend RF system lifetimes and reduce maintenance while delivering other key performance advantages found in GaN-based solutions. Besides GaN, we continue to push the limits of GaAs, SAW and BAW technologies and have most recently refined our processes for wafer-level packaging ("WLP"), as well as temperature-compensated SAW ("TC-SAW") for premium filter products. Our talented design engineers use these core competencies in addition to complementary technologies such as silicon on insulator ("SIO") and complementary metal-oxide-semiconductor ("CMOS") power amplifiers and switches.

Additionally, we have new contract awards, including the Microscale Power Conversion ("MPC") and Near Junction Thermal Transport ("NJTT") GaN programs. Our work supporting the Defense Production Act Title III manufacturing contract and the Nitride Electronic Generation Technology ("NeXt") gallium nitride programs are on-going. TriQuint R&D endeavors are the foundation for product and service innovations that reach across all of our end markets and applications.
Market diversity
We offer a broad range of RF products and services that address numerous end-user applications in synergistic mobile device, networks and defense & aerospace end markets. This balanced portfolio includes foundry services, die level solutions, integrated MMICs, packaged components and modules, as well as integrated assemblies that combine multi-function semiconductor and filter chips in standard and custom packages. TriQuint products are designed and manufactured utilizing a variety of technologies and wafer substrates well suited for end-market application requirements.
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
Markets, Products and Applications
We offer a broad array of filtering, switching and amplification products for RF, microwave and millimeter-wave applications. We utilize specialized substrate materials and high-performance process technologies such as GaAs, GaN, pseudomorphic high electron mobility transistors ("pHEMT"), GaN HEMT, heterojunction bipolar transistors ("HBT"), metal-semiconductor field effect transistor ("MESFET"), bipolar high electron mobility transistor ("BiHEMT"), WLP, copper flip ("CuFlipTM"), SAW, TC-SAW and BAW to design and manufacture products which are intended to improve the performance and lower the overall cost of our customers' applications. We believe our products offer other key advantages relative to competing devices, including steeper selectivity, improved linearity, lower distortion, higher output power and power-added efficiency, as well as reduced size and weight, and more precise frequency control. Our broad range of standard and customer-specific integrated circuits, components and modules, in addition to SAW and BAW duplexers and filters, combined with our manufacturing and design capabilities, allow customers to select the specific product solution that best fulfills their technical and time-to-market requirements.
We focus on three end markets in the electronic communications system industry: mobile devices, networks and defense & aerospace.
Mobile Devices
The demand in the mobile devices end market has evolved over the past several years as a result of increased demand for enhanced voice and data communication capabilities. Users want mobile devices to provide signal quality similar to wired communication systems, to be smaller and lighter, to accommodate longer talk and standby time and to contain complex functionality such as digital cameras, video recorders, music players, global positioning systems ("GPS"), Bluetooth®, and internet access. The most significant trend today in the mobile devices market is the growth of smartphones and tablets. These devices contain application processing capability that allows the device to be a platform for a wide variety of software applications, including e-mail, calendar, location-based services, web-based services, music, video, travel aids and a multitude of games. Smartphones typically have power amplifiers, filtering and switches for voice and data communications. Additionally, they typically have multiple bands enabling multi-region access and coverage – i.e. some smartphones can be used almost anywhere in the world. The increased number of RF bands has increased the overall dollar content in an average smartphone by two to four times compared to a traditional voice-only phone. Likewise, tablets drive additional demand for wireless local area networks ("WLAN") and cellular bands in order to support data communication. The increase in wireless communication traffic has resulted in congestion of the assigned frequency bands, creating capacity issues for network operators. As a consequence, wireless communications standards are evolving to more efficiently utilize the available spectrum. Demand has increased for mobile devices that work across multiple standards and frequency bands. Mobile devices of this complexity provide new technical challenges that our products are well suited to address, and we believe our mobile device strategy will meet the needs of this evolving market.
We sell electronic components for mobile phones, including RF filters, duplexers, power amplifiers (“PAs”) and power amplifier modules (“PAMs”), switches, transmit modules (“TXMs”), power amplifier + duplexer (“PAD”) modules, multi-mode, multi-band power amplifiers ("MMPA"), single and dual band WLAN modules and other advanced products to meet the changing needs of the global communications marketplace. Our products support 2G, 3G and 4G standards, global system for mobile communication ("GSM"), general packet radio service ("GPRS"), enhanced data rates for GSM evolution ("EDGE"), code division multiple access ("CDMA"), evolution-data optimized ("EV-DO"), wideband code division multiple access

("WCDMA"), high speed packet access ("HSPA"), WEDGE, WGPRS, LTE, WLAN, Bluetooth® and others and can be found across this wide frequency spectrum. Our compact, highly integrated modules and components enable quicker design turns, higher performance, lower part count and reduced overall solution costs.
We sell our products to mobile device manufacturers worldwide. Historically, the demand for RF components and modules has been driven by the increasing usage of mobile devices across the globe and the increasing complexity of those mobile devices, which utilize features such as multi-band radios and GPS. The total number of handset subscribers continues to grow, with China and India growing at the fastest rates. We categorize the mobile devices end market into three primary submarkets: 3G/4G, 2G and connectivity.
Our access to various technologies such as GaAs, lithium niobate ("LiNbO3") and silicon materials coupled with device design can provide key performance advantages, such as higher frequency operation, improved signal reception and transmission, better signal processing in congested bands and greater power efficiency for longer battery life, all important attributes of the mobile device experience. Further, our access to a broad range of process technologies enables us to integrate them in applications to optimize both product performance and cost, while providing mobile device designers with what we believe is the utmost flexibility while successfully addressing their requirements for low noise, efficient power amplification, low loss switching and efficient/accurate frequency conversion.
Historically, we have experienced seasonal fluctuations in our sales of mobile device components. Our revenue is generally the strongest in the third and fourth quarters in response to the holiday selling season, and weakest in the first quarter of each year.
Revenue from the mobile devices end market accounted for approximately 65% of our total revenue in 2012, compared to 71% of our revenue in 2011 and 68% of our revenue in 2010.
Networks
We sell products that support the transfer of voice, video and data across wireless and wired infrastructure. The increasing demand for applications, services and the associated high-speed data for smartphones, tablets, computers and TVs is driving a dramatic evolution in the infrastructure that carries this data. This translates to requirements for systems and components with higher frequency, broader bandwidth, greater linearity, lower power consumption and smaller size. To reduce operator complexity and capital investment, systems need to cover multiple bands and modulation standards, without increasing size or cost.
In this rapidly changing landscape, our goal is to “Simplify RF” for our customers through innovative device, filtering and packaging technologies, integration and our long history of quality, reliability and customer support. Our products for the networks end market target three main applications:

•	Transport, which includes wireless and wired broadband networks for CATV, fiber-to-the-home ("FTTH"), PtP radio, Very-Small Aperture Terminals ("VSAT") and optical transport networks ("OTN");

•	Radio Access, which comprises 2G, 3G, 4G / LTE and multi-carrier, multi-standard base stations; and

•	Multi-markets, such as automotive radar, telematics and advanced metering infrastructure ("AMI").
TriQuint offers a broad range of products for these applications, including low-noise, variable-gain, driver and power amplifiers, digital and analog attenuators, frequency converters, voltage-controlled oscillators, switches, SAW filters, BAW filters, and multi-chip modules ("MCMs") that integrate multiple functions.
TriQuint products are differentiated by superior performance, reflecting our unique GaAs, GaN, SAW and BAW processes combined with innovative design and packaging. For example, in radio access applications, our amplifiers offer high linearity and efficiency with high output power and low power consumption. In optical transport networks, our modulator drivers provide a wide output voltage swing, low jitter and high fidelity electrical “eye” performance for 40 and 100 gigabits per second ("Gb/s") networks.
We utilize our process and assembly technologies to achieve superior performance and integrate RF functionality at both the integrated circuit and multi-chip module levels. The range of process technologies we can draw upon spans from 100 megahertz ("MHz") to 100 gigahertz ("GHz"), low noise to high power. As an example, our high-voltage HBT ("HVHBT") and GaN processes provide two options for addressing very high power, high efficiency and high linearity applications. Our multi-chip modules utilize our high-volume assembly capabilities used in the manufacturing of our products for the mobile devices end market, to achieve low cost and high quality for infrastructure applications.

To assist our customers in using our products, we use a global network of sales representatives and distributors. We maintain an extensive web site containing product information and publish a comprehensive product selection guide annually. This is supplemented by our global team of application engineers, who provide both pre and post-sale technical support.
Revenue from the networks end market accounted for approximately 23% of our total revenue in 2012, compared to 20% in 2011 and 21% in 2010.
Defense & Aerospace
Our largest customers in the defense & aerospace end markets are military contractors serving the U.S. government. These prime contractors and subcontractors use our die-level integrated circuits ("ICs"), MMICs and multi-chip modules for radar electronic warfare and communications systems. These programs include major shipboard, airborne and battlefield radar systems as well as satellite communications and guidance applications. Our products are used in large scale programs with long lead-times. Once a component has been designed into an end-use product for a military application, the same component is generally used during the entire production life of the end-use product.
Our products utilized in ground-based radars are bringing new capabilities to detect and neutralize threats against infantry defense forces around the globe. We are actively engaged with existing customers while seeking greater emerging application opportunities. For example, our airborne radar experience with F-22 and F-18 systems has led to ongoing work in the multi-national F-35 Lightning/Joint Strike Fighter (“JSF”) program as well as one of the newest anti-missile phased array radar systems. In addition, we expect our products to be used in retrofits that upgrade the radars and other systems for the existing F-15, F-16 and F-18 fleets.
The capability to track multiple targets simultaneously is one of the key enhancements found in the new generation of fighters such as the F-35 JSF. We are teamed with contractors in this program as well as engaged in retrofits of other tactical fighter jet programs. TriQuint microwave PAs provide the capability to transmit the power that is at the heart of phased array radar operation. These radars consist of large element arrays composed of many individual integrated circuits. In addition to supplying components for airborne and ground-based phased array radars, TriQuint is engaged with prime defense contractors in the continuing development and production of radars for shipboard applications. In the military communications field, we supply filters, amplifiers and other components for hand-held and satellite communications systems. TriQuint is using its packaging and integrated assembly expertise to speed designs, facilitate multi-chip package evolution and deliver cost-effective solutions for all types of customer needs.
Our DoD accreditation as a Microelectronics Trusted Source is an assurance that our processes and procedures meet stringent quality and security controls, which can permit increased levels of high security / classified application specific integrated circuit (“ASIC”) foundry services. Through accreditation, we join a small group of GaAs suppliers certified by the DoD as able to fabricate and deliver devices for applications using standards approved and monitored by the Defense MicroElectonics Activity ("DMEA").
TriQuint is also directly engaged with the U.S. government, primarily through contracts with Defense Advanced Research Project Agency ("DARPA"), the Air Force Research Laboratory ("AFRL"), and the Office of Naval Research ("ONR") to develop the next generation of RF components in GaN and GaAs. GaN high electron mobility transistor (“HEMT”) devices provide the higher power density and efficiency required for future high-power phased array radar, electronic warfare, missile seekers and communications systems. Through these programs and other ongoing efforts, we continue to enhance the reliability and manufacturability of our GaN processes. In 2012, we continued work on the GaN manufacturing development contract we received from AFRL (Defense Production Act Title III) in 2010. In addition, we demonstrate our leadership through selection by many agencies for high-frequency / high-reliability research and development, including awards by DARPA for Phase II NeXt program and the MPC program. The NeXt program's millimeter wave ("mmW") mixed-signal GaN technology with MPC initiative is working on ultra-fast Enhancement mode ("E-mode") power switches for high efficiency direct current ("DC") / DC converter / RF amplifier concepts. Continuing interest in GaN devices has led to more business for our GaN foundry, and the introduction of new RF products. Other new GaN product introductions are expected in 2013, including additional high-power switches, amplifiers and related products.
Revenue from the defense & aerospace end market accounted for approximately 12% of our total revenue in 2012, compared to 9% in 2011 and 10% in 2010. In general, revenue from the sales of our products in the defense & aerospace end market can fluctuate significantly from year to year due to the timing of programs.

Design and Process Technology
We have developed our broad technology portfolio to support our product innovation in RF applications. These technologies include a variety of semiconductor processes in GaAs and GaN for power and switching applications and SAW and BAW structures for filter applications. In order to effectively utilize these technologies in developing advanced products, we have also created an infrastructure supporting these processes that includes software tools for circuit simulation and physical modeling as well as extensive component cell libraries and characterization databases. These tools supporting our advanced process capabilities enable us to efficiently develop high-performance products for customers in our RF end markets.  Additionally, we make these tools available to customers utilizing our foundry services to develop their own products.
Our manufacturing strategy is to use high-volume process technologies when possible that enable us to provide cost-effective, stable, uniform and repeatable solutions for our customers. We achieve this by developing process modules, which, when combined together, allow for the rapid development of new processes. As a result, we are able to enjoy the cost advantages associated with standard high-volume semiconductor manufacturing practices. The core process technology in our Hillsboro, Oregon wafer fabrication operation employs both implanted and epitaxial structures, 4 micron metal pitch, typically 0.35 or greater micron geometries, 10 to 21 mask steps, and is scalable. Additionally, an optical process for 0.25 and 0.13 micron gates provides a significant advantage in cost, with a small degradation in performance, over the typical electron-beam process required to achieve those types of gate structures. Our BiHEMT process allows for the monolithic integration of our separate HBT and pHEMT capabilities on one chip. In our Apopka, Florida wafer fabrication operation, we use manufacturing techniques that are very similar to those for integrated circuits to produce our SAW devices. The process technology employed in our Richardson, Texas wafer fabrication operation includes additional advanced performance production processes. We use manufacturing techniques in our Texas operations that are very similar to those for integrated circuits to produce our BAW devices. In late 2012, we completed qualification of a second dual sourced GaAs technology, copied from the Oregon facility to the Texas facility. Both HBT and pHEMT processes can now be sourced from a replica of the Oregon process line, but on a smaller scale in Texas.
Customers
We have a broad customer base of leading systems manufacturers. Revenue from our sole customer representing 10% or more of total revenue for each period is as follows (as a percentage of total revenue):

	Year ended December 31,
	2012	2011	2010
Foxconn Technology Group	31%	35%	25%

 Some of our mobile devices customers use multiple subcontractors for product assembly and test. Therefore, revenue for our customers may not necessarily represent the entire business of a single mobile devices manufacturer. Any significant loss of, or a significant reduction in purchases by, one or more of these customers could have an adverse effect on our financial condition and results of operations.

Our sales to customers outside the U.S. accounted for approximately 76%, 73% and 63% of revenue in 2012, 2011 and 2010, respectively. Sales to our customers outside the U.S. representing approximately 10% or more of total revenue for each period are as follows (as a percentage of revenue):

	Year ended December 31,
	2012	2011	2010
China	45%	43%	36%
Hong Kong	7%	9%	10%
Some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce.
Manufacturing
We currently have seven manufacturing centers located in Oregon, Texas, Florida, California, the Philippines and Costa Rica as follows:

•
A 260,000 square foot Hillsboro, Oregon facility located on 50 acres of land. This facility houses our 82,000 square foot wafer fabrication facility as well as executive, administrative, engineering, test and technical offices. The fabrication facility includes 31,700 square feet of Class 100 clean room space.

•
A 14,100 square foot, Bend, Oregon facility, of which approximately 4,600 is fabrication space. This facility was acquired as part of our TFR acquisition in 2005 and is under an operating lease expiring in June 2013.

•	A 540,000 square foot Richardson, Texas facility on approximately 38 acres of land. The Richardson facility has 48,000 square feet of Class 10 clean room space.

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

•	A 51,500 square foot facility located in San Jose, California. This facility is under an operating lease expiring in June 2020.

•	A 9,000 square foot facility located in Laguna Technopark, Philippines. This facility is under an operating lease that expires in July 2014.
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
We generally use outside vendors who perform test and assembly services. The primary exceptions to this practice are the company-owned filter test and assembly operations in Costa Rica and the Philippines.
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
For our acoustic filter manufacturing operations, we use several raw materials, including wafers made from quartz, silicon, LiNbO3 or lithium tantalite (“LiTaO3”), as well as ceramic or metal packages. Relatively few companies produce these raw materials. Our most significant suppliers of ceramic surface mount packages are based in Japan. For our SAW operations, we also utilize multiple qualified wafer vendors and qualified mask set vendors.
The average selling prices of our products used by customers in the mobile devices end market typically decrease 10-15% per year. We expect our suppliers to reduce their prices at a similar rate.
Marketing, Sales and Distribution
We sell our products through independent manufacturers’ representatives, independent distributors and our direct sales staff.
Backlog
As of December 31, 2012, we had unfulfilled orders, referred to as our backlog, of approximately $144.2 million, compared to approximately $171.5 million as of December 31, 2011. The decrease in backlog was primarily the result of shorter lead times and capacity improvements as well as less subsequent first quarter demand as of December 31, 2012 compared to December 31, 2011. We include in our backlog all purchase orders and contracts for products requested by the customer for delivery within twelve months. We do not have long-term agreements with any of our customers, except for certain defense & aerospace and contract based revenue. Customers generally purchase our products pursuant to cancelable short-term purchase orders. Our customers have canceled these purchase orders or rescheduled delivery dates in the past, and we expect that these events will occur in the future. Accordingly, backlog as of any particular date may not be predictive of sales for any future period.

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
As of December 31, 2012, approximately 456 of our employees were engaged in activities related to process and product research and development, and our research, development and engineering expenses in 2012, 2011 and 2010 were approximately $160.5 million, $146.9 million and $129.2 million, respectively, which were 19%, 16% and 15% of total revenue, respectively. We expect to continue to spend substantial funds on research and development.
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
We compete primarily with the following companies: Anadigics Inc., Avago, Inc., Hittite Microwave Corporation, M/A-COM Technology Solutions, Inc., Murata Manufacturing Co., Ltd., Raytheon Company, RF Micro Devices, Inc., Skyworks Solutions, Inc., Sumitomo Electric Device Innovations, TDK-EPC Corporation and others. Competition could also come from companies also developing new alternative technologies, such as CMOS power amplifiers and switches.
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
Intellectual Property Matters
We rely on a combination of patents, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We have patents granted and pending in the U.S. and elsewhere and intend to continue to apply for patents on our technology. In addition to having our own patents and patent applications, we have acquired U.S. and foreign patents and patent applications in connection with corporate mergers and acquisitions. We have approximately 345 patents that expire from 2013 to 2030.
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
Employees
As of December 31, 2012, we employed 2,723 people, including 1,867 in manufacturing and support related positions, 456 in process, product and development engineering, 217 in marketing and sales and 183 in general and administration functions. As of December 31, 2012, none of our employees were represented by a collective bargaining agreement, except for

52 employees in Germany. We consider our relations with employees to be good, and we have not experienced a work stoppage due to labor issues.

Item 1A.	Risk Factors
Risk Factors
Our operating results may fluctuate substantially, which may cause our stock price to fall.
Our quarterly and annual results of operations have varied in the past and may vary significantly in the future due to a number of factors including the following:

•	general economic conditions;

•	disruptions to the global credit and financial markets (e.g. the European debt crisis);

•	cyclicality and seasonality, including industry downturns;

•	inflation;

•	customer concentration and gain or loss of significant customers;

•	cancellation or delay of customer orders or shipments;

•	market acceptance of our products and those of our customers;

•	market acceptance of new/developing technologies that perform in a manner comparable to our products;

•	variability of the life cycles of our customers’ products;

•	variations in manufacturing capacity and yields, including additional costs or delays in increasing manufacturing capacity needed to support increasing customer demand;

•	utilization levels of our manufacturing capacity;

•	changes in the mix of products we sell;

•	volatility in precious metal prices;

•	variations in operating expenses;

•	impairments of our assets;

•	inventory scrap issues;

•	the long sales cycles associated with our products;

•	the timing and level of product and process development costs;

•	variations in raw material availability, quality and costs;

•	delays in new process qualification or delays in transferring processes;

•	the timing and level of nonrecurring engineering revenue and expenses relating to customer-specific products;

•	significant changes in our own inventory levels as well as our customers; and

•	litigation costs and intellectual property disputes.
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
Uncertainty in global economic and political conditions poses a risk to our business. If slowing economic growth or sovereign debt crises, such as instability in the Eurozone or U.S. budget debates, continue to be pervasive in the global economy, the following could result:

•	product demand lower than expectations as customers delay or reduce technology purchases or marketing/advertising spending;

•	reductions in the sales of our products and services;

•	longer sales cycles;

•	slower adoption of new technologies;

•	increased price competition; or

•	impairment of our vendors’ ability to support our production requirements, resulting in delay or non-delivery of inventory shipments.
In addition, our ability to find investments that are both safe and liquid and that provide a reasonable return may be impaired. In recent years, our invested cash balances have accrued low rates of interest.
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
We typically have end customers who generate more than 10% of our revenue for a given period. For each of 2012, 2011 and 2010, Foxconn Technology Group accounted for more than 10% of our revenue. While we strive to maintain a strong relationship with our customers, our customers' product life cycles are short and they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by Foxconn Technology Group or our other customers. Any significant loss of, or a significant reduction in purchases by, this or other significant customers could have an adverse affect on our financial condition and results of operations.
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
We face risks of a loss of revenue if contracts with the U.S. government or defense & aerospace contractors are canceled or delayed.
We receive a portion of our revenue from the U.S. government or from prime contractors on U.S. government sponsored programs, principally for defense & aerospace applications. These defense & aerospace programs with the U.S. government generally have long lead times, such as the DARPA contract to develop high power, wide band amplifiers in GaN, the NeXt program to explore advanced and promising new GaN technology and the F-35 Lightning JSF aircraft programs. These defense & aerospace programs are also subject to delays or cancellation. Further, spending on defense & aerospace contracts can vary significantly depending on funding from the U.S. government. We believe our government and defense & aerospace contracts in the recent past have been negatively affected by defense & aerospace operations such as sequestration and political pressure to reduce federal defense spending. Reductions in defense & aerospace funding or the loss of a significant defense & aerospace program or contract would have a material adverse effect on our operating results.
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
In the past, we have experienced lower than expected manufacturing yields, which have delayed product shipments and negatively affected our results of operations. We may experience similar difficulty in maintaining acceptable manufacturing yields in the future.
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
In addition, we are currently investigating a potential scrap issue related to the ramp of new GaAs capacity. This issue could potentially result in an additional charge of approximately $5.0 million during the three months ended March 30, 2013.

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

Location	Type of Disaster	Approximate Percent of Total*
		Fixed Assets
Apopka, Florida	H	16%
Bend, Oregon	E, V	—%
Richardson, Texas	H	49%
Hillsboro, Oregon	E, V	27%
San Jose, Costa Rica	E, V, H	5%
San Jose, California	E	1%
Laguna Technopark, Philippines	V, H	—%
______________
E—Earthquake/mudslide
V—Volcanic eruption
H—Hurricane, tornado, typhoon, and/or flooding

*Figures are based on net fixed assets as of December 31, 2012.

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
We currently obtain a portion of the components, equipment and services for our products from limited or single sources, such as certain ceramic packages and chemicals. We purchase these components, supplies and services and this equipment on a purchase order basis, do not carry significant inventories and generally do not have long-term supply contracts with these vendors. Our requirements are relatively small compared to silicon semiconductor manufacturers. Because we often do not account for a significant part of our vendors’ business, we may not have access to sufficient capacity from these vendors in periods of high demand. We currently use subcontractors for the majority of our integrated circuit and module assemblies, as well as final product testing. Further, we expect our utilization of subcontractors to grow as module products become a larger portion of our product revenue. If these subcontractors are unable to meet our needs, it could prevent or delay production shipments and negatively affect our results of operations and our customer relationships. If we were to change any of our sole or limited source vendors or subcontractors, we would be required to requalify each new vendor and subcontractor. Requalification, which can take up to twelve months, could prevent or delay product shipments, negatively affecting our results of operations. In some cases, it would be difficult to replace these suppliers.
There are certain risks associated with dependence on third party providers, such as minimal control over delivery scheduling, adequate capacity during demand peaks, warranty issues and protection of intellectual property. Our reliance on a limited number of suppliers for certain raw materials and parts may impair our ability to produce our products on time and with acceptable yields. At times in the past, we have experienced difficulties in obtaining ceramic packages and lids used in the production of filters. At other times, the acquisition of relatively simple devices, such as capacitors, has been problematic because of the large demand swings that can occur in the handset market for such components. Supply can also be affected by natural disasters such as the recent tsunamis in the Asian Pacific. Our success in obtaining these products is critical to the overall success of our business. If our suppliers were unable to meet our delivery schedules or went out of business, we could have difficulty locating an alternative source, harming our business. In addition, our reliance on third-party vendors and subcontractors may negatively affect our production if the services vary in reliability or quality. If we are unable to obtain timely deliveries of our source materials in sufficient quantities and of acceptable quality or if the prices increase, our results of operations could be harmed.
Significant fluctuations in the price of precious metals, primarily gold, could adversely affect our operating results
Our products contain trace amounts of precious metals including, but not limited to, gold, platinum and copper. Of all the metals used in our manufacturing process, gold is the most costly. We recapture the majority of the cost of precious metals purchases through reclaim vendors. However, either temporary or permanent significant fluctuations in the price of precious metals could result in losses that adversely affect our results from operations.
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
all of which could negatively affect our customer relationships, financial condition and results of operations.
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
The SEC recently adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These new rules and verification requirements, which will apply to our activities in 2013, will impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage, and our reputation may be harmed. We are currently members of the Electronic Industry Citizenship Coalition ("EICC") and are participating in the Organisation for Economic Co-operation and Development ("OECD") pilot project for conflict minerals due diligence with the goal of creating a comprehensive, reportable and verifiable process for determining the sourcing of minerals covered under this legislation.
New climate change laws and regulations could require us to change our manufacturing processes or obtain substitute materials that may cost more or be less available for our manufacturing operations. In addition, new restrictions on emissions of carbon dioxide or other greenhouse gases could result in significant costs for us. The Commonwealth of Massachusetts has adopted greenhouse gas regulations, and the U.S. Congress may pass federal greenhouse gas legislation in the future. The U.S. Environmental Protection Agency ("EPA") has issued greenhouse gas reporting regulations that may apply to certain of our operations. The EPA is developing other climate change-based regulations, as are certain states, that also may increase our expenses and adversely affect our operating results. We expect increased worldwide regulatory activity relating to climate change in the future. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position.
We expect additional countries and locations to adopt similar regulations in the future that may be more stringent than the current regulations.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act ("FCPA"), The U.K. Bribery Act of 2010 and similar worldwide anti-bribery laws.
We operate in several foreign countries. The FCPA and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. The U.K Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors. In addition, an organization that "fails to prevent bribery" by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented "adequate procedures" to prevent bribery. Practices in the local business community of many countries outside the U.S. have a level of government corruption that is greater than that found in the developed world. Our policies mandate compliance with these anti-bribery laws and we have established policies and procedures designed to monitor compliance with these anti-bribery law requirements; however, we cannot assure that our policies and procedures will protect us from potential reckless or criminal acts committed by individual employees or agents. If we are found to be liable for anti-bribery law violations we could suffer from criminal or civil penalties or other sanctions that could have a material adverse effect on our business.
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
We may need to engage in legal actions to enforce our intellectual property rights, which could require the expenditure of a significant amount of resources and the attention and efforts of our management and technical personnel. Accordingly, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Such litigation has occurred in the past and could occur again in the future. See, for example, Part II, Item 1 of our Quarterly Report on Form 10-Q for the period ended September 29, 2012 filed with the SEC on November 1, 2012, regarding the complaint and counterclaims we filed against Avago Technologies Limited, Avago Technologies U.S., and Avago Technologies Wireless IP (collectively, “Avago”). Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could have a material adverse effect on our business. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties and prevent us from manufacturing and selling our products. Any of these situations could have a material adverse effect on our business.
Our ability to produce our products may suffer if someone claims we infringe on their intellectual property.
The integrated circuit, SAW and BAW device industries are characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Such litigation has occurred in the past and could occur again in the future. See, for example, Part II, Item 1 of our Quarterly Report on Form 10-Q for the period ended September 29, 2012 filed with the SEC on November 1, 2012 regarding the counterclaims filed by Avago. If it is necessary or desirable, we may seek licenses under patents or other intellectual property rights. However, we cannot be certain that licenses will be offered or that we would find the terms of licenses that are offered acceptable or commercially reasonable. Our failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products. We have in the past paid substantial legal fees in defending ourselves against patent infringement claims and may be required to do so again in future claims. Litigation by or against us could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination. In the event of an adverse result in any litigation, we could be required to:

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

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.
Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our systems and/or products. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.
We manage and store various proprietary information and sensitive or confidential data relating to our business and our customers'/suppliers' businesses. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our suppliers or customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our suppliers and customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.
Portions of our information technology infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systemic failures, systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could adversely affect, our financial results, stock price and reputation.
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
In addition, due to the technological advantages provided by GaAs integrated circuits in many defense & aerospace applications, the Office of Export Administration of the U.S. Department of Commerce must license all of our sales outside of the U.S. We are also required to obtain licenses from that agency for sales of our SAW products to customers in certain countries. If we fail to obtain these licenses or experience delays in obtaining these licenses in the future, our results of operations could be harmed. Also, because a majority of our foreign sales are denominated in U.S. dollars, increases in the value of the dollar would increase the price in local currencies of our products and make our products less price competitive.

We may have exposure to income tax rate fluctuations as well as to additional tax liabilities, which would affect our financial position.
We are subject to income taxes in both the U.S. and various foreign jurisdictions. Our effective tax rate is subject to fluctuations because the income tax rates for each year are a function of the following factors, among others:

•	the mix of profits earned or losses incurred by us and our subsidiaries in numerous foreign tax jurisdictions with a broad range of income tax rates;

•	changes in contingency related taxes, interest or penalties resulting from internal and governmental tax reviews and audits;

•	tax holidays; and

•	changes in tax laws or the interpretation of such laws, specifically related to transfer pricing, permanent establishment and other intercompany transactions.
Changes in the mix of these and other items may cause our effective tax rate to fluctuate between periods, which could have an adverse effect on our financial position.
Changes in tax regulations and/or changes in the favorable tax status of our subsidiaries in Costa Rica and Singapore would have an adverse impact on our operating results.
We are subject to taxation in many different countries and localities worldwide. In some jurisdictions, we have employed specific business strategies to minimize our tax exposure. To the extent the tax laws and regulations in these various countries and localities could change, our tax liability in general could increase or our tax saving strategies could be threatened. Such changes could have an adverse effect on our operations and financial results. For example, our subsidiary in Costa Rica receives a tax holiday that is expected to be effective through March 2017. We received a 100% exemption from Costa Rican income taxes for 2012. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary by the Costa Rican government would have a negative effect on our net income. In addition, we were granted a holiday on our future operations in Singapore that will expire in December 2019. Changes in the status of this tax holiday could have a negative effect on our net income in future years.
In addition, the U.S. Internal Revenue Service and several foreign tax authorities could assert additional taxes associated with our foreign subsidiaries’ activities.
Our stock is subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.
The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of $7.26 to a low of $4.30 for the 52 weeks ended December 31, 2012. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and, in response, the market price of our common stock could decrease significantly. Further, high stock price volatility could result in higher stock-based compensation expense.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

Location	Purpose	Approximate Building Size in Square Feet	Approximate Land in Acres	Leased or Owned
Hillsboro, Oregon	Headquarters, administration, test, technical, wafer fabrication and engineering	260,000	50	Owned
Richardson, Texas	Wafer fabrication, engineering, administration, test and technical	540,000	38	Owned
Apopka, Florida	Wafer fabrication, engineering, administration, test and technical	119,000	16	Owned
San Jose, Costa Rica	Test, assembly and administration	62,700	2	Owned
San Jose, California	Engineering, test and technical	51,500	—	Leased
Bend, Oregon	Wafer fabrication, engineering, administration, test and technical	14,100	—	Leased
Laguna Technopark, Philippines	Administration, test and assembly	9,000	—	Leased
Santa Rosa, California	Engineering, administration and test	14,050	—	Leased
Munich, Germany	Engineering and marketing	21,050	—	Leased
Taipei, Taiwan	Engineering and marketing	2,600	—	Leased
Seoul, Korea	Engineering and marketing	6,700	—	Leased
Chelmsford, Massachusetts	Engineering	14,100	—	Leased
High Point, North Carolina	Engineering	7,250	—	Leased
Los Gatos, California	Engineering and marketing	4,100	—	Leased
Changi Business Park Crescent, Singapore	Engineering, administration and marketing	4,400	—	Leased
Yongda International Tower, Shanghai, China	Engineering and marketing	5,850	—	Leased
Tokyo, Japan	Engineering and marketing	2,000	—	Leased
Various field offices each less than 1,000 sq ft

We believe these properties are suitable for our current operations.

Item 3.	Legal Proceedings

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
Our common stock is listed on the NASDAQ Stock Market under the symbol “TQNT”. As of February 22, 2013, there were 160,754,564 shares of common stock outstanding held by approximately 379 stockholders of record. Many stockholders hold their shares in street name. We believe that there are approximately 65,000 beneficial owners of our common stock. The following table sets forth the high and low price per share of our common stock for the periods indicated as reported on the NASDAQ Stock Market:

	Year ended December 31,
	2012		2011
Period	High	Low	High	Low
First Quarter	$7.26	$4.75	$15.20	$11.50
Second Quarter	$6.92	$4.56	$14.13	$9.90
Third Quarter	$6.10	$4.80	$10.84	$4.98
Fourth Quarter	$5.50	$4.30	$7.76	$3.97
We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors deem relevant. The closing price of our common stock on the NASDAQ Stock Market on February 22, 2013 was $4.34 per share.

Issuer Purchase of Equity Securities
On May 2, 2012, our Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $50.0 million of our outstanding common stock. During 2012, we repurchased 10,209,385 shares of our stock at an average cost per share of $4.90, completing the $50.0 million authorization. The following schedule summarizes the purchases we made of our common stock during the eight months ended December 31, 2012 (in millions except per share data):

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar amount of shares that may yet be purchased under the plan
May 1 to May 31	4.6	$5.13	4.6	$26.6
June 1 to June 30	0.3	$5.13	0.3	$25.0
July 1 to September 30	—	—	—	$25.0
October 1 to October 31	0.5	$4.65	0.5	$22.7
November 1 to November 30	4.8	$4.69	4.8	—
December 1 to December 31	—	—	—	—

Stock Price Performance Graph
The following stock performance graph compares the performance of our common stock to the NASDAQ U.S. Index and to our peer group index, SIC Code 3674—Semiconductors and Related Devices. The graph assumes that the initial value of the investments was $100 at the close of business on December 31, 2007 and that all dividends were reinvested. Performance is provided as of the close of business on the last day of the last five calendar years.

	2007	2008	2009	2010	2011	2012
TriQuint Semiconductor, Inc.	100.00	51.88	90.49	176.31	73.45	72.85
NASDAQ U.S. Index	100.00	60.02	87.25	103.08	102.27	120.41
Peer Group	100.00	49.72	80.69	92.14	82.82	82.33
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

Item 6.    Selected Financial Data
The following statements of operations data and balance sheet data for the five years ended December 31, 2012 were derived from our audited consolidated financial statements. Audited consolidated balance sheets at December 31, 2012 and 2011 and the related audited consolidated statements of operations and of cash flows for each of the three years in the period ended December 31, 2012 and notes thereto appear elsewhere in this Annual Report on Form 10-K. Audited consolidated balance sheets at December 31, 2010, 2009 and 2008 and consolidated statements of operations for the years ended December 2009 and 2008 are not included elsewhere in this Annual Report on Form 10-K.
This data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	Year ended December 31,
	2012	2011	2010	2009	2008
Statements of Operations Data:
Revenue	$829,174	$896,083	$878,703	$654,301	$573,431
Cost of goods sold	591,578	574,152	527,865	445,721	387,471
Gross profit	237,596	321,931	350,838	208,580	185,960
Research, development and engineering	160,483	146,902	129,248	109,445	91,475
Selling, general and administrative	106,642	96,779	96,090	78,399	72,632
Impairment of goodwill	—	—	—	—	33,871
In-process research and development	—	—	—	—	1,400
Litigation expense	7,547	19,224	9,360	1,159	467
Settlement of lawsuit	—	—	—	2,950	—
(Loss) income from operations	$(37,076)	$59,026	$116,140	$16,627	$(13,885)
Interest (expense) income, net	(1,871)	(1,274)	(739)	(176)	3,649
Recovery (impairment) of investments in other companies	6,957	1,363	1,340	(116)	(2,412)
Other, net	116	(143)	(212)	315	788
(Loss) income before income tax	(31,874)	58,972	116,529	16,650	(11,860)
Income tax (benefit) expense	(5,705)	10,822	(74,308)	405	2,753
Net (loss) income	$(26,169)	$48,150	$190,837	$16,245	$(14,613)
(Loss) earnings per common share data:
Basic—
Net (loss) income	$(0.16)	$0.29	$1.22	$0.11	$(0.10)
Diluted—
Net (loss) income	$(0.16)	$0.28	$1.17	$0.11	$(0.10)
Common equivalent shares:
Basic	164,366	164,256	155,870	149,759	144,518
Diluted	164,366	172,510	163,486	152,326	144,518

	As of December 31,
(in thousands)	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$138,958	$162,311	$223,656	$153,935	$86,077
Accounts receivable, net	$132,729	$129,103	$138,989	$88,090	$78,419
Inventories	$138,246	$151,577	$101,457	$89,964	$108,260
Total assets	$1,053,678	$1,055,268	$978,102	$680,041	$618,377
Working capital	$366,009	$391,423	$419,224	$275,463	$225,512
Long-term liabilities	$31,505	$11,748	$16,836	$20,156	$22,970
Total stockholders’ equity	$908,399	$937,288	$834,019	$577,162	$526,076

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the “Important Notice to Stockholders” that appear elsewhere in this report.
Overview
We are a supplier of high performance modules and components for wireless communications applications. We design, develop and manufacture advanced high-performance RF solutions with GaAs, GaN, SAW and BAW technologies for customers worldwide. We serve growing markets and a diverse customer base of manufacturers building connected mobile devices, 2G/3G/4G cellular base stations, triple-play cable solutions, fiber optic networks, WLAN, worldwide interoperability for microwave access/long-term evolution and defense & aerospace applications.
We provide our customers with high-performance, low-cost RF solutions in the mobile devices, networks, and defense & aerospace end markets. Our mission is to deliver RF solutions that improve performance and lower the overall cost of our customers' applications and we accomplish this through a diversified product portfolio within these markets. In the mobile devices end market, we provide high performance devices such as integrated modules, duplexers and other filters, small signal components, power amplifiers and switches. In the networks end market, we are a supplier of an extensive portfolio of GaAs microwave monolithic integrated circuits and transistors and SAW and BAW filter components. We provide the defense & aerospace end market with phased-array radar, communications and electronic warfare components and have been recognized as a leader in GaN development.
Wafer and semiconductor manufacturing facilities require a significant level of fixed cost due to investments in plant and equipment, labor costs and repair and maintenance costs. During periods of high demand, factories run at higher utilization rates, generally resulting in improved financial performance. As the overall RF market has grown in recent years, with continuing desire for content expansion in smartphones, there was increased demand for our products. In response, we increased capital expenditures in order to add capacity to our factories. Since January 2012, with the increased capacity installed and demand for our products lower than originally anticipated, higher fixed manufacturing costs have adversely affected operating results because factories were not fully utilized. As a result, our gross margin decreased to 28.7% in 2012 from 35.9% in 2011.
We experienced an overall decline in revenue of 7% for 2012 compared to 2011, following 2% overall revenue growth in 2011 compared to 2010.
Mobile devices represents the largest of our three major end markets. Revenue from the sales of our products in the mobile devices end market for 2012 decreased 15% compared to 2011. The decrease was primarily due to reduced demand from our largest customer and a decline in sales to some of our smaller customers as demand shifted among the top smartphone suppliers.
Revenue from sales of our products in the networks end market increased 8% for 2012 compared to 2011. This increase was driven primarily by base station expansion and strong demand for our optical products. Growth in data traffic, in the form of streaming video, location services and social networking continues to outpace the capability of the existing infrastructure worldwide. Billions of terabytes of electronic data move around the globe today and traffic continues to expand at an unprecedented rate. This creates demand for TriQuint products to support the upgrades and build-out of the worldwide wireless and wireline networks.

Revenue from sales of our products in the defense & aerospace end market increased 18% in 2012 compared to 2011 primarily due to the impact of federal program timing, which can result in swings from period to period. We have continued to win significant production orders during 2012 for the latest generation of radar systems such as the F-35 Lightning II Joint Strike Fighter, and the Army's TPQ-53 Counter Fire Target and Acquisition Radar. We continue to accelerate the release of new products to support this market which was the primary driver for the increase in defense & aerospace revenue in the second half of 2012. Most notably, we extended our family of industry leading products for radar and communications applications, releasing and shipping new products that provide superior gain and efficiency in a variety of industry standard packages.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. These accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. Although we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates we use are reasonably likely to occur from time to time, which may have a material effect on the presentation of our financial condition and results of operations.
Our most critical accounting estimates include revenue recognition; valuation of inventory, which affects gross margin; accounting for income taxes, which affects our tax provision; precious metals reclaim, which affects cost of goods sold and stock-based compensation, which affects cost of goods sold and operating expenses and our accounting for litigation and settlement costs. We also have other policies that we consider to be key accounting policies, such as the valuation of accounts receivable, reserves for sales returns and allowances: however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.
Revenue Recognition
We derive revenue primarily from the sale of products in the mobile devices, networks, and defense & aerospace end markets. We also receive revenue from foundry services, non-recurring engineering fees and cost-plus contracts for research and development work, which collectively comprised less than 10% of consolidated revenue for any period. Our distribution channels include our direct sales staff, manufacturers’ representatives and independent distributors. The majority of our shipments are made directly to our customers. Revenue from the sale of products is recognized when title passes to the buyer. Our product sales include warranty provisions that provide that the products will be free of faulty workmanship or defective materials and that the products will conform to our published specifications or other specifications mutually agreed upon with the customer. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return. Our historical warranty claims experience, and our warranty liability, have not been material.

Revenue from our distributors is recognized when the product is sold to the distributors. Sales to our distributors were between 9% and 12% of our total revenue for 2012, 2011 and 2010. Our distributor agreements provide selling prices that are fixed at the date of sale, although in certain circumstances we offer price protection credits, which are specific, of a fixed duration and for which we reserve when offered. Further, the distributor’s payment obligation is not contingent on reselling the product. The distributors take title to the product and bear the risks of ownership, the sales to distributors have economic substance and we can reasonably estimate the amount of future returns. We reduce revenue and record reserves for product returns and allowances for price protection and stock rotation based on historical experience or specific identification depending on the contractual terms of the arrangement. The revenue reserves have remained relatively consistent as a percentage of revenue and we have visibility into the distributors' inventory levels and qualifying sales, and are, therefore, able to reasonably estimate the revenue reserves.
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

Inventories
We state our inventories at the lower of cost or market. We use standard cost methodology to determine our cost basis for our inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to stating our inventory at the lower of cost or market, we also evaluate it each period for excess quantities and obsolescence. We analyze historical usage as well as forecasted demand compared to quantities on hand, and reserve for the excess and identify and record other specific reserves. In addition, we are currently investigating a potential scrap issue related to the ramp of new GaAs capacity. This issue could potentially result in an additional charge of approximately $5.0 million during the three months ending March 30, 2013.
Precious Metals Reclaim
We use historical experience to estimate the amount of reclaim on precious metals used in manufacturing at the end of each period and state the reclaim value at the lower of average cost or market. The estimated value to be received from precious metal reclaim is included in other current assets.
Income Taxes
We are subject to taxation from federal, state and international jurisdictions. A significant amount of judgment is involved in preparing our provision for income taxes and the calculation of resulting deferred tax assets and liabilities.
We follow the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between tax and financial reporting. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We use the with-and-without approach, disregarding indirect tax impacts, for determining the period in which tax benefits for excess share-based deductions are recognized. Net operating losses from prior years reduced federal and state income tax obligations to the extent that we did not have significant income taxes payable at December 31, 2012 or December 31, 2011.
We record a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized in future tax returns. Significant management judgment is required in determining any valuation allowances that might be required against the deferred tax assets.  Accounting Standards Codification ("ASC") 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with GAAP. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods and disclosure.
In 2002, we determined that a valuation allowance should be recorded against all of our net deferred tax assets. Due to strong results in 2010 and increased confidence that we will continue to generate taxable income into the foreseeable future, our assessment regarding the potential to realize our deferred tax assets changed. This assessment required us to exercise significant judgment and make estimates about our ability to generate revenue, gross profit, operating income and taxable income in future periods. The result was the release of a majority of the valuation allowance on the deferred tax assets. We continue to maintain a valuation allowance against a portion of U.S. and state deferred tax assets, as we do not believe it is more likely than not that these will be realized in future periods. Specifically, the statute of limitations may expire before certain state net operating loss and credit carryforwards are utilized.
The calculation of our tax liabilities is subject to legal and factual interpretation, judgment, and uncertainty in a multitude of jurisdictions. This includes addressing uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions in the U.S. and other tax jurisdictions based on recognition and measurement criteria prescribed by ASC 740. The liabilities are periodically reviewed for their adequacy and appropriateness. Changes to our assumptions could cause us to find a revision of estimates appropriate. Such a change in measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest will be due. We record an amount as an estimate of probable additional income tax liability at the largest amount that we determine is more likely than not, based upon the technical merits of the position, to be sustained upon audit by the relevant tax authority.
As of December 31, 2012, we were not under audit by any income tax authorities. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the tax authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the tax jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. We believe that an appropriate estimated liability has been established for potential exposures.
Our net unrecognized tax benefits are recorded as a liability in the consolidated balance sheets. To the extent interest and penalties would be assessed by taxing authorities of any underpayment of income taxes, such amounts are accrued and classified as a component of income tax expense on the consolidated statement of operations. Realization of the unrecognized tax benefits results in a favorable impact to the effective tax rate.
No provision has been made for the U.S., state or additional foreign income taxes related to approximately $110.0 million of undistributed earnings of foreign subsidiaries which have been permanently reinvested outside the U.S. except existing earnings that have been previously taxed. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested outside the U.S. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to U.S. federal and state income taxes and foreign withholding taxes.
Stock-Based Compensation
We include stock-based compensation costs in our financial statements. We use the Black-Scholes option valuation model to value our options and employee stock purchase plan issuances.
The table below summarizes the stock-based compensation expense for 2012, 2011 and 2010, included in our consolidated statements of income (in millions):

	Year ended December 31,
	2012	2011	2010
Cost of goods sold	$9.0	$6.9	$4.7
Operating expenses:
Research, development and engineering	9.3	8.5	6.3
Selling, general and administrative	10.9	9.7	6.6
Stock-based compensation expense included in operating expenses	20.2	18.2	12.9
Total stock-based compensation expense included in income from operations	$29.2	$25.1	$17.6
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

	Year ended December 31,
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	71.3	64.1	60.1
Gross profit	28.7	35.9	39.9
Operating expenses:
Research, development and engineering	19.4	16.4	14.7
Selling, general and administrative	12.9	10.8	10.9
Litigation expense	0.9	2.1	1.1
Total operating expenses	33.2	29.3	26.7
(Loss) income from operations	(4.5)	6.6	13.2
Other income (expense):
Interest income	0.1	0.0	0.0
Interest expense	(0.2)	(0.2)	(0.1)
Recovery (impairment) of investments in other companies	0.8	0.2	0.2
Other, net	0.0	0.0	(0.1)
Total other income (expense), net	0.7	0.0	0.0
(Loss) income from continuing operations, before income tax	(3.8)	6.6	13.2
Income tax (benefit) expense	(0.6)	1.2	(8.5)
Net (loss) income	(3.2)%	5.4%	21.7%

Years ended December 31, 2012 and 2011
Revenue
Revenue decreased $66.9 million, or 7%, in 2012, compared to 2011.
Revenue by end market for 2012 and 2011, was as follows:

	Year ended December 31,
(in millions)	2012	2011
Mobile devices	$538.3	$634.5
Networks	192.7	178.4
Defense & aerospace	98.2	83.2
	$829.2	$896.1
Mobile Devices
Revenue from sales of our products in the mobile devices end market decreased approximately 15% in 2012 compared to 2011. Revenue from the sales of our products in the three primary submarkets of the mobile devices end market was as follows:

(in millions)	Year ended December 31,
	2012	2011
3G/4G	$424.0	$467.9
2G	21.7	37.8
Connectivity	92.6	128.8
Total	$538.3	$634.5

3G/4G revenue declined primarily as a result of reduced demand from our largest customer. 2G revenue declined as we shifted focus away from this product area. Revenue from the sales of our connectivity products declined as a result of a decline in sales to some of our smaller customers as demand shifted among the top smartphone suppliers.
Networks
Revenue from the sales of our products in the networks end market increased approximately 8% for 2012 compared to 2011. The increase was primarily due to an increase in revenue in the transport submarket, driven largely by the strong growth in demand for our optical products. Sales performance of our optical products benefited from the increasing need for faster data transfer rates and the evolution to 40 and 100 Gb/s standards. Revenue from the sales of our radio access products increased as a result of LTE expansion in North America and China. Revenue from the sales of our products in the three primary submarkets of the networks end market was as follows:

(in millions)	Year ended December 31,
	2012	2011
Radio access	$65.2	$60.3
Transport	97.1	89.3
Multi-market	30.4	28.8
Total	$192.7	$178.4

Defense & Aerospace
Revenue from the sales of our products in the defense & aerospace end market increased approximately 18% in 2012 compared to 2011. The increase was primarily the result of 29% and 25% increases in the sales of our radar and communications products, respectively, due to the release and shipment of new products, specifically with one of our largest defense & aerospace customers.
Significant Customers
Foxconn Technology Group accounted for 31% and 35% of our revenue for the years ended December 31, 2012 and 2011, respectively. While we strive to maintain a strong relationship with our customers, our customers' product life cycles are short as they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by Foxconn Technology Group or our other customers. Any significant loss of, or a significant reduction in purchases by this, or other significant customers, could have an adverse affect on our financial condition and results of operations.
Some of our mobile devices end customers use multiple subcontractors for product assembly and test and some of those subcontractors have multiple customers. Therefore, revenues from our customers may not necessarily equal the business of a single mobile devices end customer.
Domestic and International Revenue
Revenue from sales to our domestic customers was approximately $201.2 million in 2012, compared to approximately $246.1 million in 2011. Revenue from sales to our international customers was approximately $628.0 million in 2012, compared to approximately $650.0 million in 2011. As a percentage of total revenue, revenue from sales to our international customers was 76% in 2012, compared to 73% in 2011. Revenue from sales to our international customers decreased primarily as a result of shifts in market share and consolidation among top smartphone suppliers and lower demand from Foxconn Technology Group which is included as an international customer.
Gross Profit
Our gross profit margin as a percentage of total revenue decreased to 28.7% in 2012, compared to 35.9% from 2011. The decrease in gross profit was primarily the result of increased capacity placed into service at the end of 2011 and during 2012 coupled with lower demand, thereby resulting in a lower factory utilization rate.

Research, development and engineering expenses
Our research, development and engineering expenses in 2012 increased $13.6 million, or 9%, from 2011. The increase was primarily the result of increased spending on material to develop new products, qualification costs and prototypes as well as an increase in employee salary and benefit costs due to higher headcount.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $9.9 million, or 10%, in 2012 compared to 2011. The increase in selling, general and administrative expenses primarily resulted from more medical claims submitted under our self-insurance program and an increase in employee salary and benefit costs due to higher headcount.
Litigation expense
Litigation expense in 2012 decreased $11.7 million, or 61%, from 2011 as a result of settling the Avago litigation in May 2012. Details regarding this matter are more fully described in Part II, Item 1 of our Quarterly Report on Form 10-Q for the period ended September 29, 2012 filed with the SEC on November 1, 2012.
Other income (expense), net
Other income, net for 2012 was $5.2 million compared to other expense, net of $0.1 million for 2011. The fluctuation in other income (expense), net was primarily due to the $7.0 million gain/recovery on the sale of a previously impaired investment in 2012.
Income tax (benefit) expense
In 2012, we recorded income tax benefit of $5.7 million, compared to income tax expense of $10.8 million in 2011. The 2012 tax benefit was primarily associated with our pre-tax loss offset by an accrual for unrecognized tax benefits and the recognition of additional valuation allowance. The 2011 tax expense primarily resulted from U.S. federal and state income tax expense, offset by benefits from the release of certain liabilities due to the expiration of the statute of limitations and the recognition of additional tax credits related to Research and Experimental ("R&E") spending.

Years ended December 31, 2011 and 2010
Revenue
Overall demand for wireless connectivity products from the customer perspective has moved beyond traditional mobile devices to a variety of other applications, including data cards, tablets and various personal media devices. As a result of this evolution, we have reclassified revenue from the sales of certain products between end markets in results of operations data for 2010.
Revenue increased $17.4 million or 2% to $896.1 million in 2011, compared to $878.7 million in 2010.
Revenue by end market for 2011 and 2010 was as follows:

	Year ended December 31,
(in millions)	2011	2010
Mobile Devices	$634.5	$601.2
Networks	178.4	185.9
Defense & Aerospace	83.2	91.6
	$896.1	$878.7
Mobile Devices
Revenue from sales of our products in the mobile devices end market increased 6% in 2011 compared to 2010. The revenue increase resulted primarily from a higher volume of sales of our 3G/4G products. Revenue from sales of our 3G/4G products increased approximately 20% in 2011, compared to 2010. Revenue from sales of our connectivity products also increased approximately 13% in 2011, compared to 2010. The increases in 3G/4G and connectivity products revenue were partially offset by a decrease in revenue from sales of our 2G products of approximately 61% in 2011, compared to 2010.

Revenue from the sales of our products in the three primary submarkets of the mobile devices end market was as follows:

(in millions)	Year ended December 31,
	2011	2010
3G/4G	$467.9	$390.6
2G	37.8	96.3
Connectivity	128.8	114.3
Total	$634.5	$601.2
Networks
Revenue from sales of our products in the networks end market decreased approximately 4% in 2011, compared to 2010. The decrease was due to revenue from sales of our radio access and multi-market products decreasing by 8% and 24%, respectively. Radio access revenue declined as a result of telecommunications companies slowing their investment in the expansion of base station capacity and no new major rollouts of base station infrastructure in emerging markets. These decreases in sales of radio access and multi-market products were partially offset by an 8% increase in revenue from sales of our transport products due to success with our optical product line supporting customer network upgrades to 40 and 100Gb/s systems.
Revenue from the sales of our products in the three primary submarkets of the networks end market was as follows:

(in millions)	Year ended December 31,
	2011	2010
Radio access	$60.3	$65.2
Transport	89.3	82.9
Multi-market	28.8	37.8
Total	$178.4	$185.9
Defense & Aerospace
Revenue from sales of our products in the defense and aerospace end market decreased approximately 9% in 2011, compared to 2010. The decrease was primarily the result of a 29% decrease in sales of our radar products due to program completions. This decrease was partially offset by increases in contract-based revenue and sales of communications products.
Significant Customers
Foxconn Technology Group accounted for 35% and 25% of our revenue for the years ended December 31, 2011, and 2010, respectively. During 2010, we experienced higher demand than could be supported by the capacity in our factories. With the capacity constraints, we focused on meeting the demand of certain customers, including Foxconn Technology Group. In 2011, as a result of allocating sales of available products to these customers and the customers' success, revenue resulting from sales to Foxconn Technology Group constituted a larger portion of our total revenue.
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
Selling, general and administrative expenses
Selling, general and administrative expenses in 2011 remained relatively flat, increasing less than $1.0 million, or 1%, compared to 2010.
Litigation expense
Litigation expense in 2011 increased $9.9 million, or 105% compared to 2010. The increase was primarily a result of costs incurred related to the litigation with Avago. Refer to Part II, Item 1 of our Quarterly Report on Form 10-Q for the period ended September 29, 2012 filed with the SEC on November 1, 2012 for more details.
Other income (expense), net
Other income (expense), net in 2011 remained relatively flat, with other expense, net of $0.1 million compared to other income, net of $0.4 million in 2010.
Income tax (benefit) expense
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
Liquidity and Capital Resources
As of December 31, 2012, our cash, cash equivalents and marketable securities decreased $23.4 million, or 14% from December 31, 2011. The decrease was primarily driven by capital expenditures of $75.3 million and the repurchase of approximately 10.2 million shares of our common stock for $50.0 million, offset by other balance sheet changes as follows:

•
Our inventory balance decreased $13.3 million, or 9%. The decrease was primarily due to higher inventory turns for the three months ended December 31, 2012 at 4.8 compared to 4.2 for the three months ended December 31, 2011; indicating a higher sales volume leading up to the end of 2012 compared to 2011. We calculated inventory turns using ending inventory and cost of goods sold for the three months ended December 31, 2012 and December 31, 2011.

•
Our net property, plant and equipment decreased $21.2 million, or 5%. The change was primarily due to depreciation expense of $90.0 million, which outpaced capital expenditures of $75.3 million during 2012, which excludes the timing effect of capital expenditure payments in prepaid expenses and accounts payable of $5.9 million. The capital expenditures made in 2012 were primarily for equipment to support new products and technologies.

•
Our deferred tax assets increased $8.9 million, or 15%. Of the $69.7 million in total deferred tax assets, $12.5 million was classified as current and $57.2 million was classified as noncurrent. This increase was primarily related to the pre-tax loss in 2012.

•	Our current liabilities increased $7.5 million, or 7%. The increase was primarily related to an increase in variable compensation and the timing effect of capital expenditure payments.

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
As of and for the year ended December 31, 2012, there were no amounts outstanding under the Agreement. Because there were no borrowings during the respective period, no interest cost was incurred on borrowings during the year ended December 31, 2012.
Sources of Liquidity
Our current cash, cash equivalent and short-term investment balances, (consisting of $62.9 million in domestic balances and $76.1 million in foreign balances) together with cash anticipated to be generated from operations and the balance available on our $200.0 million syndicated credit facility, constitute our principal sources of liquidity. We believe these sources will satisfy our projected expenditures through the next twelve months. We intend to permanently reinvest all foreign earnings except for liquidated foreign entities and existing earnings that have been previously taxed. We are not presently aware of any restrictions on the repatriation of these funds. If these funds were needed to fund our operations in the U.S., they could be repatriated. Repatriation of our foreign funds would require board approval and could result in additional U.S. income taxes and foreign withholding taxes which could be partially offset by net operating losses and/or foreign tax credits. Determining the amount of possible future taxes is not practicable. At this time, we believe our domestic funds, along with the syndicated credit facility, are sufficient to meet our net domestic cash requirements for the next twelve months. The principal risks to these sources of liquidity are lower than expected earnings or capital expenditures in excess of our expectations, in which case we may be required to finance any shortfall through additional equity offerings, debt financing or credit facilities. We may not be able to obtain additional financing or credit facilities, or if these funds are available, they may not be available on satisfactory terms.
We continue to invest in expanding capacity, specifically for high performance filters and are expecting capital expenditures of approximately $100.0 million in 2013, depending upon business needs.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2012 or December 31, 2011.
Contractual Obligations
The following table summarizes our scheduled contractual commitments as of December 31, 2012 that will affect our future liquidity (in millions):

		Payments Due By Period
(in millions)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating Leases(1)	$13.7	$3.2	$4.0	$2.6	$3.9
Deferred Compensation(2)	4.6	—	—	—	4.6
Cross-licensing liability(3)	23.4	3.0	4.8	4.8	10.8
Sabbatical(4)	7.0	1.6	4.5	0.9	—
Earnout and milestone payment liability(5)	8.4	2.2	3.2	3.0	—
Other Obligations(6)	4.7	0.5	0.4	0.2	3.6
Total	$61.8	$10.5	$16.9	$11.5	$22.9
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

(5)	The balance represents the expected earnout and milestone payments related to acquisitions

(6)
The balance represents the estimated pension liability payable to the employees of our German subsidiary and the estimated obligation related to an lease agreement for assembly and test services in the Philippines. The pension liability becomes payable when the covered employees reach the age of 60 or 65. The liability was acquired through our purchase of the GaAs business of Infineon in 2002. We elected to secure the liability through a reinsurance program supported by us. We have included the reinsurance receivables of $3.5 million in the “Other noncurrent assets, net” line item on our consolidated balance sheets and our obligation to deliver the pension obligation in the “Other long-term liabilities” line item on our consolidated balance sheets.

As of December 31, 2012, we had approximately $2.8 million of net tax liabilities, which are included as “Long term income tax liability” in our consolidated balance sheets. We do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. Further, we are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Accounting Pronouncements
In July 2012, the FASB issued an ASU with regard to "Testing Indefinite-Lived Intangible Assets for Impairment." This ASU extends the guidance under the ASU described above that was issued in September 2011 to impairment tests on indefinite-lived intangible assets. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We will adopt this ASU in the performance of our annual test for the impairment of long-lived assets during the first quarter of 2013. We do not anticipate the adoption of this standard to have a significant impact on our financial position, results of operations or cash flows.

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
The following table shows the fair values of our investments as of December 31, 2012 (in millions):

	Cost	Fair Value
Cash and cash equivalents	$116.7	$116.7
Available-for-sale investments	$22.3	$22.3
Foreign Currency Risk
We are exposed to currency exchange rate fluctuations because we sell our products internationally and have operations in Costa Rica, Singapore, the Philippines and Germany. We manage the foreign currency risk of our international sales, purchases of raw materials and equipment and our Costa Rican, Singaporean, Philippine and German operations by denominating most transactions in U.S. dollars. We do not engage in foreign currency hedging.

Item 8.	Financial Statements and Supplementary Financial Data
Our consolidated financial statements at December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012, together with the report of our independent registered public accounting firm, are included in this Annual Report on Form 10-K on pages F-1 through F-31.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management has determined that there were no changes to our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting, and concluded that our internal control over financial reporting was effective. There were no material weaknesses in our internal control over financial reporting that have been identified by management. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on internal control over financial reporting. Their report on our internal control over financial reporting is included on page F-2 in this Annual Report on Form 10-K.

Item 9B.	Other Information
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers
The biographical information concerning our executive officers, including their ages as of February 26, 2013, is set forth below:

Name	Age	Current Position(s) with Company	Position Held Since
Ralph G. Quinsey	57	President, Chief Executive Officer and Director	2002
Steven J. Buhaly	56	Chief Financial Officer	2007
Deborah Burke	58	Vice President, Human Resources	2007
James L. Klein	48	Vice President, Infrastructure & Defense Products	2011
Todd A. DeBonis	48	Vice President, Worldwide Sales, Strategic Development and Customer Service	2006
Timothy A. Dunn	51	Vice President, Mobile Devices	2006
Steven R. Grant	53	Vice President, Worldwide Operations	2008
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

James L. Klein joined TriQuint in July 2011 as Vice President Defense Products and Foundry Services. Mr. Klein became Vice President and General Manager of Infrastructure & Defense Products in September of 2012. Mr. Klein joined TriQuint with more than 20 years of experience in the RF industry. Most recently, Mr. Klein was the General Manager of the Advanced Products Center at Raytheon in the Space and Airborne Systems division responsible for the design and manufacturing of advanced RF and microwave subsystems and components. Prior to Raytheon, Mr. Klein held various executive and managerial positions with Texas Instruments where he focused on MMIC and Transmit / Receive module engineering. Mr. Klein received both Bachelor and Master of Science degrees in Electrical Engineering from Texas A&M University.
Todd A. DeBonis joined TriQuint in April 2004 as Vice President, Worldwide Sales. He became Vice President, Worldwide Sales and Customer Service in 2006 and added Strategic Development to his list of responsibilities in 2010. From February 2002 to April 2004, Mr. DeBonis held the position of Vice President, Worldwide Sales and Marketing at Centillium Communications. Mr. DeBonis also served as the Vice President, Worldwide Sales for Ishoni Networks and Vice President, Sales & Marketing for the Communications Division of Infineon Technologies North America. Mr. DeBonis has a B.S. degree in Electrical Engineering from the University of Nevada.
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
Additional information required by this item will be included in our definitive Proxy Statement under the captions Report of the Audit Committee, Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance and Other Matters, to be filed with the Commission within 120 days after the conclusion of the fiscal year ended December 31, 2012 pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

Item 11.	Executive Compensation
Information required by Item 11 will be included in our definitive Proxy Statement under the captions Executive Compensation, Director Compensation, Compensation Committee Interlocks and Insider Participation and Compensation Committee Report, to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2012 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be included under the captions Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2012 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included under the captions Certain Relationships and Related Transactions and Corporate Governance and Other Matters contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2012 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information required by this item is included under the caption Ratify Independent Registered Public Accounting Firm contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our fiscal year ended December 31, 2012 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:
1.Consolidated Financial Statements. The following consolidated financial statements of TriQuint Semiconductor, Inc. and its subsidiaries, together with the report thereon of KPMG LLP, required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K on pages F-1 through F-31:

Report of Independent Registered Public Accounting Firm;
Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2012, 2011 and 2010;
Consolidated Balance Sheets at December 31, 2012 and 2011;
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010;
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and
Notes to Consolidated Financial Statements.
2.Consolidated Financial Statement Schedules. All schedules pursuant to Part IV, Item 15 are omitted from this Annual Report on Form 10-K because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
3.Exhibits. In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about TriQuint or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the applicable agreement and:

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
3.1
Amended and Restated Certificate of Incorporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2009 filed with the SEC on August 4, 2009.

3.2
Second Amended and Restated Bylaws of Registrant incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on form 10-Q for the period ended June 27, 2009 filed with the SEC on August 4, 2009.

4.1
Preferred Shares Rights Agreement, dated as of June 30, 1998 between Registrant and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-A as declared effective by the SEC on July 24, 1998, as amended and restated by the Amended and Restated Rights Agreement, dated as of June 23, 2008, between TriQuint Semiconductor, Inc. and American Stock Trust & Transfer Company, LLC, as Rights Agent (as assignee of Mellon Investor Services LLC) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 24, 2008), as amended and terminated dated as of March 12, 2010 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on March 15, 2010).

10.18+
1996 Stock Incentive Program and forms of agreement thereunder, as amended on March 4, 2008 incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2007 filed with the SEC on March 11, 2008.

10.19
Form of Indemnification Agreement executed by Registrant and its officers and directors pursuant to Delaware reincorporation, incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form 8-B as declared effective by the SEC on February 18, 1997.

10.2+
Automatic Stock Option Grant Program for Eligible Directors Under the TriQuint Semiconductor Corporation 2012 Incentive Plan incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed with the SEC on August 8, 2012.

10.22+
1998 Nonstatutory Stock Option Plan incorporated herein by reference to the corresponding exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed with the SEC on November 4, 2003.

10.4+
Form of Option Grant Notice and Stock Option Agreement under the TriQuint Semiconductor Corporation 2009 Incentive Plan, as amended, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 2, 2011 filed with the SEC on August 4, 2011.

10.40*
Amended Sale and Transfer Agreement between Infineon Technologies AG, Infineon Technologies North America Corp., Registrant and TriQuint GmbH dated as of April 29, 2002, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2002.

10.41+
Letter Agreement dated June 28, 2002 between Registrant and Ralph G. Quinsey, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed with the SEC on August 13, 2002.

10.45+
Letter Agreement dated April 9, 2004 between Registrant and Todd A. DeBonis, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 filed with the SEC on May 10, 2004.

10.46+
TriQuint Semiconductor, Inc. Nonqualified Deferred Compensation Plan, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-22660) filed with the SEC on November 2, 2004.

10.48*
Purchase and Sale Agreement by and between TriQuint Optoelectronics, Inc. and Anthem Partners, LLC, dated as of March 7, 2005, incorporated herein by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 15, 2005.

10.49
Asset Purchase Agreement by and between Registrant and CyOptics, Inc., dated as of April 14, 2005, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed with the SEC on May 11, 2005.

10.52+
Letter Agreement dated June 9, 2006 between Registrant and Timothy A. Dunn, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2006.

10.54+	2007 Employee Stock Purchase Plan, as amended and incorporated herein by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed with the SEC on May 9, 2012.
10.55+
Employment Agreement dated September 12, 2007 between Registrant and Steven J Buhaly, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for filed with the SEC on September 17, 2007.

Exhibit No.	Description
10.56+
TriQuint Semiconductor, Inc. Change in Control Policy, dated November 8, 2007 as amended on March 4, 2008, incorporated herein by reference to Exhibit 10.1 to the Registrant Current Report on Form 8-K filed with the SEC on March 10, 2008.

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

10.60+
TriQuint Semiconductor, Inc. 2008 Inducement Award Program, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 2, 2011 filed with the SEC on August 4, 2011.

10.61+
TriQuint Semiconductor, Inc. 2009 Incentive Plan incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 1, 2011 filed with the SEC on November 3, 2011.

10.1+
TriQuint Semiconductor, Inc. 2012 Incentive Plan incorporated herein by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A for the 2012 Annual Meeting of Stockholders, filed with the SEC on March 22, 2012.

10.62
Letter dated August 24, 2011 regarding extension of Credit Agreement dated September 30, 2010 by and among TriQuint Semiconductor, Inc, the domestic subsidiaries of the Company, Bank of America, N.A., as administrative agent and lender, and Union Bank, N.A., Wells Fargo Bank, N.A., Bank of the West, BBVA Compass Bank and US Bank, as lenders incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 1, 2011 filed with the SEC on November 3, 2011.

21.1±	Subsidiaries of the Registrant
23.1±	Report and Consent of Independent Registered Public Accounting Firm
31.1±	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2±	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1±	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002
101.INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 ______________
* Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

± Included in this Report

+	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.
Dated: February 26, 2013	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: February 26, 2013	By:	/s/ STEVEN J. BUHALY
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

Signature	Title	Date
/S/ RALPH G. QUINSEY	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2013
Ralph G. Quinsey

/S/ STEVEN J. BUHALY	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2013
Steven J. Buhaly

/S/ STEVEN J. SHARP	Chairman of the Board	February 26, 2013
Steven J. Sharp

/S/ CHARLES SCOTT GIBSON	Director	February 26, 2013
Charles Scott Gibson

/S/ DAVID H.Y. HO	Director	February 26, 2013
David H.Y. Ho

/S/ NICOLAS KAUSER	Director	February 26, 2013
Nicolas Kauser

/S/ WALDEN C. RHINES	Director	February 26, 2013
Walden C. Rhines

/S/ WILLIS C. YOUNG	Director	February 26, 2013
Willis C. Young

/S/ ROD NELSON	Director	February 26, 2013
Rod Nelson

TRIQUINT SEMICONDUCTOR, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
TriQuint Semiconductor, Inc.:

We have audited the accompanying consolidated balance sheets of TriQuint Semiconductor, Inc. and subsidiaries ("the Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP
Portland, Oregon
February 26, 2013

TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Revenue	$829,174	$896,083	$878,703
Cost of goods sold	591,578	574,152	527,865
Gross profit	237,596	321,931	350,838
Operating expenses:
Research, development and engineering	160,483	146,902	129,248
Selling, general and administrative	106,642	96,779	96,090
Litigation expense	7,547	19,224	9,360
Total operating expenses	274,672	262,905	234,698
(Loss) income from operations	(37,076)	59,026	116,140
Other income (expense):
Interest income	241	293	376
Interest expense	(2,112)	(1,567)	(1,115)
Recovery of investments in other companies	6,957	1,363	1,340
Other, net	116	(143)	(212)
Total other income (expense), net	5,202	(54)	389
(Loss) income before income tax	(31,874)	58,972	116,529
Income tax (benefit) expense	(5,705)	10,822	(74,308)
Net (loss) income	$(26,169)	$48,150	$190,837
Net (loss) income per common share:
Basic	$(0.16)	$0.29	$1.22
Diluted	$(0.16)	$0.28	$1.17
Common equivalent shares:
Basic	164,366	164,256	155,870
Diluted	164,366	172,510	163,486
Other comprehensive loss:
Net unrealized loss on available for sale investments	(3)	—	(14)
Net unrealized loss on pension obligations	(503)	(340)	(242)
Comprehensive (loss) income	$(26,675)	$47,810	$190,581

See accompanying notes to the consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$116,653	$116,305
Investments in marketable securities	22,305	46,006
Accounts receivable, net	132,729	129,103
Inventories	138,246	151,577
Prepaid expenses	8,938	7,051
Deferred tax assets, net	12,530	11,857
Other current assets	48,382	35,756
Total current assets	479,783	497,655
Property, plant and equipment, net	448,741	469,943
Goodwill	4,391	3,376
Intangible assets, net	23,163	22,732
Deferred tax assets - noncurrent, net	57,185	48,957
Other noncurrent assets, net	40,415	12,605
Total assets	$1,053,678	$1,055,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,388	$67,812
Accrued payroll	33,254	28,519
Other accrued liabilities	15,132	9,901
Total current liabilities	113,774	106,232
Long-term liabilities:
Long-term income tax liability	2,809	735
Cross-licensing liability	12,818	—
Other long-term liabilities	15,878	11,013
Total liabilities	145,279	117,980
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 600,000 shares authorized, 160,611 and 166,125 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	161	166
Additional paid-in capital	676,203	678,412
Accumulated other comprehensive (loss) income	(366)	140
Retained earnings	232,401	258,570
Total stockholders’ equity	908,399	937,288
Total liabilities and stockholders’ equity	$1,053,678	$1,055,268

See accompanying notes to the consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2009	153,279	$153	$556,690	$736	$19,583	$577,162
Issuance of common stock under plans	8,184	8	45,302	—	—	45,310
Stock-based compensation	—	—	17,800	—	—	17,800
Excess tax benefit from share based compensation	—	—	3,166	—	—	3,166
Accumulated other comprehensive loss	—	—	—	(256)	—	(256)
Net income	—	—	—	—	190,837	190,837
Balance, December 31, 2010	161,463	$161	$622,958	$480	$210,420	$834,019
Issuance of common stock under plans	4,662	5	29,200	—	—	29,205
Stock-based compensation	—	—	25,786	—	—	25,786
Excess tax benefit from share based compensation	—	—	468	—	—	468
Accumulated other comprehensive loss	—	—	—	(340)	—	(340)
Net income	—	—	—	—	48,150	48,150
Balance, December 31, 2011	166,125	$166	$678,412	$140	$258,570	$937,288
Issuance of common stock under plans	4,695	5	18,399	—	—	18,404
Share repurchase	(10,209)	(10)	(49,990)	—	—	(50,000)
Stock-based compensation	—	—	29,255	—	—	29,255
Excess tax benefit from share based compensation	—	—	127	—	—	127
Accumulated other comprehensive loss	—	—	—	(506)	—	(506)
Net loss	—	—	—	—	(26,169)	(26,169)
Balance, December 31, 2012	160,611	$161	$676,203	$(366)	$232,401	$908,399

See accompanying notes to the consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(26,169)	$48,150	$190,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,555	66,022	54,658
Stock-based compensation charges	29,225	25,082	17,560
Deferred income tax (benefit) expense	(8,687)	14,600	(74,982)
Recovery of investment	(6,957)	(1,363)	(1,340)
Other	(1,374)	(379)	447
Changes in assets and liabilities, net of assets acquired:
Accounts receivable, net	(3,626)	9,886	(50,899)
Inventories	14,991	(49,416)	(11,253)
Other assets	(33,651)	(3,855)	(13,727)
Current and long-term liabilities	20,756	(8,160)	13,606
Net cash provided by operating activities	81,063	100,567	124,907
Cash flows from investing activities:
Purchase of available-for-sale investments	(73,383)	(80,580)	(59,154)
Maturity / sale of available-for-sale investments	97,081	65,766	78,306
Proceeds from gain/recovery of investment in other companies	6,957	1,363	1,340
Payments for acquisitions	(4,500)	—	—
Other	(175)	(707)	1,195
Capital expenditures	(75,278)	(192,384)	(105,760)
Net cash used in investing activities	(49,298)	(206,542)	(84,073)
Cash flows from financing activities:
Subscription/issuance of common stock, net	18,456	29,548	46,523
Loan commitment fees	—	(200)	(1,638)
Repurchase of common stock	(50,000)	—	—
Excess tax benefit from stock-based compensation arrangements	127	468	3,166
Net cash (used in) provided by financing activities	(31,417)	29,816	48,051
Net increase (decrease) in cash and cash equivalents	348	(76,159)	88,885
Cash and cash equivalents at beginning of period	116,305	192,464	103,579
Cash and cash equivalents at end of period	$116,653	$116,305	$192,464
Supplemental disclosures:
Change in timing of payments related to capital expenditures	$(5,916)	$(13,804)	19,880
Cash paid for income taxes	$39	$2,640	$725

See accompanying notes to the consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands unless otherwise noted, except per share amounts)

Note 1.    The Company
TriQuint Semiconductor, Inc. (collectively with its wholly owned subsidiaries, the “Company”) provides a comprehensive portfolio of advanced, high-performance radio frequency ("RF") solutions. The Company designs, develops and manufactures high-performance RF solutions with gallium arsenide ("GaAs"), gallium nitride ("GaN"), surface acoustic wave ("SAW") and bulk acoustic wave ("BAW") technologies. The Company serves customers worldwide in the mobile device, network infrastructure and defense & aerospace markets. The Company is a high-volume supplier of active and passive components and provides integrated solutions.

Note 2.    Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements for the periods presented include the accounts of the Company and its wholly owned subsidiaries, including TriQuint Europe Holding Company, TriQuint TFR Inc., TriQuint, Inc., TriQuint S.R.L., TriQuint Semiconductor Texas LLC, TriQuint Sales and Design, Inc., TriQuint Semiconductor GmbH, TriQuint Asia Inc., TriQuint Asia LLC, TriQuint (Shanghai) Trading Co. Ltd., TriQuint Semiconductor Japan YK, TriQuint WJ, Inc., WJ Newco LLC, TriQuint International Pte. Ltd. Singapore and TriQuint Semiconductor Malaysia SDN BHD. The Company has no investments in which it exercises significant influence but which it does not control (20% to 50% ownership interest). All intercompany transactions and balances have been eliminated.
Management Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances. Examples of such estimates include, but are not limited to, revenue recognition, sales returns allowances, the valuation of inventory, the accounting for income taxes, impairments of investments, goodwill and long-lived assets, the accounting for precious metals reclaim, stock-based compensation, business acquisition earnout liabilities, the accounting for litigation and settlement costs and commitments and contingencies. On a regular basis, or as new information becomes available, the Company reviews its estimates to ensure the estimates appropriately reflect changes in its business. Management believes that these estimates are reasonable; however, actual results could materially differ from these estimates.
Revenue Recognition
The Company's revenue is primarily derived from the sale of products in the mobile devices, networks and defense & aerospace end markets. The Company also receives revenue from foundry services, non-recurring engineering fees and cost-plus contracts for research and development work, which collectively has comprised less than 10% of consolidated revenue for any period. The Company’s distribution channels include direct sales staff, manufacturers’ representatives and independent distributors. The majority of the Company’s shipments are made directly to its customers. Revenue from the sale of the Company's products is recognized when title to the products passes to the buyer. The Company's product sales include warranty provisions that provide that the products will be free of faulty workmanship or defective materials and that the products will conform to the Company's published specifications or other specifications mutually agreed upon with the customer. The Company's historical warranty claims experience, and its warranty liability, have not been material.

Revenue from the Company’s distributors is recognized when the product is sold to the distributor and was as follows:

	Year ended December 31,
	2012	2011	2010
Revenue from distributors	$79,360	$81,896	$103,913

The Company’s distribution agreements provide for selling prices that are fixed at the date of sale, although the Company may elect after the sale to offer price protection credits which are specific, of a fixed duration and accounted for as a reduction to revenue when offered. Further, the payment obligation is not contingent on reselling the product or further action by the Company. The distributors take title to the product, bear the risks of ownership, the distributor sales have economic substance and the amount of future returns can be reasonably estimated. If the Company is unable to repair or replace products returned under warranty, the Company will issue a credit for a warranty return. The Company reduces revenue and records allowances for product returns, price protection credits and stock rotation credits based on historical experience or specific identification depending on the contractual terms of the arrangement. The revenue allowances have remained approximately consistent as a percentage of revenue and the Company has visibility into the distributors' inventory levels and qualifying sales, and is, therefore, able to reasonably estimate the revenue allowances.
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
The Company recognizes amounts billed to a customer in a sale transaction related to shipping and handling as revenue. The costs incurred by the Company for shipping and handling are classified as costs of goods sold.
Cash Equivalents
The Company considers all highly liquid debt and other instruments purchased with an original maturity of three months or less to be cash equivalents. These investments include money market funds. Company’s cash equivalents were as follows:

	December 31, 2012	December 31, 2011
Cash equivalents	$53,549	$68,803
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
At December 31, 2012 and December 31, 2011, the Company’s investments consisted of U.S. treasury securities, U.S. government-sponsored enterprise securities, corporate debt securities, municipal notes, money market funds, certificates of deposit and other investments. All were classified as available-for-sale.
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
Precious Metals Reclaim
The Company uses historical experience to estimate the amount of reclaim on precious metals used in manufacturing at the end of each period and states the reclaim value at the lower of average cost or market. The estimated value to be received from precious metal reclaim is included in other current assets.

Inventories
The Company states inventories at the lower of cost or market. The Company uses a standard cost methodology to determine the cost basis for inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to stating inventory at the lower of cost or market, the Company also evaluates inventory each period for excess quantities and obsolescence. This evaluation, based on historical experience and the Company’s judgment of economic conditions, includes identifying those parts specifically identified as obsolete and writing them down, analyzing historical usage as well as forecasted demand versus quantities on hand and writing down the excess, and identifying and recording other specific write-downs. In addition, the Company is currently investigating a potential scrap issue related to the ramp of new GaAs capacity. This issue could potentially result in an additional charge of approximately $5,000 during the three months ending March 30, 2013.
Property, Plant & Equipment
Property, plant and equipment is recorded at cost. Rent expense for operating leases is recorded on a straight-line basis over the lease term. If a lease contains an escalation clause, the difference between rent expense and rent paid is recorded as deferred rent and is included in accrued liabilities on the consolidated balance sheets.
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

	Year Ended December 31,
	2012	2011	2010
Depreciation expense	$90,046	$59,919	$48,754

Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over fair value of the net assets of businesses acquired. Other intangible assets consist primarily of patents, developed technology, customer relationships, in-process research and development, and other intangibles with estimable useful lives, ranging from 3 to 15 years at the time of acquisition. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead reviewed at least annually for impairment. In-process research and development ("IPR&D") is amortized or impaired upon completion or abandonment of specific projects. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives.
The Company is required to perform an impairment analysis on its goodwill at least annually, or when events and circumstances warrant. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. The Company is considered one reporting unit. When the Company performed this test in 2012, the Company elected to use the two-step goodwill impairment test. As a result, to determine whether goodwill may be impaired, the Company compares its book value to its market capitalization. If the trading price of the Company’s common stock, as adjusted for factors such as a control premium, is below the book value per share at the date of the annual impairment test or if the average trading price of the Company’s common stock is below book value per share for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value. If the comparison of book value to estimated market value indicates impairment, then the Company compares the implied fair value of goodwill to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The Company performs this test in the fourth quarter of each year, unless indicators warrant testing at an earlier date.
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
Advertising Costs
The Company expenses advertising costs as incurred. For 2012, 2011 and 2010, advertising costs were immaterial.
Comprehensive (Loss) Income
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

Net (Loss) Income Per Share
Basic net (loss) income per share is calculated by dividing the net (loss) income for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is net loss applicable to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net income per share is similar to basic net income per share, except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect (“dilutive securities”). Dilutive securities include options granted pursuant to the Company’s stock option plans and potential shares related to the Company’s Employee Stock Purchase Plan ("ESPP"). A reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share calculations for 2012, 2011 and 2010 is presented in Note 6.
Income Taxes
The Company is subject to taxation from federal, state and international jurisdictions. A significant amount of judgment is involved in preparing the provision for income taxes and the calculation of resulting deferred tax assets and liabilities.
The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between tax and financial reporting. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company uses the with-and-without approach, disregarding indirect tax impacts, for determining the period in which tax benefits for excess share-based deductions are recognized. Net operating losses from prior years reduced federal and state income tax obligations such that the Company did not have significant income taxes payable at December 31, 2012 or December 31, 2011.
The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized in future tax returns. Significant management judgment is required in determining any valuation allowances that might be required against the deferred tax assets. Accounting Standards Codification ("ASC") 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with GAAP. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods and disclosure.

The calculation of the Company's tax liabilities is subject to legal and factual interpretation, judgment and uncertainty in a multitude of jurisdictions and includes addressing uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions in the U.S. and other tax jurisdictions based on recognition and measurement criteria prescribed by ASC 740. The liabilities are periodically reviewed for their adequacy and appropriateness. Changes to the Company's assumptions could cause the Company to find a revision of estimates appropriate. Such a change in measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. The Company recognizes potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on the Company's estimate of whether, and the extent to which, additional taxes and interest will be due. The Company records an amount as an estimate of probable additional income tax liability at the largest amount that the Company determines is more likely than not, based upon the technical merits of the position, to be sustained upon audit by the relevant tax authority.
The Company's net unrecognized tax benefits are recorded as a liability in the consolidated balance sheets. To the extent interest and penalties would be assessed by taxing authorities of any underpayment of income taxes, such amounts are accrued and classified as a component of income tax expense on the consolidated statement of operations. Realization of the unrecognized tax benefits results in a favorable impact to the effective tax rate. See Note 9 for additional information about the Company's income taxes.
As of December 31, 2012, the Company was not under audit by any income tax authorities. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the tax authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the tax jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. The Company believes that an appropriate estimated liability has been established for potential exposures.
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
In the first quarter of 2012, the Company conducted an assessment of the recoverability of its long-lived and intangible assets based on a comparison of the undiscounted cash flows to the recorded carrying value of the long-lived and intangible assets. The results of the impairment analysis did not indicate that the long-lived assets were not recoverable.
The Company did not record an impairment charge on its long-lived assets for any of the years ended December 31, 2012, 2011 or 2010.
Stock-Based Compensation
The Company has stock-based employee compensation plans, which are described in Note 12. The Company records compensation expense for all stock-based payment awards made to employees and directors. Compensation expense for the Company’s stock-based payments, which includes employee stock options and the ESPP, is based on estimated fair values at the time of the grant or subscription period, respectively.
The Company estimates the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model which requires a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company’s common stock and interest rates. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Stock-based compensation expense recognized during the years ended December 31, 2012, 2011 and 2010 included compensation expense for stock-based payment awards granted from 2006 through the current year. The compensation expense for these grants was based on the grant date estimated fair value. Compensation expense for all stock-based payment awards is recognized using the straight-line method over the vesting term of the award. As stock-based compensation expense recognized during 2012, 2011 and 2010 was based on awards ultimately expected to vest, the gross expense has been reduced for estimated forfeitures.

Reclassifications
Certain immaterial reclassifications have been made to disclosures of prior year revenue allocations between end markets in Note 15 in order to conform to the current year presentation.

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") with regard to the "Presentation of Comprehensive Income." The update is intended to increase the prominence of other comprehensive income in financial statements. The main provisions of the update provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in prior GAAP that permitted the presentation of other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update have been applied retrospectively. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this ASU in the presentation of the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010.
In September 2011, the FASB issued an ASU with regard to "Testing for Goodwill Impairment." The update is intended to simplify how entities test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described under current guidance. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU will be applied prospectively and is effective for annual and interim goodwill impairment tests performed for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this ASU for the year ended December 31, 2012.
In July 2012, the FASB issued an ASU with regard to "Testing Indefinite-Lived Intangible Assets for Impairment." This ASU extends the guidance under the ASU described above that was issued in September 2011 to impairment tests on indefinite-lived intangible assets. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company will adopt this ASU in the performance of its annual test for the impairment of long-lived assets during the first quarter of 2013. The Company does not anticipate the adoption of this ASU to have a significant impact on its financial position, results of operations or cash flows.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2012 were as follows:
	Carrying Amount	Total Fair Value	Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$63,104	$63,104	$63,104	$—	$—	$—
Cash equivalents	53,549	53,549	—	53,549	—	—
Short-term—marketable securities	22,305	22,305	—	4,510	17,795	—
Non-Qualified Deferred Compensation Plan Funds	4,591	4,591	—	4,591	—	—
Total	$143,549	$143,549	$63,104	$62,650	$17,795	$—

Liabilities:
Earnout and milestone payment liability	$5,457	$5,457	$—	$—	$—	$5,457
Non-Qualified Deferred Compensation Plan	4,591	4,591	—	4,591	—	—
Total	$10,048	$10,048	$—	$4,591	$—	$5,457

Assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2011 were as follows:
	Carrying Amount	Total Fair Value	Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$47,502	$47,502	$47,502	$—	$—	$—
Cash equivalents	68,803	68,803	—	40,793	28,010	—
Short-term—marketable securities	46,006	46,006	—	7,501	38,505	—
Non-Qualified Deferred Compensation Plan funds	3,635	3,635	—	3,635	—	—
Total	$165,946	$165,946	$47,502	$51,929	$66,515	$—

Liabilities:
Earnout payment liability	$890	$890	$—	$—	$—	$890
Non-Qualified Deferred Compensation Plan	3,635	3,635	—	3,635	—	—
Total	$4,525	$4,525	$—	$3,635	$—	$890
The instruments classified as Level 1 are measured at fair value using quoted market prices. The investments classified as Level 2 were valued using quoted prices for similar instruments in markets that are not active since identical instruments were not available. The Company determines the hierarchy levels at the end of each quarter.
The non-qualified deferred compensation plan provides eligible employees and members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The Company includes the asset deferred by the participants in the “Other noncurrent assets, net” line item of its consolidated balance sheets and the Company's obligation to deliver the deferred compensation in the “Other long-term liabilities” line item of its consolidated balance sheets.
The earnout and milestone payment liability as of December 31, 2012 resulted from two acquisitions during 2012 and represents the fair value of the estimated payout to the former owners contingent upon meeting certain requirements. For the first acquisition, the Company has estimated the fair value of the obligation as $1,972 using a cash flow based approach discounted with a market discount rate. For the second acquisition, the Company has estimated the fair value of the obligation as $3,485 using a monte carlo simulation discounted using the risk free rate adjusted for an applicable credit spread.

The earnout payment liability as of December 31, 2011 represented the remaining estimated obligation to pay the former shareholders related to an acquisition in 2009. The conditions to the earnout payments were never met and as such, the Company revalued the liability to zero. This amount was recorded as an offset to selling, general and administrative expenses in the statement of operations and is included as a component of "other" in the cash flows from operating activities.
Details of the Level 3 fair value measurements are as follows:

Ending earnout payment liability December 31, 2010	$1,365
Accretion	206
Change in estimate	(681)
Ending earnout payment liability December 31, 2011	$890
Accretion	128
Change in estimate	(916)
Additions	$5,355
Ending earnout and milestone payment liability December 31, 2012	$5,457
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Company entered into a cross-licensing agreement in 2012. The fair value of the cross-licensing liability was estimated using a discounted cash flow model which discounts future cash flows using an incremental borrowing rate of 9%. The ending fair value of the cross-licensing liability at December 31, 2012 was $15,818, of which $3,000 is current.
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
Both the asset and liability were categorized as Level 3 in the fair value hierarchy.

Note 4.    Selected Financial Statement Information

	December 31, 2012	December 31, 2011
Accounts receivable, net:
Trade accounts receivable	$132,782	$129,149
Allowance for doubtful accounts	(53)	(46)
	$132,729	$129,103
Inventories:
Raw materials	$26,798	$39,821
Work-in-process	72,393	67,258
Finished goods	39,055	44,498
	$138,246	$151,577
Other current assets:
Precious metals reclaim	$24,402	$19,035
Other	23,980	16,721
	$48,382	$35,756
Property, plant and equipment, net:
Land	$19,691	$19,691
Buildings	94,766	93,184
Building and leasehold improvements	31,012	28,619
Machinery and equipment	664,737	577,262
Furniture and fixtures	6,915	6,535
Computer equipment and software	46,930	44,361
Assets in process	59,561	107,464
Total property, plant and equipment, gross	923,612	877,116
Accumulated depreciation	(474,871)	(407,173)
Total property, plant and equipment, net	$448,741	$469,943
Accrued payroll:
Accrued payroll and taxes	$13,670	$12,602
Accrued paid time off and sabbatical	14,979	13,985
Accrued management incentive program	2,437	135
Self-insurance liability	2,168	1,797
	$33,254	$28,519

The following schedule is a rollforward of our accounts receivable reserves:

	Year ended December 31,
	2012	2011	2010
Opening balance	46	76	84
Additional charged to costs and expenses	7	20	54
Write-offs	—	(50)	(62)
Ending balance	53	46	76

Note 5.    Investments in Marketable Securities
As of December 31, 2012 all short-term investments are classified as available-for-sale and have maturity dates of less than one year. All unrealized gains and losses on available-for-sale investments are included in other comprehensive income. The cost, net unrealized holding gains, net unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2012 consisted of the following:

At December 31, 2012	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale - included in cash equivalents:
Money market funds and other	$53,549	$—	$—	$53,549
Available-for-sale - included in short-term marketable securities:
U.S. treasury securities	4,510	—	—	4,510
U.S. government-sponsored enterprise securities	1,065	—	—	1,065
Corporate debt securities	14,933	—	(3)	14,930
Certificates of deposit	1,800	—	—	1,800
	$75,857	$—	$(3)	$75,854
The cost, net unrealized holding gains, net unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2011 consisted of the following:

At December 31, 2011	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale - included in cash equivalents:
Corporate debt securities	$24,010	$—	$—	$24,010
U.S. government-sponsored enterprise securities	4,000	—	—	4,000
Money market funds and other	40,793	—	—	40,793
Available-for-sale - included in short-term marketable securities:
Municipal notes	9,295	—	—	9,295
U.S. treasury securities	7,501	—	—	7,501
U.S. government-sponsored enterprise securities	16,506	—	(1)	16,505
Corporate debt securities	12,704	1	—	12,705
	$114,809	$1	$(1)	$114,809
The contractual maturities of investments as of December 31, 2012 and 2011 were all due or callable in one year or less.
Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operational and financing cash flow factors. At December 31, 2012, all unrealized holding losses were considered to be temporary since the Company has the ability and intent to hold the investments until a recovery of fair value. During 2012, 2011 and 2010, the Company did not record any other-than-temporary impairments on its marketable securities.

Note 6.    Net (Loss) Income Per Share
The following summarizes the elements included in the calculation of basic and diluted net (loss) income per share for 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Net (loss) income	$(26,169)	$48,150	$190,837
Weighted average shares outstanding—Basic	164,366	164,256	155,870
Dilutive securities	—	8,254	7,616
Weighted average shares outstanding—Dilutive	164,366	172,510	163,486
Net (loss) income per common share:
Basic	$(0.16)	$0.29	$1.22
Diluted	$(0.16)	$0.28	$1.17
For 2012, all outstanding stock options were excluded from the calculation as their effect would have been antidilutive. For 2011 and 2010, 6,174 and 10,392 stock options, respectively, were excluded from the calculation as their effect would have been antidilutive.

Note 7.    Goodwill and Other Acquisition-Related Intangible Assets
The Company performs its annual goodwill impairment test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During its annual impairment test in the fourth quarter of 2012, the price of the Company’s common stock adjusted for a control premium was above its book value and the Company concluded its goodwill was not impaired. In 2011 and 2010, no impairment of goodwill was recorded since the Company’s fair value substantially exceeded its carrying value. Information regarding the Company’s other acquisition-related intangible assets is as follows:

		December 31, 2012			December 31, 2011
	Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Goodwill		$4,391	$—	$4,391	$3,376	$—	$3,376
Amortizing intangible assets:
In-process research and development	3 - 5	1,779	(658)	1,121	850	(270)	580
Patents, trademarks, developed technology and other	4 - 15	55,743	(34,551)	21,192	49,653	(28,430)	21,223
		57,522	(35,209)	22,313	50,503	(28,700)	21,803
Non-amortizing intangible assets:
In-process research and development		850	—	850	929	—	929
Total intangible assets		58,372	(35,209)	23,163	51,432	(28,700)	22,732
Total goodwill and intangible assets		$62,763	$(35,209)	$27,554	$54,808	$(28,700)	$26,108
Amortization expense of intangible assets was approximately as follows:

	Year ended December 31,
	2012	2011	2010
Amortization expense	$6,509	$6,103	$5,904

The changes in the gross carrying amount of goodwill and intangible assets are as follows:

	Goodwill and Intangible Assets
	Goodwill	In process research and development- non-amortizing	In process research and development- amortizing	Patents, trademarks, developed technology and other	Total
Balance as of December 31, 2010	$3,376	$1,365	$600	$48,053	$53,394
Additions	—	—	250	1,600	1,850
Deductions	—	(436)	—	—	(436)
Balance as of December 31, 2011	$3,376	$929	$850	$49,653	$54,808
Additions	1,015	850	929	6,090	8,884
Deductions	—	(929)	—	—	(929)
Balance as of December 31, 2012	$4,391	$850	$1,779	$55,743	$62,763
The Company's patents, trademarks, developed technology and other intangible assets are being amortized over a period of three to fifteen years. During 2012 and 2011, certain product lines that were included in non-amortizing IPR&D reached technological feasibility. As a result, the Company transferred $929 and $250, respectively, to amortizing IPR&D and began amortizing the amounts over a period of three years.
During the third quarter of 2012, the Company acquired developed technology for $4,850 that will be amortized over a period of eleven years. The Company estimated the fair value of this asset using the relief from royalty valuation methodology discounted at a market discount rate.
During the fourth quarter of 2012, the Company completed acquisitions that resulted in the recognition of several intangible assets including developed technology for $570, non-amortizing IPR&D for $850, customer relationships for $670 and goodwill for $1,015. The developed technology and the customer relationships assets will be amortized over a period of five years. The Company estimated the fair value of the developed technology and IPR&D assets using a relief from royalty valuation methodology discounted at a market discount rate. The fair value of the customer relationships asset was estimated using a cash flow based approach discounted at a market discount rate.
In 2011, the Company incurred a charge of $186 to abandon and write off a product line included in IPR&D. No similar charges were recorded in 2012.
During 2011, the Company acquired patents for $1,600 which are being amortized over a period of eleven years. No patents were acquired during 2012.
Amortization expense related to intangible assets at December 31, 2012 in each of the next five fiscal years and beyond is expected to be as follows:

2013	$6,483
2014	5,193
2015	3,225
2016	1,871
2017	1,716
Thereafter	3,825
$22,313

Note 8.    Bank Line
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
The Company may elect to borrow at either a Eurodollar Rate or a Base Rate (each as defined in the Agreement). Eurodollar Rate loans bear interest at an amount equal to the sum of a rate per annum calculated from the British Bankers Association London Interbank Offered Rate ("LIBOR") plus a designated percentage per annum (the “Applicable Rate”). The Applicable Rate for Eurodollar Rate loans is based on the Company’s consolidated total leverage ratio (as defined in the Agreement) and is subject to a floor of 2.50% per annum and a cap of 3.00% per annum. Base Rate loans bear interest at a rate equal to the higher of the federal funds rate plus 0.50%, the prime rate of the Bank of America, N.A. plus the Applicable Rate or the Eurodollar Base Rate plus 1.0%. The Applicable Rate for Base Rate loans is subject to a floor of 1.50% per annum and a cap of 2.00% per annum. The interest payment date (as defined in the Agreement) will vary based on the type of loan but generally will be quarterly. The Company paid commitment fees, an arrangement fee, upfront fees and a renewal fee pursuant to the terms of the Agreement. The Company will also pay a quarterly fee for any letters of credit issued under the Agreement. The initial fees associated with the Agreement were capitalized and are being amortized to interest expense using the straight-line method over the remaining term to maturity.
The Agreement contains non-financial covenants of the Company and the Guarantors, including restrictions on the ability to create, incur or assume liens and other debt, make certain investments, dispositions and restricted payments, change the nature of the business, and merge with other entities subject to certain caps as defined in the agreement. The Agreement requires the Company to maintain ratios defined in the Agreement, which include a consolidated total leverage ratio as of the end of any fiscal quarter not in excess of 2.50 to 1.00, a consolidated liquidity ratio of at least 1.25 to 1.00 and a consolidated interest coverage ratio at a minimum of 3.00 to 1.00. The Company is in compliance with these covenants as of December 31, 2012.
At December 31, 2012 and 2011, there were no amounts outstanding under the Agreement. Since there were no borrowings since the inception of the agreement, no interest cost was incurred during 2012 and 2011.

Note 9.    Income Taxes
Domestic and foreign pre-tax (loss) income for 2012, 2011 and 2010 were as follows:

	Year ended December 31,
	2012	2011	2010
Domestic	$(29,483)	$55,537	$113,145
Foreign	(2,391)	3,435	3,384
	$(31,874)	$58,972	$116,529
Income tax (benefit) expense for 2012, 2011 and 2010 consisted of the following:

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$1,050	$(7,138)	$634
State	280	3,082	901
Foreign	1,652	278	(861)
	2,982	(3,778)	674
Deferred:
Federal	(12,625)	13,974	(66,408)
State	4,158	219	(8,374)
Foreign	(220)	407	(200)
	(8,687)	14,600	(74,982)
Net income tax (benefit) expense	$(5,705)	$10,822	$(74,308)

The actual income tax (benefit) expense is different from that which would have been computed by applying the statutory federal income tax rate to (loss) income before income tax. A reconciliation of income tax (benefit) expense as computed at the U.S. federal statutory income tax rate to the provision for income tax (benefit) expense for 2012, 2011 and 2010 is as follows:

	Year ended December 31,
	2012	2011	2010
Tax (benefit) expense at U.S. statutory rate	(35.0)%	35.0%	35.0%
State income tax, net of federal effect	—	1.0	0.7
Change in valuation allowance	9.4	0.2	(96.4)
Foreign income tax	0.2	(0.5)	0.1
Foreign subsidiary tax holiday	2.4	(2.0)	(0.9)
Stock-based compensation	6.1	2.6	0.4
Increase (reduction) of uncertain tax position liability	1.7	(11.2)	—
Tax credits	(1.4)	(14.8)	(1.8)
State apportionment adjustment	(0.5)	7.7	—
Other, net	(0.8)	0.4	(0.9)
Effective tax rate	(17.9)%	18.4%	(63.8)%

Deferred income tax assets and liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. These temporary differences as of December 31, 2012 and 2011 were as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Capital research and development expenditures	$4,790	$7,334
Accrued liabilities	6,794	5,112
Impairment of investment in other companies	3,890	5,821
Inventory	7,443	6,220
Net operating loss carryforwards	33,029	50,155
Research and development, and other credits	19,411	18,404
Stock-based compensation	21,236	14,466
Other	12,544	12,008
Gross deferred tax assets	109,137	119,520
Valuation allowance	(14,518)	(11,522)
Total deferred tax assets	94,619	107,998
Deferred tax liabilities:
Fixed assets	(24,904)	(47,184)
Total deferred tax liabilities	(24,904)	(47,184)
Total deferred tax assets, net	$69,715	$60,814
The Company recorded an income tax benefit of $5,705 for 2012, income tax expense of $10,822 for 2011 and an income tax benefit of $74,308 for 2010. The 2012 tax benefit differs from the statutory rate primarily due to an increase in the valuation allowance placed upon certain state attributes and the impact of book to tax differences related to stock based compensation expense. The 2011 tax expense differs from the statutory rate primarily due to the benefit of federal and state credits and the expiration of the statute of limitations on an uncertain tax position in the current year. The 2010 tax benefit is due to a change in the assessment of the potential to realize deferred tax assets which resulted in the release of valuation allowance. In 2002, the Company determined that a valuation allowance should be recorded against all of its net deferred tax assets. Due to strong results for 2010 and increased confidence that it will continue to generate taxable income into the foreseeable future, the Company's assessment regarding the potential to realize its deferred tax assets changed. This assessment required the Company to exercise significant judgment and make estimates about its ability to generate revenue, gross profit, operating income and taxable income in future periods. The result was the release of a majority of the valuation allowance on the deferred tax assets in 2010. The increase to the valuation allowance during 2012 is primarily the result of the Company revising its estimate of its ability to utilize certain state tax attributes in future years. The increase (decrease) in the valuation allowance for the net deferred tax assets for 2012, 2011 and 2010 was $2,996, $131 and $(112,886), respectively.
At December 31, 2012, the Company had approximately $136,191 of U.S. net operating loss carryforwards available to offset future U.S. taxable income, expiring from 2017 through 2031 if unused; and $138,206 of net operating loss carryforwards for state tax purposes, expiring from 2012 through 2031 if unused. Included in these amounts are NOLs from acquisitions made in years prior to 2010 which are subject to Internal Revenue Code section 382 annual utilization limitations following an ownership change. Of the total U.S. and state NOLs, $64,308 and $11,498, respectively, were generated from stock option deductions and are not reflected in the Company's deferred tax assets. When utilized, the benefit will be credited to additional paid-in capital in the Company's consolidated balance sheets. The Company had U.S. federal income tax credits of $24,213, of which $3,463 of unrealized tax benefits have not been recorded in deferred tax assets because it did not meet the more likely than not criteria. The Company had state tax credits of $13,882, of which $5,563 has not been recorded as a deferred tax asset. These federal and state tax credits expire at various dates between 2013 and 2031. Of the total U.S. and state credits, $3,669 and $568, respectively, were generated from stock option deductions and are not reflected in the Company's deferred tax assets. In 2012 and 2011, the federal capital loss carryforward decreased by $1,575 and $1,131, respectively, due to the sale of capital assets and by $136 in 2012 due to the expiration of the carryforward period. There are no remaining federal capital loss carryforwards. The Company continues to maintain a valuation allowance against the tax effect of certain NOL and credit carryforwards, since management does not believe it is more likely than not that these benefits will be realized in future periods. Specifically, the carryforward period may expire before certain state NOL and credit carryforwards are utilized.
As of December 31, 2012, the U.S. Congress had not extended the general business credit for Research and Experimental ("R&E"). The Company has therefore not included a current year benefit for such credit in its income tax expense. However, subsequent to the end of the current year, The American Taxpayer Relief Act of 2012 was signed into law, retroactively reinstating the R&E credit for 2012 and through 2013. The expected benefit to be realized for 2012 is $4,800. U.S. income tax legislation passed at the end of 2010 affected the Company's deferred tax asset balances for 2011 and 2010. The 2010 Tax Relief Act reinstated the R&E credit for two years, through 2011. This resulted in the recognition of an additional $5,519 and $2,009 in deferred tax assets related to federal R&E credits for 2011 and 2010, respectively.
The major jurisdictions in which the Company files are the U.S., Singapore and Costa Rica. In 2012, the Company expanded its presence into Asia by increasing operations in Singapore. Tax years beginning in 2006 are subject to examination by taxing authorities, although NOL and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. Due to agreements with the Costa Rican and Singaporean governments, the Company was granted income tax holidays of varying rates through March 2017 and December 2019, respectively. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. The increase (decrease) in income tax expense for 2012 and 2011 as a result of the tax holidays was approximately $765 and $(1,309), respectively.
No provision has been made for the U.S., state or additional foreign income taxes related to approximately $110,010 of undistributed earnings of foreign subsidiaries which have been permanently reinvested outside the U.S. except for existing earnings that have been previously taxed. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested outside the U.S. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to U.S. federal and state income taxes and foreign withholding taxes.
The Company's current cash, cash equivalent and short-term investment balances, (consisting of $62,869 in domestic balances and $76,089 in foreign balances) together with cash anticipated to be generated from operations and the balance available on its $200,000 syndicated credit facility, constitute the Company's principal sources of liquidity. The Company believes these sources of liquidity will satisfy its projected working capital, capital expenditure and possible investment needs domestically through the next twelve months. The Company intends to permanently reinvest all foreign earnings except existing earnings that have been previously taxed. The Company is not presently aware of any restrictions on the repatriation of these funds. If these funds were needed to fund the Company's operations in the U.S., they could be repatriated. Repatriation of the Company's foreign funds would require board approval and could result in additional U.S. income taxes and foreign withholding taxes which could be partially offset by net operating losses and/or foreign tax credits. Determining the amount of possible future taxes is not practicable.
The Company's net unrecognized tax benefits totaled $2,809 and $735 as of December 31, 2012 and December 31, 2011, respectively. Net unrecognized tax benefits included accumulated interest and penalties of $590 as of December 31, 2012. There were no accumulated interest and penalties as of December 31, 2011. No changes to the unrecognized tax benefits existing as of December 31, 2012 are anticipated within the next twelve months.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2012 and 2011, which includes amounts recorded in income taxes payable as well as amounts not recorded in the Company's deferred tax assets and excludes interest and penalties, is as follows:

Balance December 31, 2010	$6,271
Additions	11,442
Expiration of statute of limitations	(7,332)
Balance December 31, 2011	$10,381
Reductions	(3,285)
Additions	2,793
Balance December 31, 2012	$9,889

Note 10.    Commitments and Contingencies
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

Lease Commitments
The Company leases certain equipment, office and manufacturing space under operating leases. Lease terms range from approximately one to ten years, expiring at various dates through 2020 with options to renew at varying terms. Commitments for minimum lease payments under non-cancelable leases as of December 31, 2012 were as follows:

2013	$3,240
2014	2,250
2015	1,729
2016	1,532
2017	1,064
Thereafter	3,931
$13,746
Rent expense under cancelable and non-cancelable operating leases for 2012, 2011 and 2010 was as follows:

	Year ended December 31,
	2012	2011	2010
Building rent expense	$4,088	$3,556	$3,102

Note 11.    Concentration of Credit Risk
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

Note 12.    Stock, Stock Options and Rights
Preferred Stock
The Company has authorized capital of 5,000 shares of $0.001 par value preferred stock. Holders of the preferred stock are entitled to one thousand votes for each share of preferred stock on all matters submitted to a vote of the Company’s stockholders. At December 31, 2012, the Company had no shares of preferred stock issued or outstanding.
Common Stock
The Company has authorized capital of 600,000 shares of $0.001 par value common stock. Holders of the common stock are entitled to one vote for each share of common stock on all matters submitted to a vote of the Company’s stockholders.
Stock Options
1996 Stock Incentive Program
The 1996 Stock Incentive Program provides for the grant of incentive and non-qualified stock options to officers, outside directors and other employees of the Company or any parent or subsidiary. The plan was amended in 2002 to provide that options granted thereunder must have an exercise price per share no less than 100% of the fair market value of the share price on the grant date. Further, with respect to any participant who owns a quantity of stock representing more than 10% of the voting rights of the Company’s outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date. In 2005, the 1996 plan was further amended to extend the term of the plan to 2015 and permit the award of restricted stock, restricted stock units, stock appreciation rights, performance shares and performance units in addition to the grant of stock options. In addition, the amendment provided specific performance criteria that the plan administrator may use to establish performance objectives, a formula mechanism that provides for automatic grants to the non-employee chairman of the Board and prohibited (i) repricing any outstanding stock option or stock appreciation right after it has been granted (other than pro rata adjustments to reflect stock dividends and other corporate events) and (ii) canceling any outstanding stock option or stock appreciation right and replacing it with a new stock option or stock appreciation right with a lower exercise price, unless approved by the Company’s stockholders. The terms of each grant under the plan may not exceed ten years.
2008 Inducement Award Plan
The 2008 Inducement Award Plan provides for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers and directors employed by the company or any parent or subsidiary. The options granted thereunder must have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the plan may not exceed ten years.
2009 Incentive Plan
In May 2009, the 2009 Incentive Plan was approved by the Company’s stockholders. The plan replaced the 1996 Stock Incentive Program and provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers, directors, consultants, agents advisors and independent contractors of the Company and its subsidiaries and affiliates. The options granted thereunder must have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the 2009 Incentive Plan may not exceed ten years.
2012 Incentive Plan
In May 2012, the 2012 Incentive Plan was approved by the Company’s stockholders. The plan replaces the 2009 Incentive Plan and provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers, directors, consultants, agents advisors and independent contractors of the Company and its subsidiaries and affiliates. The options granted thereunder must have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the 2012 Incentive Plan may not exceed ten years.
The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans at December 31, 2012:

	Authorized	Available	Outstanding
1996 Stock Incentive Program(1)	34,815	1,039	12,860
1998 Nonstatutory Stock Option Plan(2)	37	—	37
2008 Inducement Award Plan	1,800	184	1,316
2009 Incentive Plan(1)	19,041	758	18,022
2012 Incentive Plan	4,000	2,994	1,006
Total	59,693	4,975	33,241
______________

(1)	Shares are only available for issuance under the 2012 Incentive Plan after reregistration.

(2)	Shares will be retired upon cancellation.

 Subject to the discretion of the Board of Directors and beginning in 2006, outstanding options granted to new employees under the Plans generally vest and become exercisable at the rate of 25% at the end of the first year, and thereafter at a rate of 6.25% per quarter until fully vested after a total of four years. Options granted to current employees generally become exercisable at the rate of 25% per quarter during either the third or fourth year following the grant, quarterly over four years, or as approved by the Compensation Committee. All options granted to employees generally expire ten years after the grant date. Annual option grants to sitting board members generally expire five years after the grant date. Option grants to newly elected board members generally expire ten years after the grant date.

The following summarizes the Company’s stock option transactions for 2012, 2011 and 2010:

	Year ended December 31,
	2012		2011		2010
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	29,547	$6.73	28,436	$6.03	30,101	$7.96
Granted	7,293	$5.82	5,678	$11.94	7,521	$7.37
Exercised	(1,189)	$3.30	(2,738)	$6.43	(6,360)	$5.50
Forfeitures	(2,410)	$8.02	(1,829)	$12.51	(2,826)	$31.38
Outstanding at end of year	33,241	$6.56	29,547	$6.73	28,436	$6.03
Exercisable at end of year	19,156	$5.51	15,963	$5.34	14,208	$6.35
The aggregate intrinsic value of options exercised during 2012, 2011 and 2010 was $2,758, $18,263 and $27,539, respectively. Fully vested outstanding options at December 31, 2012 had an aggregate intrinsic value of $10,766, based upon the Company’s closing stock price on that date of $4.83 per share. Fully vested outstanding options at December 31, 2011 had an aggregate intrinsic value of $8,499, based upon the Company’s closing stock price on that date of $4.87 per share. The aggregate intrinsic value of all outstanding options at December 31, 2012, 2011 and 2010 was $11,176, $13,519 and $166,360, respectively. The Company issues new shares of common stock upon exercise of stock options.

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life-Years	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price
$ 1.69 – $ 4.00	4,863	4.96	$2.60	4,716	$2.61
$ 4.01 – $ 5.50	6,333	4.65	$5.04	5,419	$5.04
$ 5.51 – $ 6.75	10,534	7.73	$6.14	4,266	$6.39
$ 6.76 – $10.00	6,645	6.96	$7.18	3,895	$7.18
$10.01 – $13.99	4,866	8.20	$12.54	860	$12.54
$ 1.69 – $13.99	33,241	6.65	$6.56	19,156	$5.51
The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model during 2012, 2011 and 2010, to determine the fair value of employee stock options and employee ESPP rights granted during each period:

Stock Options	2012	2011	2010
Risk free interest rates	1.0%	2.2%	2.6%
Expected life in years	5.00 years	4.99 years	4.79 years
Expected dividend yield	—%	—%	—%
Expected volatility	63.4%	60.2%	60.6%
Estimated annualized forfeiture rate	5.5%	6.8%	7.5%

ESPP	2012	2011	2010
Risk free interest rates	0.1%	0.1%	0.2%
Expected life in years	0.50 years	0.50 years	0.50 years
Expected dividend yield	—%	—%	—%
Expected volatility	58.5%	57.4%	56.3%
Estimated annualized forfeiture rate	4.0%	4.0%	4.0%

The Company determines its risk-free rate assumption based upon the U.S. Treasury yield for obligations with contractual lives similar to the expected lives of the Company’s option grants and ESPP subscription periods. The expected life represents the weighted average period the options are expected to remain outstanding, based upon historical experience. The dividend yield assumption is based on the Company’s historical and anticipated dividend distributions. The expected volatility is based upon a blend of the Company’s historical volatility of its stock price and its exchange traded options for the expected life of the award. Forfeitures are estimated based upon historical and anticipated future experience for the expected life of the award. Based upon these assumptions, the Company has estimated the per share weighted-average grant fair value of its options granted during 2012, 2011, and 2010 as follows:

	Year ended December 31,
	2012	2011	2010
Weighted-average grant fair value	$3.10	$6.27	$3.86

Stock-based compensation expense recognized in 2012, 2011 and 2010 consisted of stock-based compensation expense related to unvested grants of employee stock options and the Company’s ESPP. The table below summarizes the stock-based compensation expense for 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Stock-based compensation expense included in cost of goods sold	$9,021	$6,918	$4,652
Operating expenses:
Research, development and engineering	9,261	8,492	6,337
Selling, general and administrative	10,943	9,672	6,571
Stock-based compensation expense included in operating expenses	20,204	18,164	12,908
Total stock-based compensation expense included in income from operations	$29,225	$25,082	$17,560
As of December 31, 2012, the total future compensation expense related to the current unvested stock options and the ESPP, net of estimated forfeitures, is expected to be approximately $39,022. This expense is expected to be recognized over a weighted average period of approximately twenty-six months.
Employee Stock Purchase Plan ("ESPP")
Pursuant to the ESPP, participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s common stock at a discount. Offerings allow shares to be purchased at 85% of the lower of the fair market value on the first or last day of the six month offering period. The offering period dates are the first business days of May and November of each year.
The Company issues new shares of common stock for purchases through the ESPP. Approximately 2,000 shares were initially reserved for issuance under the ESPP, subject to annual increases at the lesser of (i) 3,000 shares, (ii) 1.5% of the number of shares outstanding on the last day of the immediately preceding fiscal year or (iii) an amount determined by the board of directors. As of December 31, 2012, 2,654 shares were reserved for issuance under the ESPP. The ESPP will expire in February 2017.
During 2012, 2011 and 2010, the approximate number of shares of the Company’s common stock that was purchased under the ESPP was as follows:

	Year ended December 31,
	2012	2011	2010
Shares purchased	3,506	1,924	1,824
Stock Repurchase Program
On May 2, 2012, the Company's Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $50,000 of the Company's outstanding common stock. Common stock repurchases were made in the open market at prevailing market prices. The timing of the purchases was based upon market conditions and other corporate considerations, including price, corporate and regulatory requirements and alternative investment opportunities. During 2012, the Company repurchased 10,209 shares for $50,000. Shares of common stock repurchased by the Company through the repurchase program were retired and had no impact on total shares authorized.

Note 13.    Employee Benefit Plans
The Company has a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code ("401(k) Plan") covering substantially all employees in the U.S. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. Company contributions to the 401(k) Plan were as follows:

	Year ended December 31,
	2012	2011	2010
401(k) Plan contributions	$5,214	$4,953	$4,053
The Company offers a non-qualified deferred compensation plan (the “Compensation Plan”) to certain employees and members of the Board of Directors. Participants in the Compensation Plan are provided with the opportunity to defer a specified percentage of their cash compensation which the Company will be obligated to deliver on a future date. At the time of deferral, the Company allocates the deferred monies to a trust account that is invested at the participants’ election. The amount of compensation to be deferred by each participating employee or board member will be based on elections by each participant and adjusted for any positive or negative investment results from investment alternatives selected by the participant under the Compensation Plan. The liability for the deferred compensation and the value of the funds allocated to the trust by the Company are included in the Company's consolidated balance sheets as follows:

	December 31, 2012	December 31, 2011
Other non-current assets, net:
Compensation plan funds	$4,591	$3,635
Other long-term liabilities:
Deferred compensation	$4,591	$3,635
The Company also has a pension obligation related to its German subsidiary that becomes payable when the covered employees reach the age of 60 or 65. The Company has elected to secure the liability through a self-paid reinsurance program. The pension plan obligation and the reinsurance program funds are included in the Company's consolidated balance sheets as follows:

	December 31, 2012	December 31, 2011
Other non-current assets, net:
Reinsurance program funds	$3,541	$3,277
Other long-term liabilities:
Pension obligation	$4,127	$3,217
Additional disclosures have not been included due to the insignificance of the pension plan.

Note 14.    Investments in Other Companies
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
As a result of the sale of the Company's former optoelectronics operations, the Company received $4,500 of preferred stock as partial consideration in addition to an unsecured promissory note from CyOptics Inc. ("CyOptics") for $5,633. In years prior to 2011, the carrying amount of the CyOptics investment was fully impaired and written down to $0. During 2012, the remaining amount due on the promissory note was settled in full and the preferred stock was sold in exchange for a total liquidation payment of $6,957. The transaction was recorded as a gain/recovery of investment in the statement of operations and an adjustment in the operating activities section of the statement of cash flows. The proceeds from the liquidation were received in cash during 2012 and are included in the investing activities section of the statement of cash flows. During 2011 and 2010, the Company recovered $1,363 and $1,340 from previously impaired investments, respectively.

Note 15.    Segment Information
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
As of December 31, 2012, the Company has concluded that it operates and internally manages itself as a single operating segment. In reaching this conclusion, management considered the definition of the chief operating decision maker ("CODM"), how the business is defined by the CODM, the nature of the information provided to the CODM, and how that information is used in relation to managing the business, evaluating performance and allocating resources. The Company’s chief operating decision makers are considered to be the senior management team consisting of the President and Chief Executive Officer (the “CEO”), the Chief Financial Officer (the “CFO”), and the Vice President of Worldwide Operations. Results of operations are provided and analyzed at a consolidated level. Key resources, decisions, assessment and management of performance is done at a consolidated level
Revenue from the sales of products into the Company's primary end markets was as follows:

	Year ended December 31,
	2012	2011	2010
Revenue:
Mobile Devices	$538,273	$634,498	$601,160
Networks	192,654	178,378	185,952
Defense & Aerospace	98,247	83,207	91,591
	$829,174	$896,083	$878,703

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

	Year ended December 31,
	2012	2011	2010
Revenue (origin):
United States and other	$764,267	$896,083	$878,703
Singapore	64,907	—	—
Costa Rica	27,274	31,295	25,947
Eliminations	(27,274)	(31,295)	(25,947)
	$829,174	$896,083	$878,703
(Loss) income from operations:
United States and other	$(29,761)	$59,026	$116,140
Singapore	(7,315)	—	—
Costa Rica	4,706	3,494	1,766
Eliminations	(4,706)	(3,494)	(1,766)
	$(37,076)	$59,026	$116,140

	December 31, 2012	December 31, 2011
Property, plant and equipment, net:
United States	$418,086	$435,423
Costa Rica	22,337	29,707
Other	8,318	4,813
	$448,741	$469,943
The Company’s products are sold to customers in various countries and shipped to factories around the world. International customer revenue representing approximately 10% or more of the Company’s total revenue for each period is as follows:

	Year ended December 31,
	2012	2011	2010
International customer revenue:
China	$374,772	$383,488	$317,547
Hong Kong	59,148	83,294	89,947
Other	194,082	183,222	144,331
	$628,002	$650,004	$551,825
There were no other countries from which revenue represented 10% or more of total revenue for the periods presented.

Revenue from customers representing approximately 10% or more of total revenue for each period is as follows (as a percentage of total revenue):

	Year ended December 31,
	2012	2011	2010
Foxconn Technology Group	31%	35%	25%
Some of the Company's mobile devices end customers use multiple subcontractors for product assembly and test and some of those subcontractors have multiple customers. Therefore, revenues from the Company's customers may not necessarily equal the business of a single mobile devices end customer.

Related receivables from customers representing approximately 10% or more of total revenue for each period are as follows (as a percentage of total trade receivables):

	Year ended December 31,
	2012	2011	2010
Foxconn Technology Group	34%	39%	28%

Note 16.    Summarized Quarterly Data (Unaudited)

	Year ended December 31, 2012 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Revenue	$216,730	$178,002	$200,821	$233,621	$829,174
Gross profit	$62,589	$44,938	$61,613	$68,456	$237,596
Net income	$1,883	$(13,050)	$(11,246)	$(3,756)	$(26,169)
Net income per common share(1)
Basic	$0.01	$(0.08)	$(0.07)	$(0.02)	$(0.16)
Diluted	$0.01	$(0.08)	$(0.07)	$(0.02)	$(0.16)
	Year ended December 31, 2011 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Revenue	$224,323	$228,785	$215,988	$226,987	$896,083
Gross profit	$87,394	$92,142	$75,356	$67,039	$321,931
Net income	$12,439	$16,565	$14,838	$4,308	$48,150
Net income per common share(1)
Basic	$0.08	$0.10	$0.09	$0.03	$0.29
Diluted	$0.07	$0.10	$0.09	$0.03	$0.28
 ______________

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.