Form 10-Q
period 2013-03-30
TRIQUINT SEMICONDUCTOR INC
filed 2013-05-01
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 30, 2013
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number	0-22660
TRIQUINT SEMICONDUCTOR, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3654013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 N.E. Brookwood Parkway, Hillsboro, Oregon	97124
(Address of principal executive offices)	(Zip Code)
(503) 615-9000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
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
As of April 29, 2013, there were 163,268,210 shares of the Registrant’s common stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenue	184,209	216,730
Cost of goods sold	145,437	154,141
Gross profit	38,772	62,589
Operating expenses:
Research, development and engineering	46,071	37,074
Selling, general and administrative	27,241	29,086
Total operating expenses	73,312	66,160
Loss from operations	(34,540)	(3,571)
Other (expense) income:
Interest income	38	49
Interest expense	(1,139)	(350)
Gain/recovery of investment	—	6,953
Other, net	(309)	110
Total other (expense) income, net	(1,410)	6,762
(Loss) income before income tax	(35,950)	3,191
Income tax (benefit) expense	(8,001)	1,308
Net (loss) income	(27,949)	1,883
Net (loss) income per common share:
Basic	$(0.17)	$0.01
Diluted	$(0.17)	$0.01
Common equivalent shares:
Basic	160,758	166,237
Diluted	160,758	170,566
Other comprehensive (loss) income:
Net unrealized gain on available for sale investments	2	—
Comprehensive (loss) income	$(27,947)	$1,883

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	March 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$120,679	$116,653
Investments in marketable securities	20,461	22,305
Accounts receivable, net	106,076	132,729
Inventories	136,177	138,246
Prepaid expenses	11,511	8,938
Deferred tax assets, net	13,296	12,530
Other current assets	48,796	48,382
Total current assets	456,996	479,783
Property, plant and equipment, net	463,746	448,741
Goodwill	4,391	4,391
Intangible assets, net	21,397	23,163
Deferred tax assets – noncurrent, net	65,296	57,185
Other noncurrent assets, net	36,921	40,415
Total assets	$1,048,747	$1,053,678
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,752	$65,388
Accrued payroll	33,929	33,254
Other accrued liabilities	15,722	15,132
Total current liabilities	127,403	113,774
Long-term liabilities:
Long-term income tax liability	3,366	2,809
Cross-licensing liability	12,560	12,818
Other long-term liabilities	17,010	15,878
Total liabilities	160,339	145,279
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 600,000 shares authorized, 160,905 and 160,611 shares issued and outstanding at March 30, 2012 and December 31, 2012, respectively	161	161
Additional paid-in capital	684,159	676,203
Accumulated other comprehensive loss	(364)	(366)
Retained earnings	204,452	232,401
Total stockholders’ equity	888,408	908,399
Total liabilities and stockholders’ equity	$1,048,747	$1,053,678
The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net (loss) income	$(27,949)	1,883
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,628	21,977
Stock-based compensation charges	7,023	6,697
Deferred income taxes	(8,878)	—
Gain/recovery of investment	—	(6,953)
Other	374	26
Changes in assets and liabilities:
Accounts receivable, net	26,653	24,266
Inventories	1,966	6,121
Other assets	4,628	(12,115)
Accounts payable and accrued expenses	(3,032)	(7,204)
Net cash provided by operating activities	26,413	34,698
Cash flows from investing activities:
Purchase of available-for-sale investments	(6,323)	(20,769)
Maturity/sale of available-for-sale investments	8,169	17,953
Proceeds from gain/recovery of investment in other companies	—	6,953
Other	29	—
Capital expenditures	(29,359)	(14,007)
Net cash used in investing activities	(27,484)	(9,870)
Cash flows from financing activities:
Subscription/issuance of common stock, net	5,097	4,952
Net cash provided by financing activities	5,097	4,952
Net increase in cash and cash equivalents	4,026	29,780
Cash and cash equivalents at beginning of period	116,653	116,305
Cash and cash equivalents at end of period	$120,679	146,085
Supplemental disclosures:
Change in timing of payments related to capital expenditures	$9,515	(1,693)
Net cash paid for (refund from) income taxes	$727	(42)
The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1.	Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the accounting for income taxes, the accounting for precious metals reclaim and the accounting for stock-based compensation. Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. In the opinion of management, the condensed consolidated financial statements include all material adjustments, consisting only of normal, recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of and for the fiscal year ended December 31, 2012, included in the Company’s 2012 Annual Report on Form 10-K filed with the SEC on February 26, 2013.

2.	Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") with regard to "Testing Indefinite-Lived Intangible Assets for Impairment." This ASU extends the guidance under the ASU relating to "Testing for Goodwill Impairment" that was issued in September 2011. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this ASU for the performance of its annual test for the impairment of indefinite-lived intangible assets during the three months ended March 30, 2013 and it did not have a significant impact on the Company's condensed consolidated financial statements or the notes thereto.
In February of 2013, the FASB issued an ASU with regard to "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" to address concerns raised in the initial issuance of ASU No. 2011-05, "Presentation of Comprehensive Income", for which the FASB deferred the effective date of certain provisions related to the presentation of reclassification adjustments in the income statement. While the Company has adopted the ASU and presents comprehensive (loss) income in one continuous statement, the items reclassified out of accumulated other comprehensive income into net income are not significant enough to disclose separately in the Company's condensed consolidated financial statements or the notes thereto.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Assets and liabilities measured and recorded at fair value on a recurring basis at March 30, 2013 are as follows:

	Carrying Amount	Total Fair Value
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$65,228	$65,228	$65,228	$—	$—	$—
Cash equivalents	55,451	55,451	—	49,686	5,765	—
Short-term—marketable securities	20,461	20,461	—	4,508	15,953	—
Non-qualified deferred compensation plan	5,108	5,108	—	5,108	—	—
Total	$146,248	$146,248	$65,228	$59,302	$21,718	$—
Liabilities:
Earnout and milestone payment liability	5,853	5,853	—	—	—	5,853
Non-qualified deferred compensation plan	5,108	5,108	—	5,108	—	—
Total	$10,961	$10,961	$—	$5,108	$—	$5,853

Assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2012 are as follows:

	Carrying Amount	Total Fair Value
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$63,104	$63,104	$63,104	$—	$—	$—
Cash equivalents	53,549	53,549	—	53,549	—	—
Short-term—marketable securities	22,305	22,305	—	4,510	17,795	—
Non-qualified deferred compensation plan	4,591	4,591	—	4,591	—	—
Total	$143,549	$143,549	$63,104	$62,650	$17,795	$—
Liabilities:
Earnout and milestone payment liability	$5,457	$5,457	$—	$—	$—	$5,457
Non-qualified deferred compensation plan	4,591	4,591	—	4,591	—	—
Total	$10,048	$10,048	$—	$4,591	$—	$5,457
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
The earnout and milestone payment liability as of March 30, 2013 resulted from two acquisitions during 2012 and represents the fair value of the estimated payout to the former owners of the technology contingent upon meeting certain requirements. For the first acquisition, the Company estimated the fair value of the obligation at March 30, 2013 as $2,068 using a cash flow based approach discounted with a market discount rate. For the second acquisition, the Company estimated the fair value of the obligation at March 30, 2013 as $3,785 using a Monte Carlo Simulation discounted using the risk free rate adjusted for an applicable credit spread.

Ending earnout and milestone payment liability at December 31, 2012	$5,457
Accretion	490
Change in estimate	(94)
Ending earnout and milestone payment liability at March 30, 2013	$5,853

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Company entered into a cross-licensing agreement in 2012. The fair value of the cross-licensing liability was estimated using a discounted cash flow model which discounts future cash flows using an incremental borrowing rate of 9%. The cross-licensing liability was categorized as Level 3 in the fair value hierarchy and its ending fair value at March 30, 2013 was $15,560, of which $3,000 was current.

4.	Investments in Cash Equivalents and Marketable Securities
As of March 30, 2013 and December 31, 2012 all short-term investments were classified as available-for-sale and have maturity dates of less than one year. All unrealized gains and losses on available-for-sale investments are included in other comprehensive (loss) income. The cost, net unrealized holding gains, net unrealized holding losses and fair value of available-for-sale investments by types and classes of security at March 30, 2013 consisted of the following:

At March 30, 2013	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale-included in cash equivalents:
Corporate debt securities	5,765	—	—	5,765
Money market funds and other	49,686	—	—	49,686
Available-for-sale-included in short-term marketable securities:
U.S. treasury securities	4,506	2	—	4,508
U.S. government-sponsored enterprise securities	8,720	—	(3)	8,717
Corporate debt securities	7,236	—	—	7,236
	$75,913	$2	$(3)	$75,912

The cost, net unrealized holding gains, net unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2012 consisted of the following:

At December 31, 2012	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale-included in cash equivalents:
Money market funds and other	53,549	—	—	53,549
Available-for-sale-included in short-term marketable securities:
U.S. treasury securities	4,510	—	—	4,510
U.S. government-sponsored enterprise securities	1,065	—	—	1,065
Corporate debt securities	14,933	—	(3)	14,930
Certificates of deposit	1,800	—	—	1,800
	$75,857	$—	$(3)	$75,854
Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operating and financing cash flow factors. During the three months ended March 30, 2013 the Company did not record any other-than-temporary impairments on its investments in cash equivalents or marketable securities.

5.	Net (Loss) Income Per Share
Basic net (loss) income per share and diluted net loss per share are calculated by dividing the net (loss) income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is similar to basic net income per share, except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect (“dilutive securities”). Dilutive securities include options granted pursuant to the Company’s stock option plans and potential shares related to the Company’s Employee Stock Purchase Plan ("ESPP").

The following is a reconciliation of the basic and diluted shares:

	Three Months Ended
	March 30, 2013	March 31, 2012
Net (loss) income:	$(27,949)	$1,883
Shares for net (loss) income per share:
Weighted-average shares outstanding—Basic	160,758	166,237
Dilutive securities	—	4,329
Weighted-average shares outstanding—Diluted	160,758	170,566
For the three months ended March 30, 2013, all outstanding options and potential shares related to the ESPP were excluded from the calculation as their effect would have been antidilutive. For the three months ended March 31, 2012, 17,801 options were excluded from the calculation as their effect would have been antidilutive.

6.	Selected Financial Statement Information

	March 30, 2013	December 31, 2012
Accounts receivable, net:
Trade accounts receivable	$106,088	$132,782
Allowance for doubtful accounts	(12)	(53)
	$106,076	$132,729
Inventories:
Raw materials	$26,474	$26,798
Work-in-process	77,293	72,393
Finished goods	32,410	39,055
	$136,177	$138,246
Other current assets:
Precious metals reclaim	$40,503	$39,472
Other	8,293	8,910
	$48,796	$48,382
Accrued payroll:
Accrued payroll and taxes	$6,046	$11,234
Accrued paid time off and sabbatical	16,137	14,979
Accrued management incentive program	2,875	2,437
Self-insurance liability	2,375	2,168
ESPP Withholdings	6,496	2,436
	$33,929	$33,254

7.	Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 30, 2013	December 31, 2012
Land	$19,691	$19,691
Buildings	94,779	94,766
Building and leasehold improvements	31,535	31,012
Machinery and equipment	673,794	664,737
Furniture and fixtures	7,024	6,915
Computer equipment and software	47,513	46,930
Assets in process	87,997	59,561
Total property, plant and equipment, gross	962,333	923,612
Accumulated depreciation	(498,587)	(474,871)
Total property, plant and equipment, net	$463,746	$448,741
The Company reported depreciation expense as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Depreciation expense	$23,862	$20,414

8.	Goodwill and Other Acquisition-Related Intangible Assets
The Company is required to perform an impairment analysis on its goodwill at least annually, or when events and circumstances warrant. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. The Company is considered one reporting unit. When the Company performed this test in 2012, the Company elected to use the two-step goodwill impairment test. Therefore, to determine whether goodwill may be impaired, the Company compares its book value to its market capitalization. If the trading price of the Company’s common stock, as adjusted for factors such as a control premium, is below the book value per share at the date of the annual impairment test or if the average trading price of the Company’s common stock is below book value per share for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value. If the comparison of book value to estimated market value indicates impairment, then the Company compares the implied fair value of goodwill to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess.
Unless indicators warrant testing at an earlier date, the Company performs its annual goodwill impairment test in the fourth quarter of each year. During the three months ended March 30, 2013, there were no impairments recorded or impairment indicators present.
Information regarding the Company’s acquisition-related intangible assets is as follows:

		March 30, 2013			December 31, 2012
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$4,391	$—	$4,391	$4,391	$—	$4,391
Amortizing intangible assets
In process research and development	3 - 5	1,779	(763)	1,016	1,779	(658)	1,121
Patents, trademarks and other	4 - 15	55,743	(36,212)	19,531	55,743	(34,551)	21,192
		57,522	(36,975)	20,547	57,522	(35,209)	22,313
Non-amortizing intangible assets
In process research and development		850	—	850	850	—	850
Total intangible assets		58,372	(36,975)	21,397	58,372	(35,209)	23,163
Total goodwill and intangible assets		$62,763	$(36,975)	$25,788	$62,763	$(35,209)	$27,554

Amortization expense related to intangible assets is as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Amortization expense	$1,766	$1,563

There were no changes to the gross carrying amount of goodwill or intangible assets during the three months ended March 30, 2013 or March 31, 2012.

9.	Bank Line
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
The Agreement contains non-financial covenants of the Company and the Guarantors, including restrictions on the ability to create, incur or assume liens and other debt, make certain investments, dispositions and restricted payments, change the nature of the business, and merge with other entities subject to certain caps as defined in the agreement. The Agreement requires the Company to maintain ratios defined in the Agreement, which include a consolidated total leverage ratio as of the end of any fiscal quarter not in excess of 2.50 to 1.00, a consolidated liquidity ratio of at least 1.25 to 1.00 and a consolidated interest coverage ratio at a minimum of 3.00 to 1.00. The Company was in compliance with these covenants as of March 30, 2013.
At March 30, 2013 and December 31, 2012, there were no amounts outstanding under the Agreement. Because there were no borrowings during the respective period, no interest cost was incurred on borrowings during the three months ended March 30, 2013 or March 31, 2012.

10.	Stock-Based Compensation
Stock-based compensation expense consists of vesting grants of employee and director stock options and the ESPP. The table below summarizes the stock-based compensation expense for the three months ended March 30, 2013 and March 31, 2012:

	Three Months Ended
	March 30, 2013	March 31, 2012
Stock-based compensation expense:
Cost of goods sold	$2,036	$2,106
Research, development and engineering	2,474	2,258
Selling, general and administrative	2,513	2,333
Total stock-based compensation expense included in loss from operations	$7,023	$6,697
Stock Option Plans
The following table summarizes the Company’s stock option transactions for the three months ended March 30, 2013:

	Three Months Ended
	March 30, 2013
	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2012	33,241	$6.56
Granted	731	4.76
Exercised	(293)	3.53
Forfeited	(445)	7.46
Outstanding at March 30, 2013	33,234	$6.53
ESPP
Employees participating in the ESPP authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company's common stock at a discount. There were no ESPP common stock purchases during the three months ended March 30, 2013 or March 31, 2012.

11.	Income Taxes
The Company recorded an income tax benefit of $8,001 for the three months ended March 30, 2013. For the three months ended March 31, 2012, the Company recorded income tax expense of $1,308. The income tax benefit for the three months ended March 30, 2013 was primarily the result of the Company's pre-tax loss and the recognition of U.S. federal tax credits. The tax expense for the three months ended March 31, 2012 was primarily associated with U.S. federal, state and foreign income taxes and an accrual recorded to unrecognized tax benefits.
During the three months ended March 30, 2013, the American Taxpayer Relief Act of 2012 was signed into law, retroactively reinstating the Research and Experimental ("R&E") tax credit for 2012 and through 2013. The expected benefit for 2012 that was recorded during the three months ended March 30, 2013 was approximately $4,045.
No provision has been made for U.S., state or additional foreign income taxes related to approximately $110,064 of undistributed earnings of foreign subsidiaries which have been permanently reinvested outside of the U.S., except for liquidated foreign entities and existing earnings that have been previously taxed. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested outside of the U.S. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to U.S. federal and state income taxes and foreign withholding taxes.
The major jurisdictions in which the Company files are the U.S., Singapore and Costa Rica. In 2012, the Company expanded its presence into Asia by increasing operations in Singapore. Tax years beginning in 2006 are subject to examination by taxing authorities, although net operating losses ("NOL") and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. Due to agreements with the Costa Rican and Singaporean governments, the Company was granted income tax holidays of varying rates through March 2017 and

December 2019, respectively. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. The Company was in compliance with these requirements as of March 30, 2013.
Deferred Income Taxes
As of March 30, 2013, deferred tax assets of $78,592, net of a $14,942 valuation allowance, were recorded on the balance sheet. As of December 31, 2012, the Company recorded deferred tax assets of $69,715, net of a $14,518 valuation allowance. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized. The Company maintains a valuation allowance against the tax effect of all capital loss carryforwards, certain state and foreign net operating loss carryforwards, and certain state credit carryforwards, as management does not believe it is more likely than not that these benefits will be realized in future periods.
Unrecognized Tax Benefits
In the three months ended March 30, 2013, net unrecognized tax benefits increased $557 primarily as a result of an additional liability recorded to address potential exposures involving positions that could be challenged by taxing authorities. The Company does not anticipate the release of any unrecognized tax benefits due to the expiration of statutes of limitations within the next twelve months. Interest and penalties associated with unrecognized tax benefits are accrued and classified as a component of tax expense in the statement of operations and comprehensive (loss) income.
Net unrecognized tax benefits at March 30, 2013 and December 31, 2012 were as follows:

	March 30, 2013	December 31, 2012
Net unrecognized tax benefits	$3,366	$2,809

12.	Commitments and Contingencies
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
In previous years, the Company made a number of investments in small, privately held technology companies in which the Company has held less than 20% of the capital stock or held notes receivable. As a result of the sale of the Company's former optoelectronics operations, the Company received as partial consideration $4,500 of preferred stock and an unsecured promissory note from CyOptics Inc. ("CyOptics") for $5,633. In years prior to 2012, the carrying amount of the CyOptics investment was fully impaired and written down to $0. During the three months ended March 31, 2012, the remaining amount due on the promissory note was settled in full and the preferred stock was sold in exchange for a total liquidation payment of $6,953. The transaction was recorded as a gain/recovery of investment in the statement of operations and in the operating activities section of the statement of cash flows. The proceeds from the liquidation were received in cash during the three months ended March 31, 2012 and were included in the investing activities section of the statement of cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The discussion in this Report contains forward-looking statements, including statements regarding key advantages of our products and the benefits to our customers, participation in government programs and expansion of programs in the future, projected working capital and capital expenditures, potential investment needs, and other statements preceded by terminology such as “believes,” “continue,” “could,” “estimates,” “expects,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking statements made below, including those related to expected demand and growth in the wireless mobile devices, networks and defense & aerospace markets and our ability to take advantage of that growth; the ability to enter into defense & aerospace contracts; department of defense spending levels and the degree to which we may be affected by particular defense spending; the level of impact we anticipate the current uncertainty in federal defense budgets to have on the larger programs we support in the defense and aerospace end market; the pace at which we release new products to support the defense & aerospace end market; reinvestment of all our foreign earnings except existing earnings that have previously been taxed; the ability to diversify our customer base; our ability to achieve scale through targeted growth and continue to offer a diversified product portfolio to customers in our primary end markets; transitions in the mobile devices market including concentration of revenue in the handset market, continued growth of smartphones, shifts in end market demand to top smartphone suppliers, and growth in data traffic outpacing the capability of the existing infrastructure worldwide; strong growth in demand for our optical products; our ability to achieve positive operating results; expected operating expenses, gross margins and per share earnings; transactions affecting liquidity and our ability to satisfy our projected expenditures through the next twelve months; factory utilization levels; and other factors and risks referenced in this Report on Form 10-Q and in Item 1A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 entitled “Risk Factors.” In addition, historical information should not be considered an indicator of future performance.
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
We serve customers worldwide in three primary end markets: mobile devices, networks, defense & aerospace. Our mission is to deliver RF solutions that improve performance and lower the overall cost of our customer's applications. Our strategies to achieve this mission are to drive innovation and integration, ensure we serve a complementary and diverse set of markets, achieve scale through targeted growth and continue to offer a diversified product portfolio to customers in our primary end markets. In the mobile devices end market, we provide high performance devices such as integrated modules, RF filters, duplexers, small signal components, power amplifiers and switches. In the networks end market, we are a supplier of an extensive portfolio of GaAs microwave monolithic integrated circuits and transistors and SAW and BAW filter components. We provide the defense & aerospace end market with phased-array radar, communications and electronic warfare components and have been recognized as a leader in GaN development.
Wafer and semiconductor manufacturing facilities require a significant level of fixed costs due to investments in plant and equipment, labor costs and repair and maintenance costs. During periods of high demand, factories run at higher utilization rates, generally resulting in improved financial performance. As the overall RF market has grown in recent years, with continuing desire for content expansion in smartphones, demand increased for our products. In response, we increased capital expenditures in order to add capacity to our factories. Now with the increased capacity installed, higher fixed manufacturing costs adversely affect operating results because factories are not fully utilized.
Highlights for the Three Months Ended March 30, 2013
Revenue decreased 15% for the three months ended March 30, 2013 compared to the three months ended March 31, 2012.
Mobile devices represents the largest of our three major end markets. Revenue from the sales of our products in the mobile devices end market for the three months ended March 30, 2013 decreased 29% compared to the three months ended March 31, 2012. The decrease was primarily due to a decline in sales to our largest customer.
Revenue from sales of our products in the networks end market increased 8% for the three months ended March 30, 2013 compared to the three months ended March 31, 2012. This increase was driven primarily by base station expansion and strong demand for our optical products. Growth in data traffic, in the form of streaming video, location services and social networking continues to outpace the capability of the existing infrastructure worldwide. Billions of terabytes of electronic data move around the globe today and traffic continues to expand at an unprecedented rate. This creates demand for TriQuint products to support the upgrades and build-out of the worldwide wireless and wireline networks.
Revenue from sales of our products in the defense & aerospace end market increased 32% for the three months ended March 30, 2013 compared to the three months ended March 31, 2012 due to growth in revenue from contracts with the federal government. Our revenue in this market is dependent on program timing, which can result in swings from quarter to quarter. With the current uncertainty over federal defense budgets, we are seeing some delays in spending from our customers. However, overall, we do not anticipate these delays to impact the larger programs we support and we continue to accelerate the release of new products to support this market. Most notably, during the three months ended March 30, 2013, we released 80 and 100 watt GaN S-band power amplifiers with state of the art power added efficiency for pulsed radar applications.
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
Our most critical accounting estimates include revenue recognition; valuation of inventory, which affects gross margin; accounting for income taxes, which affects our tax provision; precious metals reclaim, which affects cost of goods sold and stock-based compensation, which affects cost of goods sold and operating expenses. We also have other policies that we consider to be key accounting policies, such as the valuation of accounts receivable and reserves for sales returns and allowances. However, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates. For further discussion of our critical accounting policies and estimates, see Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations
The following table sets forth the results of our operations expressed as a percentage of revenue for the three months ended March 30, 2013 and March 31, 2012:

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenue	100.0%	100.0%
Cost of goods sold	79.0	71.1
Gross profit	21.0	28.9
Operating expenses:
Research, development and engineering	25.0	17.1
Selling, general and administrative	14.8	13.4
Total operating expenses	39.8	30.5
Loss from operations	(18.8)	(1.6)
Other (expense) income:
Interest income	0.0	0.0
Interest expense	(0.6)	(0.2)
Recovery of investment	—	3.2
Other, net	(0.2)	0.1
Total other (expense) income, net	(0.8)	3.1
(Loss) income before income tax	(19.6)	1.5
Income tax expense (benefit)	(4.4)	0.6
Net (loss) income	(15.2)%	0.9%
Three Months Ended March 30, 2013 and March 31, 2012
Revenue from Operations
Revenue decreased $32.5 million, or 15%, for the three months ended March 30, 2013 compared to the three months ended March 31, 2012.
Revenue by end market for the three months ended March 30, 2013 and March 31, 2012, was as follows:

(in millions)	Three Months Ended
	March 30, 2013	March 31, 2012
Mobile Devices	$105.5	$148.5
Networks	51.2	47.4
Defense & Aerospace	27.5	20.8
Total	$184.2	$216.7

Mobile Devices
Revenue from the sales of our products in the mobile devices end market decreased approximately 29% for the three months ended March 30, 2013 compared to the three months ended March 31, 2012. Revenue from the sales of our products in the three primary submarkets of the mobile devices end market was as follows:

(in millions)	Three Months Ended
	March 30, 2013	March 31, 2012
3G/4G	$84.3	$119.5
2G	2.7	9.3
Connectivity	18.5	19.7
Total	$105.5	$148.5
3G/4G revenue declined primarily as a result of decreased demand from our largest customer. 2G revenue declined as we continue to shift focus away from this product area.
Networks
Revenue from the sales of our products in the networks end market increased approximately 8% for the three months ended March 30, 2013 compared to the three months ended March 31, 2012. The increase was primarily due to higher sales of our transport products, driven largely by the strong growth in demand for our optical products. Revenue from the sales of our products in the three primary submarkets of the networks end market was as follows:

(in millions)	Three Months Ended
	March 30, 2013	March 31, 2012
Radio Access	$18.9	$18.8
Transport	24.9	20.8
Multi-market	7.4	7.8
Total	$51.2	$47.4
Defense & Aerospace
Revenue from the sales of our products in the defense & aerospace end market increased approximately 32% for the three months ended March 30, 2013 compared to the three months ended March 31, 2012, due primarily to the timing of programs and higher rate of new product releases during the most recent six months.
Significant Customers
For the three months ended March 30, 2013 and March 31, 2012, sales to Foxconn Technology Group accounted for 25% and 37% of our revenue, respectively. While we strive to maintain a strong relationship with our customers, our customers' product life cycles are short as they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by Foxconn Technology Group or our other customers. Any significant loss of, or a significant reduction in purchases by this, or other significant customers, could have an adverse affect on our financial condition and results of operations.
Some of our mobile devices end customers use multiple subcontractors for product assembly and test and some of those subcontractors have multiple customers. Therefore, revenues from our customers may not necessarily equal the business of a single mobile devices end customer.
Gross Profit
Our gross profit as a percentage of revenue decreased to 21.0% for the three months ended March 30, 2013, from 28.9% for the three months ended March 31, 2012. The decrease in gross profit was primarily the result of lower revenue, coupled with the quality related costs that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 of approximately $5.0 million which were recorded during the three months ended March 30, 2013.

Operating expenses
Research, development and engineering
Our research, development and engineering expenses for the three months ended March 30, 2013 compared to the three months ended March 31, 2012 increased $9.0 million, or 24%. The increase was primarily the result of higher salary and related expenses given a higher headcount and increased spending on material to develop new products, qualification costs and prototypes.
Selling, general and administrative
Selling, general and administrative expenses were relatively flat for the three months ended March 30, 2013 compared to the three months ended March 31, 2012 with a decrease of $1.8 million, or 6%, due primarily to lower litigation costs.
Other (expense) income, net
Other expense, net was $1.4 million for the three months ended March 30, 2013 compared to other income, net of $6.8 million for the three months ended March 31, 2012. This fluctuation was primarily the result of the $7.0 million gain/recovery on the sale of a previously impaired investment recorded in the three months ended March 31, 2012.
Income tax (benefit) expense
We recorded an income tax benefit of $8.0 million and income tax expense of $1.3 million for the three months ended March 30, 2013 and March 31, 2012, respectively. The income tax benefit for the three months ended March 30, 2013 was primarily the result of the Company's pre-tax loss and the recognition of U.S. federal tax credits. Income tax expense for the three months ended March 31, 2012 was primarily associated with U.S. federal, state and foreign income taxes and an accrual recorded to unrecognized tax benefits.

Liquidity and Capital Resources
Liquidity
As of March 30, 2013, our cash, cash equivalents and short-term marketable securities increased $2.2 million, or 2%, from December 31, 2012. Other related changes at March 30, 2013 compared to December 31, 2012 were:

•	Our accounts receivable balance decreased $26.7 million, or 20%, primarily due to the higher sales volumes near the end of the last fiscal year than during the three months ended March 30, 2013.

•
Our deferred tax assets increased $8.9 million, or 13%. Of the total deferred tax assets of $78.6 million as of March 30, 2013, $13.3 million were classified as current and $65.3 million were classified as noncurrent. The increase primarily resulted from the recognition of additional federal tax credits and net operating loss carryforwards related to our pre-tax loss.

•
Our net property, plant and equipment increased $15.0 million, or 3%. The increase was the result of capital additions, which outpaced depreciation expense recognized on existing assets of $23.9 million in the first three months of 2013. Capital expenditures during the period amounted to $29.4 million, which excludes the timing impact of down payments on planned capital purchases and the outstanding accounts payable on capital purchases of $9.5 million, net. Capital expenditures during the three months ended March 30, 2013 were primarily associated with the expansion of BAW capacity.

•	Our trade payables balance increased $12.4 million, or 19%, primarily due to increased capital spending during the three months ended March 30, 2013.
Sources of Liquidity
Our current cash, cash equivalents and short-term investments balances, ($66.8 million domestic and $74.3 million foreign) together with cash anticipated to be generated from operations and the balance available on our $200 million syndicated credit facility, constitute our principal sources of liquidity. We believe these sources will satisfy our projected expenditures through the next twelve months. We intend to permanently reinvest all foreign earnings except for liquidated foreign entities and existing earnings that have been previously taxed. We are not presently aware of any restrictions on the repatriation of these funds. If these funds were needed to fund our operations in the U.S., they could be repatriated. Repatriation of our foreign funds would require board approval and could result in additional U.S. income taxes and foreign withholding taxes, which could be partially offset by net operating losses and/or foreign tax credits. Determining the amount of possible future taxes is not practicable. At this time, we believe our domestic funds, along with the syndicated credit facility, are sufficient to meet our net domestic cash requirements for the next twelve months. The principal risks to these sources of liquidity are lower than expected earnings or capital expenditures in excess of our expectations, in which case we may be required to finance any shortfall through additional equity offerings, debt financing or credit facilities. We may not be able to obtain additional financing or credit facilities, or if these funds are available, they may not be available on satisfactory terms.
As of March 30, 2013, we had approximately $3.4 million of net unrecognized tax benefits, which are included as “Long term income tax liability” in our consolidated balance sheets. We do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. Further, we are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.
Recent Accounting Pronouncements
See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Off Balance Sheet Arrangements
As of March 30, 2013, we did not have any off balance sheet arrangements, as defined in Regulation S-K Item 303(a)(4). We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our investments in cash equivalents are classified as available-for-sale securities and consist of highly-rated, short-term investments, such as money market funds, in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. The following table shows the fair value of our investments as of March 30, 2013 (in millions):

	Cost	Fair Value
Cash and cash equivalents (including unrealized losses of less than $0.1)	$120.7	$120.7
Short-term available-for-sale investments (including net unrealized losses of less than $0.1)	$20.5	$20.5
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
There have been no material changes to our market risk exposures from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012. For a discussion on our exposure to market risk, refer to Item 1A, Risk Factors, contained in our 2012 Annual Report on Form 10-K as filed with the SEC on February 26, 2013.

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

TRIQUINT SEMICONDUCTOR, INC.

Dated: May 1, 2013	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: May 1, 2013	By:	/s/ STEVE BUHALY
Steve Buhaly
Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.