Form 10-Q
period 2013-06-29
TRIQUINT SEMICONDUCTOR INC
filed 2013-08-07
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 29, 2013
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number	0-22660
TRIQUINT SEMICONDUCTOR, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3654013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 N.E. Brookwood Parkway, Hillsboro, Oregon	97124
(Address of principal executive offices)	(Zip Code)
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
As of August 5, 2013, there were 156,518,028 shares of the Registrant’s common stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue	190,103	178,002	374,312	394,732
Cost of goods sold	133,384	133,064	278,821	287,205
Gross profit	56,719	44,938	95,491	107,527
Operating expenses:
Research, development and engineering	47,107	38,084	93,178	75,158
Selling, general and administrative	25,989	31,270	53,230	60,356
Total operating expenses	73,096	69,354	146,408	135,514
Loss from operations	(16,377)	(24,416)	(50,917)	(27,987)
Other (expense) income:
Interest income	38	89	76	138
Interest expense	(1,137)	(313)	(2,276)	(663)
Gain/recovery of investment	421	4	421	6,957
Other, net	(85)	35	(394)	145
Total other (expense) income, net	(763)	(185)	(2,173)	6,577
Loss before income tax	(17,140)	(24,601)	(53,090)	(21,410)
Income tax benefit	(2,255)	(11,551)	(10,256)	(10,243)
Net loss	(14,885)	(13,050)	(42,834)	(11,167)
Net loss per common share:
Basic	$(0.09)	$(0.08)	$(0.27)	$(0.07)
Diluted	$(0.09)	$(0.08)	$(0.27)	$(0.07)
Common equivalent shares:
Basic	159,347	165,355	160,044	165,796
Diluted	159,347	165,355	160,044	165,796
Other comprehensive loss:
Net unrealized loss on available for sale investments	(4)	(2)	(2)	(2)
Comprehensive loss	$(14,889)	$(13,052)	$(42,836)	$(11,169)

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	June 29, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$74,543	$116,653
Investments in marketable securities	14,785	22,305
Accounts receivable, net	99,346	132,729
Inventories	170,678	138,246
Prepaid expenses	11,371	8,938
Deferred tax assets, net	13,586	12,530
Other current assets	39,909	48,382
Total current assets	424,218	479,783
Property, plant and equipment, net	468,692	448,741
Goodwill	4,391	4,391
Intangible assets, net	19,631	23,163
Deferred tax assets – noncurrent, net	67,374	57,185
Other noncurrent assets, net	32,796	40,415
Total assets	$1,017,102	$1,053,678
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Credit facility borrowing	$20,000	$—
Accounts payable	73,774	65,388
Accrued payroll	38,116	33,254
Other accrued liabilities	13,000	15,132
Total current liabilities	144,890	113,774
Long-term liabilities:
Long-term income tax liability	3,598	2,809
Cross-licensing liability	12,297	12,818
Other long-term liabilities	16,090	15,878
Total liabilities	176,875	145,279
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 600,000 shares authorized, 155,806 and 160,611 shares issued and outstanding at June 29, 2013 and December 31, 2012, respectively	156	161
Additional paid-in capital	650,872	676,203
Accumulated other comprehensive loss	(368)	(366)
Retained earnings	189,567	232,401
Total stockholders’ equity	840,227	908,399
Total liabilities and stockholders’ equity	$1,017,102	$1,053,678
The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(42,834)	(11,167)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,029	44,807
Stock-based compensation charges	14,216	14,255
Deferred income taxes	(11,245)	(12,628)
Gain/recovery of investment	(421)	(6,957)
Other	(1,722)	(875)
Changes in assets and liabilities:
Accounts receivable, net	33,383	30,736
Inventories	(32,044)	(2,612)
Other assets	21,913	(34,310)
Accounts payable and accrued expenses	(6,855)	17,836
Net cash provided by operating activities	26,420	39,085
Cash flows from investing activities:
Purchase of available-for-sale investments	(11,919)	(52,033)
Maturity/sale of available-for-sale investments	19,437	62,935
Proceeds from gain/recovery of investment in other companies	421	6,957
Other	686	138
Capital expenditures	(57,281)	(30,441)
Net cash used in investing activities	(48,656)	(12,444)
Cash flows from financing activities:
Borrowing on credit facility	20,000	—
Subscription/issuance of common stock, net	11,526	9,350
Repurchase of common stock	(51,125)	(25,000)
Excess tax benefit from stock-based compensation arrangements	(275)	—
Net cash used in financing activities	(19,874)	(15,650)
Net (decrease) increase in cash and cash equivalents	(42,110)	10,991
Cash and cash equivalents at beginning of period	116,653	116,305
Cash and cash equivalents at end of period	$74,543	127,296
Supplemental disclosures:
Change in timing of payments related to capital expenditures	$11,446	(2,277)
Cash paid for income taxes, net of cash refunds	$1,100	184
The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1.	Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the accounting for income taxes, precious metals reclaim and stock-based compensation. Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. In the opinion of management, the condensed consolidated financial statements include all material adjustments, consisting only of normal, recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of and for the fiscal year ended December 31, 2012, included in the Company’s 2012 Annual Report on Form 10-K filed with the SEC on February 26, 2013.

2.	Recent Accounting Pronouncements
In July 2013, the FASB's Emerging Issues Task Force ("EITF") reached final consensus with regard to the "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The update is intended to eliminate diversity in practice in the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Current GAAP does not include explicit guidance on this topic. The main provisions of the update provide that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception exists if such deferred tax asset is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from a disallowance of a tax position or if the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. In such cases the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update will be applied prospectively. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard will have no net effect on the Company's financial position, results of operations or cash flows. However, once adopted, the standard may change the presentation of unrecognized tax benefits and deferred tax assets in the balance sheet and the income taxes section of the notes to the financial statements.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Assets and liabilities measured and recorded at fair value on a recurring basis at June 29, 2013 are as follows:

	Carrying Amount	Total Fair Value
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$60,994	$60,994	$60,994	$—	$—	$—
Cash equivalents	13,549	13,549	—	11,854	1,695	—
Short-term—marketable securities	14,785	14,785	—	3,518	11,267	—
Non-qualified deferred compensation plan	5,296	5,296	—	5,296	—	—
Total	$94,624	$94,624	$60,994	$20,668	$12,962	$—
Liabilities:
Earnout and milestone payment liability	3,822	3,822	—	—	—	3,822
Non-qualified deferred compensation plan	5,296	5,296	—	5,296	—	—
Total	$9,118	$9,118	$—	$5,296	$—	$3,822

Assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2012 are as follows:

	Carrying Amount	Total Fair Value
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$63,104	$63,104	$63,104	$—	$—	$—
Cash equivalents	53,549	53,549	—	53,549	—	—
Short-term—marketable securities	22,305	22,305	—	4,510	17,795	—
Non-qualified deferred compensation plan	4,591	4,591	—	4,591	—	—
Total	$143,549	$143,549	$63,104	$62,650	$17,795	$—
Liabilities:
Earnout and milestone payment liability	$5,457	$5,457	$—	$—	$—	$5,457
Non-qualified deferred compensation plan	4,591	4,591	—	4,591	—	—
Total	$10,048	$10,048	$—	$4,591	$—	$5,457
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

The earnout and milestone payment liability as of June 29, 2013 resulted from two acquisitions during 2012 and represents the fair value of the estimated payout to the former businesses contingent upon meeting certain requirements. For the first acquisition, as of June 29, 2013, the Company estimated the fair value of the obligation as $2,179 using a cash flow based approach discounted with a market discount rate. For the second acquisition, as of June 29, 2013, the Company estimated the fair value of the obligation as $1,643 using a Monte Carlo simulation model discounted using the risk free rate adjusted for an applicable credit spread. During the three months ended June 29, 2013, the Company remeasured the fair value of the obligation for the second acquisition based on a change in forecast related to the achievement of earnout targets. The change in estimate resulted in a reduction in the liability of $2,610 and was recorded to selling general and administrative expenses in the statement of operations. For both of the acquisitions, total accretion of $975 was recognized during the six months ended June 29, 2013.

Ending earnout and milestone payment liability at December 31, 2012	$5,457
Accretion	975
Change in estimate	(2,610)
Ending earnout and milestone payment liability at June 29, 2013	$3,822
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Company entered into a cross-licensing agreement in 2012. The fair value of the cross-licensing liability was estimated using a discounted cash flow model which discounts future cash flows using an incremental borrowing rate of 9%. The cross-licensing liability was categorized as Level 3 in the fair value hierarchy and its ending fair value at June 29, 2013 was $15,297, of which $3,000 was current and is included in other current liabilities in the balance sheet.

4.	Investments in Cash Equivalents and Marketable Securities
As of June 29, 2013 and December 31, 2012 all short-term investments were classified as available-for-sale and have maturity dates of less than one year. All unrealized gains and losses on available-for-sale investments are included in other comprehensive loss. The cost, net unrealized holding gains, net unrealized holding losses and fair value of available-for-sale investments by types and classes of security at June 29, 2013 consisted of the following:

At June 29, 2013	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale-included in cash equivalents:
Corporate debt securities	$1,695	$—	$—	$1,695
Money market funds and other	11,854	—	—	11,854
Available-for-sale-included in short-term marketable securities:
U.S. treasury securities	3,518	—	—	3,518
U.S. government-sponsored enterprise securities	5,705	—	(1)	5,704
Municipal notes	555	—	(1)	554
Corporate debt securities	5,012	—	(3)	5,009
	$28,339	$—	$(5)	$28,334

The cost, net unrealized holding gains, net unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2012 consisted of the following:

At December 31, 2012	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale-included in cash equivalents:
Money market funds and other	$53,549	$—	$—	$53,549
Available-for-sale-included in short-term marketable securities:
U.S. treasury securities	4,510	—	—	4,510
U.S. government-sponsored enterprise securities	1,065	—	—	1,065
Corporate debt securities	14,933	—	(3)	14,930
Certificates of deposit	1,800	—	—	1,800
	$75,857	$—	$(3)	$75,854
Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operating and financing cash flow factors. During the six months ended June 29, 2013 the Company did not record any other-than-temporary impairments on its investments in cash equivalents or marketable securities.

5.	Net Loss Per Share
Basic net loss per share and diluted net loss per share are calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Dilutive securities include options granted pursuant to the Company’s stock option plans, potential shares related to Market-Based Restricted Stock Units ("MSUs") and potential shares related to the Company’s Employee Stock Purchase Plan ("ESPP").
For the three and six months ended June 29, 2013 and June 30, 2012, all outstanding options and potential shares related to MSUs and the ESPP were excluded from the calculation as their effect would have been antidilutive.

6.	Selected Financial Statement Information

	June 29, 2013	December 31, 2012
Accounts receivable, net:
Trade accounts receivable	$99,358	$132,782
Allowance for doubtful accounts	(12)	(53)
	$99,346	$132,729
Inventories:
Raw materials	$33,124	$26,798
Work-in-process	97,780	72,393
Finished goods	39,774	39,055
	$170,678	$138,246
Other current assets:
Precious metals reclaim	$32,136	$39,472
Other	7,773	8,910
	$39,909	$48,382
Accrued payroll:
Accrued payroll and taxes	$11,205	$11,234
Accrued paid time off and sabbatical	17,829	14,979
Accrued management incentive program	4,162	2,437
Self-insurance liability	2,418	2,168
ESPP Withholdings	2,502	2,436
	$38,116	$33,254

7.	Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	June 29, 2013	December 31, 2012
Land	$19,704	$19,691
Buildings	94,779	94,766
Building and leasehold improvements	31,818	31,012
Machinery and equipment	706,747	664,737
Furniture and fixtures	7,006	6,915
Computer equipment and software	48,443	46,930
Assets in process	78,431	59,561
Total property, plant and equipment, gross	986,928	923,612
Accumulated depreciation	(518,236)	(474,871)
Total property, plant and equipment, net	$468,692	$448,741
The Company reported depreciation expense as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Depreciation expense	$24,635	$21,237	$48,497	$41,651

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
Unless indicators warrant testing at an earlier date, the Company performs its annual goodwill impairment test in the fourth quarter of each year. During the six months ended June 29, 2013, there were no impairments recorded or impairment indicators present.
Information regarding the Company’s acquisition-related intangible assets is as follows:

		June 29, 2013			December 31, 2012
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$4,391	$—	$4,391	$4,391	$—	$4,391
Amortizing intangible assets
In process research and development	3 - 5	1,779	(868)	911	1,779	(658)	1,121
Patents, trademarks and other	4 - 15	55,743	(37,873)	17,870	55,743	(34,551)	21,192
		57,522	(38,741)	18,781	57,522	(35,209)	22,313
Non-amortizing intangible assets
In process research and development		850	—	850	850	—	850
Total intangible assets		58,372	(38,741)	19,631	58,372	(35,209)	23,163
Total goodwill and intangible assets		$62,763	$(38,741)	$24,022	$62,763	$(35,209)	$27,554
Amortization expense related to intangible assets is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Amortization expense	$1,766	$1,593	$3,532	$3,156

There were no changes to the gross carrying amount of goodwill or intangible assets during the six months ended June 29, 2013.

9.	Credit Facility
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
The Agreement contains non-financial covenants of the Company and the Guarantors, including restrictions on the ability to create, incur or assume liens and other debt, make certain investments, dispositions and restricted payments, change the nature of the business, and merge with other entities subject to certain caps as defined in the agreement. The Agreement requires the Company to maintain ratios defined in the Agreement, which include a consolidated total leverage ratio as of the end of any fiscal quarter not in excess of 2.50 to 1.00, a consolidated liquidity ratio of at least 1.25 to 1.00 and a consolidated interest coverage ratio at a minimum of 3.00 to 1.00. The Company was in compliance with these covenants as of June 29, 2013.
On June 27, 2013, the Company elected to borrow $20,000 under the Agreement, which bears interest at the Base Rate and represents the total amount of credit facility borrowing as of June 29, 2013. There were no borrowings under the Agreement outstanding as of December 31, 2012. During the three and six months ended June 29, 2013, interest cost of $3 was incurred on borrowings. No interest cost was incurred on borrowings during the three or six months ended June 30, 2012.

10.	Stock-Based Compensation
Stock-based compensation expense consists of compensation costs related to grants of stock options, MSUs and the ESPP. The table below summarizes the stock-based compensation expense for the three and six months ended June 29, 2013 and June 30, 2012:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Stock-based compensation expense:
Cost of goods sold	$1,570	$1,823	$3,606	$3,929
Research, development and engineering	2,621	2,430	5,095	4,688
Selling, general and administrative	3,002	3,305	5,515	5,638
Total stock-based compensation expense included in loss from operations	$7,193	$7,558	$14,216	$14,255
Stock Options
The following table summarizes the Company’s stock option transactions for the six months ended June 29, 2013:

	Six Months Ended
	June 29, 2013
	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2012	33,241	$6.56
Granted	6,692	5.78
Exercised	(992)	3.85
Forfeited	(815)	7.31
Outstanding at June 29, 2013	38,126	$6.47

The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model during the three and six months ended June 29, 2013 and June 30, 2012, to determine the fair value of employee stock options granted during each period:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Risk free interest rates	0.9%	0.9%	0.9%	1.0%
Expected life in years	5.00 years	5.00 years	5.00 years	5.00 years
Expected dividend yield	—%	—%	—%	—%
Expected volatility	64.0%	63.6%	64.0%	63.4%
Estimated annualized forfeiture rate	4.9%	5.6%	4.9%	5.6%
Market-Based Restricted Stock Units
During the three and six months ended June 29, 2013, the Company granted MSUs to certain members of executive management. The number of shares that are ultimately awarded is contingent upon the achievement of pre-determined market and service conditions. Market conditions must be met for shares to be awarded, even if the service conditions are met. Fair value of the awards is determined at the grant date based on the target number of awards ultimately expected to be awarded. Compensation expense associated with the awards is calculated based on the target number of shares ultimately expected to be awarded and is recognized on a straight line basis over the requisite service period and will not be reversed even if the market conditions are not met. The number of shares of common stock to be awarded will range from zero to 150 percent of the target number of stock units based on the Company's total stockholder return (“TSR”) relative to the performance of companies in the SPDR S&P Semiconductor Index ("SPDR") for each measurement period. TSR is calculated based on market performance between the beginning and end of the award period, generally over three years. The maximum number of shares of common stock that could be awarded is 299 shares, based on the number of awards outstanding during the three and six months ended June 29, 2013.
The fair value of the MSUs was determined using a Monte-Carlo simulation model. The Monte-Carlo simulation model is affected by assumptions regarding subjective and complex variables. Generally, the Company's assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. Key assumptions for the Monte-Carlo simulation model were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Risk free interest rates	0.4%	—	0.4%	—
Expected dividend yield	—	—	—	—
Expected volatility	56.2%	—	56.2%	—
Correlation coefficient to SPDR	0.59	—	0.59	—
In the following table, MSU activity during the six months ended June 29, 2013 is presented at 100 percent of the target number of shares of common stock that may potentially be awarded:

	Six Months Ended
	June 29, 2013
	Shares	Weighted-average grant date fair value
Outstanding at December 31, 2012	—	$—
Granted	199	7.45
Outstanding at June 29, 2013	199	$7.45

ESPP
Employees participating in the ESPP authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company's common stock at a discount.
The table below summarizes the ESPP common stock purchases for the three and six months ended June 29, 2013 and June 30, 2012.

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Shares purchased	1,872	1,770	1,872	1,770

11.	Income Taxes
The Company recorded an income tax benefit of $2,255 and $10,256 for the three and six months ended June 29, 2013, respectively. For the three and six months ended June 30, 2012, the Company recorded an income tax benefit of $11,551 and $10,243, respectively. The income tax benefit for the three months ended June 29, 2013 was primarily the result of the Company's pre-tax loss. The income tax benefit for the six months ended June 29, 2013 was primarily the result of the Company's pre-tax loss and the recognition of U.S. federal tax credits. The income tax benefit for the three and six months ended June 30, 2012 was primarily associated with the Company's pre-tax loss offset by an accrual for unrecognized tax benefits.
In January, 2013, the American Taxpayer Relief Act of 2012 was signed into law, retroactively reinstating the Research and Experimental ("R&E") tax credit for 2012 and through 2013. The expected benefit for 2012 of approximately $4,045 was recorded during the three months ended March 30, 2013.
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
The major jurisdictions in which the Company files are the U.S., Singapore and Costa Rica. In 2012, the Company expanded its presence into Asia by increasing operations in Singapore. Tax years beginning in 2006 are subject to examination by taxing authorities, although net operating losses ("NOL") and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. Due to agreements with the Costa Rican and Singaporean governments, the Company was granted income tax holidays of varying rates through March 2017 and December 2019, respectively. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. The Company was in compliance with these requirements as of June 29, 2013.
Deferred Income Taxes
As of June 29, 2013, deferred tax assets of $80,960, net of a $15,012 valuation allowance, were recorded on the balance sheet. As of December 31, 2012, the Company recorded deferred tax assets of $69,715, net of a $14,518 valuation allowance. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized. The Company maintains a valuation allowance against the tax effect of all capital loss carryforwards, certain state and foreign net operating loss carryforwards, and certain state credit carryforwards, as management does not believe it is more likely than not that these benefits will be realized in future periods.

Unrecognized Tax Benefits
In the six months ended June 29, 2013, net unrecognized tax benefits increased $789 primarily as a result of an additional liability recorded to address existing potential exposures involving positions that could be challenged by taxing authorities. The Company does not anticipate the release of any unrecognized tax benefits due to the expiration of statutes of limitations within the next twelve months. Interest and penalties associated with unrecognized tax benefits are accrued and classified as a component of tax expense in the statement of operations and comprehensive loss.
Net unrecognized tax benefits at June 29, 2013 and December 31, 2012 were as follows:

	June 29, 2013	December 31, 2012
Net unrecognized tax benefits	$3,598	$2,809

12.	Commitments and Contingencies
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
In previous years, the Company made a number of investments in small, privately held technology companies in which the Company has held less than 20% of the capital stock or held notes receivable. As a result of the sale of the Company's former optoelectronics operations, the Company received as partial consideration $4,500 of preferred stock and an unsecured promissory note from CyOptics Inc. ("CyOptics") for $5,633. In years prior to 2012, the carrying amount of the CyOptics investment was fully impaired and written down to $0. During the six months ended June 30, 2012, the remaining amount due on the promissory note was settled in full and the preferred stock was sold in exchange for an initial liquidation payment of $6,957 and an escrow holdback contingent upon certain conditions. The initial liquidation payment was received in cash in March, 2012. The final liquidation payment of $421 from the escrow holdback account was received in cash in May, 2013. Both of the liquidation transactions were recorded as a gain/recovery of investment in the statement of operations and in the operating activities section of the statement of cash flows. The cash proceeds from both of the payments were included in the investing activities section of the statement of cash flows.

14.	Stock Repurchase Program
On May 13, 2013, the Company's Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $75,000 of the Company's outstanding common stock. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The timing of open market and privately negotiated purchases will be dependent upon market conditions and other corporate considerations, including price, corporate and regulatory requirements and alternative investment opportunities. The Company expects to use cash from operations to fund the repurchase program. Shares of common stock repurchased by the Company through the repurchase program will be retired and will have no impact on total shares authorized.
During the three months ended June 29, 2013, the Company repurchased 7,670 shares for $51,125 using available cash.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The discussion in this Report contains forward-looking statements, including statements regarding projected working capital and capital expenditures, potential investment needs, our expectations about reinvestment of foreign earnings, settlement of long-term income tax liability and funding of our stock repurchase program and other statements preceded by terminology such as “believes,” “continue,” “could,” “estimates,” “expects,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking statements made below, including those related to demand and growth in the wireless mobile devices, networks and defense & aerospace markets and our ability to take advantage of that growth; the ability to enter into defense & aerospace contracts; department of defense spending levels and the degree to which we may be affected by particular defense spending; uncertainty in federal defense budgets; the pace at which we release new products to support the defense & aerospace end market; the ability to diversify our customer base; our ability to achieve scale through targeted growth and continue to offer a diversified product portfolio to customers in our primary end markets; transitions in the mobile devices market including concentration of revenue in the handset market, continued growth of smartphones, shifts in end market demand to top smartphone suppliers, and growth in data traffic outpacing the capability of the existing infrastructure worldwide; strong growth in demand for our optical products; our ability to achieve positive operating results; our ramp in production for higher expected sales in the second half of 2013; transactions affecting liquidity and our ability to satisfy our projected expenditures through the next twelve months; factory utilization levels; and other factors and risks referenced in this Report on Form 10-Q and in Item 1A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 entitled “Risk Factors.” In addition, historical information should not be considered an indicator of future performance.
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
We serve customers worldwide in three primary end markets: mobile devices, networks, defense & aerospace. Our mission is to deliver RF solutions that improve performance and lower the overall cost of our customers' applications. Our strategies to achieve this mission are to drive innovation and integration, ensure we serve a complementary and diverse set of markets, achieve scale through targeted growth and continue to offer a diversified product portfolio to customers in our primary end markets. In the mobile devices end market, we provide high performance devices such as integrated modules, RF filters, duplexers, small signal components, power amplifiers and switches. In the networks end market, we are a supplier of an extensive portfolio of GaAs microwave monolithic integrated circuits and transistors and SAW and BAW filter components. We provide the defense & aerospace end market with phased-array radar, communications and electronic warfare components and have been recognized as a leader in GaN development.
Wafer and semiconductor manufacturing facilities require a significant level of fixed costs due to investments in plant and equipment, labor costs and repair and maintenance costs. During periods of high demand, factories run at higher utilization rates, generally resulting in improved financial performance. As the overall RF market has grown in recent years, with continuing desire for content expansion in smartphones, demand increased for our products. In response, we increased capital expenditures in order to add capacity to our factories. Now with the increased capacity installed, higher fixed manufacturing costs adversely affect operating results when factories are not fully utilized.

Highlights for the Six Months Ended June 29, 2013
Revenue decreased 5% for the six months ended June 29, 2013 compared to the six months ended June 30, 2012.
Mobile devices represents the largest of our three major end markets. Revenue from the sales of our products in the mobile devices end market for the six months ended June 29, 2013 decreased 14% compared to the six months ended June 30, 2012. The decrease was primarily due to a decline in sales to our largest customer. We have strategically invested in premium filters, wafer level packaging and copper flip which created headwinds for us in 2013 and the six months ended June 29, 2013. We believe our investments will be critical to solve our customers' problems with crowded spectrum and constrained board space.
Revenue from sales of our products in the networks end market increased 5% for the six months ended June 29, 2013 compared to the six months ended June 30, 2012. This increase was driven primarily by base station expansion and strong demand for our multi-market communications products. Growth in data traffic, in the form of streaming video, location services, machine to machine communications and social networking continues to drive infrastructure changes worldwide. The proliferation of these connections requires billions of terabytes of electronic data to move around the globe today and traffic continues to expand at an unprecedented rate. This creates demand for TriQuint products to support the the continuing evolution of new frequency spectrum allocations, relieve the issues seen with spectrum interference and enable higher throughput networks for upgrade and build-out of the worldwide wireless and fiber networks.
Revenue from sales of our products in the defense & aerospace end market increased 30% for the six months ended June 29, 2013 compared to the six months ended June 30, 2012 due to growth in revenue from contracts with the federal government. Our revenue in this market is dependent on program timing, which can result in swings from quarter to quarter. With the current uncertainty over federal defense budgets, we are seeing some delays in spending from our customers. Overall, however, we do not anticipate these delays to impact the larger programs we support and we continue to accelerate the release of new products to support this market.
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
We updated our critical accounting policy for stock-based compensation during the six months ended June 29, 2013 to include our accounting for market-based restricted stock units, which is described below. For further discussion of our remaining critical accounting policies and estimates, see Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
Market-Based Restricted Stock Units
During the three and six months ended June 29, 2013, we granted market-based restricted stock units ("MSUs") to certain members of executive management. The number of shares of common stock to be awarded will range from zero percent to 200 percent of the target number of stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the SPDR S&P Semiconductor Index ("SPDR") for each measurement period. TSR is calculated based on market performance between the beginning and end of the award period, generally over three years. The fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The determination of the fair value of MSUs is affected by assumptions regarding subjective and complex variables. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. Employee stock-based compensation expense for MSUs is calculated based on the target number of shares ultimately expected to be awarded and is recognized using a straight-line approach over the service period.
Results of Operations
The following table sets forth the results of our operations expressed as a percentage of revenue for the three and six months ended June 29, 2013 and June 30, 2012:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.2	74.8	74.5	72.8
Gross profit	29.8	25.2	25.5	27.2
Operating expenses:
Research, development and engineering	24.8	21.4	24.9	19.0
Selling, general and administrative	13.6	17.5	14.2	15.3
Total operating expenses	38.4	38.9	39.1	34.3
Loss from operations	(8.6)	(13.7)	(13.6)	(7.1)
Other (expense) income:
Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.6)	(0.2)	(0.6)	(0.2)
Recovery of investment	0.2	—	0.1	1.8
Other, net	(0.0)	0.1	(0.1)	0.1
Total other (expense) income, net	(0.4)	(0.1)	(0.6)	1.7
Loss before income tax	(9.0)	(13.8)	(14.2)	(5.4)
Income tax benefit	(1.2)	(6.5)	(2.8)	(2.6)
Net loss	(7.8)%	(7.3)%	(11.4)%	(2.8)%
Three Months Ended June 29, 2013 and June 30, 2012
Revenue from Operations
Revenue increased $12.1 million, or 7%, for the three months ended June 29, 2013 compared to the three months ended June 30, 2012.
Revenue by end market for the three months ended June 29, 2013 and June 30, 2012, was as follows:

(in millions)	Three Months Ended
	June 29, 2013	June 30, 2012
Mobile Devices	$117.9	$112.3
Networks	45.5	44.9
Defense & Aerospace	26.7	20.8
Total	$190.1	$178.0

Mobile Devices
Revenue from the sales of our products in the mobile devices end market increased approximately 5% for the three months ended June 29, 2013 compared to the three months ended June 30, 2012 primarily as a result of increased revenue from sales of our wireless local area networks ("WLAN") products, partially offset by decreased revenue from the sales of our 3G/4G and 2G products. Revenue from the sales of our products in the three primary submarkets of the mobile devices end market was as follows:

(in millions)	Three Months Ended
	June 29, 2013	June 30, 2012
3G/4G	$82.8	$86.9
2G	2.9	4.3
WLAN	32.2	21.1
Total	$117.9	$112.3
Networks
Revenue from the sales of our products in the networks end market increased approximately 1% for the three months ended June 29, 2013 compared to the three months ended June 30, 2012. The increase was primarily due to higher sales of our radio access and multi market products, partially offset by decreased revenue from the sales of our transport products. Revenue from the sales of our products in the three primary submarkets of the networks end market was as follows:

(in millions)	Three Months Ended
	June 29, 2013	June 30, 2012
Radio Access	$14.2	$11.3
Transport	21.8	26.6
Multi-market	9.5	7.0
Total	$45.5	$44.9
Defense & Aerospace
Revenue from the sales of our products in the defense & aerospace end market increased approximately 28% for the three months ended June 29, 2013 compared to the three months ended June 30, 2012, due primarily to the timing of programs and higher rate of new product releases during the most recent three month period.
Significant Customers
For the three months ended June 29, 2013 and June 30, 2012, sales to Foxconn Technology Group accounted for 22% and 24% of our revenue, respectively. While we strive to maintain a strong relationship with our customers, our customers' product life cycles typically are short because they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by Foxconn Technology Group or our other customers. Any significant loss of, or a significant reduction in purchases by this, or other significant customers, could have an adverse affect on our financial condition and results of operations.
Some of our mobile devices end customers use multiple subcontractors for product assembly and test and some of those subcontractors have multiple customers. Therefore, revenues from our customers may not necessarily equal the business of a single mobile devices end customer.
Gross Profit
Our gross profit as a percentage of revenue increased to 29.8% for the three months ended June 29, 2013, from 25.2% for the three months ended June 30, 2012. The increase in gross profit was primarily the result of higher revenue, higher factory utilization and better yields.

Operating expenses
Research, development and engineering
Our research, development and engineering expenses for the three months ended June 29, 2013 increased $9.0 million, or 24% compared to the three months ended June 30, 2012. The increase was primarily the result of higher salary and related expenses associated with a higher headcount and increased spending on material to develop new products, qualification costs and prototypes.
Selling, general and administrative
Selling, general and administrative expenses decreased $5.3 million, or 17% for the three months ended June 29, 2013 compared to the three months ended June 30, 2012, due primarily to lower litigation costs.
Other expense, net
Other expense, net was relatively flat for the three months ended June 29, 2013 compared to the three months ended June 30, 2012 with an increase of $0.6 million.
Income tax benefit
We recorded an income tax benefit of $2.3 million and $11.6 million for the three months ended June 29, 2013 and June 30, 2012, respectively. The income tax benefit for the three months ended June 29, 2013 was primarily the result of our pre-tax loss and the recognition of United States ("U.S.") federal tax credits. The income tax benefit for the three months ended June 30, 2012 was primarily associated with our pre-tax loss, offset by an accrual for unrecognized tax benefits.
Six Months Ended June 29, 2013 and June 30, 2012
Revenue from Operations
Revenue decreased $20.4 million, or 5%, for the six months ended June 29, 2013 compared to the six months ended June 30, 2012.
Revenue by end market for the six months ended June 29, 2013 and June 30, 2012, was as follows:

(in millions)	Six Months Ended
	June 29, 2013	June 30, 2012
Mobile Devices	$223.4	$260.8
Networks	96.7	92.3
Defense & Aerospace	54.2	41.6
Total	$374.3	$394.7

Mobile Devices
Revenue from the sales of our products in the mobile devices end market decreased approximately 14% for the six months ended June 29, 2013 compared to the six months ended June 30, 2012. Revenue from the sales of our products in the three primary submarkets of the mobile devices end market was as follows:

(in millions)	Six Months Ended
	June 29, 2013	June 30, 2012
3G/4G	$167.1	$206.4
2G	5.6	13.6
WLAN	50.7	40.8
Total	$223.4	$260.8
3G/4G revenue declined primarily as a result of decreased demand from our largest customer. 2G revenue declined as we continue to shift focus away from this product area.

Networks
Revenue from the sales of our products in the networks end market increased approximately 5% for the six months ended June 29, 2013 compared to the six months ended June 30, 2012. The increase was primarily due to higher sales of our radio access and multi-market products. Revenue from the sales of our products in the three primary submarkets of the networks end market was as follows:

(in millions)	Three Months Ended
	June 29, 2013	June 30, 2012
Radio Access	$33.1	$30.0
Transport	46.7	47.4
Multi-market	16.9	14.9
Total	$96.7	$92.3
Defense & Aerospace
Revenue from the sales of our products in the defense & aerospace end market increased approximately 30% for the six months ended June 29, 2013 compared to the six months ended June 30, 2012, due primarily to the timing of programs and higher rate of new product releases during the most recent six month period.
Significant Customers
For the six months ended June 29, 2013 and June 30, 2012, sales to Foxconn Technology Group accounted for 23% and 31% of our revenue, respectively.
Gross Profit
Our gross profit as a percentage of revenue decreased to 25.5% for the six months ended June 29, 2013, from 27.2% for the six months ended June 30, 2012. The decrease in gross profit was primarily the result of lower revenue, coupled with the quality related costs of approximately $5.0 million that were recorded during the three months ended March 30, 2013.
Operating expenses
Research, development and engineering
Our research, development and engineering expenses for the six months ended June 29, 2013 compared to the six months ended June 30, 2012 increased $18.0 million, or 24%. The increase was primarily the result of higher salary and related expenses associated with a higher headcount and increased spending on material to develop new products, qualification costs and prototypes.
Selling, general and administrative
Selling, general and administrative expenses decreased $7.1 million, or 12%, for the six months ended June 29, 2013 compared to the six months ended June 30, 2012 due primarily to lower litigation costs.
Other (expense) income, net
Other expense, net was $2.2 million for the six months ended June 29, 2013 compared to other income, net of $6.6 million for the six months ended June 30, 2012. This fluctuation was primarily the result of the $7.0 million gain/recovery on the sale of a previously impaired investment recorded in the six months ended June 30, 2012.
Income tax benefit
We recorded an income tax benefit of $10.3 million and $10.2 million for the six months ended June 29, 2013 and June 30, 2012, respectively. The income tax benefit for the six months ended June 29, 2013 was primarily the result of our pre-tax loss and the recognition of U.S. federal tax credits. The income tax benefit for the six months ended June 30, 2012 was primarily associated with our pre-tax loss, offset by an accrual for unrecognized tax benefits.

Liquidity and Capital Resources
Liquidity
As of June 29, 2013, our cash, cash equivalents and short-term marketable securities decreased $49.6 million, or 36%, from December 31, 2012 primarily as a result of repurchasing 7.7 million shares of our common stock for $51.1 million. Other related changes at June 29, 2013 compared to December 31, 2012 were:

•
Our accounts receivable balance decreased $33.4 million, or 25%, primarily due to collections associated with higher sales volumes near the end of the last fiscal year compared to the three months ended June 29, 2013.

•	Our inventories balance increased by $32.4 million, or 23.5%, primarily due to a ramp in production for higher expected sales during the second half of 2013.

•
Our deferred tax assets increased $11.2 million, or 16%. Of the total deferred tax assets of $81.0 million as of June 29, 2013, $13.6 million were classified as current and $67.4 million were classified as noncurrent. The increase primarily resulted from the recognition of additional federal tax credits and net operating loss carryforwards related to our pre-tax loss.

•
Our net property, plant and equipment increased $20.0 million, or 4%. The increase was the result of capital additions, which outpaced depreciation expense recognized on existing assets of $48.5 million during the six months ended June 29, 2013. Capital expenditures during the period amounted to $57.3 million, which excludes the timing impact of down payments on planned capital purchases and the outstanding accounts payable on capital purchases of $11.4 million, net. Capital expenditures during the six months ended June 29, 2013 were primarily associated with the expansion of our BAW filter capacity.

•
We borrowed $20.0 million in aggregate on our syndicated credit facility during the three months ended June 29, 2013, which remained outstanding as of June 29, 2013. There were no borrowings on the syndicated credit facility as of December 31, 2012.

•	Our trade payables balance increased $8.4 million, or 13%, primarily due to increased purchasing activity related to production ramps expected in the second half of 2013.
Sources of Liquidity
Our current cash, cash equivalents and short-term investments balances, ($39.1 million domestic and $50.2 million foreign), together with cash anticipated to be generated from operations and the balance available on our $200 million syndicated credit facility, constitute our principal sources of liquidity. We believe these sources will satisfy our projected expenditures through the next twelve months. We intend to permanently reinvest all foreign earnings except for those of liquidated foreign entities and existing earnings that have been previously taxed. We are not presently aware of any restrictions on the repatriation of these funds. If these funds were needed to fund our operations in the U.S., they could be repatriated. Repatriation of our foreign funds would require board approval and could result in additional U.S. income taxes and foreign withholding taxes, which could be partially offset by net operating losses and/or foreign tax credits. Determining the amount of possible future taxes is not practicable. At this time, we believe our domestic funds, along with the syndicated credit facility, are sufficient to meet our net domestic cash requirements for the next twelve months. The principal risks to these sources of liquidity are lower than expected earnings or capital expenditures in excess of our expectations. In either of these cases we may be required to finance any shortfall through additional equity offerings, debt financing or credit facilities. We may not be able to obtain additional financing or credit facilities, or if these funds are available, they may not be available on satisfactory terms.
As of June 29, 2013, we had approximately $3.6 million of net unrecognized tax benefits, which are included as “Long-term income tax liability” in our consolidated balance sheets. We do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. Further, we are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.
During the three months ended June 29, 2013, our board of directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $75 million of our outstanding common stock. We used available cash to fund the repurchase program. During the three months ended June 29, 2013, we repurchased 7.7 million shares for $51.1 million.
Recent Accounting Pronouncements
See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Off Balance Sheet Arrangements
As of June 29, 2013, we did not have any off balance sheet arrangements, as defined in Regulation S-K Item 303(a)(4). We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our investments in cash equivalents are classified as available-for-sale securities and consist of highly-rated, short-term investments, such as money market funds, in accordance with an investment policy approved by our board of directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. The following table shows the fair value of our investments as of June 29, 2013 (in millions):

	Cost	Fair Value
Cash and cash equivalents (including unrealized losses of less than $0.1)	$74.5	$74.5
Short-term available-for-sale investments (including net unrealized losses of less than $0.1)	$14.8	$14.8
Foreign Currency Risk
We are exposed to currency exchange rate fluctuations because we sell our products internationally and have operations in Singapore, Costa Rica and Germany. We manage the foreign currency risk of our international sales and purchases of raw materials and equipment by denominating most transactions in U.S. dollars.

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

The information set forth above under Note 12 contained in the "Notes to the Condensed Consolidated Financial Statements" is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes to our market risk exposures from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012. For a discussion on our exposure to market risk, refer to Item 1A, Risk Factors, contained in our 2012 Annual Report on Form 10-K as filed with the SEC on February 26, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In May 2013, our board of directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $75 million of our outstanding common stock. During the three months ended June 29, 2013, we made the following repurchases of our common stock (in millions except per share data):

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar amount of shares that may yet be purchased under the plan
May 1 to May 31	6.6	$6.60	6.6	$31.6
June 1 to Jun 29	1.1	$7.09	1.1	$23.9

Item 5. Other Information
On May 14, 2013, our stockholders approved the TriQuint 2013 Incentive Plan ("2013 Plan") which replaced the TriQuint 2012 Incentive Plan ("2012 Plan"). The 2013 Plan authorized the issuance of 5,000,000 new shares of our common stock. All shares currently subject to outstanding stock options granted under the 2012 Plan, the TriQuint 2009 Incentive Plan and the TriQuint 1996 Stock Incentive Program with become available for grant under the 2013 Plan to the extent these stock options expire without being exercised or are canceled or forfeited without shares actually being issued and delivered. A detailed summary of the 2013 Plan can be found on pages 18-23 of our definitive proxy statement on Schedule 14A filed on April 1, 2013, which description is incorporated herein by reference. The summary does not purport to be complete and is qualified in its entirety by reference to the full text of the 2013 Plan, which was attached as Appendix A to such definitive proxy statement and is incorporated herein by reference.

Item 6.	Exhibits

10.5+
TriQuint Semiconductor, Inc. 2013 Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A for the 2013 Annual Meeting of Stockholders, filed with the SEC on April 1, 2013).

10.6+	Automatic Stock Option Grant Program for Eligible Directors Under the TriQuint Semiconductor 2013 Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.
 ______________

+	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.

Dated: August 7, 2013	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: August 7, 2013	By:	/s/ STEVE BUHALY
Steve Buhaly
Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.5+
TriQuint Semiconductor, Inc. 2013 Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A for the 2013 Annual Meeting of Stockholders, filed with the SEC on April 1, 2013).

10.6+	Automatic Stock Option Grant Program for Eligible Directors Under the TriQuint Semiconductor 2013 Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.
 ______________

+	Management contract or compensatory plan