Form 10-Q
period 2013-09-28
TRIQUINT SEMICONDUCTOR INC
filed 2013-11-06
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 28, 2013
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number	0-22660
TRIQUINT SEMICONDUCTOR, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3654013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 N.E. Brookwood Parkway, Hillsboro, Oregon	97124
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☒     Accelerated filer  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of November 1, 2013, there were 160,605,803 shares of the Registrant’s common stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.
INDEX

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 28, 2013 and September 29, 2012	1
	Condensed Consolidated Balance Sheets at September 28, 2013 and December 31, 2012	2
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2013 and September 29, 2012	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6.	Exhibits	24

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenue	$250,836	$200,821	$625,148	$595,553
Cost of goods sold	158,619	139,208	437,440	426,413
Gross profit	92,217	61,613	187,708	169,140
Operating expenses:
Research, development and engineering	47,023	40,871	140,201	116,029
Selling, general and administrative	26,420	26,264	79,650	86,620
Total operating expenses	73,443	67,135	219,851	202,649
Income (loss) from operations	18,774	(5,522)	(32,143)	(33,509)
Other (expense) income :
Interest income	7	58	83	196
Interest expense	(1,153)	(666)	(3,429)	(1,329)
Gain/recovery of investment	—	—	421	6,957
Other, net	70	23	(324)	168
Total other (expense) income, net	(1,076)	(585)	(3,249)	5,992
Income (loss) before income tax	17,698	(6,107)	(35,392)	(27,517)
Income tax expense (benefit)	4,137	5,139	(6,119)	(5,104)
Net income (loss)	13,561	(11,246)	(29,273)	(22,413)
Net income (loss) per common share:
Basic	$0.09	$(0.07)	$(0.18)	(0.14)
Diluted	$0.08	$(0.07)	$(0.18)	$(0.14)
Common equivalent shares:
Basic	157,105	163,838	159,057	165,143
Diluted	163,917	163,838	159,057	165,143
Other comprehensive income (loss):
Net unrealized gain on available for sale investments	5	2	3	—
Comprehensive income (loss)	$13,566	$(11,244)	$(29,270)	$(22,413)

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	September 28, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$26,327	$116,653
Investments in marketable securities	553	22,305
Accounts receivable, net	173,991	132,729
Inventories	175,583	138,246
Prepaid expenses	10,635	8,938
Deferred tax assets, net	12,111	12,530
Other current assets	51,446	48,382
Total current assets	450,646	479,783
Property, plant and equipment, net	454,237	448,741
Goodwill	13,790	4,391
Intangible assets, net	25,001	23,163
Deferred tax assets – noncurrent, net	63,109	57,185
Other noncurrent assets, net	32,062	40,415
Total assets	$1,038,845	$1,053,678
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	77,588	65,388
Accrued payroll	38,182	33,254
Other accrued liabilities	13,721	15,132
Total current liabilities	129,491	113,774
Long-term liabilities:
Long-term income tax liability	4,070	2,809
Cross-licensing liability	12,027	12,818
Other long-term liabilities	16,699	15,878
Total liabilities	162,287	145,279
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 600,000 shares authorized, 158,263 and 160,611 shares issued and outstanding at September 28, 2013 and December 31, 2012, respectively	158	161
Additional paid-in capital	673,635	676,203
Accumulated other comprehensive loss	(363)	(366)
Retained earnings	203,128	232,401
Total stockholders’ equity	876,558	908,399
Total liabilities and stockholders’ equity	$1,038,845	$1,053,678
The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net loss	$(29,273)	$(22,413)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	80,254	69,157
Stock-based compensation charges	21,129	21,619
Deferred income taxes	(7,170)	(8,375)
Gain/recovery of investment	(421)	(6,957)
Earnout and milestone liability	(2,009)	(916)
Other	(201)	49
Changes in assets and liabilities:
Accounts receivable, net	(40,378)	6,324
Inventories	(35,605)	(2,232)
Other assets	(6,013)	(35,772)
Accounts payable and accrued expenses	18,501	13,891
Net cash (used in) provided by operating activities	(1,186)	34,375
Cash flows from investing activities:
Purchase of available-for-sale investments	(20,940)	(64,614)
Maturity/sale of available-for-sale investments	42,695	80,429
Proceeds from gain/recovery of investment in other companies	421	6,957
Acquisition of business, net of cash acquired	(5,940)	(3,000)
Other	885	146
Capital expenditures	(78,032)	(45,998)
Net cash used in investing activities	(60,911)	(26,080)
Cash flows from financing activities:
Subscription/issuance of common stock, net	23,238	14,798
Repurchase of common stock	(51,125)	(25,000)
Excess tax benefit from stock-based compensation arrangements	(342)	—
Net cash used in financing activities	(28,229)	(10,202)
Net decrease in cash and cash equivalents	(90,326)	(1,907)
Cash and cash equivalents at beginning of period	116,653	116,305
Cash and cash equivalents at end of period	$26,327	$114,398
Supplemental disclosures:
Change in timing of payments related to capital expenditures	$2,751	$(6,574)
Cash paid for income taxes, net of cash refunds	$1,384	$248
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
In July 2013, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached final consensus with regard to the "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The update is intended to eliminate diversity in practice in the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Current GAAP does not include explicit guidance on this topic. The main provisions of the update provide that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception exists if such deferred tax asset is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from a disallowance of a tax position or if the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. In such cases the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update will be applied prospectively. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard will have no net effect on the Company's financial position, results of operations or cash flows. However, once adopted, the standard may change the presentation of unrecognized tax benefits and deferred tax assets in the balance sheet and the income taxes section of the notes to the financial statements.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Assets and liabilities measured and recorded at fair value on a recurring basis at September 28, 2013 are as follows:

	Carrying Amount	Total Fair Value
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$25,069	$25,069	$25,069	$—	$—	$—
Cash equivalents	1,258	1,258	—	1,258	—	—
Short-term—marketable securities	553	553	—	—	553	—
Non-qualified deferred compensation plan	6,049	6,049	—	6,049	—	—
Total	$32,929	$32,929	$25,069	$7,307	$553	$—
Liabilities:
Earnout and milestone payment liability	3,448	3,448	—	—	—	3,448
Non-qualified deferred compensation plan	6,049	6,049	—	6,049	—	—
Total	$9,497	$9,497	$—	$6,049	$—	$3,448

Assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2012 are as follows:

	Carrying Amount	Total Fair Value
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$63,104	$63,104	$63,104	$—	$—	$—
Cash equivalents	53,549	53,549	—	53,549	—	—
Short-term—marketable securities	22,305	22,305	—	4,510	17,795	—
Non-qualified deferred compensation plan	4,591	4,591	—	4,591	—	—
Total	$143,549	$143,549	$63,104	$62,650	$17,795	$—
Liabilities:
Earnout and milestone payment liability	$5,457	$5,457	$—	$—	$—	$5,457
Non-qualified deferred compensation plan	4,591	4,591	—	4,591	—	—
Total	$10,048	$10,048	$—	$4,591	$—	$5,457
The instruments classified as Level 1 are measured at fair value using quoted market prices. The investments classified as Level 2 were valued using quoted prices for similar instruments in markets that are not active since identical instruments were not available. The Company determines the hierarchy levels at the end of each quarter.
The Company's non-qualified deferred compensation plan provides eligible employees and members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The Company includes the asset deferred by the participants in the “Other noncurrent assets, net” line item of its consolidated balance sheets and the Company’s obligation to deliver the deferred compensation in the “Other long-term liabilities” line item on its consolidated balance sheets.

The Company's earnout and milestone payment liability as of September 28, 2013 resulted from two acquisitions during 2012 and represents the fair value of the estimated payout to the former businesses contingent upon meeting certain requirements. For the first acquisition, as of September 28, 2013, the Company estimated the fair value of the obligation as $2,294 using a cash flow based approach discounted with a market discount rate. For the second acquisition, as of September 28, 2013, the Company estimated the fair value of the obligation as $1,154 using a Monte Carlo simulation model discounted using the risk free rate adjusted for an applicable credit spread. During the nine months ended September 28, 2013, the Company remeasured the fair value of the obligation for the second acquisition based on a change in forecast related to the achievement of earnout targets. The change in estimate resulted in a reduction in the liability of $3,371 and was recorded to selling general and administrative expenses in the statement of operations. For both of the acquisitions, total accretion of $1,362 was recognized during the nine months ended September 28, 2013.

Ending earnout and milestone payment liability at December 31, 2012	$5,457
Accretion	1,362
Change in estimate	(3,371)
Ending earnout and milestone payment liability at September 28, 2013	$3,448
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Company entered into a cross-licensing agreement in 2012. The fair value of the cross-licensing liability was estimated using a discounted cash flow model which discounts future cash flows using an incremental borrowing rate of 9%. The cross-licensing liability was categorized as Level 3 in the fair value hierarchy and its ending fair value at September 28, 2013 was $15,027, of which $3,000 was current and is included in other current liabilities in the balance sheet.

4.	Investments in Cash Equivalents and Marketable Securities
As of September 28, 2013 and December 31, 2012, all short-term investments were classified as available-for-sale and have maturity dates of less than one year. All unrealized gains and losses on available-for-sale investments are included in other comprehensive loss. The cost, net unrealized holding gains, net unrealized holding losses and fair value of available-for-sale investments by types and classes of security at September 28, 2013 consisted of the following:

At September 28, 2013	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale-included in cash equivalents:
Money market funds	$1,258	$—	$—	$1,258
Available-for-sale-included in short-term marketable securities:
Municipal notes	552	1	—	553
	$1,810	$1	$—	$1,811

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
Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operating and financing cash flow factors. During the nine months ended September 28, 2013, the Company did not record any other-than-temporary impairments on its investments in cash equivalents or marketable securities.

5.	Net Income (Loss) Per Share
Net income (loss) per share is presented as basic and diluted net income (loss) per share. Basic net income (loss) per share is net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net income per share is similar to basic net income (loss) per share, except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect. Dilutive securities include options granted pursuant to the Company’s stock option plans, and potential shares related to Restricted Stock Units ("RSUs"), Market-Based Restricted Stock Units ("MSUs") and the Company’s Employee Stock Purchase Plan ("ESPP").
The following is a reconciliation of the basic and diluted shares:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income (loss):	$13,561	$(11,246)	$(29,273)	$(22,413)
Shares for net income (loss) per share:
Weighted-average shares outstanding—Basic	157,105	163,838	159,057	165,143
Dilutive securities	6,812	—	—	—
Weighted-average shares outstanding—Diluted	163,917	163,838	159,057	165,143

For the three months ended September 28, 2013, securities representing 8,851 potential shares were excluded from the calculation as their effect would have been antidilutive. For the nine months ended September 28, 2013 and the three and nine months ended September 29, 2012 all outstanding options and potential shares related to RSUs, MSUs and the ESPP were excluded from the calculation as their effect would have been antidilutive.

6.	Selected Financial Statement Information

	September 28, 2013	December 31, 2012
Accounts receivable, net:
Trade accounts receivable	$174,011	$132,782
Allowance for doubtful accounts	(20)	(53)
	$173,991	$132,729
Inventories:
Raw materials	$30,075	$26,798
Work-in-process	108,625	72,393
Finished goods	36,883	39,055
	$175,583	$138,246
Other current assets:
Precious metals reclaim	$41,397	$39,472
Other	10,049	8,910
	$51,446	$48,382
Accrued payroll:
Accrued payroll and taxes	$8,379	$11,234
Accrued paid time off and sabbatical	17,220	14,979
Accrued management incentive program	3,306	2,437
Self-insurance liability	2,409	2,168
ESPP Withholdings	6,868	2,436
	$38,182	$33,254

7.	Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 28, 2013	December 31, 2012
Land	$19,718	$19,691
Buildings	95,080	94,766
Building and leasehold improvements	32,021	31,012
Machinery and equipment	755,891	664,737
Furniture and fixtures	7,007	6,915
Computer equipment and software	51,742	46,930
Assets in process	36,542	59,561
Total property, plant and equipment, gross	998,001	923,612
Accumulated depreciation	(543,764)	(474,871)
Total property, plant and equipment, net	$454,237	$448,741
The Company reported depreciation expense as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Depreciation expense	$26,495	$22,701	$74,992	$64,352

8.	Goodwill and Other Acquisition-Related Intangible Assets
The Company is required to perform an impairment analysis on its goodwill at least annually, or when events and circumstances warrant. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. The Company is considered one reporting unit. When the Company performed this test in 2012, the Company elected to use the two-step goodwill impairment test. Therefore, to determine whether goodwill may be impaired, the Company compares its book value to its market capitalization. If the trading price of the Company’s common stock, as adjusted for factors such as a control premium, is below the book value per share at the date of the annual impairment test or if the average trading price of the Company’s common stock is below book value per share for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value. If the comparison of book value to estimated market value indicates impairment, then the Company compares the estimated market value of goodwill to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill exceeds its estimated market value, an impairment loss is recognized equal to that excess.
Unless indicators warrant testing at an earlier date, the Company performs its annual goodwill impairment test in the fourth quarter of each year. During the nine months ended September 28, 2013, there were no impairments recorded.
Information regarding the Company’s acquisition-related intangible assets is as follows:

		September 28, 2013			December 31, 2012
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$13,790	$—	$13,790	$4,391	$—	$4,391
Amortizing intangible assets
In process research and development	3 - 5	1,779	(973)	806	1,779	(658)	1,121
Patents, trademarks and other	4 - 15	62,843	(39,498)	23,345	55,743	(34,551)	21,192
		64,622	(40,471)	24,151	57,522	(35,209)	22,313
Non-amortizing intangible assets
In process research and development		850	—	850	850	—	850
Total intangible assets		65,472	(40,471)	25,001	58,372	(35,209)	23,163
Total goodwill and intangible assets		$79,262	$(40,471)	$38,791	$62,763	$(35,209)	$27,554
Amortizing in process research and development represents acquired research and development assets that have reached technological feasibility. Amortization expense related to intangible assets is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Amortization expense	$1,730	$1,649	$5,262	$4,805

The changes in the carrying amount of goodwill and intangible assets are as follows:

	Goodwill and Intangible Assets
	Goodwill	In process research and development- non-amortizing	In process research and development- amortizing	Patents, trademarks and other	Total
Balance as of December 31, 2012	$4,391	$850	$1,779	$55,743	$62,763
Additions during the period	9,399	—	—	7,100	16,499
Balance as of September 28, 2013	$13,790	$850	$1,779	$62,843	$79,262

During the third quarter of 2013, the Company completed the acquisition of CAP Wireless ("CAP") a producer of Spatium™ broadband amplifiers, which resulted in the recognition of net tangible assets of $16, and several intangible assets including developed technology for $5,000, customer relationships for $1,500, tradenames for $600, net deferred tax liabilities of $1,665 and goodwill for $9,399. Total consideration of $14,850 was paid with a combination of cash and Company stock. The developed technology, customer relationship and tradename assets will be amortized over a period of 3 to 14 years. The Company has estimated the fair value of the identifiable intangible assets, which are subject to amortization, using a cash flow based approach discounted with a market discount rate. The estimated fair value of these assets is classified as a Level 3 measurement within the fair-value hierarchy. The goodwill is not deductible for tax purposes. The goodwill is calculated as the purchase price in excess of the fair value of assets and liabilities acquired, and represents the Company’s ability to expand its product line into solid state amplifiers, a high margin high growth market currently underserved by the Company. The Company did not have a similar acquisition during the nine months ended September 29, 2012.

9.	Credit Facility
On September 30, 2010, the Company, the domestic subsidiaries of the Company (the “Guarantors”), Bank of America, N.A., as administrative agent and lender, and Union Bank, N.A., Wells Fargo Bank, N.A., Bank of the West, BBVA Compass Bank and US Bank, as lenders (together with the administrative agent, the “Lenders”), entered into a Credit Agreement (the “Agreement”). The Agreement provides the Company with a three-year unsecured revolving syndicated credit facility of $200,000 maturing on September 30, 2013. On August 24, 2011, the Company extended, with the Lenders' consent, the maturity date to September 30, 2014. The Company’s obligations under the Agreement are jointly and severally guaranteed by the Guarantors. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable.
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
The Agreement contains non-financial covenants of the Company and the Guarantors, including restrictions on the ability to create, incur or assume liens and other debt, make certain investments, dispositions and restricted payments, change the nature of the business, and merge with other entities subject to certain caps as defined in the agreement. The Agreement requires the Company to maintain ratios defined in the Agreement, which include a consolidated total leverage ratio as of the end of any fiscal quarter not in excess of 2.50 to 1.00, a consolidated liquidity ratio of at least 1.25 to 1.00 and a consolidated interest coverage ratio at a minimum of 3.00 to 1.00. The Company was in compliance with these covenants as of September 28, 2013.
At September 28, 2013 and December 31, 2012 there were no amounts outstanding under the Agreement. During the three and nine months ended September 28, 2013, the average outstanding balance under the Agreement was $12,967 and $4,502, respectively. During the three and nine months ended September 28, 2013, interest cost of $118 and $121, respectively, was incurred on borrowings. No interest cost was incurred on borrowings during the three or nine months ended September 29, 2012.

10.	Stock-Based Compensation
Stock-based compensation expense consists of compensation costs related to grants of stock options, RSUs, MSUs and the ESPP. The table below summarizes the stock-based compensation expense for the three and nine months ended September 28, 2013 and September 29, 2012:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Stock-based compensation expense:
Cost of goods sold	$1,720	$2,549	$5,327	$6,477
Research, development and engineering	2,802	2,226	7,897	6,914
Selling, general and administrative	2,391	2,589	7,905	8,228
Total stock-based compensation expense included in net income (loss) from operations	$6,913	$7,364	$21,129	$21,619
Stock Options
The following table summarizes the Company’s stock option transactions for the nine months ended September 28, 2013:

	Nine Months Ended
	September 28, 2013
	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2012	33,241	$6.56
Granted	7,015	5.86
Exercised	(2,435)	4.59
Forfeited	(1,190)	7.27
Outstanding at September 28, 2013	36,631	$6.53
Restricted Stock Units
During the three and nine months ended September 28, 2013, the Company granted RSUs to non-executive employees under the stockholder approved 2013 Incentive Plan. RSUs are converted into shares of Company common stock upon vesting on a one-for-one basis. The awards typically vest over four years and vesting is subject to the grantee’s continued service with the Company. In the event of a Change in Control, all outstanding RSUs will become fully vested. The compensation expense related to the service-based RSU awards is determined using the fair market value of Company common stock on the date of the grant, and the compensation expense, reduced by estimated forfeitures, is recognized over the vesting period.
The following table summarizes RSU activity during nine months ended September 28, 2013:

	Nine Months Ended
	September 28, 2013
	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2012	—	—
Granted	100	$7.76
Outstanding at September 28, 2013	100	$7.76

Market-Based Restricted Stock Units
During the nine months ended September 28, 2013, the Company granted MSUs to certain members of executive management. The number of shares that are ultimately awarded is contingent upon the achievement of pre-determined market and service conditions. Market conditions must be met for shares to be awarded, even if the service conditions are met. Fair value of the awards is determined at the grant date based on the target number of awards ultimately expected to be awarded. Compensation expense associated with the awards is calculated based on the target number of shares ultimately expected to be awarded and is recognized on a straight line basis over the requisite service period and will not be reversed even if the market conditions are not met. The number of shares of common stock to be awarded will range from zero to 150 percent of the target number of stock units based on the Company's total stockholder return (“TSR”) relative to the performance of companies in the SPDR S&P Semiconductor Index ("SPDR") for each measurement period. TSR is calculated based on market performance between the beginning and end of the award period, generally over three years. Based on the number of awards outstanding during the three and nine months ended September 28, 2013, the maximum number of shares of common stock that could be awarded is 299 shares.
The fair value of the MSUs was determined using a Monte Carlo simulation model. The Monte Carlo simulation model is affected by assumptions regarding subjective and complex variables. Generally, the Company's assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. Key assumptions for the Monte Carlo simulation model were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Risk free interest rates	0.4%	—	0.4%	—
Expected dividend yield	—	—	—	—
Expected volatility	56.2%	—	56.2%	—
Correlation coefficient to SPDR	0.59	—	0.59	—
In the following table, MSU activity during the nine months ended September 28, 2013 is presented at 100 percent of the target number of shares of common stock that may potentially be awarded:

	Nine Months Ended
	September 28, 2013
	Shares	Weighted-average grant date fair value
Outstanding at December 31, 2012	—	$—
Granted	199	7.45
Outstanding at September 28, 2013	199	$7.45
ESPP
Employees participating in the ESPP authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company's common stock at a discount.
The table below summarizes the ESPP common stock purchases for the three and nine months ended September 28, 2013 and September 29, 2012.

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Shares purchased	—	—	1,872	1,770

11.	Income Taxes
The Company recorded income tax expense of $4,137 and an income tax benefit of $6,119 for the three and nine months ended September 28, 2013, respectively. For the three and nine months ended September 29, 2012, the Company recorded income tax expense of $5,139 and an income tax benefit of $5,104, respectively. The income tax expense for the three months ended September 28, 2013 was primarily associated with U.S. federal and state income taxes due to the mix of profits and losses between jurisdictions. The income tax benefit for the nine months ended September 28, 2013 was primarily the result of the Company's pre-tax loss, the recognition of U.S. federal tax credits, and equity compensation deductions. The income tax expense for the three months ended September 29, 2012 was primarily associated with U.S. federal and state income taxes due to the mix of profits and losses between jurisdictions and the recognition of additional valuation allowance. The income tax benefit for the nine months ended September 29, 2012 was primarily associated with the Company's pre-tax loss offset by an accrual for unrecognized tax benefits and the recognition of additional valuation allowance.
In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, retroactively reinstating the Research and Experimental ("R&E") tax credit for 2012 and through 2013. The expected benefit for 2012 of approximately $4,045 was recorded during the three months ended March 30, 2013.
No provision has been made for U.S., state or additional foreign income taxes related to approximately $104,497 of undistributed earnings of foreign subsidiaries which have been permanently reinvested outside of the United States, except for liquidating foreign entities and existing earnings that have been previously taxed. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested outside of the United States. In the event the foreign subsidiaries repatriate these earnings, which would generally require board approval, the earnings may be subject to additional U.S. federal and state income taxes and foreign withholding taxes. The additional taxes could be partially offset by net operating losses and/or foreign tax credits.
The major jurisdictions in which the Company files tax returns are the United States, Singapore and Costa Rica. In 2012, the Company expanded its presence into Asia by increasing operations in Singapore. Tax years beginning in 2006 are subject to examination by taxing authorities, although net operating losses ("NOL") and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.
Due to agreements with the Costa Rican and Singaporean governments, the Company was granted income tax holidays of varying rates through March 2017 and December 2019, respectively. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. The Company was in compliance with these requirements as of September 28, 2013.
Deferred Income Taxes
As of September 28, 2013, deferred tax assets of $75,220, net of a $15,558 valuation allowance, were recorded on the balance sheet. As of December 31, 2012, the Company recorded deferred tax assets of $69,715, net of a $14,518 valuation allowance. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized. The Company maintains a valuation allowance against the tax effect of certain state and foreign net operating loss carryforwards and certain state credit carryforwards, as management does not believe it is more likely than not that these benefits will be realized in future periods.
Unrecognized Tax Benefits
In the nine months ended September 28, 2013, net unrecognized tax benefits increased $1,261 primarily as a result of an additional liability recorded to address existing potential exposures involving positions that could be challenged by taxing authorities. The Company does not anticipate the release of any unrecognized tax benefits due to the expiration of statutes of limitations within the next twelve months. Interest and penalties associated with unrecognized tax benefits are accrued and classified as a component of tax expense in the statement of operations and comprehensive loss.
Net unrecognized tax benefits at September 28, 2013 and December 31, 2012 were as follows:

	September 28, 2013	December 31, 2012
Net unrecognized tax benefits	$4,070	$2,809

12.	Commitments and Contingencies
Legal Matters
The Company is from time to time involved in litigation, certain other claims and arbitration matters arising in the ordinary course of its business. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Significant judgment is required in both the determination of the probability of a loss and the determination as to whether a loss is reasonably estimable. These accruals are reviewed at least quarterly and adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and technical experts and other information and events pertaining to a particular matter.  To the extent there is a reasonable possibility (within the meaning of FASB Accounting Standards Codification ("ASC") 450) that losses could exceed amounts already accrued, if any, and the additional loss or range of loss is able to be estimated, management discloses the additional loss or range of loss.
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
On May 13, 2013, the Company's Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $75,000 of the Company's outstanding common stock. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The timing of open market and privately negotiated purchases will be dependent upon market conditions and other corporate considerations, including price, corporate and regulatory requirements and alternative investment opportunities. The Company expects to use available cash to fund the repurchase program. Shares of common stock repurchased by the Company through the repurchase program will be retired and will have no impact on total shares authorized.
During the nine months ended September 28, 2013 and September 29, 2012, the Company repurchased 7,670 and 4,879 shares for $51,125 and $25,000, respectively, using available cash.

15.	Subsequent Events
On October 14, 2013, management approved plans to dispose of assets relating to a reduction of gallium arsenide ("GaAs") capacity. In the fourth quarter of 2013, the Company will record a loss on disposal for the difference between the carry value of the assets and proceeds upon disposal, less costs to sell. The loss is expected to be between $20,000 and $25,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The discussion in this Report contains forward-looking statements, including statements regarding projected working capital and capital expenditures, potential investment needs, our expectations about reinvestment of foreign earnings, settlement of long-term income tax liability, funding of our stock repurchase program, anticipated customer needs, our expectation regarding delays in customer spending, and other statements preceded by terminology such as “believes,” “continue,” “could,” “estimates,” “expects,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking statements made below, including those related to demand and growth in the wireless mobile devices, networks and defense & aerospace markets and our ability to take advantage of that growth; the ability to enter into defense & aerospace contracts; department of defense spending levels and the degree to which we may be affected by particular defense spending; uncertainty in federal defense budgets; the pace at which we release new products to support the defense & aerospace end market; the ability to diversify our customer base; our ability to achieve scale through targeted growth and continue to offer a diversified product portfolio to customers in our primary end markets; transitions in the mobile devices market including concentration of revenue in the handset market, continued growth of smartphones, shifts in end market demand to top smartphone suppliers, and growth in data traffic outpacing the capability of the existing infrastructure worldwide; strong growth in demand for our optical products; our ability to achieve positive operating results; expected operating expenses, gross margins, and per share earnings; transactions affecting liquidity and our ability to satisfy our projected expenditures through the next twelve months; factory utilization levels; and other factors and risks referenced in this Report on Form 10-Q and in Item 1A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 entitled “Risk Factors.” In addition, historical information should not be considered an indicator of future performance.
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
We serve customers worldwide in three primary end markets: mobile devices, networks, and defense & aerospace. Our mission is to deliver RF solutions that improve performance and lower the overall cost of our customers' applications. Our strategies to achieve this mission are to drive innovation and integration, ensure we serve a complementary and diverse set of markets, achieve scale through targeted growth and continue to offer a diversified product portfolio to customers in our primary end markets. In the mobile devices end market, we provide high performance devices such as integrated modules, RF filters, duplexers, small signal components, power amplifiers and switches. In the networks end market, we are a supplier of an extensive portfolio of GaAs microwave monolithic integrated circuits and transistors and SAW and BAW filter components. We provide the defense & aerospace end market with phased-array radar, communications and electronic warfare components and have been recognized as a leader in GaN development.
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
Highlights for the Nine Months Ended September 28, 2013
Revenue increased 5% for the nine months ended September 28, 2013 compared to the nine months ended September 29, 2012.
Mobile devices represents the largest of our three major end markets. Revenue from the sales of our products in the mobile devices end market for the nine months ended September 28, 2013 increased 4% compared to the nine months ended September 29, 2012. The increase was primarily due to an increase in sales to our largest customer. We have strategically invested in premium filters, wafer level packaging and copper flip. We believe our investments will be critical to solve our customers' problems with crowded spectrum and constrained board space as LTE demand increases.
Revenue from sales of our products in the networks end market decreased 4% for the nine months ended September 28, 2013 compared to the nine months ended September 29, 2012. This decrease was driven by a reduction in non-strategic foundry revenue and a decrease in sales of optical products. Growth in data traffic, in the form of streaming video, location services, machine to machine communications and social networking continues to drive infrastructure changes worldwide. The proliferation of these connections requires billions of terabytes of electronic data to move around the globe and traffic continues to expand at an unprecedented rate. This creates demand for TriQuint products to support the continuing evolution of new frequency spectrum allocations, relieve the issues seen with spectrum interference and enable higher throughput networks for upgrade and build-out of the worldwide wireless and fiber networks.
Revenue from sales of our products in the defense & aerospace end market increased 28% for the nine months ended September 28, 2013 compared to the nine months ended September 29, 2012 due to growth in revenue from increased content in radar systems and sale of more radar products. Our revenue in this market is dependent on program timing, which can result in swings from quarter to quarter. With the current uncertainty over federal defense budgets, we are seeing some delays in spending from our customers. Overall, however, we do not anticipate these delays to impact the larger programs we support, such as the Joint Strike Fighter, TPQ-53 and radar upgrade programs targeting the large domestic and international fleets of F16s and F/A18s. We continue to accelerate the release of new products to support this market.
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
Our most critical accounting estimates include revenue recognition; valuation of inventory, which affects gross margin; accounting for income taxes; precious metals reclaim, which affects cost of goods sold and stock-based compensation, which affects cost of goods sold and operating expenses. We also have other policies that we consider to be key accounting policies, such as the valuation of accounts receivable and reserves for sales returns and allowances. However, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.
We updated our critical accounting policy for stock-based compensation during the nine months ended September 28, 2013 to include our accounting for restricted stock units ("RSUs") and market-based restricted stock units ("MSUs"), which is described below. For further discussion of our remaining critical accounting policies and estimates, see Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
Restricted Stock Units

During the three and nine months ended September 28, 2013, we granted RSUs to non-executive employees under our stockholder approved 2013 Incentive Plan. RSUs are converted into shares of TriQuint common stock upon vesting on a one-for-one basis. The awards typically vest over four years and vesting is usually subject to the grantee’s continued service with us. In the event of a change in control, all outstanding RSUs will become fully vested. The compensation expense related to the service-based RSU awards is determined using the fair market value of TriQuint common stock on the date of the grant, and the compensation expense, reduced by estimated forfeitures, is recognized over the vesting period.
Market-Based Restricted Stock Units
During the nine months ended September 28, 2013, we granted MSUs to certain members of executive management. The number of shares of common stock to be awarded will range from zero percent to 150 percent of the target number of stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the SPDR S&P Semiconductor Index ("SPDR") for each measurement period. TSR is calculated based on market performance between the beginning and end of the award period, generally over three years. The fair value of the MSUs was determined using a Monte Carlo simulation model. Key assumptions for the Monte Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The determination of the fair value of MSUs is affected by assumptions regarding subjective and complex variables. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. Employee stock-based compensation expense for MSUs is calculated based on the target number of shares ultimately expected to be awarded and is recognized using a straight-line approach over the service period.

Results of Operations
The following table sets forth the results of our operations expressed as a percentage of revenue for the three and nine months ended September 28, 2013 and September 29, 2012:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.2	69.3	70.0	71.6
Gross profit	36.8	30.7	30.0	28.4
Operating expenses:
Research, development and engineering	18.7	20.3	22.4	19.4
Selling, general and administrative	10.6	13.1	12.7	14.6
Total operating expenses	29.3	33.4	35.1	34.0
Income (loss) from operations	7.5	(2.7)	(5.1)	(5.6)
Other (expense) income:
Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.5)	(0.3)	(0.6)	(0.2)
Recovery of investment	—	—	0.1	1.2
Other, net	0.0	0.0	(0.1)	0.0
Total other (expense) income, net	(0.5)	(0.3)	(0.6)	1.0
Income (loss) before income tax	7.0	(3.0)	(5.7)	(4.6)
Income tax expense (benefit)	1.6	2.6	(1.0)	(0.8)
Net income (loss)	5.4%	(5.6)%	(4.7)%	(3.8)%
Three Months Ended September 28, 2013 and September 29, 2012
Revenue from Operations
Revenue increased $50.0 million, or 25%, for the three months ended September 28, 2013 compared to the three months ended September 29, 2012.
Revenue by end market for the three months ended September 28, 2013 and September 29, 2012, was as follows:

(in millions)	Three Months Ended
	September 28, 2013	September 29, 2012
Mobile Devices	$180.8	$127.0
Networks	40.4	49.8
Defense & Aerospace	29.6	24.0
Total	$250.8	$200.8

Mobile Devices
Revenue from the sales of our products in the mobile devices end market increased approximately 42% for the three months ended September 28, 2013 compared to the three months ended September 29, 2012 primarily as a result of increased revenue from sales of our 3G/4G and wireless local area networks ("WLAN") products, partially offset by decreased revenue from our 2G products. Revenue from the sales of our products in the three primary submarkets of the mobile devices end market was as follows:

(in millions)	Three Months Ended
	September 28, 2013	September 29, 2012
3G/4G	$148.6	$102.8
2G	3.1	4.7
WLAN	29.1	19.5
Total	$180.8	$127.0
Networks
Revenue from the sales of our products in the networks end market decreased approximately 19% for the three months ended September 28, 2013 compared to the three months ended September 29, 2012. The decrease was primarily due to decreased sales of our radio access and transport products, partially offset by increased revenue from the sales of our multi market products. Revenue from the sales of our products in the three primary submarkets of the networks end market was as follows:

(in millions)	Three Months Ended
	September 28, 2013	September 29, 2012
Radio Access	$16.7	$17.8
Transport	16.1	25.0
Multi-market	7.6	7.0
Total	$40.4	$49.8
Defense & Aerospace
Revenue from the sales of our products in the defense & aerospace end market increased approximately 23% for the three months ended September 28, 2013 compared to the three months ended September 29, 2012, due primarily to the timing of programs and increased content for some programs.
Significant Customers
For the three months ended September 28, 2013 and September 29, 2012, sales to Foxconn Technology Group accounted for 35% and 31% of our revenue, respectively. For the three months ended September 28, 2013, sales to Protek (Shanghai) Limited accounted for 13% of our revenue. While we strive to maintain a strong relationship with our customers, our customers' product life cycles typically are short because they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by Foxconn Technology Group, Protek or our other customers. Any significant loss of, or a significant reduction in purchases by these, or other significant customers, could have an adverse affect on our financial condition and results of operations.
Some of our mobile devices end customers use multiple subcontractors for product assembly and test and some of those subcontractors have multiple customers. Therefore, revenues from our customers may not necessarily equal the business of a single mobile devices end customer.
Gross Profit
Our gross profit as a percentage of revenue increased to 36.8% for the three months ended September 28, 2013, from 30.7% for the three months ended September 29, 2012. The increase in gross profit was primarily the result of higher revenue and higher factory utilization.
Operating expenses
Research, development and engineering
Our research, development and engineering expenses for the three months ended September 28, 2013 increased $6.2 million, or 15% compared to the three months ended September 29, 2012. The increase was primarily the result of higher salary and related expenses associated with a higher headcount and increased spending on material to develop new products.
Selling, general and administrative
Selling, general and administrative expenses were relatively flat for the three months ended September 28, 2013 compared to the three months ended September 29, 2012 with an increase of $0.2 million, or 1%.

Other (expense) income, net
Other expense, net for the three months ended September 28, 2013 increased $0.5 million, or 84%, compared to the three months ended September 29, 2012. The increase was primarily the result of higher interest expense charges incurred for borrowings on our credit facility and accretion on contingent consideration.
Income tax benefit
We incurred income tax expense of $4.1 million and $5.1 million for the three months ended September 28, 2013 and September 29, 2012, respectively. The income tax expense for the three months ended September 28, 2013 was primarily the result of U.S. federal and state income taxes due to the mix of profits and losses between jurisdictions. The income tax expense for the three months ended September 29, 2012 was primarily associated with U.S. federal and state income taxes due to the mix of profits and losses between jurisdictions and the recognition of additional valuation allowance.
Nine Months Ended September 28, 2013 and September 29, 2012
Revenue from Operations
Revenue increased $29.5 million, or 5%, for the nine months ended September 28, 2013 compared to the nine months ended September 29, 2012.
Revenue by end market for the nine months ended September 28, 2013 and September 29, 2012, was as follows:

(in millions)	Nine Months Ended
	September 28, 2013	September 29, 2012
Mobile Devices	$404.2	$387.7
Networks	137.2	142.3
Defense & Aerospace	83.7	65.6
Total	$625.1	$595.6

Mobile Devices
Revenue from the sales of our products in the mobile devices end market increased approximately 4% for the nine months ended September 28, 2013 compared to the nine months ended September 29, 2012 primarily as a result of increased revenue from sales of our 3G/4G and wireless local area networks ("WLAN") products, partially offset by decreased revenue from our 2G products. Revenue from the sales of our products in the three primary submarkets of the mobile devices end market was as follows:

(in millions)	Nine Months Ended
	September 28, 2013	September 29, 2012
3G/4G	$315.6	$309.2
2G	8.7	18.3
WLAN	79.9	60.2
Total	$404.2	$387.7

Networks
Revenue from the sales of our products in the networks end market decreased approximately 4% for the nine months ended September 28, 2013 compared to the nine months ended September 29, 2012. The decrease was primarily due to lower sales of our transports products. Revenue from the sales of our products in the three primary submarkets of the networks end market was as follows:

(in millions)	Nine Months Ended
	September 28, 2013	September 29, 2012
Radio Access	$49.8	$47.9
Transport	62.8	72.5
Multi-market	24.6	21.9
Total	$137.2	$142.3
Defense & Aerospace
Revenue from the sales of our products in the defense & aerospace end market increased approximately 28% for the nine months ended September 28, 2013 compared to the nine months ended September 29, 2012, due primarily to the timing of programs and increased content for some programs.
Significant Customers
For the nine months ended September 28, 2013 and September 29, 2012, sales to Foxconn Technology Group accounted for 28% and 31% of our revenue, respectively.
Gross Profit
Our gross profit as a percentage of revenue increased to 30.0% for the nine months ended September 28, 2013, from 28.4% for the nine months ended September 29, 2012. The increase in gross profit was primarily the result of higher revenue, coupled with higher factory utilization and better yields.
Operating expenses
Research, development and engineering
Our research, development and engineering expenses for the nine months ended September 28, 2013 compared to the nine months ended September 29, 2012 increased $24.2 million, or 21%. The increase was primarily the result of higher salary and related expenses associated with a higher headcount and increased spending on material to develop new products.
Selling, general and administrative
Selling, general and administrative expenses decreased $7.0 million, or 8%, for the nine months ended September 28, 2013 compared to the nine months ended September 29, 2012 due primarily to lower litigation costs.
Other (expense) income, net
Other expense, net was $3.2 million for the nine months ended September 28, 2013 compared to other income, net of $6.0 million for the nine months ended September 29, 2012. This fluctuation was primarily the result of the $7.0 million gain/recovery on the sale of a previously impaired investment recorded in the nine months ended September 29, 2012.
Income tax expense
We recorded an income tax benefit of $6.1 million and $5.1 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. The income tax benefit for the nine months ended September 28, 2013 was primarily the result of our pre-tax loss and the recognition of U.S. federal tax credits. The income tax benefit for the nine months ended September 29, 2012 was primarily associated with our pre-tax loss, offset by an accrual for unrecognized tax benefits and the recognition of additional valuation allowance.

Liquidity and Capital Resources
Liquidity
As of September 28, 2013, our cash, cash equivalents and short-term marketable securities decreased $112.1 million, or 81%, from December 31, 2012, primarily as a result of repurchasing 7.7 million shares of our common stock for $51.1 million and capital expenditures of $78.0 million. Other related changes at September 28, 2013 compared to December 31, 2012 were:

•	Our accounts receivable balance increased $41.3 million, or 31%, primarily due to increased shipment activity late in the period.

•	Our inventories balance increased by $37.3 million, or 27%, in anticipation of increased demand.

•
Our deferred tax assets increased $5.5 million, or 8%. Of the total deferred tax assets of $75.2 million as of September 28, 2013, $12.1 million were classified as current and $63.1 million were classified as noncurrent. The increase primarily resulted from the recognition of additional federal tax credits and net operating loss carryforwards related to our pre-tax loss.

•
Our net property, plant and equipment increased $5.5 million, or 1%. Capital expenditures during the nine months ended September 28, 2013 of $78.0 million were primarily associated with the expansion of our BAW filter capacity. On October 14, 2013 management approved plans to dispose of assets relating to a reduction of GaAs capacity. In the fourth quarter of 2013, we will record a loss on disposal for the difference between the carry value of the assets and proceeds upon disposal, less costs to sell. The loss is expected to be between $20.0 million and $25.0 million.

•	Our trade payables balance increased $12.2 million, or 19%, primarily due to increased purchasing activity related to production ramps in anticipation of increased demand.
Sources of Liquidity
Our current cash, cash equivalents and short-term investments balances, together with cash anticipated to be generated from operations and the balance available on our $200 million syndicated credit facility, constitute our principal sources of liquidity. We believe these sources will satisfy our projected expenditures through the next twelve months. We intend to permanently reinvest all foreign earnings except for those of liquidating foreign entities and existing earnings that have been previously taxed. As of September 28, 2013, cash and short-term investments held by our foreign entities amounted to $20.5 million. Management intends to utilize this balance to satisfy intercompany trade activity between our foreign entities and the U.S. company, which is entered into through the normal course of business, and not subject to additional U.S. income taxes or foreign withholding taxes. At this time, we believe our domestic funds, along with the syndicated credit facility, are sufficient to meet our net domestic cash requirements for the next twelve months. The principal risks to these sources of liquidity are lower than expected earnings or capital expenditures in excess of our expectations. In either of these cases we may be required to finance any shortfall through additional equity offerings, debt financing or credit facilities. We may not be able to obtain additional financing or credit facilities, or if these funds are available, they may not be available on satisfactory terms.
As of September 28, 2013, we had approximately $4.1 million of net unrecognized tax benefits, which are included as “Long-term income tax liability” in our consolidated balance sheets. We do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. Further, we are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.
On May 13, 2013, our board of directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $75 million of our outstanding common stock. We used available cash to fund the repurchase program. During the nine months ended September 28, 2013, we repurchased 7.7 million shares for $51.1 million.
Recent Accounting Pronouncements
See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Off Balance Sheet Arrangements
As of September 28, 2013, we did not have any off balance sheet arrangements, as defined in Regulation S-K Item 303(a)(4). We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our investments in cash equivalents are classified as available-for-sale securities and consist of highly-rated, short-term investments, such as money market funds, in accordance with an investment policy approved by our Board of Directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. The following table shows the fair value of our investments as of September 28, 2013 (in millions):

	Cost	Fair Value
Cash and cash equivalents	$26.3	$26.3
Short-term available-for-sale investments (including net unrealized gains of less than $0.1)	$0.6	$0.6
Foreign Currency Risk
We are exposed to currency exchange rate fluctuations because we sell our products internationally and have operations in Singapore, Costa Rica and Germany. We manage the foreign currency risk of our international sales and purchases of raw materials and equipment by denominating most transactions in U.S. dollars.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”)), under the supervision of and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
In May 2013, our Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $75 million of our outstanding common stock, from time to time. No shares were repurchased during the three months ended September 28, 2013.

Item 6.	Exhibits

10.7+	TriQuint Semiconductor, Inc. 2008 Inducement Award Plan (incorporated herein by reference to Exhibit 99.1 to the Registrant’s registration statement on form S-8, filed with the SEC on August 7, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.
 ______________

+	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.

Dated: November 6, 2013	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: November 6, 2013	By:	/s/ STEVE BUHALY
Steve Buhaly
Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.7+	TriQuint Semiconductor, Inc. 2008 Inducement Award Plan (incorporated herein by reference to Exhibit 99.1 to the Registrant’s registration statement on form S-8, filed with the SEC on August 7, 2013).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.
 ______________

+	Management contract or compensatory plan