Form 10-K
period 2013-12-31
TRIQUINT SEMICONDUCTOR INC
filed 2014-02-21
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2013
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number	0-22660
TRIQUINT SEMICONDUCTOR, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3654013
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2300 N.E. Brookwood Parkway, Hillsboro, Oregon	97124
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(503) 615-9000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

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
Large accelerated filer ☒     Accelerated filer  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on June 30, 2013, the last day of the Registrant’s second fiscal quarter was approximately $866,697,131. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the Registrant’s outstanding common stock have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity securities.
As of February 18, 2014, there were 163,762,526 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2014 annual meeting of stockholders. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s year ended December 31, 2013.

Important Notice to Stockholders:
This Annual Report on Form 10-K contains both historical information and forward-looking statements about TriQuint Semiconductor, Inc. (collectively with its wholly owned subsidiaries, “TriQuint,” “we,” “us,” “our” or “our company”). In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “estimates,” “expects,” “feels,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “reasonably,” “should,” “could,” “thinks,” “will” or the negative of these terms or other comparable terminology. Forward-looking statements in this Annual Report on Form 10-K include, in particular, statements regarding:

•	Our future growth and innovation;

•	Expected demand and growth in the wireless mobile devices and networks infrastructure markets and our ability to take advantage of that growth;

•	Changes in our critical accounting estimates and the reasonableness of those estimates;

•	The pace at which we release new products to support the defense and aerospace end market;

•	Department of defense spending levels and the degree to which we may be affected by particular defense spending;

•	Reinvestment of all our foreign earnings except existing earnings that have previously been taxed;

•	Growth in the number of handset subscribers;

•	Increasing demand for applications, services and the associated high-speed data for smartphones, tablets, computers and TVs;
Reductions in supplier prices;

•	Transactions and liabilities affecting liquidity and our ability to satisfy our projected expenditures through the next twelve months;

•	Adequacy of domestic funds and credit facility to meet domestic cash requirements;

•	Our investment in expanding capacity and expected capital expenditures;

•	Increased RF content in devices and networks infrastructure;

•	Our continued establishment and maintenance of close working relationships with industry leaders in our target markets;

•	Establishment of new, strategic relationships with companies that provide access to new technologies, products and markets;

•	Our mobile device strategy and ability to meet the needs and demands of the market;

•	Increasing demand from our international customers;

•	New GaN product introductions, including additional high-power switches, amplifiers and related products;

•	Intensified competition from existing integrated circuit, SAW and BAW device suppliers, and from the potential entry of new competitors into our target markets;

•	Increased worldwide regulatory activity relating to climate change and the possibility that design and manufacturing changes may be required in order to comply;

•	Adoption of product related environmental regulations in additional countries and locations

•	Our expectation that our future success will depend primarily upon the expertise, skills and abilities of our officers and key employees rather than on patent ownership;

•	Continuing fluctuations in our operating results;

•	Our intent to vigorously defend our intellectual property rights;

•	Our expectation that we will not pay cash dividends in the foreseeable future;

•	Our level of investment in research and development, and our continued focus on the development and maturity of GaN solutions; and

•	Long-term growth prospects of our networks infrastructure markets, investments by telecommunications companies in infrastructure and growth in consumer demand for data.
A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results, including, potential customer concentration risks; introduction and acceptance of new products; timing of customer design cycles; changes in our critical accounting estimates; losses that may be incurred in litigation; risks associated with manufacturing yields and our ability to improve yields, costs and subcontractor services; reductions in United States defense spending; risks associated with our production outside of the U.S.; our reliance on certain suppliers; our expectations regarding the selling prices for our products and the prices of our suppliers' products; risks associated with intellectual property, including protecting our interests and against infringing on others’; the impact of environmental regulations on our business; risks associated with our unfilled orders; transactions affecting liquidity; capital expenditures; and other risks and uncertainties. Factors that could cause or contribute to these differences include, the risks discussed in Part I of this report entitled “Risk Factors.” These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Please see Item 1A, “Risk Factors,” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.
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

Overview
TriQuint Semiconductor, Inc. provides a comprehensive portfolio of advanced, high-performance radio frequency ("RF") solutions. We are a high-volume supplier of both active and passive technologies. We design, develop and manufacture these high-performance power amplifier, switch and filter modules in-house and provide them to the broad market, uniquely integrating many of the world's most advanced RF solutions to deliver solid customer value. We serve customers worldwide in mobile device, networks infrastructure and defense & aerospace markets. We have built core competencies in gallium arsenide ("GaAs"), gallium nitride ("GaN"), surface acoustic wave ("SAW") and bulk acoustic wave ("BAW") technologies. We reach further, with solutions that boost performance and extend range while reducing size and bill of materials. We reach faster, utilizing our broad technology portfolio to simplify complex RF challenges and allow our customers better time to market.
We were incorporated in California in 1981 and reincorporated in Delaware on February 12, 1997. Our principal executive offices are located at 2300 NE Brookwood Parkway, Hillsboro, Oregon 97124 and our telephone number at that location is (503) 615-9000. We operate worldwide with our design, sales and manufacturing facilities located throughout Asia, Europe and North America. Our primary design and manufacturing facilities are located in Oregon, Texas and Florida. Information about our company is also available at our website, www.triquint.com, which includes links, free of charge, to reports and amendments to those reports we have filed with the Securities and Exchange Commission ("SEC"). The contents of our website are not incorporated by reference in this Annual Report on Form 10-K. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports can also be accessed at the SEC website, www.sec.gov.
Industry Background
Ever growing demand for always-on connectivity drives the entire wired and wireless communications ecosystem. Today's sophisticated mobile devices support simultaneous voice, data, video, location services and wireless connectivity options. As advanced fourth generation ("4G") networks are deployed around the world, third generation ("3G") high-speed, data-centric service continues to expand in most global wireless markets. The cellular and WiFi radios in mobile devices provide connectivity across a proliferating range of mobile devices. As long-term evolution ("LTE") networks roll out and RF complexity increases, device manufacturers are turning to highly integrated modules to simplify design and boost performance for radio front-ends. TriQuint was a pioneer in producing the integrated module and continues to drive integration advancements. In addition to widely adopted smartphones, highly integrated devices are now being leveraged within new data-centric devices, such as data cards for laptops and tablets, and a whole new genre of infotainment appliances, such as e-readers, gaming consoles, digital television and navigation devices.
To support these feature-rich mobile devices, network infrastructure operators are expanding capacity, re-architecting designs, increasing 3G base station deployments, accelerating 4G deployments and upgrading transport capacity through microwave point-to-point ("PtP") radio and optical network links. In addition, many are turning to WiFi offload strategies and small cell base stations to ease the strain from skyrocketing mobile data traffic on congested cellular networks. The RF content in premises-based devices and distribution networks is increasing due to higher frequency systems and the need to accommodate more content over existing infrastructure. TriQuint offers a broad product portfolio that serves these growing markets, including packaged radio amplifiers for transmit and receive systems and standard-setting optical modulator drivers.
Defense & aerospace markets rely on dependable microwave monolithic integrated circuits ("MMICs") in die-level and packaged forms, as well as SAW and BAW filters. Today's global defense & aerospace industry looks for commercial off-the-shelf ("COTS") convenience, balanced against the rigorous performance standards that typify microwave products for advanced communications, radar and national security use. Defense & aerospace applications require extreme precision, reliability, durability and supply assurance. For example, the combination of SpatiumTM power combining technology with solid state GaN MMICs will create an opportunity to address the Traveling Wave Tube Amplifier ("TWTA") market with solutions that deliver new levels of efficiency, power density, frequency coverage and output power. TriQuint products include high power amplifiers, low noise amplifiers, switches, fixed frequency and voltage controlled oscillators, filters and attenuators for use in a variety of advanced systems, such as active phased array radar, guidance, missiles, electronic warfare and counter measures and space communications systems.
To address market demand for higher levels of performance, electronic communications systems manufacturers have relied heavily on advances in high-performance components and modules such as those that we produce. For example, GaAs has inherent physical properties that allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits that operate at higher levels of performance than silicon devices. Similarly, GaN advancements by TriQuint have shown that GaN devices now in production can be smaller than GaAs-based products and operate at even wider bandwidths and frequencies, making GaN ideal as a high-frequency/high-power RF solution that can reduce bills of materials while shrinking RF circuit sizes. TriQuint has also achieved record-setting reliability with its second generation GaN on silicon carbide ("SiC") process, which reduces long-term maintenance and expands the lifetime of components in critical systems. GaAs and GaN semiconductor technologies are generally better alternatives to silicon solutions in almost all high-performance RF, microwave and millimeter wave applications. The higher electron mobility of GaAs and GaN enables the integrated circuits to operate at higher speeds or power than silicon devices, with lower current consumption. Lower current consumption is important in mobile devices and a wide range of network infrastructure; it dramatically increases operational time in mobile devices while lowering electricity cost and overall operating expense in base stations and similar RF applications. In addition, SAW and BAW technologies offer a number of advantages over traditional filter technologies, including precise frequency control and selectivity, minimal distortion, reduced size and weight, high reliability and environmental stability. In general, SAW technology has a cost/performance advantage from low frequencies to approximately 2 gigahertz. BAW technology has a cost/performance advantage from approximately 2 to 10 gigahertz.
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
Total RF front-end solutions
In the mobile devices end market, we utilize our broad technology portfolio to simplify increasing RF complexity and enable a faster time to market for our customers. We create integrated RF front-end solutions that include multiple bands, frequencies and communication standards into small, high-performance modules. Moreover, we are strategically focused on taking integration even further by combining high-performance filters, power amplifiers and switches into complete RF front-ends. By integrating discrete components into space-saving modules, we deliver greater functionality and higher performance in smaller form factors, thus providing greater value for cellular and WiFi devices worldwide.
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
Technology leadership and relationships
We enjoy long-standing institutional relationships with leading smartphone and tablet manufacturers that have built and are expanding the world's broadband communications networks. Customers of our defense & aerospace end market include key defense subcontractors to the U.S. government. Our advanced technology is sought after in the industry and we continue to focus internal and external R&D resources on the development and maturity of GaN solutions. We have secured numerous contract awards, including the Microscale Power Conversion ("MPC") and Near Junction Thermal Transport ("NJTT") GaN programs. Our work supporting the Defense Production Act Title III manufacturing contract and the Nitride Electronic Generation Technology ("NeXt") GaN programs are on-going. TriQuint R&D endeavors are the foundation for product and service innovations that reach across all of our end markets and applications. Additionally, we continue to push the limits of GaAs, SAW and BAW filter technologies, wafer-level packaging ("WLP"), copper flip-chip interconnects (Cu-FlipTM), as well as temperature-compensated SAW ("TC-SAW") and advanced BAW used to address challenging new bands worldwide. Our talented design engineers use these core competencies in addition to technologies such as silicon on insulator ("SOI") and complementary metal-oxide-semiconductor ("CMOS") within our highly integrated products.
Market diversity

We offer a broad range of RF products and services that address numerous end-user applications in synergistic mobile device, networks infrastructure and defense & aerospace end markets. This balanced portfolio includes foundry services, die level solutions, integrated MMICs, packaged components and modules, as well as integrated assemblies that combine multi-function semiconductor and filter chips in standard and custom packages. TriQuint products are designed and manufactured utilizing a variety of technologies and wafer substrates well suited for end-market application requirements.
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
Markets, Products and Applications
We offer a broad array of filtering, switching and amplification products for RF, microwave and millimeter-wave applications. We utilize specialized substrate materials and high-performance process technologies such as GaAs, GaN, pseudomorphic high electron mobility transistors ("pHEMT"), GaN high electron mobility transistor, heterojunction bipolar transistors ("HBT"), metal-semiconductor field effect transistor ("MESFET"), bipolar high electron mobility transistor ("BiHEMT"), WLP, CuFlipTM, SAW, TC-SAW and BAW to design and manufacture products which are intended to improve the performance and lower the overall cost of our customers' applications. We believe our products offer other key advantages relative to competing devices, including steeper selectivity, improved linearity, lower distortion, higher output power and power-added efficiency, as well as reduced size and weight, and more precise frequency control. Our broad range of standard and customer-specific integrated circuits, components and modules, in addition to SAW and BAW duplexers and filters, combined with our manufacturing and design capabilities, allow customers to select the specific product solution that best fulfills their technical and time-to-market requirements.
We focus on three end markets in the electronic communications system industry: mobile devices, networks infrastructure and defense & aerospace.
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
We sell electronic components for mobile phones, including RF filters, duplexers, power amplifiers (“PAs”) and power amplifier modules (“PAMs”), switches, transmit modules (“TXMs”), power amplifier + duplexer (“PAD”) modules, multi-mode, multi-band power amplifiers ("MMPA"), single and dual band WLAN modules and other advanced products to meet the changing needs of the global communications marketplace. Our products support 2G, 3G and 4G standards, global system for mobile communication ("GSM"), general packet radio service ("GPRS"), enhanced data rates for GSM evolution ("EDGE"), code division multiple access ("CDMA"), evolution-data optimized ("EV-DO"), wideband code division multiple access ("WCDMA"), high speed packet access ("HSPA"), WEDGE, WGPRS, LTE, WLAN, Bluetooth® and others and can be found across this wide frequency spectrum. Our compact, highly integrated modules and components enable quick design turns, higher performance, lower part count and reduced overall solution costs.
We sell our products to mobile device manufacturers worldwide. Historically, the demand for RF components and modules has been driven by the increasing usage of mobile devices across the globe and the increasing complexity of those mobile devices, which utilize features such as multi-band radios, GPS and Wi-Fi. The market for these devices is largely driven by two key product manufacturers. The total number of handset subscribers continues to grow, with China and India growing at the fastest rates. We categorize the mobile devices end market into three primary submarkets: 3G/4G, 2G and connectivity.
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
Revenue from the mobile devices end market accounted for approximately 67% of our total revenue in 2013, compared to 65% of our revenue in 2012 and 71% of our revenue in 2011.
Networks Infrastructure
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
In this rapidly changing landscape, our goal is to “Simplify RF” for our customers through innovative device, filtering and packaging technologies, integration and our long history of quality, reliability and customer support. Our products for the networks infrastructure end market target three main applications:

•
Transport, which includes wireless and wired broadband networks infrastructure for CATV, fiber-to-the-home ("FTTH"), PtP radio, Very-Small Aperture Terminals ("VSAT") and optical transport networks infrastructure ("OTN");

•	Base Station, which comprises 2G, 3G, 4G / LTE and multi-carrier, multi-standard base stations, small cells; and

•	Multi-markets, such as automotive radar, telematics and advanced metering infrastructure ("AMI").
TriQuint offers a broad range of products for these applications, including low-noise, variable-gain, driver and power amplifiers, digital and analog attenuators, frequency converters, voltage-controlled oscillators, switches, SAW filters, BAW filters, and multi-chip modules ("MCMs") that integrate multiple functions.
TriQuint products are differentiated by high performance, reflecting our unique GaAs, GaN, SAW and BAW processes combined with innovative design and packaging. For example, in base station applications, our amplifiers offer high linearity and efficiency with high output power and low power consumption. In optical transport networks infrastructure, our modulator drivers provide a wide output voltage swing, low jitter and high fidelity electrical “eye” performance for 40 and 100 gigabits per second ("Gb/s") networks.
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
Revenue from the networks infrastructure end market accounted for approximately 21% of our total revenue in 2013, compared to 23% in 2012 and 20% in 2011.

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
TriQuint is also directly engaged with the U.S. government, primarily through contracts with the Defense Advanced Research Project Agency ("DARPA"), the Air Force Research Laboratory ("AFRL"), and the Office of Naval Research ("ONR") to develop the next generation of RF components in GaN and GaAs. GaN high electron mobility transistor devices provide the higher power density and efficiency required for future high-power phased array radar, electronic warfare, missile seekers and communications systems. Through these programs and other ongoing efforts, we continue to enhance the reliability and manufacturability of our GaN processes. In 2013, we continued work on the GaN manufacturing development contract we received from AFRL (Defense Production Act Title III) in 2010. In addition, we demonstrate our leadership through selection by many agencies for high-frequency / high-reliability research and development.
Revenue from the defense & aerospace end market accounted for approximately 13% of our total revenue in 2013, compared to 12% in 2012 and 9% in 2011. In general, revenue from the sales of our products in the defense & aerospace end market can fluctuate significantly from year to year due to the timing of programs.

Design and Process Technology
We have developed our broad technology portfolio to support our product innovation in RF applications. These technologies include a variety of semiconductor processes in GaAs and GaN for power and switching applications and SAW and BAW structures for filter applications. In order to effectively utilize these technologies in developing advanced products, we have also created an infrastructure supporting these processes that includes software tools for circuit simulation and physical modeling as well as extensive component cell libraries and characterization databases. These tools supporting our advanced process capabilities enable us to efficiently develop high-performance products for customers in our RF end markets.  Additionally, we make these tools available to customers utilizing our strategic foundry services to develop their own products.
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

	Year ended December 31,
	2013	2012	2011
Foxconn Technology Group	33%	31%	35%

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

Our sales to customers outside the U.S. accounted for approximately 82%, 76% and 73% of revenue in 2013, 2012 and 2011, respectively. Sales to our customers outside the U.S. representing approximately 10% or more of total revenue for each period are as follows (as a percentage of revenue):

	Year ended December 31,
	2013	2012	2011
China	55%	45%	43%
Hong Kong	8%	7%	9%
Some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce.
Manufacturing
We currently utilize seven manufacturing centers located in Oregon, Texas, Florida, California, the Philippines and Costa Rica as follows:

•
A 260,000 square foot Hillsboro, Oregon facility located on 50 acres of land. This facility houses our 82,000 square foot wafer fabrication facility as well as executive, administrative, engineering, test and technical offices. The fabrication facility includes 31,700 square feet of Class 100 clean room space.

•	A 14,100 square foot Bend, Oregon facility, of which approximately 4,600 is fabrication space. This facility is under an operating lease expiring in June 2016.

•	A 540,000 square foot Richardson, Texas facility on approximately 38 acres of land. The Richardson facility has 48,000 square feet of Class 10 clean room space.

•
A 119,000 square foot wafer fabrication, assembly and test facility located in Apopka, Florida on approximately 16 acres of land. The Apopka wafer fabrication facility includes 41,600 square feet of manufacturing space and 36,000 square feet of clean room, of which 5,000 square feet is a Class 10 clean room.

•
A 62,900 square foot assembly and test facility for the production of SAW filters in San Jose, Costa Rica on approximately 2 acres of land. The Costa Rican facility has over 19,000 square feet of clean room space. We use our Costa Rica facility to assemble, package, test and ship final product to customers. This facility is located in the Metro Free Trade Zone.

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
Backlog
As of December 31, 2013, we had unfulfilled orders, referred to as our backlog, of approximately $143.1 million, compared to approximately $144.2 million as of December 31, 2012. We include in our backlog all purchase orders and contracts for products requested by the customer for delivery within twelve months. We do not have long-term agreements with any of our customers, except for certain defense & aerospace and contract based revenue. Customers generally purchase our products pursuant to cancelable short-term purchase orders. Our customers have canceled these purchase orders or rescheduled delivery dates in the past, and we expect that these events will occur in the future. Accordingly, backlog as of any particular date may not be predictive of sales for any future period.

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
As of December 31, 2013, approximately 519 of our employees were engaged in activities related to process and product R&D, and our research, development and engineering expenses in 2013, 2012 and 2011 were approximately $190.0 million, $160.5 million and $146.9 million, respectively, which were 21%, 19% and 16% of total revenue, respectively. We expect to continue to spend substantial funds on R&D.
Competition
The markets for our products are characterized by price competition, rapid technological change and short product life cycles. While we strive to maintain a strong relationship with our customers, our customers' product life cycles are short and they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced. Any significant loss of, or a significant reduction in purchases by any of our significant customers could have an adverse effect on our financial condition and results of operations. Due to the increasing requirements for lower cost, improved efficiency, reduced current consumption and smaller size, we expect to experience intense competition from existing competitors and potential new entrants that may develop a disruptive technology.
We compete primarily with the following companies: Anadigics Inc., Avago, Inc., Hittite Microwave Corporation, M/A-COM Technology Solutions, Inc., Murata Manufacturing Co., Ltd., Raytheon Company, RF Micro Devices, Inc., Skyworks Solutions, Inc., Sumitomo Electric Device Innovations, TDK-EPC Corporation and others. Competition could also come from companies developing new alternative technologies, such as CMOS power amplifiers and switches.
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
Intellectual Property Matters
We rely on a combination of patents, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We have patents granted and pending in the U.S. and elsewhere and intend to continue to apply for patents on our technology. In addition to having our own patents and patent applications, we have acquired U.S. and foreign patents and patent applications in connection with corporate mergers and acquisitions. We have approximately 370 patents that expire from 2014 to 2032.
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
Employees
As of December 31, 2013, we employed 3,109 people, including 2,182 in manufacturing and support related positions, 519 in process, product and development engineering, 224 in marketing and sales and 184 in general and administration functions. As of December 31, 2013, none of our employees were represented by a collective bargaining agreement, except for 63 employees in Germany. We consider our relations with employees to be good, and we have not experienced a work stoppage due to labor issues.

Item 1A.	Risk Factors
Risk Factors
Our operating results may fluctuate substantially, which may cause our stock price to fall.
Our quarterly and annual results of operations have varied in the past and may vary significantly in the future due to a number of factors including the following:

•	general economic conditions;

•	disruptions to the global credit and financial markets (e.g. the European debt crisis, sequestration);

•	cyclicality and seasonality, including industry downturns;

•	inflation;

•	customer concentration and gain or loss of significant customers;

•	cancellation or delay of customer orders or shipments;

•	market acceptance of our products and those of our customers;

•	market acceptance of new/developing technologies that perform in a manner comparable to our products;

•	variability of the life cycles of our customers’ products;

•	variations in manufacturing capacity and yields, including additional costs or delays in increasing manufacturing capacity needed to support increasing customer demand;

•	utilization levels of our manufacturing capacity;

•	changes in the mix of products we sell;

•	volatility in precious metal prices;

•	variations in operating expenses;

•	impairments of our assets;

•	inventory scrap issues;

•	the long sales cycles associated with our products;

•	the timing and level of product and process development costs;

•	variations in raw material availability, quality and costs;

•	delays in new process qualification or delays in transferring processes;

•	the timing and level of nonrecurring engineering revenue and expenses relating to customer-specific products;

•	significant changes in our own inventory levels as well as our customers; and

•	litigation costs and intellectual property disputes.
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
It is critical for us to continually and quickly develop new products to meet the changing needs of these markets. If we fail to develop new products to meet our customers’ needs on a timely basis, we will not be able to effectively compete in these markets. Further, new products could be introduced by competitors that have competitive and technological advantages over our current products.
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
We typically have end customers who generate more than 10% of our revenue for a given period. For each of 2013, 2012 and 2011, Foxconn Technology Group accounted for more than 10% of our revenue. While we strive to maintain a strong relationship with our customers, our customers' product life cycles are short and they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by Foxconn Technology Group or our other customers. Any significant loss of, or a significant reduction in purchases by, this or other significant customers could have an adverse effect on our financial condition and results of operations.
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
Because portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. This excess capacity means we incur increased fixed costs relative to the revenue we generate, which has an adverse effect on our results of operations, particularly during economic downturns. If we are unable to improve utilization levels at these facilities during those times and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations. During the fourth quarter of 2013, due to changing industry demand, we reduced our overall GaAs capacity resulting in charges for severance and impairment of assets.
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
The fabrication of integrated circuits, particularly those made of GaAs, is a highly complex and precise process. Our integrated circuits are primarily manufactured on wafers made of GaAs while our SAW filters are currently manufactured primarily on LiNbO3, LiTaO3 and quartz wafers and our BAW wafers are currently manufactured on sapphire or silicon wafers. We refer to the proportion of final components that have been processed, assembled and tested relative to the gross number of components that could be constructed from the raw materials as our manufacturing yield. Compared to the manufacturing of silicon integrated circuits, GaAs technology is less mature and more difficult to design and manufacture within specifications in large volume. In addition, the more brittle nature of GaAs wafers can result in lower manufacturing yields than with silicon wafers. Further, during manufacturing, each wafer is processed to contain numerous integrated circuits or SAW/BAW filters which may also result in lower manufacturing yields. As a result, we may reject or be unable to sell a substantial percentage of wafers or the die on a given wafer because of, among other factors:

•	minute impurities;

•	difficulties in the fabrication process, such as failure of special equipment, operator error or power outages;

•	defects in the masks used to print circuits on a wafer;

•	unacceptable electrical and/or optical performance; or

•	wafer breakage.
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
Some of our manufacturing facilities and capital assets located at subcontractor manufacturing facilities are located in areas prone to natural disasters.
We have a SAW manufacturing and assembly facility located in Apopka, Florida, assembly facilities in San Jose, Costa Rica and the Philippines, and capital assets located at subcontractor manufacturing facilities in Paju, South Korea, and Zhongshan, China. Hurricanes, tropical storms, flooding, tornadoes, and other natural disasters are common events for Florida, Asia and Central America that could affect our facilities and subcontractor operations in these areas. Other natural disasters such as earthquakes, volcanic eruptions, tornadoes and flooding could also affect our facilities and subcontractor operations in California, Oregon, Texas and Asia. The following table indicates the approximate exposure we believe we have with respect to natural disasters:

Location	Type of Disaster	Approximate Percent of Total*
		Fixed Assets
Apopka, Florida	H	18%
Bend, Oregon(1)	E, V	—%
Richardson, Texas	H	46%
Paju-si, South Korea(1)	E, H	—%
Zhongshan, China	E, H	2%
Hillsboro, Oregon	E, V	25%
San Jose, Costa Rica	E, V, H	4%
San Jose, California	E	1%
Laguna Technopark, Philippines(1)	V, H	—%

______________
E—Earthquake/mudslide
V—Volcanic eruption
H—Hurricane, tornado, typhoon, and/or flooding

*Figures are based on net fixed assets as of December 31, 2013.
(1)Fixed assets at our Laguna Technopark, Philippines, Paju, South Korea and Bend, Oregon locations represent less than 1% of fixed assets.

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
The SEC recently adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These new rules and verification requirements, which apply to our activities in 2013, will impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage, and our reputation may be harmed. We are currently members of the Electronic Industry Citizenship Coalition ("EICC") and are participating in the Organisation for Economic Co-operation and Development ("OECD") pilot project for conflict minerals due diligence with the goal of creating a comprehensive, reportable and verifiable process for determining the sourcing of minerals covered under this legislation.
We expect additional countries and locations to adopt similar regulations in the future that may be more stringent than the current regulations.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act ("FCPA"), The U.K. Bribery Act of 2010 and similar worldwide anti-bribery laws.
We operate in several foreign countries. The FCPA and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. The U.K Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors. In addition, an organization that "fails to prevent bribery" by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented "adequate procedures" to prevent bribery. Practices in the local business communities of many countries outside the U.S. have a level of government corruption that is greater than that found in the developed world. Our policies mandate compliance with these anti-bribery laws and we have established policies and procedures designed to monitor compliance with these anti-bribery law requirements; however, we cannot assure that our policies and procedures will protect us from potential reckless or criminal acts committed by individual employees or agents. If we are found to be liable for anti-bribery law violations we could suffer from criminal or civil penalties or other sanctions that could have a material adverse effect on our business.
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
We could be negatively affected as a result of a threatened proxy contest and other actions of activist stockholders.
We have received notice from Starboard Value LP (together with its affiliates and related parties, “Starboard”) that it intends to nominate of a slate of directors for election at our 2014 annual shareholders meeting and to solicit proxies from stockholders in support of their nominees. Based on the information provided in a Schedule 13D amendment filed by Starboard on December 2, 2013, Starboard is the beneficial owner of 12,607,000 shares of our common stock, or approximately 7.8% of the total number of outstanding shares of our common stock. If Starboard carries through with its intention and launches a proxy contest, our business and our stock price could be adversely affected because, among other things:

•
responding to the proxy contest, including issues related to the qualifications of our Board and management, can be disruptive, costly and time-consuming, and divert the attention of our management and employees;

•
perceived uncertainties as to our future direction, including uncertainties related to our Board and management, may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel or other business partners; and

•
if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

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

We must also recruit and train employees to manufacture our products without a substantial reduction in manufacturing yields. Many other semiconductor companies are located in the communities near our facilities and it may become increasingly difficult for us to attract and retain key personnel. The competition for key employees is intense, and the loss of key employees could negatively affect our business.
Our business may be harmed if we fail to protect our proprietary technology.
We rely on a combination of patents, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We cannot be certain that patents will be issued from any of our pending applications or that patents will be issued in all countries where our products can be sold. Further, we cannot be certain that any claims allowed from pending applications will be of sufficient scope or strength to provide meaningful protection from or any commercial advantage over, our competitors. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do U.S. laws, increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.
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
Portions of our information technology infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systemic failures, systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could adversely affect, our financial results, stock price and reputation.
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
A number of our employees and operations are located in countries other than the U.S. We also employ contractors in other countries to perform certain packaging and test operations for us. The laws and operating conditions of these countries may differ substantially from that of the U.S. As a result of having a significant amount of sales outside of the U.S., we face inherent risks from these operations, including:

•	imposition of restrictive government actions, including controls, expropriations and interventions;

•	currency exchange rate fluctuations;

•	ability to repatriate cash from our foreign subsidiaries;

•	longer payment cycles and difficulties related to the collection of receivables from international customers;

•	reduced protection for intellectual property rights in some countries;

•	unfavorable tax laws;

•	difficulty obtaining distribution and support;

•	political instability;

•	tariffs and other trade barriers;

•	labor shortages and disputes;

•	financial institution failure;

•	widespread illness, acts of terrorism or war;

•	disruption of production processes;

•	power interruptions;

•	interruption of freight channels and delivery schedules; and

•	fraud.
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
We are subject to taxation in many different countries and localities worldwide. In some jurisdictions, we have employed specific business strategies to minimize our tax exposure. To the extent the tax laws and regulations in these various countries and localities could change, our tax liability in general could increase or our tax saving strategies could be threatened. Such changes could have an adverse effect on our operations and financial results. For example, our subsidiary in Costa Rica receives a tax holiday that is expected to be effective through March 2017. We received a 100% exemption from Costa Rican income taxes for 2013. The Costa Rican government continues to review its policy on granting tax exemptions to companies located in free trade zones and it may change our tax status or minimize our benefit at any time. Any adverse change in the tax structure for our Costa Rican subsidiary by the Costa Rican government would have a negative effect on our net income. In addition, we were granted a holiday on our operations in Singapore that will expire in December 2019. Changes in the status of this tax holiday could have a negative effect on our net income in future year.
The U.S. Internal Revenue Service and several foreign tax authorities also could assert additional taxes associated with our foreign subsidiaries’ activities.
Our stock is subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.
The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of semiconductor companies have been especially volatile. The market price of our common stock may experience significant fluctuations in the future. For example, our common stock price has fluctuated from a high of $8.98 to a low of $4.31 for the 52 weeks ended December 31, 2013. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and, in response, the market price of our common stock could decrease significantly. Further, high stock price volatility could result in higher stock-based compensation expense.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

Location	Purpose	Approximate Building Size in Square Feet	Approximate Land in Acres	Leased or Owned
Hillsboro, Oregon	Headquarters, administration, test, technical, wafer fabrication and engineering	260,000	50	Owned
Richardson, Texas	Wafer fabrication, engineering, administration, test and technical	540,000	38	Owned
Apopka, Florida	Wafer fabrication, engineering, administration, test and technical	119,000	16	Owned
San Jose, Costa Rica	Test, assembly and administration	62,700	2	Owned
San Jose, California	Engineering, test and technical	51,500	—	Leased
Bend, Oregon	Wafer fabrication, engineering, administration, test and technical	14,100	—	Leased
Laguna Technopark, Philippines	Administration, test and assembly	9,000	—	Leased
Santa Rosa, California	Engineering, administration and test	14,050	—	Leased
Munich, Germany	Engineering and marketing	21,050	—	Leased
Taipei, Taiwan	Engineering and marketing	2,600	—	Leased
Seoul, Korea	Engineering and marketing	13,550	—	Leased
Chelmsford, Massachusetts	Engineering	14,100	—	Leased
High Point, North Carolina	Engineering	7,250	—	Leased
Los Gatos, California	Engineering and marketing	4,100	—	Leased
Changi Business Park Crescent, Singapore	Engineering, administration and marketing	4,400	—	Leased
Yongda International Tower, Shanghai, China	Engineering and marketing	5,850	—	Leased
Newbury Park, California	Engineering	21,760	—	Leased
Tokyo, Japan	Engineering and marketing	2,000	—	Leased
Various field offices each less than 1,000 sq ft

We believe these properties are suitable for our current operations.

Item 3.	Legal Proceedings

From time to time we are involved in litigation, certain other claims and arbitration matters arising in the ordinary course of our business. We do not believe the ultimate resolution of any such pending proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NASDAQ Stock Market under the symbol “TQNT”. As of February 18, 2014, there were 163,762,526 shares of common stock outstanding held by approximately 401 stockholders of record. Many stockholders hold their shares in street name. We believe that there are approximately 62,000 beneficial owners of our common stock. The following table sets forth the high and low sale price per share of our common stock for the periods indicated as reported on the NASDAQ Stock Market:

	Year ended December 31,
	2013		2012
Period	High	Low	High	Low
First Quarter	$5.54	$4.31	$7.26	$4.75
Second Quarter	$7.29	$4.72	$6.92	$4.56
Third Quarter	$8.49	$6.72	$6.10	$4.80
Fourth Quarter	$8.98	$6.80	$5.50	$4.30
We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors deem relevant. The closing price of our common stock on the NASDAQ Stock Market on February 18, 2014 was $9.33 per share.

Issuer Purchase of Equity Securities
On May 14, 2013, our Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $75.0 million of our outstanding common stock. During 2013, we repurchased 7,670,100 shares of our stock at an average cost per share of $6.65. The following schedule summarizes the purchases we made of our common stock from May 1, 2013 to December 31, 2013 (in millions except per share data):

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar amount of shares that may yet be purchased under the plan
May 1 to May 31	6.6	$6.60	6.6	$31.6
June 1 to June 30	1.1	$7.09	1.1	$23.9
July 1 to December 31	—	—	—	$23.9

In addition, on January 30, 2014, our Board of Directors authorized an increase in the stock repurchase program from the then-remaining balance of $23.9 million to $75 million. Under the program, repurchases of our outstanding common stock may be made in the open market at the discretion of management.
Stock Price Performance Graph
The following stock performance graph compares the performance of our common stock to the NASDAQ U.S. Index and to our peer group index, SIC Code 3674—Semiconductors and Related Devices. The graph assumes that the initial value of the investments was $100 at the close of business on December 31, 2008 and that all dividends were reinvested. Performance is provided as of the close of business on the last day of the last five calendar years.

	2008	2009	2010	2011	2012	2013
TriQuint Semiconductor, Inc.	$100.00	$174.42	$339.83	$141.57	$140.41	$242.44
NASDAQ U.S. Index	$100.00	$145.34	$171.70	$170.34	$200.57	$281.14
Peer Group	$100.00	$162.11	$184.88	$166.35	$165.35	$258.39
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

Item 6.    Selected Financial Data
The following statements of operations data and balance sheet data for the five years ended December 31, 2013 were derived from our audited consolidated financial statements. Audited consolidated balance sheets at December 31, 2013 and 2012 and the related audited consolidated statements of operations and of cash flows for each of the three years in the period ended December 31, 2013 and notes thereto appear elsewhere in this Annual Report on Form 10-K. Audited consolidated balance sheets at December 31, 2011, 2010 and 2009 and consolidated statements of operations for the years ended December 2010 and 2009 are not included elsewhere in this Annual Report on Form 10-K.
This data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	Year ended December 31,
	2013	2012	2011	2010	2009
Statements of Operations Data:
Revenue	$892,879	$829,174	$896,083	$878,703	$654,301
Cost of goods sold	635,194	591,578	574,152	527,865	445,721
Gross profit	257,685	237,596	321,931	350,838	208,580
Research, development and engineering	189,967	160,483	146,902	129,248	109,445
Selling, general and administrative	108,410	106,642	96,779	96,090	78,399
Litigation expense	—	7,547	19,224	9,360	1,159
Settlement of lawsuit	—	—	—	—	2,950
(Loss) income from operations	$(40,692)	$(37,076)	$59,026	$116,140	$16,627
Interest expense, net	(4,369)	(1,871)	(1,274)	(739)	(176)
Recovery (impairment) of investments in other companies	421	6,957	1,363	1,340	(116)
Other, net	(426)	116	(143)	(212)	315
(Loss) income before income tax	(45,066)	(31,874)	58,972	116,529	16,650
Income tax (benefit) expense	(7,058)	(5,705)	10,822	(74,308)	405
Net (loss) income	$(38,008)	$(26,169)	$48,150	$190,837	$16,245
(Loss) earnings per common share data:
Basic—
Net (loss) income	$(0.24)	$(0.16)	$0.29	$1.22	$0.11
Diluted—
Net (loss) income	$(0.24)	$(0.16)	$0.28	$1.17	$0.11
Common equivalent shares:
Basic	159,349	164,366	164,256	155,870	149,759
Diluted	159,349	164,366	172,510	163,486	152,326

	As of December 31,
(in thousands)	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$79,026	$138,958	$162,311	$223,656	$153,935
Accounts receivable, net	$177,114	$132,729	$129,103	$138,989	$88,090
Inventories	$159,488	$138,246	$151,577	$101,457	$89,964
Total assets	$1,033,257	$1,053,678	$1,055,268	$978,102	$680,041
Working capital	$373,884	$366,009	$391,423	$419,224	$275,463
Long-term liabilities	$30,596	$18,687	$11,748	$16,836	$20,156
Total stockholders’ equity	$894,553	$908,399	$937,288	$834,019	$577,162

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We provide our customers with high-performance, low-cost RF solutions in the mobile devices, networks, and defense & aerospace end markets. Our mission is to deliver RF solutions that improve performance and lower the overall cost of our customers' applications and we accomplish this through a diversified product portfolio within these markets. In the mobile devices end market, we provide high performance devices such as integrated modules, duplexers and other filters, small signal components, power amplifiers and switches. In the networks infrastructure end market, we are a supplier of an extensive portfolio of GaAs microwave monolithic integrated circuits and transistors and SAW and BAW filter components. We provide the defense & aerospace end market with phased-array radar, communications and electronic warfare components and have been recognized as a leader in GaN development.
We have invested in high value product lines to support the growing LTE market. During 2013, we experienced a favorable mix of product sales largely driven by increased demand for BAW filter components. In response to an overall market shift towards discrete filters we have taken steps to appropriately align our resources. During the fourth quarter of 2013, we incurred restructuring, impairment and other charges related to the disposal of assets, totaling $27.1 million, in relation to actions taken to reduce GaAs capacity and associated costs. As a result, our gross margin slightly increased to 28.9% in 2013 from 28.7% in 2012.
We experienced an overall increase in revenue of 8% for 2013 compared to 2012, following a 7% overall revenue decline in 2012 compared to 2011.
Mobile devices represents the largest of our three major end markets. Revenue from the sales of our products in the mobile devices end market for 2013 increased 10% compared to 2012. The increase was primarily attributed to increased sales of our higher value products such as BAW, TC-SAW, MMPA's and integrated PA/duplexer modules. Demand for these products has increased due to growing LTE capabilities.
Revenue from sales of our products in the networks infrastructure end market decreased 4% for 2013 compared to 2012. This decrease was primarily due to discontinuation of the sale of non-strategic foundry products, partially offset by an increase in demand for our base station products largely driven by the launch of TD-LTE in China.
Revenue from sales of our products in the defense & aerospace end market increased 15% in 2013 compared to 2012 primarily due to the release of new products to support this market.
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
Our most critical accounting estimates include revenue recognition; valuation of inventory, which affects gross margin; accounting for income taxes; impairments of long-lived assets; precious metals reclaim, which affects cost of goods sold and stock-based compensation, which affects cost of goods sold and operating expenses. We also have other policies that we consider to be key accounting policies, such as the valuation of accounts receivable and reserves for sales returns and allowances. However, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.
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

Revenue from our distributors is recognized when the product is sold to the distributors. Sales to our distributors were between 9% and 12% of our total revenue for 2013, 2012 and 2011. Our distributor agreements provide selling prices that are fixed at the date of sale, although in certain circumstances we offer specific price protection credits of a fixed duration and for which we reserve when offered. Further, the distributor’s payment obligation is not contingent on reselling the product. The distributors take title to the product and bear the risks of ownership, the sales to distributors have economic substance and we can reasonably estimate the amount of future returns. We reduce revenue and record reserves for product returns and allowances for price protection and stock rotation based on historical experience or specific identification depending on the contractual terms of the arrangement. We have visibility into the distributors' inventory levels and qualifying sales, and are, therefore, able to reasonably estimate the revenue reserves. The revenue reserves have remained relatively consistent as a percentage of revenue.
We receive periodic reports from customers who utilize inventory hubs and recognize revenue when customers acknowledge they have pulled inventory from our hub, which is the point at which title to the product passes to the customer.
Revenue from non-recurring engineering fees is recorded when the service is completed. Revenue from cost plus contracts is recognized as costs are incurred.
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
We follow the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between tax and financial reporting. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We use the with-and-without approach, disregarding indirect tax impacts, for determining the period in which tax benefits for excess share-based deductions are recognized. Net operating losses from prior years reduced federal and state income tax obligations to the extent that we did not have significant income taxes payable at December 31, 2013 or December 31, 2012.

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
We continue to maintain a valuation allowance against a portion of U.S., state and foreign deferred tax assets, as we do not believe it is more likely than not that these will be realized in future periods. Specifically, the statute of limitations may expire before certain state net operating loss and credit carryforwards are utilized.
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
As of December 31, 2013, we were not under audit by any income tax authorities. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the tax authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the tax jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. We believe that an appropriate estimated liability has been established for potential exposures.
Our net unrecognized tax benefits are recorded as a liability, as well as offsetting amounts to our deferred tax assets, in the consolidated balance sheets. To the extent interest and penalties would be assessed by taxing authorities of any underpayment of income taxes, such amounts are accrued and classified as a component of income tax expense on the consolidated statement of operations. Realization of the unrecognized tax benefits results in a favorable impact to the effective tax rate.
No provision has been made for the U.S., state or additional foreign income taxes related to approximately $70.5 million of undistributed earnings of foreign subsidiaries which have been permanently reinvested outside the U.S. except existing earnings that have been previously taxed. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested outside the U.S. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to U.S. federal and state income taxes and foreign withholding taxes.
Stock-Based Compensation
The table below summarizes the stock-based compensation expense for 2013, 2012 and 2011, included in our consolidated statements of income (in millions):

	Year ended December 31,
	2013	2012	2011
Cost of goods sold	$8.5	$9.0	$6.9
Operating expenses:
Research, development and engineering	10.6	9.3	8.5
Selling, general and administrative	10.4	10.9	9.7
Stock-based compensation expense included in operating expenses	21.0	20.2	18.2
Total stock-based compensation expense included in income from operations	$29.5	$29.2	$25.1

We estimate the fair value of option awards on the date of grant using the Black-Scholes option pricing model which requires a number of assumptions, including the expected lives of stock options, the volatility of the public market price for our common stock and interest rates. The determination of fair value of restricted stock units ("RSUs") is based on the value of the Company's stock on the date of grant. The fair value of market based restricted stock units ("MSUs") is determined using a Monte Carlo simulation model which is affected by assumptions regarding subjective and complex variables determined at the grant date based on the target number of awards ultimately expected to be awarded. The number of shares of common stock to be awarded will range from zero to 150 percent of the target number of stock units based on the Company's total stockholder return (“TSR”) relative to the performance of companies in the SPDR S&P Semiconductor Index ("SPDR") for the applicable measurement period. The value of all stock-based payment awards is recognized as stock-based compensation expense on a straight line basis over the award's vesting schedule.
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
During the fourth quarter of 2013, we recorded impairment charges of $22,450 associated with management's plans to dispose of assets in connection with a reduction of GaAs capacity. The fair value of the impacted assets was determine using available market prices. The Company did not record an impairment charge on its long-lived assets for either of the years ended December 31, 2012 or 2011.

Results of Operations
The following discussion and analysis of operations addresses continuing operations only, unless otherwise noted. The table below sets forth the results of our operations expressed as a percentage of revenue. These historical operating results are not necessarily indicative of the results for any future period.

	Year ended December 31,
	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	71.1	71.3	64.1
Gross profit	28.9	28.7	35.9
Operating expenses:
Research, development and engineering	21.3	19.4	16.4
Selling, general and administrative	12.2	12.9	10.8
Litigation expense	—	0.9	2.1
Total operating expenses	33.5	33.2	29.3
(Loss) income from operations	(4.6)	(4.5)	6.6
Other (expense) income :
Interest income	0.0	0.1	0.0
Interest expense	(0.5)	(0.2)	(0.2)
Recovery of investments in other companies	—	0.8	0.2
Other, net	0.0	0.0	0.0
Total other (expense) income, net	(0.5)	0.7	0.0
(Loss) income from continuing operations, before income tax	(5.1)	(3.8)	6.6
Income tax (benefit) expense	(0.8)	(0.6)	1.2
Net (loss) income	(4.3)%	(3.2)%	5.4%

Years ended December 31, 2013 and 2012
Revenue
Revenue increased $63.7 million, or 8%, in 2013, compared to 2012.
Revenue by end market for 2013 and 2012, was as follows:

	Year ended December 31,
(in millions)	2013	2012
Mobile devices	$594.2	$538.3
Networks Infrastructure	185.9	192.7
Defense & aerospace	112.8	98.2
	$892.9	$829.2
Mobile Devices
Revenue from sales of our products in the mobile devices end market increased approximately 10% in 2013 compared to 2012. Revenue from the sales of our products in the three primary submarkets of the mobile devices end market was as follows:

(in millions)	Year ended December 31,
	2013	2012
3G/4G	$468.9	$424.0
2G	12.5	21.7
Connectivity	112.8	92.6
Total	$594.2	$538.3

3G/4G revenue increased primarily as a result of increased sales to our largest customer. 2G revenue declined as we shifted focus away from this product area in support of 3G/4G capabilities. Revenue from the sales of our connectivity products increased as a result of an increased demand for WLAN products.
Networks
Revenue from the sales of our products in the networks infrastructure end market decreased approximately 4% for 2013 compared to 2012. The decrease was primarily due to a decrease in revenue in the transport submarket, driven largely by the weak growth in demand for our optical products. Revenue from the sales of our base station products increased as a result of LTE expansion in North America and China. Revenue from the sales of our products in the three primary submarkets of the networks infrastructure end market was as follows:

(in millions)	Year ended December 31,
	2013	2012
Base Station	$69.5	$65.2
Transport	85.0	97.1
Multi-market	31.4	30.4
Total	$185.9	$192.7

Defense & Aerospace
Revenue from the sales of our products in the defense & aerospace end market increased approximately 15% in 2013 compared to 2012. The increase was primarily the result of a 19% increase in the sales of our radar products due to the release and shipment of new products.
Significant Customers
Foxconn Technology Group accounted for 33% and 31% of our revenue for the years ended December 31, 2013 and 2012, respectively. While we strive to maintain a strong relationship with our customers, our customers' product life cycles are short as they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by Foxconn Technology Group or our other customers. Any significant loss of, or a significant reduction in purchases by this, or other significant customers, could have an adverse effect on our financial condition and results of operations.
Some of our mobile devices end customers use multiple subcontractors for product assembly and test and some of those subcontractors have multiple customers. Therefore, revenues from our customers may not necessarily equal the business of a single mobile devices end customer.
Domestic and International Revenue
Revenue from sales to our domestic customers was approximately $163.4 million in 2013, compared to approximately $201.2 million in 2012. Revenue from sales to our international customers was approximately $729.5 million in 2013, compared to approximately $628.0 million in 2012. As a percentage of total revenue, revenue from sales to our international customers was 82% in 2013, compared to 76% in 2012. Revenue from sales to our international customers increased primarily as a result of increased demand from Foxconn Technology Group which is included as an international customer.
Gross Profit
Our gross profit margin as a percentage of total revenue increased to 28.9% in 2013, compared to 28.7% from 2012. The increase in gross profit was primarily the result of a more favorable mix of product sales in 2013 compared to 2012, largely driven by increased demand for BAW filter components, partially offset by restructuring, impairment and other charges incurred during the fourth quarter of 2013 in relation to actions taken to reduce GaAs capacity and associated costs.

Research, development and engineering expenses
Our research, development and engineering expenses in 2013 increased $29.5 million, or 18%, from 2012. The increase was primarily the result of increased spending on material to develop new products, as well as an increase in employee salary and benefit costs due to higher headcount.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $1.8 million, or 2%, in 2013 compared to 2012. The increase in selling, general and administrative expenses primarily resulted from an increase in employee salary and benefit costs due to higher headcount in 2013 compared to 2012.
Other (expense) income , net
Other expense, net for 2013 was $4.4 million compared to other income, net of $5.2 million for 2012. The fluctuation in other income (expense), net was primarily due to a $0.4 million gain/recovery on the sale of a previously impaired investment in 2013 compared to $7.0 million in 2012, and accretion of our earnout payment and cross-licensing liabilities.
Income tax (benefit) expense
In 2013, we recorded an income tax benefit of $7.1 million, compared to income tax benefit of $5.7 million in 2012. The 2013 tax benefit was primarily associated with the recognition of R&D tax credits in 2013 for both 2012 and 2013 fiscal years, attributed to the American Taxpayer's Relief Act of 2012, which was extended retroactively on January 2, 2013. The 2012 benefit was primarily associated with our pre-tax loss offset by an accrual for unrecognized tax benefits and the recognition of additional valuation allowance.

Years ended December 31, 2012 and 2011
Revenue
Revenue decreased $66.9 million, or 7%, to $829.2 million in 2012, compared to $896.1 million in 2011.
Revenue by end market for 2012 and 2011 was as follows:

	Year ended December 31,
(in millions)	2012	2011
Mobile Devices	$538.3	$634.5
Networks Infrastructure	192.7	178.4
Defense & Aerospace	98.2	83.2
	$829.2	$896.1
Mobile Devices
Revenue from sales of our products in the mobile devices end market decreased 15% in 2012 compared to 2011. Revenue from the sales of our products in the three primary submarkets of the mobile devices end market was as follows:

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
Networks Infrastructure

Revenue from sales of our products in the networks infrastructure end market increased approximately 8% in 2012, compared to 2011. The increase was primarily due to an increase in revenue in the transport submarket, driven largely by the strong growth in demand for our optical products. Sales performance of our optical products benefited from the increasing need for faster data transfer rates and the evolution to 40 and 100 Gb/s standards. Revenue from the sales of our base station products increased as a result of LTE expansion in North America and China. Revenue from the sales of our products in the three primary submarkets of the networks infrastructure end market was as follows:

(in millions)	Year ended December 31,
	2012	2011
Base Station	$65.2	$60.3
Transport	97.1	89.3
Multi-market	30.4	28.8
Total	$192.7	$178.4
Defense & Aerospace
Revenue from sales of our products in the defense and aerospace end market increased approximately 18% in 2012, compared to 2011. The increase was primarily the result of 29% and 25% increases in the sales of our radar and communications products, respectively, due to the release and shipment of new products, specifically with one of our largest defense & aerospace customers.
Significant Customers
Foxconn Technology Group accounted for 31% and 35% of our revenue for the years ended December 31, 2012, and 2011, respectively.
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
Selling, general and administrative expenses
Selling, general and administrative expenses in 2012 increased $9.9 million, or 10%, compared to 2011. The increase in selling, general and administrative expenses primarily resulted from more medical claims submitted under our self-insurance program and an increase in employee salary and benefit costs due to higher headcount.
Litigation expense
Litigation expense in 2012 decreased $11.7 million, or 61%, compared to 2011 as a result of settling the Avago litigation in May 2012.
Other income (expense), net
Other income (expense), net in 2012 was $5.2 million compared to other income, net of $0.1 million in 2011. The fluctuation in other income (expense), net was primarily due to the $7.0 million gain/recovery on the sale of a previously impaired investment in 2012.

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
Liquidity and Capital Resources
As of December 31, 2013, our cash, cash equivalents and marketable securities decreased $59.9 million, or 43% from December 31, 2012, primarily driven by:

•	Capital expenditures of $87.0 million during 2013, which excludes the timing effect of capital expenditure payments in prepaid expenses and accounts payable of $8.0 million;

•	The repurchase of approximately 7.7 million shares of our common stock for $51.1 million;

•
An increase in our accounts receivable balance of $44.4 million, or 33%, primarily due to increased shipments during the fourth quarter of 2013 compared to 2012, and an increase in days sales outstanding to 60.2 during the fourth quarter of 2013 compared to 51.7 during the fourth quarter of 2012;

•
An increase in our inventory balance of $21.2 million, or 15%, primarily due to an overall increase in production during the fourth quarter of 2013 to fulfill filter demand during the first quarter of 2014;

•
A decrease in current and long term liabilities of $6.6 million, or 5%, primarily related to an decrease in accounts payable attributed to reduced purchasing activity during the last two weeks of 2013 compared to 2012, and a decrease in our earnout and milestone payment liability; and

•
Proceeds from the subscription/issuance of common stock of $36.7 million primarily attributed to share based payment awards exercised by employees and shares purchased under our employee stock purchase plan.

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
At December 31, 2013 and 2012, there were no amounts outstanding under the Agreement. During the year ended December 31, 2013 the average outstanding balance under the Agreement was $5.2 million, and interest cost of $0.2 million was incurred on borrowings. Since there were no borrowings under the Agreement during the year ended December 31, 2012, no interest cost was incurred on borrowings during 2012.
Sources of Liquidity
Our current cash, cash equivalent and short-term investment balances, together with cash anticipated to be generated from operations and the balance available on our $200.0 million syndicated credit facility, constitute our principal sources of liquidity. We believe these sources will satisfy our projected expenditures through the next twelve months. We intend to permanently reinvest all foreign earnings except for liquidated foreign entities and existing earnings that have been previously taxed. As of December 31, 2013, cash and cash equivalents held by our foreign entities amounted to $41.7 million. Management intends to utilize this balance to satisfy intercompany trade activity, which is entered into through the normal course of business and not subject to additional U.S. income taxes or foreign withholding taxes, between our foreign entities and the U.S. company. At this time, we believe our domestic funds, along with the syndicated credit facility, are sufficient to meet our net domestic cash requirements for the next twelve months. The principal risks to these sources of liquidity are lower than expected earnings or capital expenditures in excess of our expectations, in which case we may be required to finance any shortfall through additional equity offerings, debt financing or credit facilities. We may not be able to obtain additional financing or credit facilities, or if these funds are available, they may not be available on satisfactory terms.
We continue to invest in expanding capacity, specifically for high performance filters and are expecting capital expenditures of approximately $65 million in 2014, depending upon business needs.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, except for operating leases for various facilities as of December 31, 2013 and December 31, 2012. Total rent expense was $4.1 million, $4.0 million and $3.6 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.
Contractual Obligations
The following table summarizes our scheduled contractual commitments as of December 31, 2013 that will affect our future liquidity (in millions):

		Payments Due By Period
(in millions)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating Leases(1)	$19.0	$4.0	$6.6	$4.8	$3.6
Deferred Compensation(2)	6.6	—	—	—	6.6
Cross-licensing liability(3)	21.0	3.0	4.8	4.8	8.4
Sabbatical(4)	7.5	2.6	4.1	0.8	—
Earnout and milestone payment liability(5)	4.9	0.5	2.8	1.6	—
Other Obligations(6)	4.1	0.4	0.2	0.3	3.2
Total	$63.1	$10.5	$18.5	$12.3	$21.8
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

(5)	The balance represents the expected earnout and milestone payments related to acquisitions

(6)
The balance represents the estimated pension liability payable to the employees of our German subsidiary and the estimated obligation related to a lease agreement for assembly and test services in the Philippines. The pension liability becomes payable when the covered employees reach the age of 60 or 65. The liability was acquired through our purchase of the GaAs business of Infineon in 2002. We elected to secure the liability through a reinsurance program supported by us. We have included the reinsurance receivables of $3.9 million in the “Other noncurrent assets, net” line item on our consolidated balance sheets and our obligation to deliver the pension obligation in the “Other long-term liabilities” line item on our consolidated balance sheets.

As of December 31, 2013, we had approximately $2.1 million of net tax liabilities, which are included as “Long term income tax liability” in our consolidated balance sheets. We do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. Further, we are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
Cash Equivalents
Our investments in cash equivalents, which are held at fair value, are classified as available-for-sale securities and consist primarily of highly rated money market funds, in accordance with an investment policy approved by our Board of Directors. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe that our results of operations would be materially affected by an immediate 10% change in interest rates.

The following table shows the fair values of our investments as of December 31, 2013 (in millions):

	Cost	Fair Value
Cash and cash equivalents	$79.0	$79.0
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
Our consolidated financial statements at December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013, together with the report of our independent registered public accounting firm, are included in this Annual Report on Form 10-K on pages F-1 through F-30.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management has determined that there were no changes to our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

We have adopted the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework (1992) to evaluate the effectiveness of our internal control over financial reporting. Management’s evaluation of the results of testing included consideration of susceptibility to loss or fraud, subjectivity, complexity, the extent of judgment, the amount and volume of transactions exposed to control deficiencies, the existence of mitigating controls, the cause of detected exceptions, how the exception was detected, the pervasiveness of the exception, the significance of the deviation from policy, and the frequency of exceptions relative to the frequency of operation.
As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting, and concluded that our internal control over financial reporting was effective. There were no material weaknesses in our internal control over financial reporting that have been identified by management. Our independent registered public accounting firm,

KPMG LLP, has issued an audit report on internal control over financial reporting. Their report on our internal control over financial reporting is included on page F-2 in this Annual Report on Form 10-K.

Item 9B.	Other Information
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers
The biographical information concerning our executive officers, including their ages as of February 21, 2014, is set forth below:

Name	Age	Current Position(s) with Company	Position Held Since
Ralph G. Quinsey	58	President, Chief Executive Officer and Director	2002
Steven J. Buhaly	57	Chief Financial Officer	2007
Deborah Burke	59	Vice President, Human Resources	2007
James L. Klein	49	Vice President, Infrastructure & Defense Products	2011
Todd A. DeBonis	49	Vice President, Worldwide Sales, Strategic Development and Customer Service	2006
Timothy A. Dunn	52	Vice President, Mobile Devices	2006
Steven R. Grant	54	Vice President, Worldwide Operations	2008
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
Additional information required by this item will be included in our definitive Proxy Statement under the captions Report of the Audit Committee, Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance and Other Matters, to be filed with the Commission within 120 days after the conclusion of the fiscal year ended December 31, 2013 pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

Item 11.	Executive Compensation
Information required by Item 11 will be included in our definitive Proxy Statement under the captions Executive Compensation, Director Compensation, Compensation Committee Interlocks and Insider Participation and Compensation Committee Report, to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2013 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be included under the captions Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2013 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included under the captions Certain Relationships and Related Transactions and Corporate Governance and Other Matters contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of the year ended December 31, 2013 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information required by this item is included under the caption Ratify Independent Registered Public Accounting Firm contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our fiscal year ended December 31, 2013 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm;
Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2013, 2012 and 2011;
Consolidated Balance Sheets at December 31, 2013 and 2012;
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011;
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and
Notes to Consolidated Financial Statements.
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

4.1
Preferred Shares Rights Agreement, dated as of June 30, 1998 between Registrant and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-A as declared effective by the SEC on July 24, 1998, as amended and restated by the Amended and Restated Rights Agreement, dated as of June 23, 2008, by and between TriQuint Semiconductor, Inc. and American Stock Trust & Transfer Company, LLC, as Rights Agent (as assignee of Mellon Investor Services LLC) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 24, 2008), as amended and terminated dated as of March 12, 2010 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on March 15, 2010).

10.18+
1996 Stock Incentive Program and forms of agreement thereunder, as amended effective March 2008 incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 11, 2008.

10.19
Form of Indemnification Agreement executed by Registrant and its officers and directors pursuant to Delaware reincorporation, incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form 8-B12G as declared effective by the SEC on February 18, 1997.

10.2+
Automatic Stock Option Grant Program for eligible directors under the TriQuint Semiconductor, Inc. 2012 Incentive Plan incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed with the SEC on August 8, 2012.

10.22+
1998 Nonstatutory Stock Option Plan, as amended and restated effective July 2003, incorporated herein by reference to the corresponding exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed with the SEC on November 4, 2003.

10.4+
Form of Nonqualified Stock Option Grant Notice and Nonqualified Stock Option Agreement under the TriQuint Semiconductor Corporation 2009 Incentive Plan, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 2, 2011 filed with the SEC on August 4, 2011.

10.40*
Amended Sale and Transfer Agreement between Infineon Technologies AG, Infineon Technologies North America Corp., Registrant and TriQuint Semiconductor GmbH dated as of April 29, 2002, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2002.

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

10.48*
Purchase and Sale Agreement between TriQuint Optoelectronics, Inc., as Seller, and Anthem Partners, LLC, as Purchaser, dated as of March 7, 2005, incorporated herein by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 15, 2005.

10.49
Asset Purchase Agreement by and between Registrant, as Seller, and CyOptics, Inc., as Buyer, dated as of April 14, 2005, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed with the SEC on May 11, 2005.

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

Table of Contents

Exhibit No.	Description
10.56+
TriQuint Semiconductor, Inc. Change in Control Policy, adopted November 8, 2007 as amended on March 4, 2008, incorporated herein by reference to Exhibit 10.1 to the Registrant Current Report on Form 8-K filed with the SEC on March 10, 2008.

10.58+
Employment Agreement dated as of May 30, 2008 by and between TriQuint Semiconductor, Inc. and Steven R. Grant, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 26, 2008.

10.59
Credit Agreement, dated as of September 30, 2010 by and between TriQuint Semiconductor, Inc, the domestic subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Union Bank, N.A., and Wells Fargo Bank, National Association, as Co-Documentation Agents, Bank of the West, BBVA Compass Bank and US Bank as lenders, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 4, 2010.

10.60+
TriQuint Semiconductor, Inc. 2008 Inducement Award Program, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on August 7, 2013.

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

10.62
Letter dated August 24, 2011 regarding extension of Credit Agreement dated September 30, 2010 by and among TriQuint Semiconductor, Inc, the domestic subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Union Bank, and Wells Fargo Bank, National Association, as Co-Documentation Agents, Bank of the West, BBVA Compass Bank and US Bank, as lenders incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 1, 2011 filed with the SEC on November 3, 2011.

10.63+
TriQuint Semiconductor, Inc. 2013 Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A for the 2013 Annual Meeting of Stockholders, filed with the SEC on April 1, 2013).

10.1+
Automatic Stock Option Grant Program for eligible directors under the TriQuint Semiconductor 2013 Incentive Plan.incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 29, 2013 filed with the SEC on August 7, 2013.

21.1±	Subsidiaries of the Registrant
23.1±	Consent of Independent Registered Public Accounting Firm
31.1±	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2±	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1±	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002
101.INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 ______________
* Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

± Included in this Report

+	Management contract or compensatory plan

39

Table of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.
Dated: February 21, 2014	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: February 21, 2014	By:	/s/ STEVEN J. BUHALY
Steven J. Buhaly Vice President of Finance and Administration, Secretary and Chief Financial Officer

40

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

Signature	Title	Date
/S/ RALPH G. QUINSEY	President and Chief Executive Officer (Principal Executive Officer)	February 21, 2014
Ralph G. Quinsey

/S/ STEVEN J. BUHALY	Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2014
Steven J. Buhaly

/S/ STEVEN J. SHARP	Chairman of the Board	February 21, 2014
Steven J. Sharp

/S/ CHARLES SCOTT GIBSON	Director	February 21, 2014
Charles Scott Gibson

/S/ DAVID H.Y. HO	Director	February 21, 2014
David H.Y. Ho

/S/ NICOLAS KAUSER	Director	February 21, 2014
Nicolas Kauser

/S/ WALDEN C. RHINES	Director	February 21, 2014
Walden C. Rhines

/S/ WILLIS C. YOUNG	Director	February 21, 2014
Willis C. Young

/S/ ROD NELSON	Director	February 21, 2014
Rod Nelson

TRIQUINT SEMICONDUCTOR, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
TriQuint Semiconductor, Inc.:

We have audited the accompanying consolidated balance sheets of TriQuint Semiconductor, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

KPMG LLP
Portland, Oregon
February 21, 2014

TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Revenue	$892,879	$829,174	$896,083
Cost of goods sold	635,194	591,578	574,152
Gross profit	257,685	237,596	321,931
Operating expenses:
Research, development and engineering	189,967	160,483	146,902
Selling, general and administrative	108,410	106,642	96,779
Litigation expense	—	7,547	19,224
Total operating expenses	298,377	274,672	262,905
(Loss) income from operations	(40,692)	(37,076)	59,026
Other (expense) income:
Interest income	107	241	293
Interest expense	(4,476)	(2,112)	(1,567)
Recovery of investments in other companies	421	6,957	1,363
Other, net	(426)	116	(143)
Total other (expense) income, net	(4,374)	5,202	(54)
(Loss) income before income tax	(45,066)	(31,874)	58,972
Income tax (benefit) expense	(7,058)	(5,705)	10,822
Net (loss) income	$(38,008)	$(26,169)	$48,150
Net (loss) income per common share:
Basic	$(0.24)	$(0.16)	$0.29
Diluted	$(0.24)	$(0.16)	$0.28
Common equivalent shares:
Basic	159,349	164,366	164,256
Diluted	159,349	164,366	172,510
Other comprehensive income (loss):
Changes in unrealized gain (loss) on available for sale investments	3	(3)	—
Changes in unrealized gain (loss) on pension obligations	458	(503)	(340)
Comprehensive (loss) income	$(37,547)	$(26,675)	$47,810

See accompanying notes to the consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$79,026	$116,653
Investments in marketable securities	—	22,305
Accounts receivable, net	177,114	132,729
Inventories	159,488	138,246
Prepaid expenses	13,617	8,938
Deferred tax assets, net	12,787	12,530
Other current assets	39,960	48,382
Total current assets	481,992	479,783
Property, plant and equipment, net	420,363	448,741
Goodwill	13,519	4,391
Intangible assets, net	23,510	23,163
Deferred tax assets - noncurrent, net	61,554	57,185
Other noncurrent assets, net	32,319	40,415
Total assets	$1,033,257	$1,053,678
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,472	$65,388
Accrued payroll	39,743	33,254
Other accrued liabilities	15,893	15,132
Total current liabilities	108,108	113,774
Long-term liabilities:
Long-term income tax liability	2,062	2,809
Cross-licensing liability	11,752	12,818
Other long-term liabilities	16,782	15,878
Total liabilities	138,704	145,279
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 600,000 shares authorized, 161,774 and 160,611 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	162	161
Additional paid-in capital	699,903	676,203
Accumulated other comprehensive income (loss)	95	(366)
Retained earnings	194,393	232,401
Total stockholders’ equity	894,553	908,399
Total liabilities and stockholders’ equity	$1,033,257	$1,053,678

See accompanying notes to the consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2010	161,463	$161	$622,958	$480	$210,420	$834,019
Issuance of common stock under plans	4,662	5	29,200	—	—	29,205
Stock-based compensation	—	—	25,786	—	—	25,786
Excess tax benefit from share based compensation	—	—	468	—	—	468
Accumulated other comprehensive loss	—	—	—	(340)	—	(340)
Net income	—	—	—	—	48,150	48,150
Balance, December 31, 2011	166,125	$166	$678,412	$140	$258,570	$937,288
Issuance of common stock under plans	4,695	5	18,399	—	—	18,404
Share repurchase	(10,209)	(10)	(49,990)	—	—	(50,000)
Stock-based compensation	—	—	29,255	—	—	29,255
Excess tax benefit from share based compensation	—	—	127	—	—	127
Accumulated other comprehensive loss	—	—	—	(506)	—	(506)
Net loss	—	—	—	—	(26,169)	(26,169)
Balance, December 31, 2012	160,611	$161	$676,203	$(366)	$232,401	$908,399
Issuance of common stock under plans	7,760	8	36,434	—	—	36,442
Share repurchase	(7,670)	(8)	(51,117)	—	—	(51,125)
Stock-based compensation	—	—	29,428	—	—	29,428
Common stock issuance for acquisition of business	1,073	1	8,501	—	—	8,502
Excess tax benefit from share based compensation	—	—	454	—	—	454
Accumulated other comprehensive income	—	—	—	461	—	461
Net loss	—	—	—	—	(38,008)	(38,008)
Balance, December 31, 2013	161,774	$162	$699,903	$95	$194,393	$894,553

See accompanying notes to the consolidated financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(38,008)	$(26,169)	$48,150
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	106,512	96,555	66,022
Stock-based compensation charges	29,553	29,225	25,082
Deferred income tax (benefit) expense	(6,010)	(8,687)	14,600
Recovery of investment	(421)	(6,957)	(1,363)
Impairment of long-lived assets	22,450	—	—
Earnout and milestone payment liability	(1,868)	(788)	(475)
Other	540	(586)	96
Changes in assets and liabilities, net of assets acquired:
Accounts receivable, net	(43,501)	(3,626)	9,886
Inventories	(20,551)	14,991	(49,416)
Other assets	2,629	(33,651)	(3,855)
Current and long-term liabilities	(4,611)	20,756	(8,160)
Net cash provided by operating activities	46,714	81,063	100,567
Cash flows from investing activities:
Purchase of available-for-sale investments	(20,939)	(73,383)	(80,580)
Maturity / sale of available-for-sale investments	43,247	97,081	65,766
Proceeds from gain/recovery of investment in other companies	421	6,957	1,363
Payments for acquisitions	(5,940)	(4,500)	—
Other	961	(175)	(707)
Capital expenditures	(87,034)	(75,278)	(192,384)
Net cash used in investing activities	(69,284)	(49,298)	(206,542)
Cash flows from financing activities:
Subscription/issuance of common stock, net	36,777	18,456	29,548
Loan commitment fees	—	—	(200)
Earnout payments	(1,163)	—	—
Repurchase of common stock	(51,125)	(50,000)	—
Excess tax benefit from stock-based compensation arrangements	454	127	468
Net cash (used in) provided by financing activities	(15,057)	(31,417)	29,816
Net (decrease) increase in cash and cash equivalents	(37,627)	348	(76,159)
Cash and cash equivalents at beginning of period	116,653	116,305	192,464
Cash and cash equivalents at end of period	$79,026	$116,653	$116,305
Supplemental disclosures:
Change in timing of payments related to capital expenditures	$8,007	$(5,916)	(13,804)
Cash paid for income taxes	$1,080	$39	$2,640

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
Revenue Recognition
The Company's revenue is primarily derived from the sale of products in the mobile devices, networks infrastructure and defense & aerospace end markets. The Company also receives revenue from foundry services, non-recurring engineering fees and cost-plus contracts for research and development work, which collectively has comprised less than 10% of consolidated revenue for any period. The Company’s distribution channels include direct sales staff, manufacturers’ representatives and independent distributors. The majority of the Company’s shipments are made directly to its customers. Revenue from the sale of the Company's products is recognized when title to the products passes to the buyer. The Company's product sales include warranty provisions that provide that the products will be free of faulty workmanship or defective materials and that the products will conform to the Company's published specifications or other specifications mutually agreed upon with the customer. The Company's historical warranty claims experience, and its warranty liability, have not been material.

Revenue from the Company’s distributors is recognized when the product is sold to the distributor and was as follows:

	Year ended December 31,
	2013	2012	2011
Revenue from distributors	$76,443	$79,360	$81,896

The Company’s distribution agreements provide for selling prices that are fixed at the date of sale, although the Company may elect after the sale to offer price protection credits which are specific, of a fixed duration and accounted for as a reduction to revenue when offered. Further, the payment obligation is not contingent on reselling the product or further action by the Company. The distributors take title to the product and bear the risks of ownership, the distributor has economic substance and the amount of future returns can be reasonably estimated. If the Company is unable to repair or replace products returned under warranty, the Company will issue a credit for a warranty return. The Company reduces revenue and records allowances for product returns, price protection credits and stock rotation credits based on historical experience or specific identification depending on the contractual terms of the arrangement. The revenue allowances have remained approximately consistent as a percentage of revenue and the Company has visibility into the distributors' inventory levels and qualifying sales, and is, therefore, able to reasonably estimate the revenue allowances.
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

	December 31, 2013	December 31, 2012
Cash equivalents	$25,904	$53,549
Marketable Securities and Other Investments
The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. The Company’s investment policy sets minimum credit quality criteria and maximum maturity limits on its investments to provide for safety of principal, liquidity and a reasonable rate of return. Investments for which maturity from the balance sheet date is greater than one year are classified as long-term investments in marketable securities. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses are included in earnings in the period in which they are realized and are derived using the specific identification method for determining the cost of the securities sold.
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

	Year Ended December 31,
	2013	2012	2011
Depreciation expense	$99,759	$90,046	$59,919

Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over fair value of the net assets of businesses acquired. Other intangible assets consist primarily of patents, developed technology, customer relationships, in-process research and development, and other intangibles with estimable useful lives, ranging from 3 to 15 years at the time of acquisition. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, but instead reviewed at least annually for impairment. In-process research and development ("IPR&D") is amortized or impaired upon completion or abandonment of specific projects. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives.
The Company is required to perform an impairment analysis on its goodwill at least annually, or when events and circumstances warrant. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. The Company is considered one reporting unit. When the Company performed this test in 2013, the Company elected to use the two-step goodwill impairment test. As a result, to determine whether goodwill may be impaired, the Company compares its book value to its market capitalization. If the trading price of the Company’s common stock, as adjusted for factors such as a control premium, is below the book value per share at the date of the annual impairment test or if the average trading price of the Company’s common stock is below book value per share for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value. If the comparison of book value to estimated market value indicates impairment, then the Company compares the implied fair value of goodwill to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The Company performs this test in the fourth quarter of each year, unless indicators warrant testing at an earlier date.
Research and Development Costs
The Company expenses research and development costs associated with the development of new products and processes when incurred. Engineering and design costs related to revenue on nonrecurring engineering services billed to customers are classified as cost of goods sold.
Advertising Costs
The Company expenses advertising costs as incurred. For 2013, 2012 and 2011, advertising costs were immaterial.

Comprehensive (Loss) Income
The Company reports all changes in equity that result from transactions and economic events other than transactions with owners in comprehensive (loss) income . The components of comprehensive (loss) income include unrealized holding gains and losses on available-for-sale investments and unrealized gains and losses on pension obligations which are included as a separate component of stockholders’ equity until realized.

Net (Loss) Income Per Share
Basic net (loss) income per share is calculated by dividing the net (loss) income for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is net loss applicable to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net income per share is similar to basic net income per share, except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect (“dilutive securities”). Dilutive securities include options granted pursuant to the Company’s stock option plans and potential shares related to the Company’s Employee Stock Purchase Plan ("ESPP"). A reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share calculations for 2013, 2012 and 2011 is presented in Note 6.
Income Taxes
The Company is subject to taxation from federal, state and international jurisdictions. A significant amount of judgment is involved in preparing the provision for income taxes and the calculation of resulting deferred tax assets and liabilities.
The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between tax and financial reporting. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company uses the with-and-without approach, disregarding indirect tax impacts, for determining the period in which tax benefits for excess share-based deductions are recognized. Net operating losses from prior years reduced federal and state income tax obligations such that the Company did not have significant income taxes payable at December 31, 2013 or December 31, 2012.
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
Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. The Company recognizes potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on the Company's estimate of whether, and the extent to which, additional taxes and interest will be due. The Company records an amount as an estimate of probable additional income tax liability based on the largest amount that the Company determines is more likely than not, based upon the technical merits of the position, to be sustained upon audit by the relevant tax authority.
The Company's unrecognized tax benefits ("UTB") are recorded as a reduction to deferred tax assets when said UTBs relate to jurisdictions and tax years wherein a tax loss or credit is available. All remaining UTBs are recorded as a liability in the consolidated balance sheets. This treatment is consistent with the manner described in the recent Accounting Standards Update No. 2013-11. To the extent interest and penalties would be assessed by taxing authorities of any underpayment of income taxes, such amounts are accrued and classified as a component of income tax expense on the consolidated statement of operations. Realization of the UTBs results in a favorable impact to the effective tax rate. See Note 9 for additional information about the Company's income taxes.

As of December 31, 2013, the Company was not under audit by any income tax authorities. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the tax authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the tax jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. The Company believes that an appropriate estimated liability has been established for potential exposures.
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
During the fourth quarter of 2013, the Company recorded impairment charges of $22,450 associated with management's plans to dispose of assets in connection with a reduction of GaAs capacity. The fair value of the impacted assets was determine using available market prices. The Company did not record an impairment charge on its long-lived assets for either of the years ended December 31, 2012 or 2011.
Stock-Based Compensation
The Company has stock-based employee compensation plans, which are described in Note 12. The Company records compensation expense for all stock-based payment awards made to employees and directors. Compensation expense for the Company’s stock-based payments, which includes employee stock options, restricted stock units ("RSUs"), market based restricted stock units ("MSUs") and the ESPP, is based on estimated fair values at the time of the grant or subscription period, respectively.
The Company estimates the fair value of option awards on the date of grant using the Black-Scholes option pricing model which requires a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company’s common stock and interest rates. The determination of fair value of RSU awards is based on the value of the Company's stock on the date of grant. The fair value of MSU awards is determined using a Monte Carlo simulation model which is affected by assumptions regarding subjective and complex variables determined at the grant date based on the target number of awards ultimately expected to be awarded.
Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Stock-based compensation expense recognized during the years ended December 31, 2013, 2012 and 2011 included compensation expense for stock-based payment awards granted from 2007 through the current year. The compensation expense for these grants was based on the grant date estimated fair value. Compensation expense for all stock-based payment awards is recognized using the straight-line method over the vesting term of the award. As stock-based compensation expense recognized during 2013, 2012 and 2011 was based on awards ultimately expected to vest, the gross expense has been reduced for estimated forfeitures.
Reclassifications
Certain immaterial reclassifications have been made to disclosures of prior year intangible assets in Note 7 and other current assets in Note 4 to conform with the current year presentation.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2013 were as follows:
	Carrying Amount	Total Fair Value	Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$53,122	$53,122	$53,122	$—	$—	$—
Cash equivalents	25,904	25,904	—	25,904	—	—
Non-Qualified Deferred Compensation Plan Funds	6,571	6,571	—	6,571	—	—
Total	$85,597	$85,597	$53,122	$32,475	$—	$—

Liabilities:
Earnout and milestone payment liability	$2,426	$2,426	$—	$—	$—	$2,426
Non-Qualified Deferred Compensation Plan	6,571	6,571	—	6,571	—	—
Total	$8,997	$8,997	$—	$6,571	$—	$2,426

Assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2012 were as follows:
	Carrying Amount	Total Fair Value	Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$63,104	$63,104	$63,104	$—	$—	$—
Cash equivalents	53,549	53,549	—	53,549	—	—
Short-term—marketable securities	22,305	22,305	—	4,510	17,795	—
Non-Qualified Deferred Compensation Plan funds	4,591	4,591	—	4,591	—	—
Total	$143,549	$143,549	$63,104	$62,650	$17,795	$—

Liabilities:
Earnout payment liability	$5,457	$5,457	$—	$—	$—	$5,457
Non-Qualified Deferred Compensation Plan	4,591	4,591	—	4,591	—	—
Total	$10,048	$10,048	$—	$4,591	$—	$5,457
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
The Company's earnout and milestone payment liability as of December 31, 2013 resulted from two acquisitions during 2012 and represents the fair value of the estimated payout to the former businesses contingent upon meeting certain requirements. For the first acquisition, as of December 31, 2013, the Company estimated the fair value of the obligation as $1,420 using a cash flow based approach discounted with a market discount rate. For the second acquisition, as of December 31, 2013, the Company estimated the fair value of the obligation as $1,006 using a Monte Carlo simulation model discounted using the risk free rate adjusted for an applicable credit spread. During 2013, the Company remeasured the fair value of the obligation for the second acquisition based on a change in forecast related to the achievement of earnout targets. The change in estimate resulted in a reduction in the liability of $3,511 and was recorded to selling general and administrative expenses in the statement of operations. For both of the acquisitions, total accretion of $1,643 was recognized during 2013.
Details of the Level 3 fair value measurements are as follows:

Ending earnout payment liability December 31, 2011	$890
Accretion	128
Change in estimate	(916)
Additions	5,355
Ending earnout payment liability December 31, 2012	$5,457
Accretion	1,643
Change in estimate	(3,511)
Payments	(1,163)
Ending earnout payment liability December 31, 2013	$2,426
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Company entered into a cross-licensing agreement in 2012. The fair value of the cross-licensing liability was estimated using a discounted cash flow model which discounts future cash flows using an incremental borrowing rate of 9%. The cross-licensing liability was categorized as Level 3 in the fair value hierarchy and its ending fair value at December 31, 2013 and 2012 was $14,752 and $15,818, respectively. Of these amounts, $3,000 was current as of December 31, 2013 and 2012 and is included in other current liabilities in the balance sheet.

Note 4.    Selected Financial Statement Information

	December 31, 2013	December 31, 2012
Accounts receivable, net:
Trade accounts receivable	$177,134	$132,782
Allowance for doubtful accounts	(20)	(53)
	$177,114	$132,729
Inventories:
Raw materials	$28,502	$26,798
Work-in-process	82,141	72,393
Finished goods	48,845	39,055
	$159,488	$138,246
Other current assets:
Precious metals reclaim	$25,742	$39,472
Other	14,218	8,910
	$39,960	$48,382
Property, plant and equipment, net:
Land	$19,699	$19,691
Buildings	95,090	94,766
Building and leasehold improvements	33,341	31,012
Machinery and equipment	734,912	664,737
Furniture and fixtures	7,042	6,915
Computer equipment and software	50,226	46,930
Assets in process	32,091	59,561
Total property, plant and equipment, gross	972,401	923,612
Accumulated depreciation	(552,038)	(474,871)
Total property, plant and equipment, net	$420,363	$448,741
Accrued payroll:
Accrued payroll and taxes	$16,746	$13,670
Accrued paid time off and sabbatical	16,593	14,979
Accrued management incentive program	4,303	2,437
Self-insurance liability	2,101	2,168
	$39,743	$33,254

The following schedule is a rollforward of our allowance for doubtful accounts:

	Year ended December 31,
	2013	2012	2011
Opening balance	53	46	76
Reserve adjustments	(33)	7	20
Write-offs	—	—	(50)
Ending balance	20	53	46

Note 5.    Investments in Marketable Securities
As of December 31, 2013 all cash equivalents are classified as available-for-sale and have maturity dates of less than 90 days. All unrealized gains and losses on available-for-sale investments are included in other comprehensive income. The cost, net unrealized holding gains, net unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2013 consisted of the following:

At December 31, 2013	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale - included in cash equivalents:
Money market funds and other	25,904	—	—	25,904
	$25,904	$—	$—	$25,904
The cost, net unrealized holding gains, net unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2012 consisted of the following:

At December 31, 2012	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale - included in cash equivalents:
Money market funds and other	53,549	—	—	53,549
Available-for-sale - included in short-term marketable securities:
Municipal notes	4,510	—	—	4,510
U.S. treasury securities	1,065	—	—	1,065
U.S. government-sponsored enterprise securities	14,933	—	(3)	14,930
Corporate debt securities	1,800	—	—	1,800
	$75,857	$—	$(3)	$75,854
The contractual maturities of investments as of December 31, 2013 and 2012 were all due or callable in one year or less.
Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operational and financing cash flow factors. During 2013, 2012 and 2011, the Company did not record any other-than-temporary impairments on its marketable securities.

Note 6.    Net (Loss) Income Per Share
The following summarizes the elements included in the calculation of basic and diluted net (loss) income per share for 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
Net (loss) income	$(38,008)	$(26,169)	$48,150
Weighted average shares outstanding—Basic	159,349	164,366	164,256
Dilutive securities	—	—	8,254
Weighted average shares outstanding—Dilutive	159,349	164,366	172,510
Net (loss) income per common share:
Basic	$(0.24)	$(0.16)	$0.29
Diluted	$(0.24)	$(0.16)	$0.28
For 2013 and 2012, all outstanding stock options, RSUs and MSUs, included in Note 12, were excluded from the calculation as their effect would have been antidilutive. For 2011, 6,174 stock options were excluded from the calculation as their effect would have been antidilutive.

Note 7.    Goodwill and Other Acquisition-Related Intangible Assets
The Company performs its annual goodwill impairment test in the fourth quarter of each year, unless indicators warrant testing at an earlier date. During its annual impairment test in the fourth quarter of 2013, the price of the Company’s common stock adjusted for a control premium was above its book value and the Company concluded its goodwill was not impaired. In 2012 and 2011, no impairment of goodwill was recorded since the Company’s fair value substantially exceeded its carrying value. Information regarding the Company’s other acquisition-related intangible assets is as follows:

		December 31, 2013				December 31, 2012
	Weighted Average Remaining Useful Life (years)	Gross	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (years)	Gross	Accumulated Amortization	Net Book Value
Goodwill		$13,519	$—	$13,519		$4,391	$—	$4,391
Amortizing intangible assets:
Developed Technology and other	8.0	47,020	(31,679)	15,341	5.4	42,020	(26,492)	15,528
Patents and Trademarks	10.1	3,623	(1,805)	1,818	9.5	3,023	(1,642)	1,381
Customer Relationships	5.6	13,979	(8,478)	5,501	5.0	12,479	(7,075)	5,404
		64,622	(41,962)	22,660		57,522	(35,209)	22,313
Non-amortizing intangible assets:
In-process research and development		850	—	850		850	—	850
Total intangible assets		65,472	(41,962)	23,510		58,372	(35,209)	23,163
Total goodwill and intangible assets		$78,991	$(41,962)	$37,029		$62,763	$(35,209)	$27,554
Amortization expense of intangible assets was approximately as follows:

	Year ended December 31,
	2013	2012	2011
Amortization expense	$6,753	$6,509	$6,103

The changes in the gross carrying amount of goodwill and intangible assets are as follows:

	Goodwill and Intangible Assets
	Goodwill	In process research and development	Developed Technology and other	Patents and Trademarks	Customer Relationships	Total
Balance as of December 31, 2011	$3,376	$929	$35,671	$3,023	$11,809	$54,808
Additions	1,015	850	6,349	—	670	8,884
Deductions	—	(929)	—	—	—	(929)
Balance as of December 31, 2012	$4,391	$850	$42,020	$3,023	$12,479	$62,763
Additions	9,128	—	5,000	600	1,500	16,228
Balance as of December 31, 2013	$13,519	$850	$47,020	$3,623	$13,979	$78,991
During the third quarter of 2013, the Company completed the acquisition of CAP Wireless ("CAP") a producer of Spatium™ broadband amplifiers, which resulted in the recognition of net tangible assets of $16, and several intangible assets including developed technology of $5,000, customer relationships of $1,500, tradenames of $600, net deferred tax liabilities of $1,394 and goodwill of $9,128. Total consideration of $14,850 was paid primarily with a combination of cash and Company stock. The developed technology, customer relationship and tradename assets are amortized over a period of 3 to 14 years. The Company has estimated the fair value of the identifiable intangible assets, which are subject to amortization, using a cash flow based approach discounted with a market discount rate. The estimated fair value of these assets is classified as a Level 3 measurement within the fair-value hierarchy. The goodwill is not deductible for tax purposes. The goodwill is calculated as the purchase price in excess of the fair value of assets and liabilities acquired, and represents the Company’s ability to expand its product line into solid state amplifiers, a high margin high growth market currently underserved by the Company.
During 2012, certain product lines that were included in non-amortizing IPR&D reached technological feasibility. As a result, the Company transferred $929, to developed technology and began amortizing the amounts over a period of three years.
During the third quarter of 2012, the Company acquired developed technology for $4,850 that is being amortized over a period of eleven years. The Company estimated the fair value of this asset using the relief from royalty valuation methodology discounted at a market discount rate.
During the fourth quarter of 2012, the Company completed acquisitions that resulted in the recognition of several intangible assets including developed technology for $570, IPR&D for $850, customer relationships for $670 and goodwill for $1,015. The developed technology and the customer relationships assets is being amortized over a period of five years. The Company estimated the fair value of the developed technology and IPR&D assets using a relief from royalty valuation methodology discounted at a market discount rate. The fair value of the customer relationships asset was estimated using a cash flow based approach discounted at a market discount rate.
Amortization expense related to intangible assets at December 31, 2013 in each of the next five fiscal years and beyond is expected to be as follows:

2014	$5,843
2015	3,875
2016	2,521
2017	2,282
2018	1,418
Thereafter	6,721
$22,660

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
The Agreement contains non-financial covenants of the Company and the Guarantors, including restrictions on the ability to create, incur or assume liens and other debt, make certain investments, dispositions and restricted payments, change the nature of the business, and merge with other entities subject to certain caps as defined in the agreement. The Agreement requires the Company to maintain ratios defined in the Agreement, which include a consolidated total leverage ratio as of the end of any fiscal quarter not in excess of 2.50 to 1.00, a consolidated liquidity ratio of at least 1.25 to 1.00 and a consolidated interest coverage ratio at a minimum of 3.00 to 1.00. The Company is in compliance with these covenants as of December 31, 2013.
At December 31, 2013 and 2012, there were no amounts outstanding under the Agreement. During the year ended December 31, 2013 the average outstanding balance under the Agreement was $5,178, and interest cost of $208 was incurred on borrowings. Since there were no borrowings under the Agreement during the year ended December 31, 2012, no interest cost was incurred on borrowings during 2012.

Note 9.    Income Taxes
Domestic and foreign pre-tax (loss) income for 2013, 2012 and 2011 were as follows:

	Year ended December 31,
	2013	2012	2011
Domestic	$(5,754)	$(29,483)	$55,537
Foreign	(39,312)	(2,391)	3,435
	$(45,066)	$(31,874)	$58,972
Income tax (benefit) expense for 2013, 2012 and 2011 consisted of the following:

	Year ended December 31,
	2013	2012	2011
Current:
Federal	$(2,529)	$1,050	$(7,138)
State	174	280	3,082
Foreign	1,307	1,652	278
	(1,048)	2,982	(3,778)
Deferred:
Federal	(3,907)	(12,625)	13,974
State	(1,757)	4,158	219
Foreign	(346)	(220)	407
	(6,010)	(8,687)	14,600
Net income tax (benefit) expense	$(7,058)	$(5,705)	$10,822

The actual income tax (benefit) expense is different from that which would have been computed by applying the statutory federal income tax rate to (loss) income before income tax. A reconciliation of income tax (benefit) expense as computed at the U.S. federal statutory income tax rate to the provision for income tax (benefit) expense for 2013, 2012 and 2011 is as follows:

	Year ended December 31,
	2013	2012	2011
Tax (benefit) expense at U.S. statutory rate	(35.0)%	(35.0)%	35.0%
State income tax, net of federal effect	0.3	—	1.0
Change in valuation allowance	4.7	9.4	0.2
Foreign income tax	(1.3)	0.2	(0.5)
Foreign subsidiary tax holiday and rate differential	28.5	2.4	(2.0)
Stock-based compensation	2.4	6.1	2.6
Increase (reduction) of uncertain tax position liability	7.3	1.7	(11.2)
Tax credits	(22.6)	(1.4)	(14.8)
State apportionment adjustment	(0.3)	(0.5)	7.7
Other, net	0.3	(0.8)	0.4
Effective tax rate	(15.7)%	(17.9)%	18.4%

Deferred income tax assets and liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. These temporary differences as of December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Capital research and development expenditures	$2,867	$4,790
Accrued liabilities	9,957	6,794
Impairment of investment in other companies	4,112	3,890
Inventory	5,688	7,443
Net operating loss carryforwards	23,336	33,029
Research and development, and other credits	30,134	19,411
Stock-based compensation	26,187	21,236
Other	13,280	12,544
Gross deferred tax assets	115,561	109,137
Valuation allowance	(16,639)	(14,518)
Total deferred tax assets	98,922	94,619
Deferred tax liabilities:
Fixed assets	(24,581)	(24,904)
Total deferred tax liabilities	(24,581)	(24,904)
Total deferred tax assets, net	$74,341	$69,715
The Company recorded an income tax benefit of $7,058 and $5,705 for 2013 and 2012, respectively, and income tax expense of $10,822 for 2011. The 2013 tax benefit differs from the statutory rate primarily due to losses generated in foreign jurisdictions with low tax rates offset by the generation of additional federal income tax credits. The 2012 tax benefit differs from the statutory rate primarily due to an increase in the valuation allowance placed upon certain state attributes and the impact of book to tax differences related to stock based compensation expense. The 2011 tax expense differs from the statutory rate primarily due to the benefit of federal and state credits and the expiration of the statute of limitations on an uncertain tax position. The increase to the valuation allowance during 2013 is primarily the result of the Company's increased foreign net operating loss carryforwards. The increase in the valuation allowance for the net deferred tax assets for 2013, 2012 and 2011 was $2,121, $2,996 and $131, respectively.

At December 31, 2013, the Company had approximately $111,615 of U.S. net operating loss carryforwards available to offset future U.S. taxable income, expiring from 2024 through 2032 if unused; and $134,778 of net operating loss carryforwards for state tax purposes, expiring from 2014 through 2032 if unused. Included in these amounts are NOLs from acquisitions which are subject to Internal Revenue Code section 382 annual utilization limitations following an ownership change. Of the total U.S. and state NOLs, $67,969 and $8,488, respectively, were generated from stock option deductions and are not reflected in the Company's deferred tax assets. When utilized, the benefit will be credited to additional paid-in capital in the Company's consolidated balance sheets. The Company had U.S. federal and state income tax credits of $34,565 and $15,983, respectively. These federal and state tax credits expire at various dates between 2014 and 2032. Of the total U.S. and state credits, $3,666 and $568, respectively, were generated from stock option deductions and are not reflected in the Company's deferred tax assets. No remaining federal capital loss carryforwards exist. The Company continues to maintain a valuation allowance against the tax effect of certain NOL and credit carryforwards, since management does not believe it is more likely than not that these benefits will be realized in future periods. Specifically, the carryforward period may expire before certain state NOL and credit carryforwards are utilized.
In January, 2013, the American Taxpayer Relief Act of 2012 was signed into law, retroactively reinstating the R&E credit for 2012 and through 2013. As a result, the expected credits for 2012 and 2013 of approximately $4,835 and $5,505, respectively, was recorded in the current year.
The major jurisdictions in which the Company files are the U.S., Singapore and Costa Rica. Tax years beginning in 2007 are subject to examination by taxing authorities, although NOL and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. Due to agreements with the Costa Rican and Singaporean governments, the Company was granted income tax holidays of varying rates through March 2017 and December 2019, respectively. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. The increase (decrease) in income tax expense for 2013, 2012 and 2011 as a result of the tax holidays was approximately $12,840, $765, and $(1,309), respectively.
No provision has been made for the U.S., state or additional foreign income taxes related to approximately $70,500 of undistributed earnings of foreign subsidiaries which have been permanently reinvested outside the U.S. except for existing earnings that have been previously taxed. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to an estimated $25,000 of U.S. federal and state income taxes and foreign withholding taxes.
The Company's current cash, cash equivalent and short-term investment balances, (consisting of $37,354 in domestic balances and $41,672 in foreign balances) together with cash anticipated to be generated from operations and the balance available on its $200,000 syndicated credit facility, constitute the Company's principal sources of liquidity. The Company believes these sources of liquidity will satisfy its projected working capital, capital expenditure and possible investment needs domestically. The Company intends to permanently reinvest all foreign earnings except existing earnings that have been previously taxed. The Company is not presently aware of any restrictions on the repatriation of these funds. If these funds were needed to fund the Company's operations in the U.S., they could be repatriated. Repatriation of the Company's foreign funds would require board approval and could result in additional U.S. income taxes and foreign withholding taxes which could be partially offset by net operating losses and/or foreign tax credits.
The Company's net unrecognized tax benefits recorded in income taxes payable totaled $2,062 and $2,809 as of December 31, 2013 and December 31, 2012, respectively. Net unrecognized tax benefits included accumulated interest and penalties of $767 and $590 as of December 31, 2013 and December 31, 2012, respectively. Within the next 12 months, the Company believes it is reasonably possible that $1,400 of net unrecognized tax benefits may be reduced as a result of the expiration of a statute of limitations.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2013 and 2012, which includes amounts recorded in income taxes payable as well as amounts offsetting the Company's deferred tax assets, is as follows:

Balance December 31, 2011	$10,381
Reductions	(3,285)
Additions	2,793
Balance December 31, 2012	$9,889
Reductions	(418)
Additions	4,533
Balance December 31, 2013	$14,004

Note 10.    Commitments and Contingencies

Legal Matters
The Company is from time to time involved in litigation, certain other claims and arbitration matters arising in the ordinary course of its business. The Company does not believe the ultimate resolution of any such pending proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Lease Commitments
The Company leases certain equipment, office and manufacturing space under operating leases. Lease terms range from approximately one to ten years, expiring at various dates through 2020 with options to renew at varying terms. Commitments for minimum lease payments under non-cancelable leases as of December 31, 2013 were as follows:

2014	$4,007
2015	3,455
2016	3,103
2017	2,547
2018	2,253
Thereafter	3,602
$18,967
Rent expense under cancelable and non-cancelable operating leases for 2013, 2012 and 2011 was as follows:

	Year ended December 31,
	2013	2012	2011
Rent expense	$4,140	$4,088	$3,556

Note 11.    Concentration of Risk
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

Note 12.    Stock, Stock Options and Rights
Preferred Stock
The Company has authorized capital of 5,000 shares of $0.001 par value preferred stock. Holders of the preferred stock are entitled to one thousand votes for each share of preferred stock on all matters submitted to a vote of the Company’s stockholders. At December 31, 2013, the Company had no shares of preferred stock issued or outstanding.
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
2009 Incentive Plan
In May 2009, the 2009 Incentive Plan was approved by the Company’s stockholders. The plan replaced the 1996 Stock Incentive Program and provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its subsidiaries and affiliates. The options granted thereunder must have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the 2009 Incentive Plan may not exceed ten years.
2012 Incentive Plan
In May 2012, the 2012 Incentive Plan was approved by the Company’s stockholders. The plan replaces the 2009 Incentive Plan and provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its subsidiaries and affiliates. The options granted thereunder must have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the 2012 Incentive Plan may not exceed ten years.
2013 Incentive Plan
In May 2013, the 2013 Incentive Plan was approved by the Company’s stockholders. The plan replaces the 2012 Incentive Plan and provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its subsidiaries and affiliates. The options granted thereunder must have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the 2013 Incentive Plan may not exceed ten years.
The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans at December 31, 2013:

	Authorized	Available	Outstanding
1996 Stock Incentive Program(1)	33,693	76	9,372
2008 Inducement Award Plan	2,200	322	1,485
2009 Incentive Plan(1)	17,639	308	16,285
2012 Incentive Plan(1)	5,088	327	4,676
2013 Incentive Plan	4,933	1,634	3,295
Total	63,553	2,667	35,113
______________

(1)	Shares are only available for issuance under the 2013 Incentive Plan after reregistration.

 Subject to the discretion of the Board of Directors and beginning in 2006, outstanding awards granted to new employees under the Plans generally vest and become exercisable at the rate of 25% at the end of the first year, and thereafter at a rate of 6.25% per quarter until fully vested after a total of four years. Options and RSUs granted to current employees generally become exercisable at the rate of 25% per quarter during either the third or fourth year following the grant, quarterly over four years, or as approved by the Compensation Committee. All options granted to employees generally expire ten years after the grant date. Annual option grants to sitting board members generally expire five years after the grant date. Option grants to newly elected board members generally expire ten years after the grant date.
Stock Options
The following summarizes the Company’s stock option transactions for 2013, 2012 and 2011:

	Year ended December 31,
	2013		2012		2011
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	33,241	$6.56	29,547	$6.73	28,436	$6.03
Granted	7,178	$5.90	7,293	$5.82	5,678	$11.94
Exercised	(4,322)	$4.88	(1,189)	$3.30	(2,738)	$6.43
Forfeitures	(1,373)	$7.49	(2,410)	$8.02	(1,829)	$12.51
Outstanding at end of year	34,724	$6.59	33,241	$6.56	29,547	$6.73
Exercisable at end of year	20,049	$6.43	19,156	$5.51	15,963	$5.34
The aggregate intrinsic value of options exercised during 2013, 2012 and 2011 was $11,341, $2,758 and $18,263, respectively. Fully vested outstanding options at December 31, 2013 had an aggregate intrinsic value of $49,441, based upon the Company’s closing stock price on that date of $8.34 per share. Fully vested outstanding options at December 31, 2012 had an aggregate intrinsic value of $10,766, based upon the Company’s closing stock price on that date of $4.83 per share. The aggregate intrinsic value of all outstanding options at December 31, 2013, 2012 and 2011 was $80,174, $11,176 and $13,519, respectively. The Company issues new shares of common stock upon exercise of stock options.

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life-Years	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price
$ 1.69 – $ 4.00	3,479	4.29	$2.55	3,479	$2.55
$ 4.01 – $ 5.50	8,211	6.28	$4.94	4,225	$5.01
$ 5.51 – $ 6.75	9,648	6.94	$6.12	4,372	$6.33
$ 6.76 – $10.00	8,824	7.38	$7.16	5,354	$7.18
$10.01 – $13.99	4,562	7.17	$12.54	2,619	$12.54
$ 1.69 – $13.99	34,724	6.66	$6.59	20,049	$6.43
The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model during 2013, 2012 and 2011, to determine the fair value of employee stock options and employee ESPP rights granted during each period:

Stock Options	2013	2012	2011
Risk free interest rates	0.9%	1.0%	2.2%
Expected life in years	5.00 years	5.00 years	4.99 years
Expected dividend yield	—%	—%	—%
Expected volatility	64.0%	63.4%	60.2%
Estimated annualized forfeiture rate	5.0%	5.5%	6.8%

ESPP	2013	2012	2011
Risk free interest rates	0.1%	0.1%	0.1%
Expected life in years	0.50 years	0.50 years	0.50 years
Expected dividend yield	—%	—%	—%
Expected volatility	49.2%	58.5%	57.4%
Estimated annualized forfeiture rate	4.0%	4.0%	4.0%
The Company determines its risk-free rate assumption based upon the U.S. Treasury yield for obligations with contractual lives similar to the expected lives of the Company’s option grants and ESPP subscription periods. The expected life represents the weighted average period the options are expected to remain outstanding, based upon historical experience. The dividend yield assumption is based on the Company’s historical and anticipated dividend distributions. The expected volatility is based upon a blend of the Company’s historical volatility of its exchange traded options and the stock price for the expected life of the award. Forfeitures are estimated based upon historical and anticipated future experience for the expected life of the award. Based upon these assumptions, the Company has estimated the per share weighted-average grant fair value of its options granted during 2013, 2012, and 2011 as follows:

	Year ended December 31,
	2013	2012	2011
Weighted-average grant fair value	$3.16	$3.10	$6.27

Restricted Stock Units and Market Based Restricted Stock Units
Restricted stock units are converted into shares of Company common stock upon vesting on a one-for-one basis. The awards typically vest over four years and vesting is subject to the grantee’s continued service with the Company. The compensation expense related to the service-based RSU awards is determined using the fair market value of Company common stock on the date of the grant, and the compensation expense, reduced by estimated forfeitures, is recognized over the vesting period.
During 2013, the Company granted market based restricted stock units to certain members of executive management. The number of shares that are ultimately awarded is contingent upon the achievement of pre-determined market and service conditions. Market conditions must be met for shares to be awarded, even if the service conditions are met. Fair value of the awards is determined at the grant date based on the target number of awards ultimately expected to be awarded. Compensation expense associated with the awards is calculated based on the target number of shares ultimately expected to be awarded and is recognized on a straight line basis over the requisite service period and will not be reversed even if the market conditions are not met. The number of shares of common stock to be awarded will range from zero to 150 percent of the target number of stock units based on the Company's total stockholder return (“TSR”) relative to the performance of companies in the SPDR S&P Semiconductor Index ("SPDR") for the applicable measurement period. TSR is calculated based on market performance between the beginning and end of the award period, generally over three years. Based on the number of awards outstanding as of December 31, 2013, the maximum number of shares of common stock that could be awarded is 299 shares.
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

	Year ended December 31,
	2013	2012
Risk free interest rates	0.4%	—%
Expected dividend yield	—	—
Expected volatility	56.2%	—%
Correlation coefficient to SPDR	0.59	—
The following table summarizes RSU and MSU activity for 2013:

	Year ended December 31,
	2013		2012
	Stock Units	Weighted-average grant date fair value	Stock Units	Weighted-average grant date fair value
Outstanding at beginning of year	—	$—	—	$—
Granted	390	$7.67	—	$—
Vested	—	$—	—	$—
Forfeitures	(1)	$7.85	—	$—
Outstanding at end of year	389	$7.67	—	$—
The aggregate intrinsic value of all outstanding RSUs and MSUs at December 31, 2013 was $3,243. The weighted average contractual term of outstanding RSUs is MSUs as of December 31, 2013 was 2.35 years. There was no RSU or MSU activity prior to 2013.
Employee Stock Purchase Plan ("ESPP")
Pursuant to the ESPP, participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s common stock at a discount. Offerings under the plan allow shares to be purchased at 85% of the lower of the fair market value on the first or last day of the six month offering period. The offering period dates are the first business days of May and November of each year.
The Company issues new shares of common stock for purchases through the ESPP. Approximately 2,000 shares were initially reserved for issuance under the ESPP, subject to annual increases at the lesser of (i) 3,000 shares, (ii) 1.5% of the number of shares outstanding on the last day of the immediately preceding fiscal year or (iii) an amount determined by the board of directors. As of December 31, 2013, 3,216 shares were reserved for issuance under the ESPP. The ESPP will expire in February 2017.
During 2013, 2012 and 2011, the approximate number of shares of the Company’s common stock that was purchased under the ESPP was as follows:

	Year ended December 31,
	2013	2012	2011
Shares purchased	3,438	3,506	1,924

Stock-based compensation expense

Stock-based compensation expense recognized in 2013, 2012 and 2011 consisted of stock-based compensation expense related to unvested grants of employee stock options, RSUs, MSUs and the Company’s ESPP. The table below summarizes the stock-based compensation expense for 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
Stock-based compensation expense included in cost of goods sold	$8,548	$9,021	$6,918
Operating expenses:
Research, development and engineering	10,582	9,261	8,492
Selling, general and administrative	10,423	10,943	9,672
Stock-based compensation expense included in operating expenses	21,005	20,204	18,164
Total stock-based compensation expense included in income from operations	$29,553	$29,225	$25,082
As of December 31, 2013, the total future compensation expense related to the current unvested stock options, RSUs, MSUs and the ESPP, net of estimated forfeitures, is expected to be approximately $36,475. This expense is expected to be recognized over a weighted average period of approximately 27 months.
Stock Repurchase Program
On May 14, 2013, the Company's Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $75,000 of the Company's outstanding common stock. Common stock repurchases were made in the open market at prevailing market prices. The timing of the purchases was based upon market conditions and other corporate considerations, including price, corporate and regulatory requirements and alternative investment opportunities. During 2013, the Company repurchased 7,670 shares for $51,125. Shares of common stock repurchased by the Company through the repurchase program were retired and had no impact on total shares authorized.

Note 13.    Employee Benefit Plans
The Company has a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code ("401(k) Plan") covering substantially all employees in the U.S. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. Company contributions to the 401(k) Plan were as follows:

	Year ended December 31,
	2013	2012	2011
401(k) Plan contributions	$5,708	$5,214	$4,953
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

	December 31, 2013	December 31, 2012
Other non-current assets, net:
Compensation plan funds	$6,571	$4,591
Other long-term liabilities:
Deferred compensation	$6,571	$4,591
The Company also has a pension obligation related to its German subsidiary that becomes payable when the covered employees reach the age of 60 or 65. The Company has elected to secure the liability through a self-paid reinsurance program. The pension plan obligation and the reinsurance program funds are included in the Company's consolidated balance sheets as follows:

	December 31, 2013	December 31, 2012
Other non-current assets, net:
Reinsurance program funds	$3,899	$3,541
Other long-term liabilities:
Pension obligation	$3,786	$4,127
Additional disclosures have not been included due to the insignificance of the pension plan.

Note 14.    Investments in Other Companies

In previous years, the Company made a number of investments in small, privately held technology companies in which the Company has held less than 20% of the capital stock or held notes receivable. As a result of the sale of the Company's former optoelectronics operations, the Company received as partial consideration $4,500 of preferred stock and an unsecured promissory note from CyOptics Inc. ("CyOptics") for $5,633. In years prior to 2012, the carrying amount of the CyOptics investment was fully impaired and written down to $0. During 2012, the amount due on the promissory note was settled in full and the preferred stock was sold in exchange for an initial liquidation payment of $6,957 and an escrow holdback contingent upon certain conditions. The initial liquidation payment was received in cash in March, 2012. The final liquidation payment of $421 from the escrow holdback account was received in cash in May, 2013. Both of the liquidation transactions were recorded as a gain/recovery of investment in the statement of operations and in the operating activities section of the statement of cash flows. The cash proceeds from both of the payments were included in the investing activities section of the statement of cash flows.

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
As of December 31, 2013, the Company has concluded that it operates and internally manages itself as a single operating segment. In reaching this conclusion, management considered the definition of the chief operating decision maker ("CODM"), how the business is defined by the CODM, the nature of the information provided to the CODM, and how that information is used in relation to managing the business, evaluating performance and allocating resources. The Company’s chief operating decision makers are considered to be the senior management team consisting of the President and Chief Executive Officer (the “CEO”), the Chief Financial Officer (the “CFO”), and the Vice President of Worldwide Operations. Results of operations are provided and analyzed at a consolidated level. Key resources, decisions, assessment and management of performance is done at a consolidated level
Revenue from the sales of products into the Company's primary end markets was as follows:

	Year ended December 31,
	2013	2012	2011
Revenue:
Mobile Devices	$594,196	$538,273	$634,498
Networks	185,884	192,654	178,378
Defense & Aerospace	112,799	98,247	83,207
	$892,879	$829,174	$896,083

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

	Year ended December 31,
	2013	2012	2011
Revenue (origin):
United States and other	$500,164	$764,267	$896,083
Singapore	392,715	64,907	—
Costa Rica	32,092	27,274	31,295
Eliminations	(32,092)	(27,274)	(31,295)
	$892,879	$829,174	$896,083
(Loss) income from operations:
United States and other	$1,952	$(29,761)	$59,026
Singapore	(42,644)	(7,315)	—
Costa Rica	3,255	4,706	3,494
Eliminations	(3,255)	(4,706)	(3,494)
	$(40,692)	$(37,076)	$59,026

	December 31, 2013	December 31, 2012
Property, plant and equipment, net:
United States	$385,891	$418,086
Costa Rica	17,115	22,337
Other	17,357	8,318
	$420,363	$448,741
The Company’s products are sold to customers in various countries and shipped to factories around the world. International customer revenue representing approximately 10% or more of the Company’s total revenue for each period is as follows:

	Year ended December 31,
	2013	2012	2011
International customer revenue:
China	$487,561	$374,772	$383,488
Hong Kong	71,314	59,148	83,294
Other	170,585	194,082	183,222
	$729,460	$628,002	$650,004
There were no other countries from which revenue represented 10% or more of total revenue for the periods presented.

Revenue from customers representing approximately 10% or more of total revenue for each period is as follows (as a percentage of total revenue):

	Year ended December 31,
	2013	2012	2011
Foxconn Technology Group	33%	31%	35%
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
Related receivables from customers representing approximately 10% or more of total revenue for each period are as follows (as a percentage of total trade receivables):

	Year ended December 31,
	2013	2012	2011
Foxconn Technology Group	57%	34%	39%

Note 16.    Restructuring, Impairment and Other Charges

Reduction of GaAs capacity
During the fourth quarter of 2013, management approved plans to dispose of assets relating to a reduction of gallium arsenide ("GaAs") capacity. In connection with this effort, the Company incurred impairment charges of $22,450 and other charges of $760 associated with management's plans to dispose of assets located at its Oregon and Texas facilities, of which, $449 was payable at December 31, 2013. These charges were reflected in cost of goods sold in the Company's statement of operations.
Restructuring charges
During the fourth quarter of 2013, management approved a voluntary severance plan ("VSP"), other targeted reductions in force, and the closure of its engineering and test facility in Santa Rosa, CA. Expenses incurred as a result of these activities primarily consisted of severance and lease abandonment costs related to the closure of the Santa Rosa facility.
Information with respect to restructuring charges as of December 31, 2013 is as follows (in thousands):

	Severance	Lease abandonment costs	Total
Balance at December 31, 2012	—	—	—
2013 restructuring charges	$3,454	$456	$3,910
Payments	(1,033)	(26)	(1,059)
Non-cash adjustments	—	65	65
Balance at December 31, 2013	$2,421	$495	$2,916

Restructuring charges were reflected in the Company's statement of operations during the fourth quarter of 2013 as follows (in thousands):

Cost of Goods Sold	$2,073
Research, development and engineering	1,033
Selling, general and administrative	804
Total restructuring charges	$3,910

Note 17.    Summarized Quarterly Data (Unaudited)

	Year ended December 31, 2013 Quarters
	1st	2nd	3rd	4th(2)	Total
	(In thousands, except per share data)
Revenue	$184,209	$190,103	$250,836	$267,731	$892,879
Gross profit	$38,773	$56,719	$92,217	$69,976	$257,685
Net (loss) income	$(27,949)	$(14,885)	$13,561	$(8,735)	$(38,008)
Net (loss) income per common share(1)
Basic	$(0.17)	$(0.09)	$0.09	$(0.05)	$(0.24)
Diluted	$(0.17)	$(0.09)	$0.08	$(0.05)	$(0.24)
	Year ended December 31, 2012 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Revenue	$216,730	$178,002	$200,821	$233,621	$829,174
Gross profit	$62,589	$44,938	$61,613	$68,456	$237,596
Net income (loss)	$1,883	$(13,050)	$(11,246)	$(3,756)	$(26,169)
Net income per common share(1)
Basic	$0.01	$(0.08)	$(0.07)	$(0.02)	$(0.16)
Diluted	$0.01	$(0.08)	$(0.07)	$(0.02)	$(0.16)
 ______________

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

(2)
During the fourth quarter of 2013, the Company incurred restructuring, impairment and other charges related to the disposal of assets, totaling $27,120, in relation to actions taken to reduce GaAs capacity and associated costs.