Form 10-K/A
period 2013-12-31
TRIQUINT SEMICONDUCTOR INC
filed 2014-04-10
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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
As of April 4, 2014, there were 168,678,200 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

EXPLANATORY NOTE

TriQuint Semiconductor, Inc. (“TriQuint” or the “company”) is filing this Amendment Number 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission ("SEC")on February 21, 2014, to provide the information required by Part III of Form 10-K. In its original Annual Report on Form 10-K for the year ended December 31, 2013, the company incorporated Part III of Form 10-K by reference to its proxy statement for the 2014 Annual Meeting of Stockholders, pursuant to General Instruction G(3) to Form 10-K. However, the proxy statement for the 2014 Annual Meeting of Stockholders will not be filed within 120 days after the end of the company’s 2013 fiscal year, so the company is filing this amendment pursuant to Rule 12b-15 of the Securities Exchange Act of 1934 to provide the information required by Part III of Form 10-K.
Unless otherwise expressly stated herein, this amendment does not reflect any events occurring after the filing of the Company’s original Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 21, 2014.

TRIQUINT SEMICONDUCTOR, INC.

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
Directors

Name of Director	Age(1)	Position with TriQuint	Since	Board Committees(2)
Charles Scott Gibson	61	Director	1992	A, N
David H.Y. Ho	54	Director	2010	N, C
Nicolas Kauser	74	Director	1999	A, N*
Roderick D. Nelson	54	Director	2012	N, C
Ralph G. Quinsey	58	President and Chief Executive Officer, Director	2002	—
Dr. Walden C. Rhines	67	Director	1995	C*, N
Steven J. Sharp	72	Chairman of the Board, Director	1992	—
Willis C. Young	73	Director	2001	A*, N
___________________________________________

(1)	As of April 1, 2014.

(2)	Board Committees: A-Audit, C-Compensation, N-Nominating and Governance

*	Designates chair of that committee
There is no family relationship between any director and/or executive officer of our company.
Charles Scott Gibson Since March 1992, Mr. Gibson's full time job is to serve as a director of a number of high technology companies and not-for-profit organizations. He co-founded Sequent Computer Systems Inc., a computer systems company, in 1983 (which was acquired by International Business Machines Corporation), and served as its CFO and Senior VP Operations from 1983 to 1984, was President from January 1988 to March 1992 and was also Co-CEO from 1990 to March 1992. From 1976 to 1983, Mr. Gibson was employed at Intel Corporation as General Manager, Memory Components Operations. He also serves on the board of directors of RadiSys Corporation (“RadiSys”), an embedded solutions company for the communications industry, Pixelworks, Inc. (“Pixelworks”), a fabless semiconductor company, and Northwest Natural Company (“NW Natural”), a natural gas distribution company. Mr. Gibson also served on the board of Electroglas, Inc., a manufacturer of semiconductor test equipment from 2003 to 2009, and Verigy Ltd. from 2006 through July 2011 when it was sold. Mr. Gibson also serves on the Board of Trustees of St. Johns Medical Center and the Community Foundation of Jackson Hole. Mr. Gibson brings extensive financial expertise, and technology industry experience including executive level experience to the board and committees. Mr. Gibson received a B.S. degree in electrical engineering in 1974 and an M.B.A. in Finance from the University of Illinois in 1976.
David H.Y. Ho is Chairman and Founder of Kiina Investment Ltd., a venture capital firm that invests in start-up companies in the technology, media, and telecommunications industries. Mr. Ho previously served as Chairman of Greater China for Nokia Siemens Networks, President of Greater China for Nokia Corporation, and Senior Vice President of the Nokia Networks Business Group. He has also held senior leadership roles with Nortel Networks and Motorola in China and Canada. Mr. Ho currently serves as a member of the board of Pentair Limited (since 2007) and Air Products and Chemical (since 2013) in the United States and two Chinese state-owned enterprises: China Ocean Shipping Company (since 2012) and Dong Fang Electric Corporation (since 2009), and was a director of 3Com Corporation from 2008 through 2010, Owens-Illinois Inc. from 2008 to 2012 and Sinosteel Corporation from 2008 until 2012. Mr. Ho graduated from the University of Waterloo in Canada with a Bachelor's degree in Engineering and obtained his Master's degree in Management Sciences, also from the University of Waterloo in Canada. Mr. Ho brings to the board and committees extensive experience and business knowledge of global markets in diversified industries, with strong track record in establishing and building mobile handset and infrastructure businesses in China, and management expertise in operations, mergers, acquisitions and joint ventures in China.

Nicolas Kauser Mr. Kauser is now retired. Until mid 2008, he was the President of Clearwire International and member of the board of directors of Clearwire Inc., a publicly held company dedicated to the implementation of wireless broadband services in various countries. From 1990 through 1998, Mr. Kauser served as executive vice president and chief technology officer of AT&T Wireless Services (formerly McCaw Cellular Communications, Inc.). From 1984 through 1990, Mr. Kauser was employed by Rogers Cantel, Inc., a Canadian wireless service provider, as vice president of engineering and later, senior vice president of network operations. Mr. Kauser also serves on the board of Pendrell Corporation, an intellectual property solutions company. Mr. Kauser brings extensive experience in the wireless broadband and networks industry to the board and committees. Mr. Kauser received a B.S. degree in electrical engineering from McGill University, Montreal, Canada.
Roderick D. Nelson Mr. Nelson became a director of TriQuint in August 2012. His career in the telecommunications industry spans over 25 years, ranging from AT&T Wireless to a number of start-up companies. From 2009, he has been the co-founder and principal of Tritech Sales and Services, LLC, a strategic product, business development and sales function consulting firm. He served as Executive Vice President and Chief Technology Officer of AT&T Wireless Services, based in Redmond, Washington, where he led the Technology Development Group responsible for the development and deployment of the first 3G networks in the U.S. During his career, Mr. Nelson has worked closely with both national and international regulators and standards bodies on the creation of 3G specifications and standards. Mr. Nelson also serves on the board of Aegis Mobility, Inc., a private mobility company. Mr. Nelson received a Bachelor of Science degree in Electrical Engineering from the University of Minnesota and is the inventor of numerous patents covering broad and fundamental aspects of wireless communications. Mr. Nelson brings his extensive wireless and 3G experience to the board and committees.
Ralph G. Quinsey Mr. Quinsey joined our company in July 2002 as president and chief executive officer and as a director. From September 1999 to January 2002, Mr. Quinsey was vice president and general manager of the Analog Division of ON Semiconductor, a manufacturer of semiconductors for a wide array of applications. From 1979 to September 1999, Mr. Quinsey held various positions at Motorola, a manufacturer of semiconductors and communications equipment, including vice president and general manager of the RF/IF Circuits Division, which developed both silicon and GaAs technologies for wireless phone applications. Mr. Quinsey received a B.S. degree in electrical engineering from Marquette University. As the chief executive officer of our company, Mr. Quinsey brings his knowledge and breadth of experience within the company to the board.
Dr. Walden C. Rhines Dr. Rhines has been the chief executive officer of Mentor Graphics Corporation, an electronic design automation company, since 1993 and chairman of its board of directors since 2002. Prior to joining Mentor Graphics, he spent 21 years at Texas Instruments Incorporated ("Texas Instruments"), a semiconductor manufacturer, with his most recent position having responsibility for directing its worldwide semiconductor business as the executive vice president of Texas Instruments' Semiconductor Group. Dr. Rhines also served as a director of Cirrus Logic, Inc., a semiconductor company, from 1995 to 2009, is the vice chairman of the board of Electronic Design Automation Consortium, a trade association for electronic design companies, and serves on the board of Semiconductor Research Corporation, a technology research consortium. Dr. Rhines holds a B.S. degree in metallurgical engineering from the University of Michigan, M.S. and Ph.D. degrees in materials science and engineering from Stanford University and an M.B.A. from Southern Methodist University. Dr. Rhines brings his substantial experience as an executive with high technology companies to the board and its committees.
Steven J. Sharp Mr. Sharp joined our company in September 1991 as director, president and chief executive officer. In May 1992, he became chairman of our board. In July 2002, Mr. Sharp stepped down as president and chief executive officer of TriQuint, and in September 2004, he resigned as an employee of TriQuint. Previously, Mr. Sharp had served various roles associated with semiconductor industry related companies. He was founder of Power Integrations, and Silicon Architects, Inc., (now Synopsys). As a board director and venture investor, Mr. Sharp also participated in the establishment of Crystal Semiconductor (now Cirrus Logic), Megatest (now Teradyne Inc.) and Volterra. Prior to that time, Mr. Sharp was employed for 14 years by Philips Electronics N.V. and for nine years by Texas Instruments. Mr. Sharp also serves as a board member of Power Integrations, Inc. Mr. Sharp received a B.S. degree in Mechanical Engineering from Southern Methodist University, a M.S. degree in Engineering Science from California Institute of Technology and a M.B.A. from Stanford University. As a former chief executive officer of our company and industry participant for over 50 years, Mr. Sharp brings his extensive experience and knowledge of the company, the semiconductor industry, our customers and the investment community to the board.
Willis C. Young Prior to joining our board, Mr. Young was a director of Sawtek Inc., a surface acoustic wave filter company, from 1996 until 2001, when Sawtek merged with TriQuint. Mr. Young was a senior partner in the Atlanta office of BDO Seidman, LLP, an international accounting and consulting firm, from January 1996 to June 2000. Mr. Young retired in July 2000. From April 1995 to December 1995, Mr. Young was the chief financial officer for Hayes Microcomputer Products, Inc., a manufacturer of modems and communication equipment. From 1965 to 1995, Mr. Young held various positions with BDO Seidman, and from 1988 to 1995 he was vice chairman and a member of BDO Seidman's Executive Committee. Mr. Young received a B.S. degree in accounting from Ferris State University. He is a certified public accountant. Mr. Young brings his extensive financial expertise in the technology field to the board and its committees.

Code of Ethics
We have adopted a code of ethics that applies to all of our employees and outside directors, including our principal executive officer and principal financial officer. This code of ethics is posted on our Internet web site. The Internet address for our web site is www.TriQuint.com, and the code of ethics may be found as follows:

1.	From our main web page, first click on “Investors”

2.	Next, click on “Corporate Governance”

3.	Next, click on “Business Ethics Code of Conduct”
If you wish to receive a copy of our code of ethics and do not have access to the Internet, please write to us at the address below, and we will furnish you a copy without charge:
Chief Financial Officer
TriQuint Semiconductor, Inc.
2300 NE Brookwood Parkway
Hillsboro, OR 97124

Audit Committee. The audit committee, consisting of Messrs. Young (who serves as chairman), Kauser and Gibson, is responsible for appointing and overseeing actions taken by our independent registered public accounting firm, reviewing our external financial reports and filings with the SEC and reviewing our internal controls over financial reporting. The board has also delegated oversight of information technology and cyber-security risk to the audit committee. The board has adopted a written charter for the audit committee that details the responsibilities of the committee and is posted on our Internet web site. The Internet address for our web site is www.TriQuint.com, and the audit committee charter may be found as follows:

1.	From our main web page, first click on “Investors”

2.	Next, click on “Corporate Governance.”

3.	Next, click on “Audit Committee Charter.”
The board of directors has determined that Mr. Young and Mr. Gibson are each an “audit committee financial expert” pursuant to the rules and regulations of the SEC. All audit committee members are independent pursuant to TriQuint's standard of independence, discussed above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of the forms we have received, or written representations from certain reporting persons, we believe that during 2013 all executive officers, except Tim Dunn, directors and greater than 10% stockholders complied with all applicable filing requirements. Tim Dunn filed one late report, which disclosed one transaction.

Item 11.	Executive Compensation
Compensation Committee Interlocks and Insider Participation
The compensation committee, consists of Messrs. Rhines (who serves as chairman), Gibson (until May 14, 2013) Ho and Nelson. None of the members of the compensation committee in 2013 has interlocking relationships as described in Item 407(e)(4) of Regulation S-K or had any relationships requiring disclosure by TriQuint under the SEC's rules requiring disclosure of certain relationships and related person transactions.

Compensation Committee Report
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on the review and discussions, the committee recommended to the board that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2013.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS:

Dr. Walden C. Rhines-Chairman
Mr. Roderick D. Nelson
Mr. David H.Y. Ho

Director Compensation

Each non-employee director receives the following compensation components:
Cash component. We do not pay director fees to directors who are our employees. Our non-employee directors receive the following cash compensation:

•	the chairman of the board receives an annual retainer of $60,000.

•	each director, other than the chairman of the board, receives an annual retainer of $45,000.

•
an additional fee of $22,000 is paid to the chairman of the audit committee; $15,000 to the chairman of the compensation committee and $7,000 to the chairman of the nominating and governance committee.

•	members of the audit committee, other than the chairman, receive an annual fee of $11,000.

•	members of the compensation committee, other than the chairman, receive an annual fee of $7,000.

•	members of the nominating and governance committee, other than the chairman, receive an annual fee of $5,000.

 In addition, we offer participation in our group medical insurance program to any non-employee director who agrees to pay the full amount of the premium. Mr. Sharp and Mr. Nelson have opted to participate in this program to date.
All fees earned by our non-employee directors are paid in four equal quarterly installments. In addition, our non-employee and employee directors are also reimbursed for out-of-pocket expenses incurred in connection with their attendance at board meetings. Mr. Sharp's and Mr. Nelson's quarterly installment payments are reduced by the group medical premium.
Equity component. The Board has implemented an Automatic Stock Option Grant Program for Eligible Directors that currently provides for an automatic, one-time grant of an option to purchase shares of common stock equal to the number of shares with a fair value of $200,000 to each non-employee director, effective on the date of the director's initial appointment or election. The exercise price per share of the option is equal to the fair market value of our common stock as of the date of grant, and the option vests at a rate of 28% on the first anniversary of the grant date and 2% per month thereafter. These one-time grants to directors have terms of ten years.
In addition, this program provides for an automatic, nondiscretionary annual grant, effective at each annual meeting of stockholders, of an option to purchase shares of common stock equal to the number of shares with a fair value of $100,000 to each non-employee director, other than the chairman of the board. A non-employee director who acts as chairman of the board of directors receives an annual grant of an option to purchase shares of our common stock equal to the number of shares with a fair value of $115,000 under this program if, immediately after the annual meeting, the director continues to serve as chairman. The grants are adjusted pro rata for a partial year if a director becomes a member of the board at any time other than at the annual meeting of stockholders. The options have an exercise price equal to the fair market value of our common stock as of the date of grant and vest immediately on the date of grant. These annual option grants to directors have terms of ten years.
The company's Nonqualified Deferred Compensation Plan provides that nonemployee directors are eligible to participate in the plan. In 2013 Mr. Rhines elected to participate in the plan. No other nonemployee director participates in the plan.
Stock Ownership Guidelines
In 2012, the Board increased the minimum stock ownership requirements applicable to our non-employee directors under our stock ownership guidelines so that their share ownership would represent a more meaningful financial commitment. Under the revised stock ownership guidelines, each non-employee director must maintain ownership of TriQuint stock with a value equal to at least three (3) times the director's annual retainer. Each nonemployee director must achieve the applicable stock ownership level under these revised ownership guidelines within a five year period.

The following table sets forth the compensation paid to each director during the year ended December 31, 2013:

2013 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)	Total ($)
Charles Scott Gibson	64,500		99,989	164,489
David H.Y. Ho	57,000		99,989	156,989
Nicolas Kauser	63,000		99,989	162,989
Rod Nelson	34,792	34,792	99,989	134,781
Dr. Walden C. Rhines	65,000		99,989	164,989
Steven J. Sharp	45,628		114,987	160,615
Willis C. Young	72,000		99,989	171,989

(1)
These amounts represent the aggregate grant date fair value for stock options granted to the indicated director in 2013 computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718 “Compensation-Stock Compensation,” excluding the effect of any estimated forfeitures. A summary of the assumptions we apply in calculating these amounts is set forth in Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. The aggregate number of stock options that were outstanding at December 31, 2013 and granted in 2013 for each of the directors were as follows:

Name	Aggregate Number of Option Awards Outstanding at December 31, 2013 (#)	Number of Option Awards Granted in 2013 (#)
Charles Scott Gibson	94,850	29,786
David H.Y. Ho	127,902	29,786
Nicolas Kauser	121,363	29,786
Rod Nelson	92,961	29,786
Dr. Walden C. Rhines	121,363	29,786
Steven J. Sharp	139,443	34,254
Willis C. Young	121,363	29,786

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes our compensation program for our president and chief executive officer, our chief financial officer and our three other most highly compensated executive officers, whom we collectively refer to as our named executive officers.
Results of 2013 Stockholder Advisory Vote to Approve Executive Compensation
At our 2013 annual meeting of stockholders, the Company requested our stockholders to approve, on an advisory (non-binding) basis, the compensation paid to our executive officers as reported in the proxy statement for the 2013 annual meeting. Over 93% of our stockholders expressed support for our executive compensation, with approximately 91% of the shares present and entitled to vote voting for approval of the “say on pay” advisory vote on executive compensation. Because of the high level of support expressed by our stockholders for the 2012 fiscal year executive compensation, the Compensation Committee continued to apply a similar approach for executive compensation decisions and policies for the 2013 fiscal year.
Overview-Linking Pay to Performance
TriQuint links named executive officer compensation to performance. Specifically, short-term incentive compensation is tied directly to corporate performance under TriQuint's management and/or sales incentive plans, while long-term incentive compensation is tied more directly to long-term corporate performance by our equity compensation awards. TriQuint has allocated these compensation elements in a manner that the compensation committee believes will support TriQuint's long-term success and profitability, aligned with total stockholder return. This balanced approach employs a larger percentage of short-term and long-term incentives as compared to total compensation at increasingly higher levels of responsibility, where individuals have the greatest influence on TriQuint's strategic direction and results over time. Under TriQuint's incentive compensation plans, company performance above targeted objectives results in increased total compensation, while performance below targeted objectives results in decreased total compensation. In recommending our chief executive officer's compensation for 2013, the committee applied the principles outlined above in a similar manner as they were applied to our other executives.
Compensation Philosophy and Objectives
TriQuint's named executive officer compensation program is designed to align the interests of our executives with the interests of our stockholders by creating an environment that rewards performance relative to TriQuint's strategic and financial goals and increasing stockholder value. Our executive compensation program is also designed to attract and retain qualified executives in the highly competitive high technology marketplace in which we compete for executive talent. In this regard, the amounts and types of executive compensation that make up TriQuint's executive compensation packages are designed to be competitive with those available to similar executives at other companies in our industry. In particular:

•
We base each executive's compensation on the executive's level of job responsibility and individual performance. A relatively high proportion of the executive's pay is linked to company performance and stockholder returns through our management and/or sales incentive plans and equity compensation awards, ensuring total compensation correlates with financial and strategic success of the company as a whole.

•
We generally endeavor to offer a compensation program that provides compensation opportunities that are competitive with those offered for similar executive positions in other high technology employers in our industry or that compete with us for talent, so that we can attract and retain a highly-skilled executive team.

•	We develop and administer our compensation program to foster the long-term retention of our executives.

•	We always consider our compensation program in light of the overall affordability of the program and to ensure that our shareholders benefit from a significant portion of our operating income.

The compensation committee considers the semi-annual, annual and long-term components of our executive compensation program together in assessing whether the program is attaining its designed objectives.
How We Set Compensation
In determining total named executive officer compensation for 2013, the compensation committee considered various measures of company and industry performance, including revenue, operating income, market capitalization, gross margins, total stockholder return, and growth rates, as good indicators of company performance, but did not assign these performance measures relative weights. The committee makes a subjective determination after considering all of these measures collectively.
The compensation committee also compared TriQuint's programs with those of other technology companies of comparable size and stature selected by the committee in consultation with its compensation consultant. The company's process for selecting peer companies is as follows: the committee considers all semiconductor companies; removes all equipment companies and other companies that are in a substantially different business; narrows the list to companies that are within 0.5 times to 2.0 times of the company with respect to revenue or enterprise value; and adds back companies that are direct competitors. The committee used the following companies for peer comparison in setting named executive officer compensation for 2013:

Atmel Corporation	Cree, Inc.	Cypress Semiconductor Corp
Diodes Inc.	Fairchild Semiconductor Intl	Finisar Corporation
Hittite Microwave Corporation	Integrated Device Technology	International Rectifier Corp.
Intersil Corporation	Lattice Semiconductor Corp.	Microsemi Corporation
OmniVision Technologies, Inc.	PMC-Sierra, Inc.	R.F. Micro Device, Inc.
Semtech Corporation	Silicon Laboratories Inc.	Skyworks Solutions, Inc.
Spansion Inc.

The compensation consultant used a combination of peer company proxy data and the Radford High-Tech Industry Executive Compensation Survey for companies $500 million to $1 billion for its analysis. In analyzing this information, the compensation committee compared the executive compensation programs as a whole, and compared the pay of individual executives if the committee believed the jobs are sufficiently similar to make meaningful comparisons. The primary reason the committee analyzed peer group data was to ensure that the executive compensation program as a whole was competitive with compensation programs at peer group companies. The committee did not target a specific position in the range of comparative data for each individual or for each component of compensation. In determining the amount of base salary, target incentive award and level of equity compensation for each named executive officer, the committee considered each executive's level of responsibility, prior experience, past job performance, contribution to TriQuint's success, capability and results achieved, and reviewed the comparative compensation data provided by the compensation consultant. The committee did not apply formulas or assign these factors specific mathematical weights; instead, the committee exercised its business judgment and discretion.
Elements of Compensation

Compensation Element	Objective	Key Features
Base Salaries	To attract and retain key executive talent.
Base salaries are compared with those of executives holding similar positions with other companies in our industry peer group.
Base salaries are reviewed annually and increases are based on company performance, individual performance and pay relative to the market.

Management Incentive Plan (MIP)	To reward executives for strong operational and financial performance of the company.
Target management incentive percentages (MIP %) are competitive when compared with those of executives in our peer group.
MIP provides incentives to participants if specified minimum operating income and year-over-year financial comparison goals are achieved during the applicable period. The goals are typically set either semi-annually or annually.

Sales Incentive Plan (SIP)	To reward sales executives for strong revenue and financial performance of the company.
SIP provides incentives for sales executives if specific sales goals are met. These may include annual revenue, design win revenue, specific market revenue, forecast accuracy, cost of sales, and other sales related targets.

Other Cash Incentives	Discretionary awards or programs designed to recognize outstanding performance of individuals.	These awards are granted on a discretionary basis when an executive has achieved outstanding results or to incentivize a specific goal achievement above and beyond normal business operations.
Equity Compensation	To reward current and anticipated future contributions to company performance. To retain key executives. To align compensation with shareholder returns.
Equity compensation is made up of stock options and market (performance) stock unit (MSU) awards. TriQuint has chosen stock options as a key compensation element because the receipt of value by an executive officer under a stock option is dependent upon an increase in the price of TriQuint's common stock and thus this portion of the executives' compensation is directly aligned with increases in stockholder returns. The MSU awards have a 3-year performance period and performance is measured based on TriQuint’s total shareholder return as compared to the SPDR S&P Semiconductor ETF Index.

Pay Mix. The compensation program includes a mixture of base pay through base salaries and at-risk pay through the various incentive plans and equity compensations. Through the at-risk components, executives are rewarded on a short-term and long-term basis for strong company financial and stock price performance. At the same time, if TriQuint's financial or stock price performance is below targeted expectations, the at-risk components of the compensation plan will result in reduced compensation. All elements of compensation, except for base salary, are considered to be at-risk and variable. The management incentive plan, sales incentive plan and other cash incentives are considered short-term variable incentives while the equity compensation is considered a long-term variable incentive. The following charts illustrate the composition of target total direct compensation for the CEO and for the other named executive officers between base salary, short term and long term compensation as well as the percentage of compensation that is fixed versus variable and the percentage of incentive pay that is short-term versus long-term.

Base Salaries.  Compared to the peer group, Mr. Quinsey's base salary is below the 25th percentile. Mr. Quinsey's cash compensation is, by his request, below market. Mr. Quinsey prefers that his pay be largely variable and correlates with company performance. Since the overall company performance was below expectations in 2012 he requested no base pay increase again in 2013. It is the committee's belief that Mr. Quinsey's overall compensation package should be competitive in the market but it also respects and supports his request to have his compensation clearly reflect the financial results of the company and maintain his base salary at its current level. The committee recommended, and the company's independent directors approved, a zero base pay increase for Mr. Quinsey for 2013.
Mr. Buhaly’s and Mr. Klein’s base salaries were also each below the 25th percentile and each of their performance was strong in 2012. Mr. Buhaly received a 4.6% base pay increase in 2013 for effective management of our Finance and IT organizations and successful leadership in developing and implementing our Asia headquarters strategy. The new salary placed Mr. Buhaly between the 25th and 50th percentile. Mr. Klein received a 5% base pay increase in 2013 for solid execution of our product line reorganization in 2012, increasing the momentum of new product development and many and various business process improvements within his organization. While Mr. DeBonis’ base salary was below the 25th percentile, his target total cash compensation was above the 50th percentile so he did not receive a base pay increase in 2013. Mr. Grant’s base pay and target total cash compensation are between the 50th and 75th percentile so he also did not receive a base pay increase in 2013.
Annual Cash Incentives. The committee established annual cash incentives for each of our named executive officers for 2013.

Management Incentive Plan. All named executive officers, except Todd DeBonis, our vice president of worldwide sales, customer service and business development, participated in TriQuint's 2013 management incentive plan. This plan provided incentives for our named executive officer participants if specified minimum operating income goals and year-over-year revenue growth goals were achieved during 2013. The operating income goal related to the company as a whole, which we believe provided an appropriate incentive for the named executive officers to take actions that would have a positive impact on the company overall and aligned their interests with the interests of our stockholders. The year-over-year revenue growth goals were different for each of our two major product line groups: Mobile Devices and Infrastructure and Defense Products. Mr. Klein’s revenue growth target was based solely on year-over-year revenue growth for our Infrastructure and Defense Products product line group. For the other named officers, Mr. Quinsey, Mr. Buhaly and Mr. Grant, the revenue growth component of their incentive target was split equally between Mobile Devices and Infrastructure and Defense Products, since they provide support and have impact on both product lines equally. We believe that our focus on operating income and revenue growth encouraged management to appropriately balance risk and profitability. The committee maintained 2013 management incentive plan targets for the named executive officers (expressed as a percentage of base pay) at 2012 levels since these target percentages were competitive with their peers.
The operating income and year-over-year revenue growth used to calculate the award payments for 2013 under this plan were based on TriQuint's non-GAAP operating income, which the committee could adjust to exclude certain unusual items (including, but not limited to, severance, impairment, restructuring costs, litigation costs, first year losses or gains of any acquired entities, and same year losses or gains of divestitures). In setting the incentive award target amounts for 2013, the committee determined the overall affordability of the management incentive plan and considered the industry benchmark data provided by the compensation consultant.
For all officers, the specific target operating income goal for 2013 was $54 million. During the August 2013 Board meeting, the compensation committee determined that the minimum threshold for the operating income goal had been calculated incorrectly and made an adjustment. Actual non-GAAP operating income was $19.6 million, resulting in 25.2% payout under the management incentive plan for 2013. The year-over-year revenue growth goal for select Mobile Devices customers for the first half was 5%, and actual growth was 0%, resulting in no payout under the management incentive plan for the first half of 2013. The year-over-year revenue growth goal for select Mobile Devices customers for the second half was 39%, and actual growth was 34%, resulting in a 41.1% payout under the management incentive plan for the second half of 2013. The year-over-year revenue growth goal for Infrastructure and Defense Products for the first half was 10%, and actual growth was 12.5%, resulting in a 123.4% payout under the management incentive plan for the first half of 2013. The year-over-year revenue growth goal for Infrastructure and Defense Products for the second half 2013 was based on growth in core revenue. The core revenue growth goal for the second half was 8%, and actual growth was 6%, resulting in a 51% payout under the management incentive plan for the second half of 2013. In addition, an adjustment of $15,000 was made to Mr. Grant’s and Mr. Klein’s full year payouts. Mr. Grant's payout was adjusted to reflect individual contributions in the management of manufacturing seasonality and margin improvement. Mr. Klein’s payout was adjusted to reflect individual contributions and leadership in the continued reorganization of our infrastructure and defense product lines.

Other Cash Incentives. Todd DeBonis, our Vice President of Worldwide Sales, is not eligible to participate in the management incentive plan, but instead participates in a sales incentive program. For 2013, his sales incentive target award remained at 100% of his base salary, which is above the 75th percentile of peer companies.  This program provided incentives to Mr. DeBonis if specified minimum sales performance goals are achieved for the applicable periods. The sales performance goals for 2013 were related to achievement of specified levels of annual revenue, design win revenue, forecast accuracy and cost of sales. The revenue, design wins and forecast accuracy portions of the award were payable quarterly based on achievement of these goals for each quarter, while the cost of sales expense portion of the award was payable annually. The elements of this incentive plan were weighted as follows: 25% revenue attainment; 50% design wins; 15% forecast accuracy; and 10% cost of sales.  The revenue attainment and design wins were capped at 200%. The forecast accuracy and cost of sales were capped at 100%. The annual revenue attainment goal for 2013 was based on achievement of revenue for certain product lines within the Mobile Devices, Defense, and Network Infrastructure markets.  The goal was $530 million; actual achievement was $473.1 million, resulting in an 89% payout. The annual non-GAAP cost of sales expense goal was $34.2 million.  The actual achievement of the non-GAAP cost of sales expense goal was $32.5 million, resulting in a 100% payout.  The targeted design win revenue quota and forecast accuracy goals were set to meet TriQuint's future growth objectives. Mr. DeBonis achieved 84% of the design win goal and 75% of the forecast accuracy goal.  Overall achievement for 2013 resulted in an 84% payout.
Long-Term Incentives. In 2013, TriQuint provided its named executive officers with long-term incentives through the grant of stock options and performance-based restricted stock unit awards. TriQuint has chosen stock options as a key compensation element because the receipt of value by an executive officer under a stock option is dependent upon an increase in the price of TriQuint's common stock and thus this portion of the executive's compensation is directly aligned with stockholder returns. TriQuint added market stock unit (MSU) awards to the long-term incentive award mix for executives in 2013 to provide a more direct link to shareholder value creation and preservation. The MSU awards are restricted stock units that vest based on TriQuint’s Total Shareholder Return (TSR) as compared to an external index over a 3-year performance period. For the 2013 MSUs the index selected was the SPDR S&P Semiconductor ETF Index because of its correlation to TriQuint’s performance. The MSU awards can vest with respect to up to 150% of the target number of shares.
In determining the value of the equity compensation to be awarded to each named executive officer in 2013, the committee considered the following:

(i)	the executive's current contribution to TriQuint's performance;

(ii)	the executive's anticipated contribution in meeting TriQuint's long-term strategic performance goals; and

(iii)	comparisons of the value and number of shares for such awards to published surveys of executive equity compensation awards made by our peer group companies discussed above.
Individual considerations, such as the executive's current and anticipated contributions to TriQuint's performance, were more subjective and less measurable by financial results at the corporate level. In this respect, the committee exercised significant judgment in measuring the current or anticipated contribution to TriQuint's performance. The committee also reviewed the total number of shares and value of the equity compensation awards granted to evaluate whether there was an appropriate distribution of those awards among the executive officers.
Other Compensation Issues
Deferred Compensation.  TriQuint has chosen to provide its named executive officers the opportunity to defer a specified portion of their cash compensation into a non-qualified deferred compensation plan because it believes the deferred compensation plan is a cost effective way to provide executives with retirement planning benefits.
Termination and Change in Control Arrangements. Our change of control policy that covers our named executive officers provides for the payment of severance benefits in the event that they are terminated without cause, or as a result of death or disability, or resign for good reason, within a specified period of time before or after a change of control. Payments are activated by a double trigger and are intended to reinforce and encourage the continued attention and dedication of the management team to their assigned duties without distraction in circumstances arising from the possibility of a change of control of TriQuint. The level of these severance benefits is tied to the executive's annual base salary and targeted annual cash management incentive opportunity. In addition, each of our named executive officers is also party to an employment letter agreement pursuant to which the executive will receive benefits in the event of termination without cause or for good reason other than in connection with a change of control. A more detailed discussion of these agreements can be found under the “Potential Payments Upon Termination or Change of Control” section below.
Stock Ownership Guidelines.  To further align the interests of the named executive officers with those of our stockholders, each named executive officer must achieve target levels of stock ownership within a five year period. The value of the shares required to be owned by Mr. Quinsey is three times his base salary. The value of the shares required to be owned by each of the other officers is equal to their respective base salaries. The officers have until 2017 to attain the levels required.
Deductibility of Executive Compensation. The committee has considered the potential impact of Section 162(m) of the Internal Revenue Code on the compensation paid to our named executive officers for 2013. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1,000,000 in any taxable year for certain executive officers, unless certain exemption requirements are met. Compensation that qualifies as “performance-based” is excluded for purposes of calculating the amount of compensation subject to the $1,000,000 limit under Section 162(m). We believe that all taxable compensation paid in 2013 to those of our named executive officers who are covered by Section 162(m) will be fully deductible for federal income tax purposes. In some circumstances, however, the compensation committee may approve compensation that will not meet such requirements as a means to ensure competitive levels of compensation for our executive officers and promote varying corporate goals.
Forfeiture of Bonuses - Clawback Policy. If TriQuint is required to prepare an accounting restatement on an annual financial statement included in a report on Form 10-K, the CEO and CFO may each be required to repay a portion of any cash bonus received during the period covered by the restatements. This repayment should be equal to the amount earned minus the amount they would have received if the bonus had been calculated using the information contained in the restated financial statements. If a majority of the independent members of the board of directors determines that the financial restatement was not due to the recklessness of the CEO and/or the CFO, causing material noncompliance with any financial reporting requirement under the federal securities laws, then the amount repaid shall be returned, together with any accrued interest.

2013 Summary Compensation Table
The following table sets forth information regarding compensation for the years indicated for each of our named executive officers. Salary includes amounts deferred at the officer's election.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Ralph G. Quinsey	2013	$436,132	$437,110	$443,147	$382,692	$9,597	$1,271,568
President and Chief Executive Officer	2012	428,879	—	395,913 (4)	104,788	9,422	543,089
	2011	422,593	—	1,652,900	—	10,606	2,086,099

Steven J. Buhaly	2013	334,670	240,358	243,682	201,840	9,597	789,789
Chief Financial Officer	2012	326,786	—	475,095	54,600	9,422	865,903
	2011	320,055	—	793,392	—	10,393	1,123,840

Todd A. DeBonis	2013	300,824	190,806	193,439	409,737	9,597	913,597
Vice President, Worldwide Sales	2012	229,632	—	380,076	311,046	9,422	930,176
	2011	291,483	—	793,392	255,339	26,013	1,366,227

James L. Klein	2013	309,602	182,140	184,649	200,761	8,427	703,439
Vice President, Infrastructure & Defense Products	2012	279,867	—	285,057	108,492	8,193	681,609
	2011	196,039	—	570,338	62,827	2,853	832,057

Steven R. Grant	2013	315,866	190,806	193,439	208,644	5,933	723,882
Vice President, Operations	2012	316,731	—	380,076	52,920	5,714	755,441
	2011	310,028	—	793,392	—	5,587	1,109,007

(1)
In 2013, each executive received a grant of performance-vesting restricted stock units, which we refer to as Market Stock Units (MSUs), that vest with respect to between 0 and 150% of the target number of shares based on TriQuint's Total Shareholder Return (TSR) as compared to the SPDR S&P Semiconductor ETF Index over a 3-year performance period and are reported here assuming target performance. The grant date fair value of these MSUs assuming the highest level of achievement under this award, computed in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation,” excluding the effect of any estimated forfeitures, is as follows:

Ralph G. Quinsey	655,665
Steven J. Buhaly	360,536
Todd A. DeBonis	286,209
James L. Klein	273,211
Steven R. Grant	286,209

These amounts do not reflect compensation actually received by the named executive officer. A summary of the assumptions we apply in calculating these amounts is set forth in Note 12 to the Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013

(2)
These amounts do not reflect compensation actually received by the named executive officer. Instead, the amounts represent the aggregate grant date fair value for option awards granted in 2013, 2012 and 2011 to the indicated named executive officer, computed in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation,” excluding the effect of any estimated forfeitures. A summary of the assumptions we apply in calculating these amounts is set forth in Note 12 to the Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

(3)
For 2013, consists of group term life insurance and Accidental Death and Dismemberment premiums paid by TriQuint on behalf of each executive, and matching contributions to TriQuint's 401(k) plan for each executive. The table below details the matching contribution to TriQuint's 401(k) plan for each executive for 2013:

Ralph G. Quinsey	$8,925
Steven J. Buhaly	8,925
Todd A. DeBonis	8,925
James L. Klein	7,755
Steven R. Grant	5,261

(4)
Mr. Quinsey received a performance- and time-vesting option that is included here at a value of zero. At the time of grant, the performance was not considered probable. However, as of December 31, 2012, performance was determined to be probable. Per ASC 718, the Company began recognizing expense relating to this performance-based stock option in December 2012. The total expense to be recognized will be $395,913. The time-based vesting schedule vests 25% each quarter starting the ninth quarter after grant, but only if the performance conditions have been achieved.

2013 Grants of Plan-Based Awards Table
The following table sets forth information concerning cash and equity-based awards granted during 2013 to each of the named executive officers:

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Ralph G. Quinsey	4/5/2013	3/27/2013							84,833	$4.85	$220,388
	6/7/2013	5/14/2013							59,081	7.01	222,759
	5/14/2013	5/14/2013				0	32,427	48,641			217,261
	6/7/2013	5/14/2013				0	26,235	39,353			219,849
			$18,333	$440,000	$880,000
Steven J. Buhaly	4/5/2013	3/27/2013							46,649	4.85	121,189
	6/7/2013	5/14/2013							32,488	7.01	122,493
	5/14/2013	5/14/2013				0	17,831	26,747			119,468
	6/7/2013	5/14/2013				0	14,426	21,639			120,890
			9,917	238,000	476,000

Todd A. DeBonis	4/5/2013	3/27/2013							37,030	4.85	96,200
	6/7/2013	5/14/2013							25,790	7.01	97,239
	5/14/2013	5/14/2013				0	14,155	21,233			94,838
	6/7/2013	5/14/2013				0	11,452	17,178			95,968
			—	300,000	—
James L. Klein	4/5/2013	3/27/2013							35,347	4.85	91,829
	6/7/2013	5/14/2013							24,618	7.01	92,820
	5/14/2013	5/14/2013				0	13,512	20,268			90,530
	6/7/2013	5/14/2013				0	10,932	16,398			91,610
			7,875	189,000	378,000
Steven R. Grant	4/5/2013	3/27/2013							37,030	4.85	96,200
	6/7/2013	5/14/2013							25,790	7.01	97,239
	5/14/2013	5/14/2013				0	14,155	21,233			94,838
	6/7/2013	5/14/2013				0	11,452	17,178			95,968
			9,188	220,500	441,000

(1)
These amounts do not reflect compensation actually received by the named executive officer. Instead, the amounts represent the grant date fair value for the stock options granted to the indicated named executive officer in 2013 based on the fair value of these awards computed in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” excluding the effect of estimated forfeitures. A summary of the assumptions we apply in calculating these amounts is set forth in Note 12 to the Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

(2) No market stock units (MSUs) will be earned at threshold performance.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Amounts in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table represent the annual incentive award, which is a cash incentive award granted under TriQuint's management incentive plan for all the executives other than Mr. DeBonis, who instead participates in a sales incentive program. All award amounts are determined based on the executive's actual base salary and the applicable percentages of base salary determined by the compensation committee. See “Executive Compensation - Compensation Discussion and Analysis-Elements of Compensation - Annual Cash Incentives-Management Incentive Plan” for a more detailed description of these programs.
TriQuint offers a 401(k) retirement plan and a nonqualified deferred compensation plan. Generally, TriQuint also provides other benefits to executives, including eligibility to participate in TriQuint's employee stock purchase plan and in TriQuint's change of control policy (discussed below). TriQuint may also reimburse the costs for business meals and travel, and provide communication devices for its executives, but only if the items are integrally and directly related to the performance of the executive's duties.

TriQuint's stock incentive plans allow for the award of restricted stock, restricted stock units, stock appreciation rights, performance shares and performance units. Through 2012 TriQuint granted only stock options. Starting in 2013, TriQuint began granting performance-vesting restricted stock units, which we refer to as Market Stock Units (MSUs), that vest with respect to between 0 and 150% of the target number of shares based on TriQuint's Total Shareholder Return (TSR) as compared to the SPDR S&P Semiconductor ETF Index over a 3-year performance period. Equity compensation awards are generally granted to executive officers in conjunction with each executive officer's commencement of employment with TriQuint and upon promotion to executive officer. The compensation committee also awards two types of annual stock option grants to executive officers: refresh grants and special grants. Refresh grants are based on the recipient's value and contribution to the company and vest in four equal quarterly increments beginning in the third year from the date of grant. Special grants are designed to retain key performers and vest in equal quarterly increments over the four years following the grant date. Stock options granted to the named executive officers include both incentive stock options and nonqualified stock options. Stock options are granted at an exercise price equaling 100% of fair market value on the date of grant and have a 10-year term.
TriQuint provides its named executive officers the opportunity to defer a specified portion of their cash compensation into a non-qualified deferred compensation plan under which TriQuint is obligated to pay accumulated balances on a future date. TriQuint does not contribute any funds to this program and the payout to each participant is affected by results from investment alternatives selected by the participant under the deferred compensation plan.

2013 Outstanding Equity Awards at Fiscal Year-End Table
The following table provides information relating to equity awards outstanding at December 31, 2013 held by the named executive officers.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Ralph G. Quinsey (2)	8/18/2005	150,000			3.65	8/18/2015
Ralph G. Quinsey (3)	8/23/2006	50,000			4.38	8/23/2016
Ralph G. Quinsey (4)	8/23/2006	100,000			4.38	8/23/2016
Ralph G. Quinsey (5)	4/27/2007	312,500			5.18	4/27/2017
Ralph G. Quinsey (7)	5/21/2008	120,000			6.52	5/21/2018
Ralph G. Quinsey (4)	5/21/2008	200,000			6.52	5/21/2018
Ralph G. Quinsey (7)	3/2/2009	120,000			2.15	3/2/2019
Ralph G. Quinsey (9)	3/2/2009	240,000			2.15	3/2/2019
Ralph G. Quinsey (7)	4/1/2010	150,000			7.07	4/1/2020
Ralph G. Quinsey (9)	4/1/2010	350,000			7.07	4/1/2020
Ralph G. Quinsey (9)	4/1/2011	125,000	125,000		12.56	4/1/2021
Ralph G. Quinsey (9)	4/1/2012		125,000		5.94	4/1/2022
Ralph G. Quinsey (10)	4/9/2012			125,000	5.94	4/9/2022
Ralph G. Quinsey (9)	4/5/2013		84,833		4.85	4/5/2023

Ralph G. Quinsey (9)	6/7/2013			59,081	7.01	4/5/2023
Ralph G. Quinsey (12)	4/5/2013						32,427	270,441
Ralph G. Quinsey (12)	6/7/2013						26,235	218,800
Steven J. Buhaly (6)	9/27/2007	148,750		—	4.86	9/27/2017
Steven J. Buhaly (3)	5/21/2008	60,000		—	6.52	5/21/2018
Steven J. Buhaly (8)	3/2/2009	11,250		—	2.15	3/2/2019
Steven J. Buhaly (9)	3/2/2009	85,000		—	2.15	3/2/2019
Steven J. Buhaly (9)	4/1/2010	140,000		—	7.07	4/1/2020
Steven J. Buhaly (9)	4/1/2011	60,000		60,000	12.56	4/1/2021
Steven J. Buhaly (9)	4/9/2012	—		150,000	5.94	4/9/2022
Steven J. Buhaly (9)	4/5/2013			46,649	4.85	4/5/2023
Steven J. Buhaly (9)	6/7/2013			32,488	7.01	6/7/2023
Steven J. Buhaly (12)	4/5/2013						17,831	148,771
Steven J. Buhaly (12)	6/7/2013						14,426	120,313

Todd A. DeBonis (1)	4/21/2004	56,000		—	6.87	4/21/2014
Todd A. DeBonis (3)	3/2/2006	35,000		—	4.83	3/2/2016
Todd A. DeBonis (4)	3/2/2006	4,375		—	4.83	3/2/2016
Todd A. DeBonis (4)	4/27/2007	60,000		—	5.18	4/27/2017
Todd A. DeBonis (4)	5/21/2008	65,000		—	6.52	5/21/2018
Todd A. DeBonis (8)	3/2/2009	15,000	—	—	2.15	3/2/2019
Todd A. DeBonis (9)	3/2/2009	95,000		—	2.15	3/2/2019
Todd A. DeBonis (9)	4/1/2010	140,000		—	7.07	4/1/2020
Todd A. DeBonis (9)	4/1/2011	60,000		60,000	12.56	4/1/2021
Todd A. DeBonis (9)	4/9/2012	—		120,000	5.94	4/9/2022
Todd A. DeBonis (9)	4/5/2013			37,030	4.85	4/5/2023
Todd A. DeBonis (9)	6/7/2013			25,790	7.01	6/7/2023
Todd A. DeBonis (12)	4/5/2013						14,155	118,053
Todd A. DeBonis (12)	6/7/2013						11,452	95,510

Steven R. Grant (6)	7/16/2008	300,000	—	5.67	7/16/2018
Steven R. Grant (8)	3/2/2009	20,000	—	2.15	3/2/2019
Steven R. Grant (9)	3/2/2009	95,000	—	2.15	3/2/2019
Steven R. Grant (9)	4/1/2010	140,000	—	7.07	4/1/2020
Steven R. Grant (9)	4/1/2011	60,000	60,000	12.56	4/1/2021
Steven R. Grant (9)	4/9/2012	—	120,000	5.94	4/9/2022
Steven R. Grant (9)	4/5/2013		37,030	4.85	4/5/2023
Steven R. Grant (9)	6/7/2013		25,790	7.01	6/7/2023
Steven R. Grant (12)						14,155	118,053
Steven R. Grant (12)						11,452	95,510

James L. Klein(11)	8/5/2011	87,187	67,813	6.99	8/5/2021
James L. Klein(9)	4/9/2012		90,000	5.94	4/9/2022
James L. Klein(9)	4/5/2013		35,347	4.85	4/5/2023
James L. Klein(9)	6/7/2013		24,618	7.01	6/7/2023
James L. Klein(12)						13,512	112,690
James L. Klein(12)						10,932	91,173

(1) Option vested as to 28% of the shares subject to the option one year after date of grant and as to an additional 2% of the shares subject to the option each month thereafter, so that 100% of the shares subject to the option will be exercisable four years after its date of grant.
(2) Option vested in monthly installments commencing 7/1/07 and ending 6/1/08.
(3) Option vests quarterly over four years commencing on the first quarterly vest date after grant. Quarterly vesting dates are March 1, June 1, September 1 and December 1.
(4) Option vests in four quarterly installments commencing on the ninth quarterly vest date after grant. Quarterly vesting dates are March 1, June 1, September 1 and December 1.
(5) Option vested 9,375 shares on 9/1/07, 12/1/07, 3/1/08 and 6/1/08; 21,875 shares on 9/1/08, 12/1/08, 3/1/09 and 6/1/09; 46,875 shares on 9/1/09, 12/1/09 and 3/1/10. 46,875 shares vested on 6/1/10.
(6) Option vests 25% on the first quarterly vest date following 12 months from the date of grant and 6.25% on each of the next twelve quarterly vest dates. Quarterly vest dates are March 1, June 1, September 1 and December 1.

(7)	Option vests quarterly over three years.

(8)	Option vests quarterly over four years.

(9)	Option vests in four quarterly installments commencing the ninth quarter after grant.

(10)	Option vests in four quarterly installments commencing the ninth quarter after grant once the performance conditions are obtained.

(11)	Option vests 25% 12 months from the date of grant and 6.25% each of the next twelve quarters.

(12)
The Market Stock Unit (MSUs) awards are performance-vesting restricted stock units that vest with respect to between 0 and 150% of the target number of shares based on TriQuint's Total Shareholder Return (TSR) as compared to the SPDR S&P Semiconductor ETF Index over a 3 year performance period and are reported here based on target level performance.

2013 Option Exercises Table
The following table provides information relating to stock option exercises during 2013 by the named executive officers. The amounts shown in the "Value Realized on Exercise" column in the table below are calculated by subtracting the aggregate exercise price of the options exercised, which is calculated by multiplying the number of shares being purchased by the exercise price of the options, from the aggregate market value of the shares of common stock acquired on the date of exercise, which is calculated by multiplying the number of shares being purchased by the actual exercise price of the stock.

Name	Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Ralph G. Quinsey	28,328	$36,826
Steven J. Buhaly	—	—
Todd A. DeBonis	224,000	245,287
Steven R. Grant	—	—
James L. Klein	—	—

 2013 Nonqualified Deferred Compensation Table
The following table provides information relating to nonqualified deferred compensation during 2013 for the named executive officers.

Name	Executive Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year End ($)(2)
Ralph G. Quinsey	$195,141	$67,642	$372,797
Steven J. Buhaly	—	11,742	61,774
Todd A. DeBonis	80,219	128,144	788,391
Steven R. Grant	49,009	18,053	269,676
James L. Klein	—	6	5,690

(1)	These amounts were also included in the Salary column of the Summary Compensation Table above.

(2)	Of the amounts in this column, the following amounts have also been reported in the Summary Compensation Table for 2013, 2012 and 2011.

Name	Reported for 2013 ($)	Reported for 2012 ($)	Reported for 2011 ($)	Total ($)
Ralph G. Quinsey	195,141	103,231	—	298,372
Todd A. DeBonis	80,219	34,716	89,013	203,948
Steven R. Grant	49,009	31,509	68,071	148,589
James L. Klein	—	5,541	—	5,541
Under TriQuint's nonqualified deferred compensation plan, which TriQuint adopted in October 2004, the named executive officers may defer a portion of their cash compensation up to a maximum of 50% of base salary and 100% of other eligible compensation, which includes profit-sharing, cash bonuses, paid time off cash outs and commissions. All amounts deferred under the plan will be credited to the respective named executive officer's accounts under the plan and treated as though invested in eligible investment options selected by the officer from among the options available under the plan. The available investment options are selected by TriQuint's investment committee from among the investment options available to participants in the company's 401(k) plan. Each officer's account will be adjusted for notional investment returns based on the performance of the investment funds selected by the officer.
Each participant must elect at the time the participant files his or her deferral election for any plan year, to have compensation deferrals for that plan year paid or commence to be paid: following the participant's separation from service, death or disability; following a change in control of TriQuint; or on a specified date that occurs earlier. In addition, each participant must elect from the following forms of payment: lump sum cash payment; 20 quarterly installments; 40 quarterly installments; or 60 quarterly installments. A participant can also withdraw amounts from his or her account if the participant experiences an unforeseeable emergency. A participant may change his or her elections as to the time and form of payment, provided the participant does so at least 12 months before payment would have been made or have commenced to be made and the change results in the payment (or commencement of payment) being delayed for at least five years, and meets certain other requirements established by Section 409A of the Internal Revenue Code. This five year delay does not apply to payments made on account of death, disability or unforeseeable emergency. If a participant who is a “specified employee,” as defined in Section 409A of the Internal Revenue Code, at the time of his or her separation from service has elected to have any portion of his or her account paid or commence to be paid upon his or her separation from service, then such payments will be delayed until six months after the participant's separation from service. As of December 31, 2013, each of the named executive officers was a specified employee. In addition, the maximum amount that may be distributed to a “covered employee” under Section 162(m) of the Internal Revenue Code will not exceed $1 million dollars less the amount of compensation paid to the participant in that plan year that is not “performance based” under Section 162(m), and the remainder will be distributed in the next plan year, subject to the application of this same limitation and the applicable requirements of Section 409A. If a participant dies prior to the complete distribution of his or her account, any remaining amounts will be distributed to the participant's beneficiary in accordance with the payment elections made by the participant.

Potential Payments Upon Termination or Change of Control
Employment Agreements
Pursuant to the terms of our employment letter agreement with Mr. Quinsey, in the event that we terminate Mr. Quinsey's employment without cause or he terminates for good reason, we must provide Mr. Quinsey a lump sum payment equal to one year's compensation at Mr. Quinsey's then-current base salary, and health and life insurance benefits at TriQuint's expense for 12 months. In addition, the furthest out 12 months of unvested Option Shares will automatically become fully vested. In the event of disability or death, Mr. Quinsey or his estate will receive all severance benefits payable under his termination agreement above and any other benefits payable under our then existing benefit plans and policies.
Pursuant to our employment letter agreement with Mr. Buhaly, in the event of termination without cause or resignation for good reason, Mr. Buhaly will receive 12 months of base salary and 12 months of health and life insurance.
Pursuant to our employment letter agreement with Mr. DeBonis, in the event of termination without cause or resignation for good reason, Mr. DeBonis will receive 12 months of base salary and 12 months of health and life insurance, which will cease upon Mr. DeBonis' subsequent employment or consulting arrangement.
Pursuant to our employment letter agreement with Mr. Grant, in the event of termination without cause or resignation for good reason, Mr. Grant will receive 12 months of base salary and 12 months of health and life insurance.
Pursuant to our employment letter agreement with Mr. Klein, in the event of termination without cause or resignation for good reason, Mr. Klein will receive 12 months of base salary and 12 months of health and life insurance.
Pursuant to the company's employment letter agreements, the term “termination for cause” means a termination of employment by the company for any of the following reasons: (i) intentional failure to perform assigned duties; (ii) personal dishonesty; (iii) incompetence, as measured against standards generally prevailing in the industry; (iv) willful misconduct; (v) any breach of fiduciary duty involving personal profit; (vi) willful violation of any domestic or international law, rule, regulation or final cease and desist order; or (vii) any sexual or other harassment of others.
Pursuant to our employment letter agreements, a “resignation for good reason” is deemed to occur if the employee resigns employment within sixty (60) days of the occurrence of any of the following that occur without the employee's written consent: (i) a loss of the title; (ii) a material reduction in duties or responsibilities; (iii) any reduction in base salary or any target bonus (other than a reduction comparable in percentage to a reduction affecting TriQuint's executives generally); (iv) any material reduction in benefits (other than a reduction affecting TriQuint's personnel generally); or (v) a company-mandated relocation of the employee's principal place of employment or current principal residence by more than 50 miles from its respective location immediately prior to the resignation.
Change of Control Policy
If a Change of Control occurs while the policy is in effect and an eligible officer's employment is terminated during a Change of Control Window (i) by the company for reasons other than Cause or the officer's death or Disability, or (ii) by the officer for Good Reason, then the officer will be entitled to the benefits described below, as long as the officer signs and does not revoke a general release of claims in a form satisfactory to TriQuint. “Change of Control Window” is defined as ninety days prior to, and ending twelve months after, the effective date of any Change of Control. Benefits include:

•	Continuation of base salary for twelve months;

•	A payment equivalent to the officer's target bonus for the previous twelve months, payable in 26 installments at regular payroll intervals;

•	Payment of COBRA premiums for twelve months, as long as the officer is eligible for and properly elects COBRA coverage;

•	The closest in 24 months' worth of the officer's unvested option shares will vest;

•	The period in which the officer may exercise any vested stock options will be extended from 90 days to twelve months following his or her termination; and

•	All payments will be net of applicable withholding.

Pursuant to the agreement, “Change of Control” means TriQuint is a party to a transaction in which it is sold to, merged, consolidated, reorganized into or with, or its assets are transferred or sold to another entity, after which the holders of voting securities of TriQuint immediately prior to the transaction, including voting securities issuable upon exercise or conversion of vested options, warrants or other securities or rights, hold (directly or indirectly) less than a majority of the combined voting power of the then-outstanding securities of the surviving entity.

Pursuant to the agreement, “Cause” means that the officer committed any one or more of the following: (i) intentional failure to perform assigned duties; (ii) incompetence in carrying out his or her duties, as measured against standards generally prevailing in the industry; (iii) theft, embezzlement, fraud, misappropriation of funds, other acts of dishonesty or the violation of any law or ethical rule relating to the officer's employment with TriQuint; (iv) a felony or any act involving moral turpitude; (v) the violation of a material company policy or procedure, or the breach of any material provision of this policy or any confidentiality, assignment of rights, non-competition, or non-solicitation agreement between the officer and TriQuint, and if such violation or breach is susceptible of cure, the failure to effect such cure within 30 days after written notice of the violation is given to the officer; or (vi) a breach of the officer's fiduciary duty to TriQuint.
Pursuant to the agreement, “Good Reason” means the occurrence of any of the following and TriQuint's failure to cure within 30 days after TriQuint's receipt of written notice from the officer asserting that Good Reason exists and specifying such cause: (i) a material reduction in the officer's responsibilities as in effect immediately prior to the Change of Control, or any removal of the officer from, or any failure to re-elect the officer to positions immediately prior to the Change of Control, which has the effect of materially diminishing his or her responsibility or authority, as determined by the compensation committee as comprised immediately prior to the Change of Control, (ii) a reduction in the officer's base salary or any target bonus (other than a reduction comparable in percentage to a reduction affecting TriQuint's executives generally) as in effect immediately prior to the Change of Control; or (iii) a company-mandated relocation of the officer's principal place of employment or current principal residence by more than 50 miles immediately prior to the resignation.
Equity Compensation Awards
If a Change of Control occurs, outstanding MSU awards will vest on a prorated basis on the date of the Change of Control based on actual performance through the date of the Change of Control, and the remainder of the MSU award will vest evenly on the next two anniversaries of the date the applicable performance period began. If an executive officer’s employment is terminated in connection with the Change of Control, the vesting will accelerate as provided for stock options in the Change of Control policy described above.
If a Change of Control occurs before the stock options granted to Mr. Quinsey in 2012 with both performance-vesting and time-based vesting have expired or been earned based on achievement of the applicable performance goals, these stock options will be deemed earned on the date of the Change of Control with respect to a prorated portion of the number of shares calculated based on how much of the applicable performance period has elapsed, and will vest based on the applicable time-based vesting schedule. If Mr. Quinsey’s employment is terminated in connection with the Change of Control, the time-based vesting of these stock options will accelerate as provided for stock options in the Change of Control policy described above.
The following table shows the potential payments upon termination for various reasons, including termination without cause or for good reason, a change of control, disability and death, for or our named executive officers, as of December 31, 2013, the last business day of 2013:

Executive Benefit and Payments upon Separation	Involuntary Not for Cause or For Good Reason Termination	Involuntary Not for Cause or For Good Reason Termination Upon or After a Change of Control	Disability	Death

Ralph G. Quinsey
Base Pay	$440,000	$440,000	$440,000	$440,000
Target Bonus (1)		440,000
LTI - Stock Options (2)	449,645	487,320	487,320	487,320
Market-based Restricted Stock Units (7)		733,862
Life & Health Insurance Premiums (6)	17,361	17,361	16,621	16,621
Short Term Disability (4)			65,000
Long Term Disability (5)			1,800,000
Life Insurance Proceeds				500,000
Accidental Death Proceeds				500,000

Travel Death Proceeds (3)				1,000,000

Steven J. Buhaly
Base Pay	340,000	340,000
Target Bonus (1)		238,000
LTI - Stock Options (2)		463,005
Market-based Restricted Stock Units (7)		403,535
Life & Health Insurance Premiums (6)	17,561	17,561
Short Term Disability (4)			65,000
Long Term Disability (5)			1,800,000
Life Insurance Proceeds				500,000
Accidental Death Proceeds				500,000
Travel Death Proceeds (3)				1,000,000

Todd A. DeBonis
Base Pay	300,000	300,000
Target Bonus (1)		300,000
LTI - Stock Options (2)		369,768
Market-based Restricted Stock Units (7)		320,344
Life & Health Insurance Premiums (6)	23,538	23,538
Short Term Disability (4)			65,000
Long Term Disability (5)			3,240,000
Life Insurance Proceeds				500,000
Accidental Death Proceeds				500,000
Travel Death Proceeds (3)				1,000,000

James L. Klein
Base Pay	315,000	315,000
Target Bonus (1)		189,000
LTI - Stock Options (2)		385,597
Market-based Restricted Stock Units (7)		305,794
Life & Health Insurance Premiums (6)	23,538	23,538
Short Term Disability (4)			65,000
Long Term Disability (5)			3,240,000
Life Insurance Proceeds				500,000
Accidental Death Proceeds				500,000
Travel Death Proceeds (3)				1,000,000

Steven R. Grant
Base Pay	315,000	315,000
Target Bonus (1)		220,500
LTI - Stock Options (2)		369,768
Market-based Restricted Stock Units (7)		320,344
Life & Health Insurance Premiums (6)	23,538	23,538
Short Term Disability (4)			65,000
Long Term Disability (5)			2,340,000
Life Insurance Proceeds				500,000
Accidental Death Proceeds				500,000
Travel Death Proceeds (3)				1,000,000

(1)	The amount is equivalent to the officer's target bonus for the previous 12 months, payable in 26 installments at regular payroll intervals.

(2)
The amount listed represents the estimated potential incremental value of accelerated vesting of the stock options under the applicable termination scenario as described above, which is calculated as the difference between the aggregate exercise price of all accelerated stock options and the aggregate market value of the underlying shares calculated based on the closing market price of our stock on December 31, 2013, which was $8.34 per share.

(3)	Payable only if death occurs during travel for business.

(4)	The amount listed represents the total obligation to be paid on a weekly basis over a maximum 26 week period upon incidence of disability.

(5)	The amount listed represents the total obligation to be paid on a weekly basis, until the respective officer reaches the age of 67, immediately following termination of short-term benefits.

(6)	The amount listed represents the total annual obligation for premiums, to be paid monthly, for a maximum of 12 months following termination, death or disability.

(7)
The amount listed represents the estimated potential value of the portion of the MSUs that would vest and become payable in connection with the applicable triggering event as described above, which is calculated based on the number of shares vesting multiplied by the closing market price of our stock on December 31, 2013, which was $8.34 per share.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table provides information regarding the beneficial ownership of our common stock as of April 1, 2014, by:

•	each stockholder known by us to beneficially own more than 5% of our common stock;

•	each of our directors and director nominees;

•	each of our executive officers named in the summary compensation table on page 17; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to the common stock listed.

Beneficial Owners(1)	Number of Outstanding Shares Beneficially Owned	Number of Shares Underlying Options Exercisable(2)	Total Shares Beneficially Owned and Shares Underlying Exercisable Options	Percent of Outstanding Shares (%)(3)
5% Stockholders
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	14,267,136	—	14,267,136	8.5%
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Rd Austin, Texas, 78746	11,130,803	—	11,130,803	6.6%
The Vanguard Group Inc. (4) 100 Vanguard Blvd Malvern, PA 19355	10,352,469	—	10,352,469	6.1%

Directors and Named Executive Officers
Charles Scott Gibson	42,332	94,850	137,182	*
David H.Y. Ho	30,000	127,902	157,902	*
Nicolas Kauser	79,000	121,363	200,363	*
Ralph G. Quinsey	158,846	2,042,500	2,201,346	1.3%
Roderick Nelson	10,000	58,846	68,846
Dr. Walden C. Rhines (5)	302,500	121,363	423,863	*
Steven J. Sharp (6)	494,122	139,443	633,565	*
Willis C. Young	25,609	121,363	146,972	*
Steven J. Buhaly	80,295	565,000	645,295	*
Todd A. DeBonis	20,080	260,000	280,080	*
Steven R. Grant	42,260	675,000	717,260	*
James Klein	5,478	106,562	112,040	*
All directors and executive officers as a group (15 persons)	1,318,633	5,265,372	6,584,005	4.1%

 ______________________________________

*	Less than 1%

(1)
The address of all directors and named executive officers is the address of our company: 2300 NE Brookwood Parkway, Hillsboro, Oregon 97124. Information for greater than 5% stockholders is based solely on the information reported by these stockholders on Schedule 13D or 13G filed with the Securities and Exchange Commission.

(2)	Includes shares of common stock subject to options currently exercisable or exercisable within 60 days after April 1, 2014.

(3)
Applicable percentage of ownership is based on 168,597,339 shares of common stock outstanding as of April 1, 2014, together with applicable options held by each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days after April 1, 2014, are deemed outstanding for computing the percentage ownership of the person holding the options, but are not deemed outstanding for computing the percentage ownership of any other person.

(4)
Pursuant to a Schedule 13G/A filed with the SEC on February 12, 2014, The Vanguard Group, Inc. reported having sole voting power over 256,935 shares, shared voting power over no shares, sole dispositive power over 10,109,834 shares and shared dispositive power over 242,635 shares.

(5)
Includes 16,000 shares held by Dr. Rhines' wife, 20,000 shares owned jointly with his wife and 40,000 shares held in an IRA. Also includes 60,000 shares held by The Rhines Foundation for which Mr Rhines disclaims beneficial ownership. Also includes 3,500 shares owned by Dr. Rhines' sister over which Mr Rhines has limited power of attorney, 23,000 shares held by the Rhines 2002 Partnership LLP and 22,500 shares held by the Rhines 2006 Partnership LLP, all of which, Mr. Rhines disclaims beneficial ownership.

(6)
Consists of 494,522 shares held in the in Sharp Family 2012 Irrevocable Trust, of which Mr. Sharp's spouse is the trustee, and the remaining 13,600 shares are held by a not-for-profit charitable foundation for which Mr. Sharp disclaims beneficial ownership.

EQUITY COMPENSATION PLAN INFORMATION

As of April 1, 2014, 3,042,158 shares were reserved and available for issuance under all of our equity compensation plans referred to in the table below.  As of April 1, 2014, 27,182,007 shares were subject to issuance upon exercise of outstanding options at a weighted average exercise price of $6.83, and with a weighted average remaining life of 6.81 years.  As of April 1, 2014, 446,047 shares were subject to issuance upon vesting of restricted stock units at a weighted average grant date fair value of $7.43, and with a weighted average remaining life of 2.16 years. No shares were subject to outstanding restricted stock or other stock based awards that remain subject to forfeiture.
The following table provides information as of December 31, 2013 concerning securities authorized for issuance under equity compensation plans of the company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	33,628,265	(1)	$6.60	(2)	5,561,177	(3)
Equity compensation plans not approved by security holders	1,484,742	(4)	$6.29		277,549
Total	35,113,007		$6.59	(2)	5,838,726
______________________________________________

(1)
Of these shares of common stock, 3,060,901 shares and 234,083 shares were subject to outstanding options and RSUs respectively under the 2013 Plan, 4,566,007 shares and 110,133shares were subject to outstanding options and RSUs respectively under the 2012 Plan, 16,284,913 shares were subject to outstanding options under the 2009 Plan and 9,372,228 shares were subject to outstanding options under the 1996 Program.

(2)
The weighted average exercise price excludes the shares subject to outstanding RSUs because there is no exercise price. The weighted average exercise price also excludes the shares in the 2007 Employee Stock Purchase Plan (“2007 ESPP”). We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the 2007 ESPP or the weighted average exercise price of outstanding rights under the 2007 ESPP. The 2007 ESPP provides that shares of our common stock may be purchased at a per share price equal to 85% of the fair market value of the common stock on the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower.

(3)
Consists of 2,345,323 shares of our common stock reserved for issuance under our 2013 Plan and 3,215,854 shares of our common stock reserved for future issuance under our 2007 ESPP. Shares available for issuance under the 2013 Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units, performance units, performance shares and any other stock based award selected by the plan administrator. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the 2007 ESPP or the weighted average exercise price of outstanding rights under the 2007 ESPP. The 2007 ESPP provides that shares of our common stock may be purchased at a per share price equal to 85% of the fair market value of the common stock on the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower.

(4)	Of these shares of common stock, 1,440,162 shares and 44,580 shares are subject to outstanding options and RSUs, respectively, under the 2008 Inducement Award Program.
2008 INDUCEMENT AWARD PROGRAM
In May 2008, the board adopted the 2008 Inducement Award Program (the “2008 Program”). The 2008 Program initially provided for the issuance of up to 1,250,000 shares of the company's common stock. In August 2009, the board approved the issuance of an additional 350,000 shares of the company's common stock and in February 2011, the board approved the issuance of an additional 200,000 shares of the company's common stock. As of April 1, 2014, options to acquire 1,091,424 shares and 39,930 RSU's were outstanding. Most of these options were granted in connection with the acquisition of WJ Communications and the acquisition of TriAccess Technologies. A small number of the options were granted in connection with select new employee hire grants. Stockholder approval of the 2008 Program was not required under the rules of the NASDAQ Global Select Market. The material terms of the 2008 Program are summarized below.
The purposes of the 2008 Program are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants and to promote the success of our business.
The 2008 Program authorizes the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock or cash awards at the discretion of the compensation committee to new employees.
The terms of options that may be granted under the 2008 Program are as follows. The exercise price of an option may not be less than the fair market value of our common stock on the date of grant and the term of each option will be stated in the stock option agreement. All of the options that are currently outstanding under the 2008 Program vest and become exercisable over a four year period. Payment of the exercise price may be made by cash, check, cashless exercise, other shares of our common stock, any other form of consideration permitted by applicable law or any combination of the foregoing methods of payment. Options may be made exercisable only under the conditions the board of directors or its appointed committee may establish. If an optionee's employment terminates for any reason, the option remains exercisable for a fixed period of three months or such longer period as may be fixed by the board or the compensation committee up to the remainder of the option's term.
The number of shares available for future grant and the number of shares subject to previously granted but unexercised options are subject to adjustment for any future stock dividends, splits, mergers, combinations, reclassification of the common stock or other changes in capitalization as described in the 2008 Program.
In the event of a merger of our company with or into another corporation, or the sale of substantially all of our assets, each outstanding option under the 2008 Program must be assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of such successor corporation. If the successor corporation refuses to assume or substitute for the option, the optionee will fully vest in and have the right to exercise the option as to all of the shares subject to the option, including shares which would not otherwise be vested or exercisable.
The 2008 Program provides that the board of directors may amend or terminate the 2008 Program without stockholder approval, but no amendment or termination of the 2008 Program or any award agreement may adversely affect any award previously granted under the 2008 Program without the written consent of the optionee.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Since January 1, 2013, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any current director, executive officer, holder of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest, other than the compensation agreements described in “Executive Compensation.”
We have agreed to indemnify certain current and former directors and officers of our company for reasonable costs and expenses incurred by these individuals in connection with certain civil actions and governmental investigations relating to our past stock option granting practices. Our agreement to pay reasonable fees and costs is subject to each individual's agreement to reimburse our company in the event that it is subsequently determined that the individual is not entitled to indemnification under our bylaws or applicable law.
Policies and Procedures for Approving Transactions with Related Persons
The audit committee of the board of directors has the responsibility to review and approve related person transactions, either in advance or when we become aware of a related person transaction that was not reviewed and approved in advance, but neither the audit committee nor the board has adopted a written policy or procedures governing its approval of transactions with related persons.
Director Independence
TriQuint has adopted its own standards for director independence, which are compliant with the rules of the NASDAQ Global Select Market. These independence standards are posted on our Internet web site. The Internet address for our web site is www.TriQuint.com, and the director independence standards may be found as follows:

1.	From our main web page, first click on “Investors”

2.	Next, click on “Corporate Governance.”

3.	Next, click on “Policy Regarding Director Independence.”
Each member of the board of directors and the board committees, except for Mr. Quinsey, meets these independence standards. Mr. Quinsey does not meet these independence standards because he is the current president and chief executive officer of TriQuint. Because Mr. Quinsey does not sit on any board committee, the board committees are composed entirely of independent directors.

Item 14.	Principal Accountant Fees and Services
The audit committee of the board has appointed KPMG LLP as TriQuint's independent registered public accounting firm to audit its consolidated financial statements for 2014 and internal control over financial reporting as of December 31, 2014. During 2013, KPMG LLP served as TriQuint's independent registered public accounting firm and has done so since 1991. Although TriQuint is not required to seek stockholder ratification of this appointment, the board believes it to be a sound corporate governance practice to do so. If the appointment is not ratified, the audit committee will investigate the reasons for stockholder rejection and will reconsider the appointment.
The following table shows KPMG LLP’s fees for the audit and other services provided for 2013 and 2012:

	2013	2012
Audit Fees(1)	$1,088,517	$1,138,187
Tax Fees(2)	419,220	281,533
	$1,507,737	$1,419,720
 ___________________________________

(1)
Audit fees represent fees for professional services provided in connection with the integrated audit of our financial statements and our internal control over financial reporting, and reviews of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	During 2013 and 2012, we engaged KPMG LLP for corporate tax restructuring services.
Pre-Approval of Audit and Non-Audit Services
The audit committee pre-approves all audit and permissible non-audit services provided by TriQuint's independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Prior to engaging TriQuint's independent registered public accounting firm to render an audit or permissible non-audit services, the audit committee specifically approves the engagement of TriQuint's independent registered public accounting firm to render that service. Accordingly, TriQuint does not engage its independent registered public accounting firm to render audit or permissible non-audit services pursuant to pre-approval policies or procedures or otherwise, unless the engagement to provide such services has been approved by the audit committee in advance. As such, the engagement of KPMG LLP to render 100% of the services described in the categories above was approved by the audit committee in advance of rendering these services.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:
1.Index to Consolidated Financial Statements. The consolidated financial statements of TriQuint Semiconductor, Inc. and subsidiaries were previously filed with our Annual Report on Form 10-K for the year ended December 31, 2013.
2.Consolidated Financial Statement Schedules. All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto, which were previously filed with our Annual Report on Form 10-K for the year ended December 31, 2013.
3.Index to Exhibits.

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

10.54+	2007 Employee Stock Purchase Plan, as amended on February 13, 2013.
10.55+
Employment Agreement dated September 12, 2007 between Registrant and Steven J Buhaly, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for filed with the SEC on September 17, 2007.

33

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

21.1±
Subsidiaries of the Registrant, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 21, 2014.

23.1±
Consent of Independent Registered Public Accounting Firm, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 21, 2014.

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2±	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 21, 2014.

101.INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 ______________
* Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

± Included in this Report

34

+	Management contract or compensatory plan

35

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.
Dated: April 10, 2014	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: April 10, 2014	By:	/s/ STEVEN J. BUHALY
Steven J. Buhaly Vice President of Finance and Administration, Secretary and Chief Financial Officer

36