Form 10-Q
period 2014-03-29
TRIQUINT SEMICONDUCTOR INC
filed 2014-05-02
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 29, 2014
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number	0-22660
TRIQUINT SEMICONDUCTOR, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3654013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 N.E. Brookwood Parkway, Hillsboro, Oregon	97124
(Address of principal executive offices)	(Zip Code)
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
As of April 30, 2014, there were 171,332,159 shares of the Registrant’s common stock outstanding.

RIQUINT SEMICONDUCTOR, INC.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenue	$177,606	$184,209
Cost of goods sold	118,556	145,437
Gross profit	59,050	38,772
Operating expenses:
Research, development and engineering	49,870	46,071
Selling, general and administrative	29,163	27,241
Total operating expenses	79,033	73,312
Loss from operations	(19,983)	(34,540)
Other (expense) income :
Interest income	27	38
Interest expense	(855)	(1,139)
Other, net	45	(309)
Total other expense, net	(783)	(1,410)
Loss before income tax	(20,766)	(35,950)
Income tax benefit	(1,697)	(8,001)
Net loss	(19,069)	(27,949)
Net loss per common share:
Basic	$(0.12)	$(0.17)
Diluted	$(0.12)	$(0.17)
Common equivalent shares:
Basic	164,386	160,758
Diluted	164,386	160,758
Other comprehensive (loss) income:
Net unrealized gain on available for sale investments	—	2
Comprehensive loss	$(19,069)	$(27,947)

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	March 29, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$163,522	$79,026
Accounts receivable, net	124,038	177,114
Inventories	162,969	159,488
Prepaid expenses	12,442	13,617
Deferred tax assets, net	13,467	12,787
Other current assets	38,430	39,960
Total current assets	514,868	481,992
Property, plant and equipment, net	419,829	420,363
Goodwill	13,519	13,519
Intangible assets, net	21,826	23,510
Deferred tax assets – noncurrent, net	63,154	61,554
Other noncurrent assets, net	33,915	32,319
Total assets	$1,067,111	$1,033,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	53,665	52,472
Accrued payroll	37,024	39,743
Other accrued liabilities	16,044	15,893
Total current liabilities	106,733	108,108
Long-term liabilities:
Long-term income tax liability	2,152	2,062
Cross-licensing liability	11,985	11,752
Other long-term liabilities	16,819	16,782
Total liabilities	137,689	138,704
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 600,000 shares authorized, 168,568 and 161,774 shares issued and outstanding at March 29, 2014 and December 31, 2013, respectively	169	162
Additional paid-in capital	753,834	699,903
Accumulated other comprehensive income	95	95
Retained earnings	175,324	194,393
Total stockholders’ equity	929,422	894,553
Total liabilities and stockholders’ equity	$1,067,111	$1,033,257
The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net loss	$(19,069)	$(27,949)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,856	25,628
Stock-based compensation charges	6,590	7,023
Deferred income taxes	(2,280)	(8,878)
Earnout and milestone liability	396	396
Other	260	(22)
Changes in assets and liabilities:
Accounts receivable, net	53,076	26,653
Inventories	(3,125)	1,966
Other assets	3,073	4,628
Accounts payable and accrued expenses	(9,943)	(3,032)
Net cash provided by operating activities	54,834	26,413
Cash flows from investing activities:
Purchase of available-for-sale investments	—	(6,323)
Maturity/sale of available-for-sale investments	—	8,169
Other	161	29
Capital expenditures	(21,650)	(29,359)
Net cash used in investing activities	(21,489)	(27,484)
Cash flows from financing activities:
Subscription/issuance of common stock, net	42,345	5,097
Excess tax benefit from stock-based compensation arrangements	8,806	—
Net cash provided by financing activities	51,151	5,097
Net increase in cash and cash equivalents	84,496	4,026
Cash and cash equivalents at beginning of period	79,026	116,653
Cash and cash equivalents at end of period	$163,522	$120,679
Supplemental disclosures:
Change in timing of payments related to capital expenditures	$2,409	$9,515
Cash paid for income taxes, net of cash refunds	$699	$727
The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1.	Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For TriQuint Semiconductor, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the valuation of inventory, the accounting for income taxes, precious metals reclaim and stock-based compensation. Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. In the opinion of management, the condensed consolidated financial statements include all material adjustments, consisting only of normal, recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of and for the fiscal year ended December 31, 2013, included in the Company’s 2013 Annual Report on Form 10-K filed with the SEC on February 21, 2014.

2.    Fair Value of Financial Instruments
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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Assets and liabilities measured and recorded at fair value on a recurring basis at March 29, 2014 are as follows:

	Carrying Amount	Total Fair Value
			Cash	Level 1	Level 3
Measured on a recurring basis:
Assets:
Cash	$72,610	$72,610	$72,610	$—	$—
Cash equivalents	90,912	90,912	—	90,912	—
Non-qualified deferred compensation plan	6,523	6,523	—	6,523	—
Total	$170,045	$170,045	$72,610	$97,435	$—
Liabilities:
Earnout and milestone payment liability	2,822	2,822	—	—	2,822
Non-qualified deferred compensation plan	6,523	6,523	—	6,523	—
Total	$9,345	$9,345	$—	$6,523	$2,822

Assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2013 are as follows:

	Carrying Amount	Total Fair Value
			Cash	Level 1	Level 3
Measured on a recurring basis:
Assets:
Cash	$53,122	$53,122	$53,122	$—	$—
Cash equivalents	25,904	25,904	—	25,904	—
Non-qualified deferred compensation plan	6,571	6,571	—	6,571	—
Total	$85,597	$85,597	$53,122	$32,475	$—
Liabilities:
Earnout and milestone payment liability	$2,426	$2,426	$—	$—	$2,426
Non-qualified deferred compensation plan	6,571	6,571	—	6,571	—
Total	$8,997	$8,997	$—	$6,571	$2,426
There were no transfers between Level 1 and Level 3 fair value measurements during the three months ended March 29, 2014 or March 30, 2013. The Company did not have any financial assets or liabilities measured at fair value on a recurring basis within Level 2 fair value measurements as of March 29, 2014 or December 31, 2013.
The Company's non-qualified deferred compensation plan provides eligible employees and members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The Company includes the asset deferred by the participants in Other noncurrent assets, net on its consolidated balance sheets and the Company’s obligation to deliver the deferred compensation in Other long-term liabilities on its consolidated balance sheets.
The Company's earnout and milestone payment liability as of March 29, 2014 resulted from two acquisitions during 2012 and represents the fair value of the estimated payout to the former businesses contingent upon meeting certain requirements. For the first acquisition, as of March 29, 2014, the Company estimated the fair value of the obligation as $1,298 using a cash flow based approach discounted with a market discount rate. For the second acquisition, as of March 29, 2014, the Company estimated the fair value of the obligation as $1,524 using a Monte Carlo simulation model discounted using the risk free rate adjusted for an applicable credit spread. During the three months ended March 29, 2014, the Company remeasured the fair value of its obligations based on a change in forecast related to the achievement of earnout targets. The change in estimate resulted in an increase to the liability of $170 in aggregate and was recorded to selling general and administrative expenses in the statement of operations. For both of the acquisitions, total accretion of $226 was recognized during the three months ended March 29, 2014.

Ending earnout and milestone payment liability at December 31, 2013	$2,426
Accretion	226
Change in estimate	170
Ending earnout and milestone payment liability at March 29, 2014	$2,822
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Company entered into two separate cross-licensing agreements, one in 2012 and another in the first quarter of 2014. The fair value of the first cross-licensing agreement was estimated using a discounted cash flow model which discounted the future cash flows using an incremental borrowing rate of 9%. The fair value of the second cross-licensing agreement was estimated using a discounted cash flow model which discounted the future cash flows using an incremental borrowing rate of 5%. These cross-licensing liabilities are categorized as Level 3 in the fair-value hierarchy and the ending fair value at March 29, 2014 was $15,125, of which $3,140 was current and is included in other accrued liabilities on the consolidated balance sheets.
3.    Investments in Cash Equivalents and Marketable Securities
As of March 29, 2014 and December 31, 2013, cash equivalents were classified as available-for-sale and had maturity dates of less than 90 days from the date of purchase. All unrealized gains and losses on available-for-sale investments are included in Other comprehensive (loss) income. The cost, net unrealized holding gains, net unrealized holding losses and fair value of available-for-sale investments by types and classes of security at March 29, 2014 consisted of the following:

March 29, 2014	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale-included in cash equivalents:
Money market funds	$90,912	$—	$—	$90,912
	$90,912	$—	$—	$90,912

The cost, net unrealized holding gains, net unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2013 consisted of the following:

At December 31, 2013	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale-included in cash equivalents:
Money market funds and other	$25,904	$—	$—	$25,904
	$25,904	$—	$—	$25,904
Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operating and financing cash flow factors. During the three months ended March 29, 2014, the Company did not record any other-than-temporary impairments on its investments in cash equivalents.

4.    Net Loss Per Share

Basic net loss per common share and diluted net loss per common share are calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Dilutive securities include options granted pursuant to the Company's stock option plans, potential shares related to Restricted Stock Units ("RSUs") and Market-Based Restricted Stock Units ("MSUs"), and potential shares related to the Company's Employee Stock Purchase Plan ("ESPP").
For the three months ended March 29, 2014, all outstanding options and potential shares related to RSUs and MSUs, included in Note 9, were excluded from the calculation as their effect would have been antidilutive. For the three months ended March 30, 2013, all outstanding options, totaling 33,234, were excluded from the calculation as their effect would have been antidilutive.

5.    Selected Financial Statement Information

	March 29, 2014	December 31, 2013
Accounts receivable, net:
Trade accounts receivable	$124,069	$177,134
Allowance for doubtful accounts	(31)	(20)
	$124,038	$177,114
Inventories:
Raw materials	$30,542	$28,502
Work-in-process	83,939	82,141
Finished goods	48,488	48,845
	$162,969	$159,488
Other current assets:
Precious metals reclaim	$21,686	$25,742
Other	16,744	14,218
	$38,430	$39,960
Accrued payroll:
Accrued payroll and taxes	$16,146	$16,746
Accrued paid time off and sabbatical	16,387	16,593
Accrued management incentive program	2,399	4,303
Self-insurance liability	2,092	2,101
	$37,024	$39,743

6.    Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 29, 2014	December 31, 2013
Land	$19,699	$19,699
Buildings	95,197	95,090
Building and leasehold improvements	36,072	33,341
Machinery and equipment	749,615	734,912
Furniture and fixtures	7,100	7,042
Computer equipment and software	51,574	50,226
Assets in process	35,015	32,091
Total property, plant and equipment, gross	994,272	972,401
Accumulated depreciation	(574,443)	(552,038)
Total property, plant and equipment, net	$419,829	$420,363
The Company reported depreciation expense as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Depreciation expense	$24,385	$23,862

7.    Goodwill and Other Acquisition-Related Intangible Assets
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
Unless indicators warrant testing at an earlier date, the Company performs its annual goodwill impairment test in the fourth quarter of each year. During the three months ended March 29, 2014, there were no impairments recorded.
Information regarding the Company’s acquisition-related intangible assets is as follows:

		March 29, 2014				December 31, 2013
	Weighted Average Remaining Useful Life (years)	Gross	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (years)	Gross	Accumulated Amortization	Net Book Value
Goodwill		$13,519	$—	$13,519		$13,519	$—	$13,519
Amortizing intangible assets:
Developed Technology and other	8.1	47,020	(32,810)	14,210	8.0	47,020	(31,679)	15,341
Patents and Trademarks	9.9	3,623	(1,852)	1,771	10.1	3,623	(1,805)	1,818
Customer Relationships	5.4	13,979	(8,771)	5,208	5.6	13,979	(8,478)	5,501
		64,622	(43,433)	21,189		64,622	(41,962)	22,660
Non-amortizing intangible assets:
In-process research and development		637	—	637		850	—	850
Total intangible assets		65,259	(43,433)	21,826		65,472	(41,962)	23,510
Total goodwill and intangible assets		$78,778	$(43,433)	$35,345		$78,991	$(41,962)	$37,029
Amortization expense related to intangible assets is as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Amortization expense	$1,471	$1,766

The Company abandoned and wrote off one product line that was included in in-process research and development of $213 during the three months ended March 29, 2014. The charge was recorded to research, development and engineering expense in the statement of operations. There were no similar charges during the three months ended March 30, 2013.

8.    Credit Facility
On September 30, 2010, the Company, the domestic subsidiaries of the Company (the “Guarantors”), Bank of America, N.A., as administrative agent and lender, and Union Bank, N.A., Wells Fargo Bank, N.A., Bank of the West, BBVA Compass Bank and US Bank, as lenders (together with the administrative agent, the “Lenders”), entered into a Credit Agreement (the “Agreement”). The Agreement provided the Company with a three-year unsecured revolving syndicated credit facility of $200,000 maturing on September 30, 2013. On August 24, 2011, the Company extended, with the Lenders' consent, the maturity date to September 30, 2014. The Company’s obligations under the Agreement are jointly and severally guaranteed by the Guarantors. Upon the occurrence of events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable.
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
The Agreement contains non-financial covenants of the Company and the Guarantors, including restrictions on the ability to create, incur or assume liens and other debt, make certain investments, dispositions and restricted payments, change the nature of the business, and merge with other entities subject to certain caps as defined in the agreement. The Agreement requires the Company to maintain ratios defined in the Agreement, which include a consolidated total leverage ratio as of the end of any fiscal quarter not in excess of 2.50 to 1.00, a consolidated liquidity ratio of at least 1.25 to 1.00 and a consolidated interest coverage ratio at a minimum of 3.00 to 1.00. The Company was in compliance with these covenants as of March 29, 2014.
At March 29, 2014 and December 31, 2013, there were no amounts outstanding under the Agreement. Because there were no borrowings during the respective periods, no interest cost was incurred on borrowings during the three months ended March 29, 2014 or March 30, 2013.

9.    Stock-Based Compensation
Stock-based compensation expense consists of compensation costs related to grants of stock options, RSUs and MSUs, and to the ESPP. The table below summarizes the stock-based compensation expense for the three months ended March 29, 2014 and March 30, 2013:

	Three Months Ended
	March 29, 2014	March 30, 2013
Stock-based compensation expense:
Cost of goods sold	$1,785	$2,036
Research, development and engineering	2,473	2,474
Selling, general and administrative	2,332	2,513
Total stock-based compensation expense included in net loss from operations	$6,590	$7,023
Stock Options
The following table summarizes the Company’s stock option transactions for the three months ended March 29, 2014:

	Three Months Ended
	March 29, 2014
	Shares	Weighted-average exercise price per share
Outstanding at beginning of the period	34,724	$6.59
Granted	51	9.26
Exercised	(6,794)	5.62
Forfeited	(705)	6.70
Outstanding at March 29, 2014	27,276	$6.84
Restricted Stock Units and Market Based Restricted Stock Units
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
During 2013, the Company granted MSUs to certain members of executive management. The number of shares that are ultimately awarded is contingent upon the achievement of pre-determined market and service conditions. Market conditions must be met for shares to be awarded, even if the service conditions are met. Fair value of the awards is determined at the grant date based on the target number of awards ultimately expected to be awarded. Compensation expense associated with the awards is calculated based on the target number of shares ultimately expected to be awarded and is recognized on a straight line basis over the requisite service period and will not be reversed even if the market conditions are not met. The number of shares of common stock to be awarded will range from zero to 150 percent of the target number of stock units based on the Company's total stockholder return (“TSR”) relative to the performance of companies in the SPDR S&P Semiconductor Index ("SPDR") for the applicable measurement period. TSR is calculated based on market performance between the beginning and end of the award period, generally over three years. Based on the number of awards outstanding as of March 29, 2014, the maximum number of shares of common stock that could be awarded is 299 shares.
The fair value of the MSUs was determined using a Monte Carlo simulation model. The Monte Carlo simulation model is affected by assumptions regarding subjective and complex variables. Generally, the Company's assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes.
The following table summarizes RSU and MSU activity for the three months ended March 29, 2014:

	Three Months Ended
	March 29, 2014
	Stock Units	Weighted-average grant date fair value
Outstanding at beginning of the period	389	$7.67
Granted	69	$8.97
Vested	—	$—
Forfeitures	(12)	$7.82
Outstanding at March 29, 2014	446	$7.87
ESPP
Employees participating in the ESPP authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company's common stock at a discount. ESPP stock purchases typically occur during the second and fourth quarters. Due to this timing, there were no purchases during the three months ended March 29, 2014.

10.    Income Taxes
The Company recorded income tax benefit of $1,697 and $8,001 for the three months ended March 29, 2014 and March 30, 2013, respectively. The income tax benefit for the three months ended March 29, 2014 was primarily the result of the Company's pre-tax loss, and the recognition of stock-based compensation tax deductions related to disqualifying dispositions on exercises in the quarter. The income tax benefit for the three months ended March 30, 2013 was primarily the result of the Company's pre-tax loss, and the recognition of U.S. federal tax credits.
As of March 29, 2014, the U.S. Congress had not extended the general business credit for research and experimentation. The Company has not estimated the effect of the expiration of this credit, nor does the income tax expense for the three months ended March 29, 2014 reflect a benefit for the credit.
No provision has been made for the U.S., state or additional foreign income taxes related to approximately $70,500 of undistributed earnings of foreign subsidiaries which have been permanently reinvested outside the U.S. except for existing earnings that have been previously taxed. In the event of repatriation, which would generally require board approval, the earnings may be subject to an estimated $25,000 of U.S. federal and state income taxes and foreign withholding taxes.
The major jurisdictions in which the Company files tax returns are the United States, Singapore and Costa Rica. In 2012, the Company expanded its presence into Asia by increasing operations in Singapore. Due to agreements with the Costa Rican and Singaporean governments, the Company was granted income tax holidays of varying rates through March 2017 and December 2019, respectively. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. The Company was in compliance with these requirements as of March 29, 2014.
Deferred Income Taxes
As of March 29, 2014, deferred tax assets of $76,621, net of a $16,514 valuation allowance, were recorded on the balance sheet. As of December 31, 2013, the Company had deferred tax assets of $74,341, net of a $16,639 valuation allowance. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized. The Company maintains a valuation allowance against the tax effect of all capital loss carryforwards, certain state and foreign net operating loss carryforwards, and certain state credit carryforwards, as management does not believe it is more likely than not that these benefits will be realized in future periods.
Unrecognized Tax Benefits
In the three months ended March 29, 2014, net unrecognized tax benefits increased $90 primarily as a result of an additional liability recorded to address existing potential exposures from positions that could be challenged by taxing authorities. Within the next 12 months, the Company believes it is reasonably possible that $1,400 of net unrecognized tax benefits may be reduced as a result of the expiration of a statute of limitations. Interest and penalties associated with unrecognized tax benefits are accrued and classified as a component of tax expense in the statement of operations and comprehensive loss.
Net unrecognized tax benefits at March 29, 2014 and December 31, 2013 were as follows:

	March 29, 2014	December 31, 2013
Net unrecognized tax benefits	$2,152	$2,062

11.    Commitments and Contingencies
Legal Matters
The Company is from time to time involved in litigation, certain other claims and arbitration matters arising in the ordinary course of its business. In addition, since the public announcement of the proposed business combination with RF Micro Devices, Inc. (“RFMD”) on February 24, 2014, five putative stockholder class action lawsuits have been filed against the Company, its directors, RFMD, and others in connection with the proposed mergers. Two of the five actions were filed in the Multnomah County Circuit Court in the State of Oregon: (1) Roberts vs. TriQuint Semiconductor, Inc. et al., Case No. 1402-02441, filed on February 28, 2014; and (2) Lam v. Steven J. Sharp et al., Case No. 1403-02757, filed on March 6, 2014. The other three actions were filed in the Court of Chancery of the State of Delaware: (1) Philemon v. TriQuint Semiconductor, Inc. et al., Case No. 9415-VCN, filed on March 5, 2014; (2) Schmitz v. TriQuint Semiconductor, Inc. et al., Case No. 9427-VCN, filed on March 7, 2014; and (3) Wallace v. TriQuint Semiconductor, Inc. et al., Case No. 9429-VCN, filed on March 10, 2014. Each of these lawsuits was filed on behalf of a putative class of the Company’s stockholders against the Company, the individual members of the Company’s board of directors, RFMD, Rocky Holding, Inc., and/or the to-be-formed subsidiaries of Rocky Holding, Inc. that will be used to effect the mergers. The plaintiffs in each of these lawsuits generally seek, among other things, declaratory and injunctive relief concerning alleged breaches of fiduciary duties, injunctive relief prohibiting completion of the mergers, rescission of the mergers if they are completed, an accounting by defendants, rescissionary damages, attorney’s fees and costs, and other relief. The Company believes the lawsuits to be without merit and intends to defend the lawsuits vigorously. The Company does not believe the ultimate resolution of any such pending proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12.    Restructuring
In an effort to align company resources with the overall market shift towards discrete filters, during the fourth quarter of 2013, management approved a voluntary severance plan at its Hillsboro, Oregon facility, other targeted reductions in force at various locations, and the closure of its engineering and test facility in Santa Rosa, CA. These activities were substantially completed by the end of the fourth quarter of 2013. During the first quarter of 2014, management approved, and substantially completed, additional targeted reductions in force. Expenses incurred as a result of these activities primarily consisted of severance related costs, which were reflected in the Company's statement of operations for the three months ended March 29, 2014 as follows (in thousands):

Cost of goods sold	$715
Research, development and engineering	1,009
Selling, general and administrative	71
Total restructuring charges	$1,795

The following table summarizes the charges taken as a result of the restructuring plans:

	Severance	Lease abandonment costs	Total
Balance at December 31, 2013	$2,421	$495	$2,916
2014 restructuring charges	1,795	—	1,795
Payments	(2,771)	(77)	(2,848)
Balance at March 29, 2014	$1,445	$418	$1,863

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The discussion in this Report contains forward-looking statements, including statements regarding projected working capital and capital expenditures, potential investment needs, our expectations about reinvestment of foreign earnings, settlement of long-term income tax liability, anticipated customer needs, our expectation regarding delays in customer spending, our expectations regarding the proposed business combination transaction with RF Micro Devices, Inc., and other statements preceded by terminology such as “believes,” “continue,” “could,” “estimates,” “expects,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking statements made below, including those related to demand and growth in the wireless mobile devices, networks and defense & aerospace markets and our ability to take advantage of that growth; the ability to enter into defense & aerospace contracts; department of defense spending levels and the degree to which we may be affected by particular defense spending; uncertainty in federal defense budgets; the pace at which we release new products to support the defense & aerospace end market; the ability to diversify our customer base; our ability to achieve scale through targeted growth and continue to offer a diversified product portfolio to customers in our primary end markets; transitions in the mobile devices market including concentration of revenue in the handset market, continued growth of smartphones, shifts in end market demand to top smartphone suppliers, and growth in data traffic outpacing the capability of the existing infrastructure worldwide; strong growth in demand for our optical products; our ability to achieve positive operating results; transactions affecting liquidity and our ability to satisfy our projected expenditures through the next twelve months; factory utilization levels; the receipt of required regulatory approvals related to the proposed business combination with RF Micro Devices, Inc., and the completion of the proposed transaction; and other factors and risks referenced in this Report on Form 10-Q and in Item 1A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 entitled “Risk Factors.” In addition, historical information should not be considered an indicator of future performance.
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
Overview
TriQuint Semiconductor, Inc. provides a comprehensive portfolio of advanced, high-performance radio frequency ("RF") solutions. We are a high-volume supplier of both active and passive technologies. We design, develop and manufacture high-performance power amplifier, switch and filter modules in-house and provide them to the broad market, uniquely integrating many of the world's most advanced RF solutions to deliver solid customer value. We have built core competencies in gallium arsenide ("GaAs"), gallium nitride ("GaN"), surface acoustic wave ("SAW") and bulk acoustic wave ("BAW") technologies. We reach further, with solutions that boost performance and extend range while reducing size and bill of materials. We reach faster, utilizing our broad technology portfolio to simplify complex RF challenges and allow our customers better time to market.
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
Wafer and semiconductor manufacturing facilities require a significant level of fixed costs due to investments in plant and equipment, labor costs and repair and maintenance costs. During periods of high demand, factories run at higher utilization rates, generally resulting in improved financial performance. As the overall RF market has grown in recent years, with content expansion in smartphones, demand increased for our products. In response, we increased capital expenditures in order to add capacity to our factories. Now, with the increased capacity installed, higher fixed manufacturing costs adversely affect operating results when factories are not fully utilized.
Highlights for the Three Months Ended March 29, 2014
Revenue decreased 4% for the three months ended March 29, 2014 compared to the three months ended March 30, 2013.
Mobile devices represents the largest of our three major end markets. Revenue from the sales of our products in the mobile devices end market for the three months ended March 29, 2014 decreased 2% compared to the three months ended March 30, 2013. The decrease was primarily due to a decrease in sales to our largest customer as a result of a temporary inventory correction at an end customer. We have strategically invested in premium filters, wafer level packaging and copper flip. We believe our investments will lead to solving our customers' problems with crowded spectrum and constrained board space as long term evolution ("LTE") demand increases.
Revenue from sales of our products in the networks end market increased 1% for the three months ended March 29, 2014 compared to the three months ended March 30, 2013. This increase was attributed to sales of our radio access products in support of the time division LTE ("TD-LTE") build out in China, partially offset by decreased revenue from the sales of our transport and multi market products. Growth in data traffic, in the form of streaming video, location services, machine to machine communications and social networking continues to drive infrastructure changes worldwide. TriQuint products support the continuing evolution of new frequency spectrum allocations, relieve the issues caused by spectrum interference and enable higher throughput networks.
Revenue from sales of our products in the defense & aerospace end market decreased 18% for the three months ended March 29, 2014 compared to the three months ended March 30, 2013 due to decreased sales of our radar products. Our revenue in this market is dependent on program timing, which can result in swings from quarter to quarter. With the current uncertainty over federal defense budgets, we are seeing some delays in spending from our customers. Overall, however, we are in a strong position on the programs we support, such as the Joint Strike Fighter, TPQ-53 and radar upgrade programs targeting the large domestic and international fleets of F-16 and F/A18 fighter aircraft, but budget uncertainty limits our timing visibility. We continue to accelerate the release of new products to support this market.
Plan of Merger and Reorganization

On February 22, 2014, TriQuint and RF Micro Devices, Inc. (“RFMD”) entered into an Agreement and Plan of Merger and Reorganization pursuant to which TriQuint and RFMD agreed, on the terms and subject to the conditions of the merger agreement, to effect a strategic combination of their respective businesses through a “merger of equals” business combination transaction. At the closing of the transaction, TriQuint and RFMD will each become a wholly owned subsidiary of a newly formed holding company, currently named Rocky Holding, Inc. This holding company intends to apply to list its common stock on the NASDAQ Global Select Market, subject to official notice of issuance. Prior to completion of the mergers, we anticipate that Rocky Holding, Inc. will change its name, adopt a NASDAQ symbol for its common stock, and register a new trade name and logo that reflect the key attributes of the combined company. Current RFMD Chief Executive Officer Robert A. Bruggeworth will serve as President and Chief Executive Officer of the combined company and current TriQuint Chief Executive Officer Ralph G. Quinsey will serve as the non-executive Chairman of the Board of Directors. The combined company’s board will consist of ten directors, with five directors from the existing boards of each company, and eight of the ten directors will be independent.

Pursuant to the terms of the merger agreement, and upon completion of the mergers, TriQuint stockholders will receive 0.4187 of a share of common stock of the new holding company for each share of TriQuint common stock, and RFMD shareholders will receive 0.2500 of a share of common stock of the new holding company for each share of RFMD common stock. We anticipate that TriQuint stockholders and RFMD shareholders will each hold approximately 50% of the shares of common stock of the new holding company issued and outstanding immediately after completion of the mergers.
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
Our most critical accounting estimates include revenue recognition; valuation of inventory, which affects gross margin; accounting for income taxes; precious metals reclaim, which affects cost of goods sold; and stock-based compensation, which affects cost of goods sold and operating expenses. We also have other policies that we consider to be key accounting policies, such as the valuation of accounts receivable and reserves for sales returns and allowances; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates. For further discussion of our critical accounting policies and estimates, see Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
Results of Operations
The following table sets forth the results of our operations expressed as a percentage of revenue for the three months ended March 29, 2014 and March 30, 2013:

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenue	100.0%	100.0%
Cost of goods sold	66.8	79.0
Gross profit	33.2	21.0
Operating expenses:
Research, development and engineering	28.1	25.0
Selling, general and administrative	16.4	14.8
Total operating expenses	44.5	39.8
Loss from operations	(11.3)	(18.8)
Other (expense) income:
Interest income	0.0	0.0
Interest expense	(0.4)	(0.6)
Other, net	0.0	(0.2)
Total other expense, net	(0.4)	(0.8)
Loss before income tax	(11.7)	(19.6)
Income tax benefit	(1.0)	(4.4)
Net loss	(10.7)%	(15.2)%
Three Months Ended March 29, 2014 and March 30, 2013
Revenue from Operations
Revenue decreased $6.6 million, or 4%, for the three months ended March 29, 2014 compared to the three months ended March 30, 2013.
Revenue by end market for the three months ended March 29, 2014 and March 30, 2013, was as follows:

(in millions)	Three Months Ended
	March 29, 2014	March 30, 2013
Mobile Devices	$103.5	$105.5
Networks	51.6	51.2
Defense & Aerospace	22.5	27.5
Total	$177.6	$184.2

Mobile Devices
Revenue from the sales of our products in the mobile devices end market decreased approximately 2% for the three months ended March 29, 2014 compared to the three months ended March 30, 2013 primarily as a result of decreased revenue from sales of our 3G/2G and wireless local area networks ("WLAN") products, partially offset by increased revenue from our 4G/LTE products. We expect the combination of crowded spectrum, carrier aggregation, and expanding LTE adoption will continue to drive growth in our 4G/LTE end market. Revenue from the sales of our products in the three primary submarkets of the mobile devices end market was as follows:

(in millions)	Three Months Ended
	March 29, 2014	March 30, 2013
4G/LTE	$60.1	$3.6
3G/2G	35.1	83.6
WLAN	8.3	18.3
Total	$103.5	$105.5
Networks
Revenue from the sales of our products in the networks end market increased approximately 1% for the three months ended March 29, 2014 compared to the three months ended March 30, 2013. The increase was primarily due to increased sales of our radio access products, partially offset by decreased revenue from the sales of our transport and multi market products. Revenue from the sales of our products in the three primary submarkets of the networks end market was as follows:

(in millions)	Three Months Ended
	March 29, 2014	March 30, 2013
Radio Access	$26.1	$18.9
Transport	18.6	24.9
Multi-market	6.9	7.4
Total	$51.6	$51.2
Defense & Aerospace
Revenue from the sales of our products in the defense & aerospace end market decreased approximately 18% for the three months ended March 29, 2014 compared to the three months ended March 30, 2013, due primarily to decreased sales of radar products as a result of the timing of programs.
Significant Customers
For the three months ended March 29, 2014 and March 30, 2013, sales to Foxconn Technology Group accounted for 26% and 25% of our revenue, respectively. Our customers' product life cycles typically are short because they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. While we strive to maintain a strong relationship with our customers, there are no guarantees that our products will be included in the next generation of products introduced by Foxconn Technology Group or our other customers. Any significant loss of, or a significant reduction in purchases by, these or other significant customers, could have an adverse affect on our financial condition and results of operations.
Some of our mobile devices end customers use multiple subcontractors for product assembly and test and some of those subcontractors have multiple customers. Therefore, revenues from our customers may not necessarily equal the business of a single mobile devices end customer.

Gross Profit
Our gross profit as a percentage of revenue increased to 33.2% for the three months ended March 29, 2014, from 21.0% for the three months ended March 30, 2013. The increase in gross profit was primarily the result of better product mix, efficient factory management and cost reduction efforts.
Operating expenses
Research, development and engineering
Our research, development and engineering expenses for the three months ended March 29, 2014 increased $3.8 million, or 8%, compared to the three months ended March 30, 2013. The increase was primarily the result of higher payroll taxes attributed to an increase in stock option exercises and increased spending on material to develop new products.
Selling, general and administrative
Selling, general and administrative expenses for the three months ended March 29, 2014 increased $1.9 million, or 7%, compared to the three months ended March 30, 2013. The increase was primarily the result of higher professional fees associated with the proposed merger with RFMD and severance costs associated with our restructuring plans.
Other expense, net
Other expense, net was relatively flat for the three months ended March 29, 2014 compared to the three months ended March 30, 2013 with a decrease of $0.6 million, or 45%, primarily due to the effect of foreign remeasurement and lower interest expense.
Income tax benefit
We recorded an income tax benefit of $1.7 million and $8.0 million for the three months ended March 29, 2014 and March 30, 2013, respectively. The income tax benefit for the three months ended March 29, 2014 was primarily the result of our pre-tax loss and the recognition of stock-based compensation tax deductions related to disqualifying dispositions on exercises in the quarter. The income tax benefit for the three months ended March 30, 2013 was primarily the result of our pre-tax loss and the recognition of U.S. federal tax credits.

Liquidity and Capital Resources
Liquidity
As of March 29, 2014, our cash, cash equivalents and short-term marketable securities increased $84.5 million, or 107%, from December 31, 2013, primarily a result of:

•	a decrease in our accounts receivable balance of $53.1 million, or 30%, primarily due to lower revenue, and

•	proceeds from the subscription/issuance of common stock of $42.3 million primarily attributed to stock options exercised by employees
Sources of Liquidity
Our current cash, cash equivalents and short-term investments balances, together with cash anticipated to be generated from operations and the balance available on our $200 million syndicated credit facility, constitute our principal sources of liquidity. We believe these sources will satisfy our projected expenditures through the next twelve months. We intend to permanently reinvest all foreign earnings except for those of liquidating foreign entities and existing earnings that have been previously taxed. As of March 29, 2014, cash and short-term investments held by our foreign entities amounted to $34.3 million. Management intends to utilize this balance to satisfy intercompany trade activity between our foreign entities and the U.S. company, which is entered into through the normal course of business, and not subject to additional U.S. income taxes or foreign withholding taxes. At this time, we believe our domestic funds, along with the syndicated credit facility, are sufficient to meet our net domestic cash requirements for the next twelve months. The principal risks to these sources of liquidity are lower than expected earnings or capital expenditure requirements in excess of our expectations.
As of March 29, 2014, we had approximately $2.2 million of net unrecognized tax benefits, which are included in Long-term income tax liability on our consolidated balance sheets. We do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. Further, we are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.
Off Balance Sheet Arrangements
As of March 29, 2014, we did not have any off balance sheet arrangements, as defined in Regulation S-K Item 303(a)(4), except for operating leases for various facilities. We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our investments in cash equivalents are classified as available-for-sale securities and consist of highly-rated, short-term investments, such as money market funds, in accordance with an investment policy approved by our Board of Directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. The following table shows the fair value of our cash and investments as of March 29, 2014 (in millions):

	Cost	Fair Value
Cash and cash equivalents	$163.5	$163.5
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

The information set forth above under Note 11 contained in the "Notes to the Condensed Consolidated Financial Statements" is incorporated herein by reference.

Item 1A.Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factor below and the risk factors discussed in Item 1A, Risk Factors, contained in our 2013 Annual Report on Form 10-K as filed with the SEC on February 21, 2014.

The proposed business combination transaction may not be completed, which could negatively affect TriQuint’s ongoing business.
Although we and RFMD have signed a merger agreement in furtherance of the proposed mergers of TriQuint and RFMD with and into new subsidiaries of Rocky Holding, Inc., the completion of the mergers is subject to stockholder and regulatory approvals and other closing conditions, and there is no assurance that all of the conditions to closing will be met or that the mergers will be completed on a timely basis or at all. In addition, in specified circumstances, we or RFMD may be permitted to terminate the merger agreement, and may be required to pay a termination fee of either $66.7 million or $17.1 million (depending on the specific circumstances) if the mergers are not completed.
If the transaction is not completed for any reason, we may be harmed in a number of ways, including the following:

•
to the extent that the current market price of our common stock reflects an increase resulting from a market assumption that the transaction will be completed, the market price of our common stock may decline by the value attributed to this assumption, or could decline even more;

•	we may be required, in specified circumstances, to pay RFMD a termination fee of either $66.7 million or $17.1 million (depending on the specific circumstances),

•	an adverse reaction from our investors and potential investors may reduce future opportunities for financings or business combinations;

•	we will be required to pay certain costs relating to the mergers, whether or not the mergers are completed, such as significant fees and expenses relating to legal and accounting services.

•
under the merger agreement, we are subject to specified restrictions on the conduct of our business prior to completing the mergers that may adversely affect our ability to execute our business strategies; and

•
matters relating to the mergers may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that, had they been pursued, might have been beneficial to TriQuint as an independent company.

In addition, we could be subject to litigation related to any failure to complete the planned mergers. If the planned mergers are not completed, these risks may materially and adversely affect our stock price, financial results and ongoing business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In February 2014, our Board of Directors authorized the repurchase of an additional $51 million of our common stock under the our stock repurchase program, for a total authorization to purchase up to $75 million, at the discretion of management, from time to time.
No shares were repurchased during the three months ended March 29, 2014. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market condition. The stock repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified time period.

Item 6.	Exhibits

2.1
Agreement and Plan of Merger and Reorganization dated February 22, 2014, by and among TriQuint Semiconductor, Inc., RF Micro Devices, Inc. and Rocky Holding, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2014.

3.1	Second Amended and Restated Bylaws of Registrant, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.
 ______________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.

Dated: May 2, 2014	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: May 2, 2014	By:	/s/ STEVE BUHALY
Steve Buhaly
Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger and Reorganization dated February 22, 2014, by and among TriQuint Semiconductor, Inc., RF Micro Devices, Inc. and Rocky Holding, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2014.

3.1	Second Amended and Restated Bylaws of Registrant, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.
 ______________