Form 10-Q
period 2014-06-28
TRIQUINT SEMICONDUCTOR INC
filed 2014-07-31
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 28, 2014
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number	0-22660
TRIQUINT SEMICONDUCTOR, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3654013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 N.E. Brookwood Parkway, Hillsboro, Oregon	97124
(Address of principal executive offices)	(Zip Code)
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
As of July 29, 2014, there were 174,855,047 shares of the Registrant’s common stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue	$230,771	$190,103	$408,377	$374,312
Cost of goods sold	138,057	133,384	256,613	278,821
Gross profit	92,714	56,719	151,764	95,491
Operating expenses:
Research, development and engineering	48,001	47,107	97,871	93,178
Selling, general and administrative	37,316	25,989	66,479	53,230
Total operating expenses	85,317	73,096	164,350	146,408
Income (loss) from operations	7,397	(16,377)	(12,586)	(50,917)
Other (expense) income :
Interest income	42	38	69	76
Interest expense	(844)	(1,137)	(1,699)	(2,276)
Other, net	(624)	336	(579)	27
Total other expense, net	(1,426)	(763)	(2,209)	(2,173)
Income (loss) before income tax	5,971	(17,140)	(14,795)	(53,090)
Income tax expense (benefit)	761	(2,255)	(936)	(10,256)
Net income (loss)	5,210	(14,885)	(13,859)	(42,834)
Net earnings (loss) per common share:
Basic	$0.03	$(0.09)	$(0.08)	$(0.27)
Diluted	$0.03	$(0.09)	$(0.08)	$(0.27)
Common equivalent shares:
Basic	171,770	159,347	168,140	160,044
Diluted	181,319	159,347	168,140	160,044
Other comprehensive income (loss):
Net unrealized loss on available for sale investments	(2)	(4)	(2)	(2)
Comprehensive income (loss)	$5,208	$(14,889)	$(13,861)	$(42,836)

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	June 28, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$214,498	$79,026
Investments in marketable securities	8,979	—
Accounts receivable, net	141,719	177,114
Inventories	157,400	159,488
Prepaid expenses	10,429	13,617
Deferred tax assets, net	15,982	12,787
Other current assets	37,341	39,960
Total current assets	$586,348	481,992
Property, plant and equipment, net	415,109	420,363
Goodwill	13,519	13,519
Intangible assets, net	20,680	23,510
Deferred tax assets – noncurrent, net	61,679	61,554
Other noncurrent assets, net	34,073	32,319
Total assets	$1,131,408	$1,033,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	65,779	52,472
Accrued payroll	41,587	39,743
Other accrued liabilities	12,101	15,893
Total current liabilities	119,467	108,108
Long-term liabilities:
Long-term income tax liability	3,996	2,062
Cross-licensing liability	11,604	11,752
Other long-term liabilities	16,402	16,782
Total liabilities	151,469	138,704
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 600,000 shares authorized, 174,060 and 161,774 shares issued and outstanding at June 28, 2014 and December 31, 2013, respectively	174	162
Additional paid-in capital	799,138	699,903
Accumulated other comprehensive income	93	95
Retained earnings	180,534	194,393
Total stockholders’ equity	979,939	894,553
Total liabilities and stockholders’ equity	$1,131,408	$1,033,257
The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net loss	$(13,859)	$(42,834)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,777	52,029
Stock-based compensation charges	14,095	14,216
Deferred income taxes	(3,320)	(11,245)
Gain/recovery of investment	—	(421)
Earnout and milestone liability	166	(1,635)
Other	1,215	(87)
Changes in assets and liabilities:
Accounts receivable, net	35,395	33,383
Inventories	2,200	(32,044)
Other assets	6,516	21,913
Accounts payable and accrued expenses	8,912	(6,855)
Net cash provided by operating activities	103,097	26,420
Cash flows from investing activities:
Purchase of available-for-sale investments	(9,995)	(11,919)
Maturity/sale of available-for-sale investments	—	19,437
Proceeds from gain/recovery of investment in other companies	—	421
Other	872	686
Capital expenditures	(42,959)	(57,281)
Net cash used in investing activities	(52,082)	(48,656)
Cash flows from financing activities:
Subscription/issuance of common stock, net	76,513	11,526
Borrowing on credit facility	—	20,000
Repurchase of common stock	—	(51,125)
Earnout payments	(526)	—
Excess tax benefit from stock-based compensation arrangements	8,470	(275)
Net cash provided by (used in) financing activities	84,457	(19,874)
Net increase (decrease) in cash and cash equivalents	135,472	(42,110)
Cash and cash equivalents at beginning of period	79,026	116,653
Cash and cash equivalents at end of period	$214,498	$74,543
Supplemental disclosures:
Change in timing of payments related to capital expenditures	$3,121	$11,446
Cash paid for income taxes, net of cash refunds	$1,177	$1,100
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

2.     Recent Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Assets and liabilities measured and recorded at fair value on a recurring basis at June 28, 2014 are as follows:

	Carrying Amount	Total Fair Value
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$93,566	$93,566	$93,566	$—	$—	$—
Cash equivalents	120,932	120,932	—	111,934	8,998	—
Short-term—marketable securities	8,979	8,979	—	—	8,979	—
Long-term—marketable securities	1,014	1,014	—	—	1,014
Non-qualified deferred compensation plan	6,875	6,875	—	6,875	—	—
Total	$231,366	$231,366	$93,566	$118,809	$18,991	$—
Liabilities:
Earnout and milestone payment liability	2,066	2,066	—	—	—	2,066
Non-qualified deferred compensation plan	6,875	6,875	—	6,875	—	—
Total	$8,941	$8,941	$—	$6,875	$—	$2,066

Assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2013 are as follows:

	Carrying Amount	Total Fair Value
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$53,122	$53,122	$53,122	$—	$—	$—
Cash equivalents	25,904	25,904	—	25,904	—	—
Non-qualified deferred compensation plan	6,571	6,571	—	6,571	—	—
Total	$85,597	$85,597	$53,122	$32,475	$—	$—
Liabilities:
Earnout and milestone payment liability	$2,426	$2,426	$—	$—	$—	$2,426
Non-qualified deferred compensation plan	6,571	6,571	—	6,571	—	—
Total	$8,997	$8,997	$—	$6,571	$—	$2,426
There were no transfers between Level 1, Level 2 or Level 3 fair value measurements during the three or six months ended June 28, 2014 and June 29, 2013.
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
The Company's earnout and milestone payment liability as of June 28, 2014 resulted from two acquisitions during 2012 and represents the fair value of the estimated payout to the former businesses contingent upon meeting certain requirements. For the first acquisition, as of June 28, 2014, the Company estimated the fair value of the obligation as $584 using a cash flow based approach discounted with a market discount rate. For the second acquisition, as of June 28, 2014, the Company estimated the fair value of the obligation as $1,482 using a Monte Carlo simulation model discounted using the risk free rate adjusted for an applicable credit spread. During the six months ended June 28, 2014, the Company remeasured the fair value of its obligations based on a change in forecast related to the achievement of earnout targets. The change in estimate resulted in a decrease to the liability of $279 in aggregate and was recorded to selling, general and administrative expenses in the statement of operations. For both of the acquisitions, total accretion of $445 was recognized during the six months ended June 28, 2014.

Ending earnout and milestone payment liability at December 31, 2013	$2,426
Accretion	445
Change in estimate	(279)
Payments	(526)
Ending earnout and milestone payment liability at June 28, 2014	$2,066
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Company entered into two separate cross-licensing agreements, one in 2012 and another in the first quarter of 2014. The fair value of the first cross-licensing agreement was estimated using a discounted cash flow model which discounted the future cash flows using an incremental borrowing rate of 9%. The fair value of the second cross-licensing agreement was estimated using a discounted cash flow model which discounted the future cash flows using an incremental borrowing rate of 5%. These cross-licensing liabilities are categorized as Level 3 in the fair-value hierarchy and the ending fair value at June 28, 2014 was $14,144, of which $2,540 was current and is included in other accrued liabilities on the consolidated balance sheets.
4.    Investments in Cash Equivalents and Marketable Securities
As of June 28, 2014 and December 31, 2013, cash equivalents and short-term investments were classified as available-for-sale. Cash equivalents had maturity dates of less than 90 days at the date acquired, and short-term investments had maturity dates of less than one year, from the date of purchase. All unrealized gains and losses on available-for-sale investments are included in Other comprehensive income (loss). The cost, net unrealized holding gains, net unrealized holding losses and fair value of available-for-sale investments by types and classes of security at June 28, 2014 consisted of the following:

At June 28, 2014	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale-included in cash equivalents:
Money market funds	$111,934	$—	$—	$111,934
Corporate debt securities	8,998	—	—	8,998
Available-for-sale-included in short-term marketable securities:
Corporate debt securities	8,981	—	(2)	8,979
Long-term investments included in Other noncurrent assets, net:
Corporate debt securities	1,014	—	—	1,014
	$130,927	$—	$(2)	$130,925

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
Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operating and financing cash flow factors. During the three and six months ended June 28, 2014, the Company did not record any other-than-temporary impairments on its investments in cash equivalents.

5.    Net Earnings (Loss) Per Share
Net earnings (loss) per share is presented as basic and diluted net earnings (loss) per share. Basic net earnings (loss) per share is net earnings (loss) available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net earnings per share is similar to basic net earnings (loss) per share, except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect. Dilutive securities include options granted pursuant to the Company’s stock option plans, and potential shares related to Restricted Stock Units ("RSUs"), Market-Based Restricted Stock Units ("MSUs") and the Company’s Employee Stock Purchase Plan ("ESPP").
The following is a reconciliation of the basic and diluted shares:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income (loss):	$5,210	$(14,885)	$(13,859)	$(42,834)
Shares for net income (loss) per share:
Weighted-average shares outstanding—Basic	171,770	159,347	168,140	160,044
Dilutive securities	9,549	—	—	—
Weighted-average shares outstanding—Diluted	181,319	159,347	168,140	160,044

For the three months ended June 28, 2014, no potential shares were excluded from the calculation. For the six months ended June 28, 2014 and the three and six months ended June 29, 2013, potential shares of 8,949, 4,024, and 3,216, respectively, related to RSUs, MSUs and the ESPP were excluded from the calculation as their effect would have been antidilutive.

6.    Selected Financial Statement Information

	June 28, 2014	December 31, 2013
Accounts receivable, net:
Trade accounts receivable	$141,719	$177,134
Allowance for doubtful accounts	—	(20)
	$141,719	$177,114
Inventories:
Raw materials	$27,157	$28,502
Work-in-process	76,487	82,141
Finished goods	53,756	48,845
	$157,400	$159,488
Other current assets:
Precious metals reclaim	$24,347	$25,742
Other	12,994	14,218
	$37,341	$39,960
Accrued payroll:
Accrued payroll and taxes	$15,569	$16,746
Accrued paid time off and sabbatical	18,132	16,593
Accrued management incentive program	5,702	4,303
Self-insurance liability	2,184	2,101
	$41,587	$39,743

7.    Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	June 28, 2014	December 31, 2013
Land	$19,699	$19,699
Buildings	95,117	95,090
Building and leasehold improvements	36,249	33,341
Machinery and equipment	765,518	734,912
Furniture and fixtures	7,113	7,042
Computer equipment and software	51,659	50,226
Assets in process	33,544	32,091
Total property, plant and equipment, gross	1,008,899	972,401
Accumulated depreciation	(593,790)	(552,038)
Total property, plant and equipment, net	$415,109	$420,363
The Company reported depreciation expense as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Depreciation expense	$24,463	$24,635	$48,847	$48,497

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
Unless indicators warrant testing at an earlier date, the Company performs its annual goodwill impairment test in the fourth quarter of each year. During the six months ended June 28, 2014, there were no impairments recorded.
Information regarding the Company’s acquisition-related intangible assets is as follows:

		June 28, 2014				December 31, 2013
	Weighted Average Remaining Useful Life (years)	Gross	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (years)	Gross	Accumulated Amortization	Net Book Value
Goodwill		$13,519	$—	$13,519		$13,519	$—	$13,519
Amortizing intangible assets:
Developed Technology and other	8.3	47,607	(33,927)	13,680	8.0	47,020	(31,679)	15,341
Patents and Trademarks	10.2	3,773	(1,900)	1,873	10.1	3,623	(1,805)	1,818
Customer Relationships	5.2	13,979	(9,065)	4,914	5.6	13,979	(8,478)	5,501
		65,359	(44,892)	20,467		64,622	(41,962)	22,660
Non-amortizing intangible assets:
In-process research and development		213	—	213		850	—	850
Total intangible assets		65,572	(44,892)	20,680		65,472	(41,962)	23,510
Total goodwill and intangible assets		$79,091	$(44,892)	$34,199		$78,991	$(41,962)	$37,029
Amortization expense related to intangible assets is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Amortization expense	$1,459	$1,766	$2,930	$3,532

The Company abandoned and wrote off $213 relating to one product line that was included in in-process research and development during the three months ended June 28, 2014. The Company abandoned and wrote off $425 relating to two product lines that were included in in-process research and development during the six months ended June 28, 2014. These charges were recorded to research, development and engineering expense in the statement of operations. There were no similar charges during the three or six months ended June 29, 2013.
During the three and six months ended June 28, 2014, one product line that was included in in-process research and development reached technological feasibility. As a result, the Company transferred $212 to developed technology, and began amortizing this amount over a period of eight years. There were no similar transfers during the three or six months ended June 29, 2013.
The Company acquired developed technology of $375 and patents of $150 during the three and six months ended June 28, 2014, that will be amortized over a period of eight years and seventeen years, respectively. There were no similar acquisitions during the three or six months ended June 29, 2013.
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
The Agreement contains non-financial covenants of the Company and the Guarantors, including restrictions on the ability to create, incur or assume liens and other debt, make certain investments, dispositions and restricted payments, change the nature of the business, and merge with other entities subject to certain caps as defined in the agreement. The Agreement requires the Company to maintain ratios defined in the Agreement, which include a consolidated total leverage ratio as of the end of any fiscal quarter not in excess of 2.50 to 1.00, a consolidated liquidity ratio of at least 1.25 to 1.00 and a consolidated interest coverage ratio at a minimum of 3.00 to 1.00. The Company was in compliance with these covenants as of June 28, 2014.
At June 28, 2014 and December 31, 2013, there were no amounts outstanding under the Agreement. Because there were no borrowings during the three and six months ended June 28, 2014, no interest cost was incurred on borrowings during this time. During the three and six months ended June 29, 2013, interest cost of $3 was incurred on borrowings.

10.    Stock-Based Compensation
Stock-based compensation expense consists of compensation costs related to grants of stock options, RSUs and MSUs, and to the ESPP. The table below summarizes the stock-based compensation expense for the three and six months ended June 28, 2014 and June 29, 2013:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Stock-based compensation expense:
Cost of goods sold	$2,218	$1,570	$4,003	$3,606
Research, development and engineering	2,310	2,621	4,783	5,095
Selling, general and administrative	2,977	3,002	5,309	5,515
Total stock-based compensation expense included in net loss from operations	$7,505	$7,193	$14,095	$14,216
Stock Options
The following table summarizes the Company’s stock option transactions for the six months ended June 28, 2014:

	Six Months Ended
	June 28, 2014
	Shares	Weighted-average exercise price per share
Outstanding at beginning of the period	34,724	$6.59
Granted	1,371	13.07
Exercised	(11,041)	6.19
Forfeited	(992)	6.89
Outstanding at June 28, 2014	24,062	$7.13

The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model during the three and six months ended June 28, 2014 and June 29, 2013, to determine the fair value of employee stock options granted during each period:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Risk free interest rates	1.7%	0.9%	1.7%	0.9%
Expected life in years	5.00 years	5.00 years	5.00 years	5.00 years
Expected dividend yield	—%	—%	—%	—%
Expected volatility	55.5%	64.0%	55.7%	64.0%
Estimated annualized forfeiture rate	5.4%	4.9%	5.4%	4.9%
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
The Company grants MSUs to certain members of executive management. The number of shares that are ultimately awarded is contingent upon the achievement of pre-determined market and service conditions. Market conditions must be met for shares to be awarded, even if the service conditions are met. Fair value of the awards is determined at the grant date based on the target number of awards ultimately expected to be awarded. Compensation expense associated with the awards is calculated based on the target number of shares ultimately expected to be awarded and is recognized on a straight line basis over the requisite service period and will not be reversed even if the market conditions are not met. The number of shares of common stock to be awarded will range from zero to 150 percent of the target number of stock units based on the Company's total stockholder return (“TSR”) relative to the performance of companies in the SPDR S&P Semiconductor Index ("SPDR") for the applicable measurement period. TSR is calculated based on market performance between the beginning and end of the award period, generally over three years. Based on the number of awards outstanding as of June 28, 2014, the maximum number of shares of common stock that could be awarded is 514 shares.
The fair value of the MSUs was determined using a Monte Carlo simulation model. The Monte Carlo simulation model is affected by assumptions regarding subjective and complex variables. Generally, the Company's assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes.
Key assumptions used in the Monte-Carlo simulation model to determine the fair value of MSUs granted during each period were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Risk free interest rates	0.9%	0.4%	0.9%	0.4%
Expected dividend yield	—	—	—	—
Expected volatility	56.2%	56.2%	56.2%	56.2%
Correlation coefficient to SPDR	0.57	0.59	0.57	0.59
The following table summarizes RSU and MSU activity for the six months ended June 28, 2014:

	Six Months Ended
	June 28, 2014
	Stock Units	Weighted-average grant date fair value
Outstanding at beginning of the period	389	$7.67
Granted	731	12.67
Vested	—	—
Forfeitures	(23)	9.40
Outstanding at June 28, 2014	1,097	$10.96
ESPP
Employees participating in the ESPP authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company's common stock at a discount.
The table below summarizes the ESPP common stock purchases for the three and six months ended June 28, 2014 and June 29, 2013.

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Shares purchased	1,245	1,872	1,245	1,872

11.    Income Taxes
The Company recorded income tax expense (benefit) of $761 and $(2,255) for the three months ended June 28, 2014 and June 29, 2013, respectively. The Company recorded income tax (benefit) of $(936) and ($10,256) for the six months ended June 28, 2014 and June 29, 2013, respectively. The income tax expense for the three months ended June 28, 2014 was primarily the result of the Company's pre-tax income, offset by the recognition of stock-based compensation tax deductions related to disqualifying dispositions on exercises in the quarter. The income tax benefit for the six months ended June 28, 2014 is primarily the result of the Company's recognition of stock-based compensation tax deductions related to disqualifying dispositions on exercises. The income tax benefit for the three and six months ended June 29, 2013 was primarily the result of the Company's pre-tax loss, and the recognition of U.S. federal tax credits.
As of June 28, 2014, the U.S. Congress had not extended the general business credit for research and experimentation. The Company has not estimated the effect of the expiration of this credit, nor does the income tax expense for the three and six months ended June 28, 2014 reflect a benefit for the credit.
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
The major jurisdictions in which the Company files tax returns are the United States, Singapore and Costa Rica. In 2012, the Company expanded its presence into Asia by increasing operations in Singapore. Due to agreements with the Costa Rican and Singaporean governments, the Company was granted income tax holidays of varying rates through March 2017 and December 2019, respectively. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. The Company was in compliance with these requirements as of June 28, 2014.
Deferred Income Taxes
As of June 28, 2014, deferred tax assets of $77,661, net of a $16,243 valuation allowance, were recorded on the balance sheet. As of December 31, 2013, the Company had deferred tax assets of $74,341, net of a $16,639 valuation allowance. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized. The Company maintains a valuation allowance against the tax effect of all capital loss carryforwards, certain state and foreign net operating loss carryforwards, and certain state credit carryforwards, as management does not believe it is more likely than not that these benefits will be realized in future periods.
Unrecognized Tax Benefits

In the six months ended June 28, 2014, net unrecognized tax benefits increased $1,934 primarily as a result of an additional liability recorded to address existing potential exposures from positions that could be challenged by taxing authorities. Within the next 12 months, the Company believes it is reasonably possible that $1,460 of net unrecognized tax benefits may be reduced as a result of the expiration of a statute of limitations. Interest and penalties associated with unrecognized tax benefits are accrued and classified as a component of tax expense in the statement of operations and comprehensive loss.
Net unrecognized tax benefits at June 28, 2014 and December 31, 2013 were as follows:

	June 28, 2014	December 31, 2013
Net unrecognized tax benefits	$3,996	$2,062

12.    Commitments and Contingencies
Legal Matters
The Company is from time to time involved in litigation, certain other claims and arbitration matters arising in the ordinary course of its business. In addition, since the public announcement of the proposed business combination with RF Micro Devices, Inc. (“RFMD”) on February 24, 2014, five putative stockholder class action lawsuits have been filed against the Company, its directors, RFMD, and others in connection with the proposed mergers. Two of the five actions were filed in the Multnomah County Circuit Court in the State of Oregon: (1) Roberts vs. TriQuint Semiconductor, Inc. et al., Case No. 1402-02441, filed on February 28, 2014; and (2) Lam v. Steven J. Sharp et al., Case No. 1403-02757, filed on March 6, 2014. The other three actions were filed in the Court of Chancery of the State of Delaware: (1) Philemon v. TriQuint Semiconductor, Inc. et al., Case No. 9415-VCN, filed on March 5, 2014; (2) Schmitz v. TriQuint Semiconductor, Inc. et al., Case No. 9427-VCN, filed on March 7, 2014; and (3) Wallace v. TriQuint Semiconductor, Inc. et al., Case No. 9429-VCN, filed on March 10, 2014. Each of these lawsuits was filed on behalf of a putative class of the Company’s stockholders against the Company, the individual members of the Company’s board of directors, RFMD, Rocky Holding, Inc., and/or the to-be-formed subsidiaries of Rocky Holding, Inc. that will be used to effect the mergers. The plaintiffs in each of these lawsuits generally seek, among other things, declaratory and injunctive relief concerning alleged breaches of fiduciary duties, injunctive relief prohibiting completion of the mergers, rescission of the mergers if they are completed, an accounting by defendants, rescissionary damages, attorney’s fees and costs, and other relief. TriQuint moved to dismiss the Roberts and Lam actions filed in Oregon. Those motions to dismiss have been fully briefed and argued and are under advisement with the court. On April 29, 2014, the court orally granted the plaintiffs’ motions to consolidate the Oregon actions. On April 29, 2014, the Delaware Court of Chancery consolidated the actions filed in Delaware under the caption In re TriQuint Semiconductor, Inc. Stockholders Litigation, C.A. No. 9415-VCN. On May 1, 2014, the plaintiffs filed a consolidated amended class action complaint in the consolidated action and on May 12, 2014, the plaintiffs filed a motion for expedited proceedings and a motion for preliminary injunction seeking to enjoin defendants from taking any action to complete the proposed mergers. TriQuint opposed the motion for expedited proceedings, and the court denied the motion for expedited proceedings on June 13, 2014.
The Company believes the lawsuits to be without merit and intends to defend the lawsuits vigorously. The Company does not believe the ultimate resolution of any such pending proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13.    Restructuring
In an effort to align company resources with the overall market shift towards discrete filters, during the fourth quarter of 2013, management approved a voluntary severance plan at its Hillsboro, Oregon facility, other targeted reductions in force at various locations, and the closure of its engineering and test facility in Santa Rosa, CA. These activities were substantially completed by the end of the fourth quarter of 2013. During the first quarter of 2014, management approved, and substantially completed, additional targeted reductions in force. Expenses incurred as a result of these activities primarily consisted of severance related costs, which were reflected in the Company's statement of operations for the six months ended June 28, 2014 as follows:

Cost of goods sold	$696
Research, development and engineering	955
Selling, general and administrative	71
Total restructuring charges	$1,722

Changes in the Company's restructuring liability during the six months end June 28, 2014 were as follows:

	Severance	Lease abandonment costs	Total
Balance at December 31, 2013	$2,421	$495	$2,916
2014 restructuring charges	1,683	39	1,722
Payments	(3,647)	(200)	(3,847)
Balance at June 28, 2014	$457	$334	$791

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The discussion in this Report contains forward-looking statements, including statements regarding our beliefs and expectations regarding the pending litigation related to the proposed business combination with RF Micro Devices, Inc., our belief that investments in premium filters, wafer level packaging and copper flip, will drive solutions for our customers, our expectations regarding the factors we believe will drive growth in our 4G/LTE end market, our expectations about reinvestment of foreign earnings, settlement of long-term income tax liability, anticipated customer needs, our expectations regarding the sufficiency of our sources of liquidity, our expectations regarding the proposed business combination transaction with RF Micro Devices, Inc., and other statements preceded by terminology such as “believes,” “continue,” “could,” “estimates,” “expects,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking statements made below, including those related to demand and growth in the wireless mobile devices, networks and defense & aerospace markets and our ability to take advantage of that growth; the ability to diversify our customer base; our ability to achieve scale through targeted growth and continue to offer a diversified product portfolio to customers in our primary end markets; transitions in the mobile devices market including concentration of revenue in the handset market, continued growth of smartphones, shifts in end market demand to top smartphone suppliers, and growth in data traffic outpacing the capability of the existing infrastructure worldwide; strong growth in demand for our optical products; our ability to achieve positive operating results; transactions affecting liquidity and our ability to satisfy our projected expenditures through the next twelve months; factory utilization levels; the receipt of required regulatory approvals related to the proposed business combination with RF Micro Devices, Inc., and the completion of the proposed transaction; and other factors and risks referenced in this Report on Form 10-Q and in Item 1A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 entitled “Risk Factors.” In addition, historical information should not be considered an indicator of future performance.
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
We serve customers worldwide in three primary end markets: mobile devices, networks, and defense & aerospace. Our mission is to deliver RF solutions that improve performance and lower the overall cost of our customers' applications. Our strategies to achieve this mission are to drive innovation and integration, ensure we serve a complementary and diverse set of markets, achieve scale through targeted growth and continue to offer a diversified product portfolio to customers in our primary end markets. In the mobile devices end market, we provide high performance devices such as integrated modules, SAW and BAW filter components, duplexers, small signal components, power amplifiers and switches. In the networks end market, we are a supplier of an extensive portfolio of GaAs microwave monolithic integrated circuits and transistors. We provide the defense & aerospace end market with phased-array radar, communications and electronic warfare components and have been recognized as a leader in GaN development.
Wafer and semiconductor manufacturing facilities require a significant level of fixed costs due to investments in plant and equipment, labor costs and repair and maintenance costs. During periods of high demand, factories run at higher utilization rates, generally resulting in improved financial performance. As the overall RF market has grown in recent years, with content expansion in smartphones, demand increased for our products. In response, we increased capital expenditures in order to add capacity to our factories. We have utilized this increased capacity to fulfill customer demand for our high value premium filter products, which has positively impacted our operating results.
Highlights for the Six Months Ended June 28, 2014
Revenue increased 9% for the six months ended June 28, 2014 compared to the six months ended June 29, 2013.
Mobile devices represents the largest of our three major end markets. Revenue from the sales of our products in the mobile devices end market for the six months ended June 28, 2014 increased 11% compared to the six months ended June 29, 2013. The increase was primarily due to an increase in sales of premium filters. We believe our investments in premium filters, wafer level packaging and copper flip, will continue to drive solutions to our customers' problems with crowded spectrum and constrained board space as long term evolution ("LTE") demand increases.
Revenue from sales of our products in the networks end market increased 15% for the six months ended June 28, 2014 compared to the six months ended June 29, 2013. This increase was attributed to sales of our base station products in support of the time division LTE ("TD-LTE") build out in China, partially offset by decreased revenue from the sales of our multi market products, while sales of our transport products remained essentially flat. Growth in data traffic, in the form of streaming video, location services, machine to machine communications and social networking continues to drive infrastructure changes worldwide. TriQuint products support the continuing evolution of new frequency spectrum allocations, relieve the issues caused by spectrum interference and enable higher throughput networks.
Revenue from sales of our products in the defense & aerospace end market decreased 9% for the six months ended June 28, 2014 compared to the six months ended June 29, 2013 due to program timing, which can result in swings from quarter to quarter. With the current uncertainty over federal defense budgets, we are seeing some delays in spending from our customers. Overall, however, we are in a strong position on the programs we support, such as the Joint Strike Fighter, TPQ-53 and radar upgrade programs targeting the large domestic and international fleets of F-16 and F/A18 fighter aircraft, but budget uncertainty limits our timing visibility. We continue to accelerate the release of new products to support this market.
Plan of Merger and Reorganization

On February 22, 2014, TriQuint and RF Micro Devices, Inc. (“RFMD”) entered into an Agreement and Plan of Merger and Reorganization pursuant to which TriQuint and RFMD agreed, on the terms and subject to the conditions of the merger agreement, to effect a strategic combination of their respective businesses through a “merger of equals” business combination transaction. At the closing of the transaction, TriQuint and RFMD will each become a wholly owned subsidiary of a newly formed holding company, currently named Rocky Holding, Inc. This holding company has applied to list its common stock on the NASDAQ Global Select Market, subject to official notice of issuance. Prior to completion of the mergers, we anticipate that Rocky Holding, Inc. will change its name, adopt a NASDAQ symbol for its common stock, and register a new trade name and logo that reflect the key attributes of the combined company. Current RFMD Chief Executive Officer Robert A. Bruggeworth will serve as President and Chief Executive Officer of the combined company and current TriQuint Chief Executive Officer Ralph G. Quinsey will serve as the non-executive Chairman of the Board of Directors. The combined company’s board will consist of ten directors, with five directors from the existing boards of each company, and eight of the ten directors will be independent.

On July 15, 2014, TriQuint and RFMD amended the merger agreement in order to revise certain equity compensation plan provisions and to reflect the requirement that TriQuint stockholders separately approve the absence of a majority voting provision from Rocky Holding, Inc.’s certificate of incorporation, including making the completion of the business combination contingent upon the approval of such stockholder proposal.

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
Results of Operations
The following table sets forth the results of our operations expressed as a percentage of revenue for the three and six months ended June 28, 2014 and June 29, 2013:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.8	70.2	62.8	74.5
Gross profit	40.2	29.8	37.2	25.5
Operating expenses:
Research, development and engineering	20.8	24.8	24.0	24.9
Selling, general and administrative	16.2	13.6	16.3	14.2
Total operating expenses	37.0	38.4	40.3	39.1
Income (loss) from operations	3.2	(8.6)	(3.1)	(13.6)
Other (expense) income:
Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.3)	(0.6)	(0.4)	(0.6)
Other, net	(0.3)	0.2	(0.1)	0.0
Total other expense, net	(0.6)	(0.4)	(0.5)	(0.6)
Income (loss) before income tax	2.6	(9.0)	(3.6)	(14.2)
Income tax expense (benefit)	0.3	(1.2)	(0.2)	(2.8)
Net Income (loss)	2.3%	(7.8)%	(3.4)%	(11.4)%
Three Months Ended June 28, 2014 and June 29, 2013
Revenue from Operations
Revenue increased $40.7 million, or 21%, for the three months ended June 28, 2014 compared to the three months ended June 29, 2013.
Revenue by end market for the three months ended June 28, 2014 and June 29, 2013, was as follows:

(in millions)	Three Months Ended
	June 28, 2014	June 29, 2013
Mobile Devices	$144.4	$117.9
Networks	60.0	45.5
Defense & Aerospace	26.4	26.7
Total	$230.8	$190.1

Mobile Devices
Revenue from the sales of our products in the mobile devices end market increased approximately 22% for the three months ended June 28, 2014 compared to the three months ended June 29, 2013 primarily as a result of increased revenue from sales of our 4G/LTE products, partially offset by decreased revenue from our 3G/2G and wireless local area networks ("WLAN") products. We expect the combination of crowded spectrum, carrier aggregation, and expanding LTE adoption will continue to drive growth in our 4G/LTE end market. Revenue from the sales of our products in the three primary submarkets of the mobile devices end market was as follows:

(in millions)	Three Months Ended
	June 28, 2014	June 29, 2013
4G/LTE	$91.8	$4.8
3G/2G	38.2	81.3
WLAN	14.4	31.8
Total	$144.4	$117.9
Networks
Revenue from the sales of our products in the networks end market increased approximately 32% for the three months ended June 28, 2014 compared to the three months ended June 29, 2013. The increase was primarily due to increased sales of our base station and transport products, partially offset by decreased revenue from the sales of our multi market products. Revenue from the sales of our products in the three primary submarkets of the networks end market was as follows:

(in millions)	Three Months Ended
	June 28, 2014	June 29, 2013
Base Station	$25.2	$14.2
Transport	27.9	21.8
Multi-market	6.9	9.5
Total	$60.0	$45.5
Defense & Aerospace
Revenue from the sales of our products in the defense & aerospace end market decreased approximately 1% for the three months ended June 28, 2014 compared to the three months ended June 29, 2013, primarily as a result of the timing of programs.
Significant Customers
For the three months ended June 28, 2014 and June 29, 2013, sales to Foxconn Technology Group accounted for 25% and 22% of our revenue, respectively. For the three months ended June 28, 2014, sales to Huawei accounted for 11% of our revenue. Our customers' product life cycles typically are short because they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. While we strive to maintain a strong relationship with our customers, there are no guarantees that our products will be included in the next generation of products introduced by Foxconn Technology Group, Huawei, or our other customers. Any significant loss of, or a significant reduction in purchases by, these or other significant customers, could have an adverse effect on our financial condition and results of operations.

Some of our mobile devices end customers use multiple subcontractors for product assembly and test and some of those subcontractors have multiple customers. Therefore, revenues from our customers may not necessarily equal the business of a single mobile devices end customer.
Gross Profit
Our gross profit as a percentage of revenue increased to 40.2% for the three months ended June 28, 2014, from 29.8% for the three months ended June 29, 2013. The increase in gross profit was primarily the result growth in our premium filter business, higher revenues, efficient factory management and cost reduction efforts.
Operating expenses
Research, development and engineering
Our research, development and engineering expenses for the three months ended June 28, 2014 increased $0.9 million, or 2%, compared to the three months ended June 29, 2013. The increase was primarily the result of increased spending on material to develop new products.
Selling, general and administrative
Selling, general and administrative expenses for the three months ended June 28, 2014 increased $11.3 million, or 44%, compared to the three months ended June 29, 2013. The increase was primarily the result of higher professional fees associated with the proposed merger with RFMD.
Other expense, net
Other expense, net for the three months ended June 28, 2014 compared to the three months ended June 29, 2013 increased $0.7 million, or 87%, primarily due to the impairment of equity investments.
Income tax expense (benefit)
We recorded an income tax expense (benefit) of $0.8 million and $(2.3) million for the three months ended June 28, 2014 and June 29, 2013, respectively. The income tax expense for the three months ended June 28, 2014 was primarily the result of our pre-tax earnings offset by the recognition of stock-based compensation tax deductions related to disqualifying dispositions on exercises in the quarter. The income tax benefit for the three months ended June 29, 2013 was primarily the result of our pre-tax loss and the recognition of U.S. federal tax credits.
Six Months Ended June 28, 2014 and June 29, 2013
Revenue from Operations
Revenue increased $34.1 million, or 9%, for the six months ended June 28, 2014 compared to the six months ended June 29, 2013.
Revenue by end market for the six months ended June 28, 2014 and June 29, 2013, was as follows:

(in millions)	Six Months Ended
	June 28, 2014	June 29, 2013
Mobile Devices	$247.6	$223.4
Networks	111.6	96.7
Defense & Aerospace	49.2	54.2
Total	$408.4	$374.3

Mobile Devices
Revenue from the sales of our products in the mobile devices end market increased approximately 11% for the six months ended June 28, 2014 compared to the six months ended June 29, 2013 primarily as a result of increased revenue from sales of our 4G/LTE products, partially offset by decreased revenue from our 3G/2G and WLAN products. Revenue from the sales of our products in the three primary submarkets of the mobile devices end market was as follows:

(in millions)	Six Months Ended
	June 28, 2014	June 29, 2013
4G/LTE	$152.2	$8.4
3G/2G	73.3	164.9
WLAN	22.1	50.1
Total	$247.6	$223.4
Networks
Revenue from the sales of our products in the networks end market increased approximately 15% for the six months ended June 28, 2014 compared to the six months ended June 29, 2013. The increase was primarily due to increased sales of our base station products, partially offset by decreased revenue from the sales of our multi market products, while sales of our transport products remained essentially flat. Revenue from the sales of our products in the three primary submarkets of the networks end market was as follows:

(in millions)	Six Months Ended
	June 28, 2014	June 29, 2013
Base Station	$51.3	$33.1
Transport	46.5	46.7
Multi-market	13.8	16.9
Total	$111.6	$96.7
Defense & Aerospace
Revenue from the sales of our products in the defense & aerospace end market decreased approximately 9% for the six months ended June 28, 2014 compared to the six months ended June 29, 2013, primarily due primarily to the timing of programs.
Significant Customers
For the six months ended June 28, 2014 and June 29, 2013, sales to Foxconn Technology Group accounted for 25% and 23% of our revenue, respectively. For the six months ended June 28, 2014, sales to Huawei accounted for 10% of our revenue.
Gross Profit
Our gross profit as a percentage of revenue increased to 37.2% for the six months ended June 28, 2014, from 25.5% for the six months ended June 29, 2013. The increase in gross profit was primarily the result of better product mix, higher revenues, efficient factory management and cost reduction efforts.
Operating expenses
Research, development and engineering
Our research, development and engineering expenses for the six months ended June 28, 2014 increased $4.7 million, or 5%, compared to the six months ended June 29, 2013. The increase was primarily the result of higher payroll taxes attributed to an increase in stock option exercises, increased spending on material to develop new products and severance costs associated with our restructuring plans.
Selling, general and administrative
Selling, general and administrative expenses for the six months ended June 28, 2014 increased $13.2 million, or 25%, compared to the six months ended June 29, 2013. The increase was primarily the result of higher professional fees associated with the proposed merger with RFMD.
Other expense, net
Other expense, net was relatively flat for the six months ended June 28, 2014 compared to the six months ended June 29, 2013 with an increase of less than $0.1 million.
Income tax benefit

We recorded an income tax benefit of $0.9 million and $10.3 million for the six months ended June 28, 2014 and June 29, 2013, respectively. The income tax benefit for the six months ended June 28, 2014 was primarily the result of the recognition of stock-based compensation tax deductions related to disqualifying dispositions on exercises in the quarter. The income tax benefit for the six months ended June 29, 2013 was primarily the result of our pre-tax loss and the recognition of U.S. federal tax credits.

Liquidity and Capital Resources
Liquidity
As of June 28, 2014, our cash, cash equivalents and short-term marketable securities increased $144.5 million, or 183%, from December 31, 2013, primarily a result of:

•
a decrease in our accounts receivable balance of $35.4 million, or 20%, primarily due to collections associated with higher sales volumes near the end of the last fiscal year compared to the three months ended June 28, 2014,

•
a net decrease of $5.3 million, or 1.2%, in property, plant and equipment driven by depreciation of $48.8 million, which outpaced capital expenditures of $43.0 million for the six months ended June 28, 2014,

•	an increase on our trade payable and accrued expense balances of $8.9 million primarily due to increased purchasing activity in anticipation of a production ramp up in the third quarter of 2014, and

•	proceeds from the subscription/issuance of common stock of $76.5 million primarily attributed to stock options exercised by employees.
Sources of Liquidity
Our current cash, cash equivalents and short-term investments balances, together with cash anticipated to be generated from operations and the balance available on our $200 million syndicated credit facility, constitute our principal sources of liquidity. We believe these sources will satisfy our projected expenditures through the next twelve months. We intend to permanently reinvest all foreign earnings except for those of liquidating foreign entities and existing earnings that have been previously taxed. As of June 28, 2014, cash and short-term investments held by our foreign entities amounted to $44.5 million. Management intends to utilize this balance to satisfy intercompany trade activity between our foreign entities and the U.S. company, which is entered into through the normal course of business, and not subject to additional U.S. income taxes or foreign withholding taxes. At this time, we believe our domestic funds, along with the syndicated credit facility, are sufficient to meet our net domestic cash requirements for the next twelve months. The principal risks to these sources of liquidity are lower than expected earnings or capital expenditure requirements in excess of our expectations.
As of June 28, 2014, we had approximately $4.0 million of net unrecognized tax benefits, which are included in Long-term income tax liability on our consolidated balance sheets. We do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. Further, we are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.
Off Balance Sheet Arrangements
As of June 28, 2014, we did not have any off balance sheet arrangements, as defined in Regulation S-K Item 303(a)(4), except for operating leases for various facilities. We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our investments in cash equivalents are classified as available-for-sale securities and consist of highly-rated, short-term investments, such as money market funds, in accordance with an investment policy approved by our Board of Directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. The following table shows the fair value of our cash and investments as of June 28, 2014 (in millions):

	Cost	Fair Value
Cash and cash equivalents	$214.5	$214.5
Short-term available-for-sale investments (including net unrealized losses of less than $0.1)	$9.0	$9.0
Long-term investments in marketable securities	$1.0	$1.0
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

Item 1A.Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Item 1A, Risk Factors, contained in our 2013 Annual Report on Form 10-K as filed with the SEC on February 21, 2014 and the risk factor discussed in Item 1A, Risk Factors, contained in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, as filed with the SEC on May 2, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In February 2014, our Board of Directors authorized the repurchase of an additional $51 million of our common stock under our stock repurchase program, for a total authorization to purchase up to $75 million, at the discretion of management, from time to time.
No shares were repurchased during the three months ended June 28, 2014. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market condition. The stock repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified time period.

Item 6.	Exhibits

2.1
First Amendment to Agreement and Plan of Merger and Reorganization, dated July 15, 2014, by and among RF Micro Devices, Inc., TriQuint Semiconductor, Inc. and Rocky Holding, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 16, 2014.

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

TRIQUINT SEMICONDUCTOR, INC.

Dated: July 31, 2014	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: July 31, 2014	By:	/s/ STEVE BUHALY
Steve Buhaly
Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1
First Amendment to Agreement and Plan of Merger and Reorganization, dated July 15, 2014, by and among RF Micro Devices, Inc., TriQuint Semiconductor, Inc. and Rocky Holding, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 16, 2014.

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