Form 10-Q
period 2014-09-27
TRIQUINT SEMICONDUCTOR INC
filed 2014-10-28
CIK 913885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 27, 2014
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number	0-22660
TRIQUINT SEMICONDUCTOR, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3654013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 N.E. Brookwood Parkway, Hillsboro, Oregon	97124
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☒     Accelerated filer  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of October 24, 2014, there were 177,295,718 shares of the Registrant’s common stock outstanding.

TRIQUINT SEMICONDUCTOR, INC.
INDEX

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 27, 2014 and September 28, 2013	1
	Condensed Consolidated Balance Sheets at September 27, 2014 and December 31, 2013	2
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6.	Exhibits	23

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue	$272,147	$250,836	$680,524	$625,148
Cost of goods sold	148,427	158,619	405,040	437,440
Gross profit	123,720	92,217	275,484	187,708
Operating expenses:
Research, development and engineering	49,810	47,023	147,681	140,201
Selling, general and administrative	38,035	26,420	104,514	79,650
Total operating expenses	87,845	73,443	252,195	219,851
Income (loss) from operations	35,875	18,774	23,289	(32,143)
Other (expense) income :
Interest income	92	7	161	83
Interest expense	(892)	(1,153)	(2,591)	(3,429)
Other, net	297	70	(282)	97
Total other expense, net	(503)	(1,076)	(2,712)	(3,249)
Income (loss) before income tax	35,372	17,698	20,577	(35,392)
Income tax expense (benefit)	9,188	4,137	8,252	(6,119)
Net income (loss)	26,184	13,561	12,325	(29,273)
Net earnings (loss) per common share:
Basic	$0.15	$0.09	$0.07	$(0.18)
Diluted	$0.14	$0.08	$0.07	$(0.18)
Common equivalent shares:
Basic	175,764	157,105	170,709	159,057
Diluted	185,701	163,917	180,302	159,057
Other comprehensive income (loss):
Net unrealized (loss) income on available for sale investments	(20)	5	(22)	3
Comprehensive income (loss)	$26,164	$13,566	$12,303	$(29,270)

The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	September 27, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$223,612	$79,026
Investments in marketable securities	24,330	—
Accounts receivable, net	164,397	177,114
Inventories	158,130	159,488
Prepaid expenses	8,791	13,617
Deferred tax assets, net	17,956	12,787
Other current assets	38,366	39,960
Total current assets	635,582	481,992
Property, plant and equipment, net	428,459	420,363
Goodwill	13,519	13,519
Intangible assets, net	19,199	23,510
Deferred tax assets – noncurrent, net	51,019	61,554
Other noncurrent assets, net	59,257	32,319
Total assets	$1,207,035	$1,033,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	77,702	52,472
Accrued payroll	45,766	39,743
Other accrued liabilities	14,834	15,893
Total current liabilities	138,302	108,108
Long-term liabilities:
Long-term income tax liability	2,311	2,062
Cross-licensing liability	11,309	11,752
Other long-term liabilities	16,312	16,782
Total liabilities	168,234	138,704
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 600,000 shares authorized, 177,240 and 161,774 shares issued and outstanding at September 27, 2014 and December 31, 2013, respectively	177	162
Additional paid-in capital	831,833	699,903
Accumulated other comprehensive income	73	95
Retained earnings	206,718	194,393
Total stockholders’ equity	1,038,801	894,553
Total liabilities and stockholders’ equity	$1,207,035	$1,033,257
The accompanying notes are an integral part of these financial statements.

TRIQUINT SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net income (loss)	$12,325	$(29,273)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	78,568	80,254
Stock-based compensation charges	20,453	21,129
Deferred income taxes	5,366	(7,170)
Gain/recovery of investment	—	(421)
Earnout and milestone liability fair value adjustments	276	(2,009)
Impairment of in-process research and development	425	—
Loss on equity investment	515	—
Other	169	(201)
Changes in assets and liabilities:
Accounts receivable, net	12,717	(40,378)
Inventories	1,903	(35,605)
Other assets	7,059	(6,013)
Accounts payable and accrued expenses	10,262	18,501
Net cash provided by (used in) operating activities	150,038	(1,186)
Cash flows from investing activities:
Purchase of available-for-sale investments	(30,430)	(20,940)
Maturity/sale of available-for-sale investments	6,078	42,695
Proceeds from gain/recovery of investment in other companies	—	421
Acquisition of business, net of cash acquired	—	(5,940)
Other	1,301	885
Capital expenditures	(97,126)	(78,032)
Net cash used in investing activities	(120,177)	(60,911)
Cash flows from financing activities:
Subscription/issuance of common stock, net	104,802	23,238
Tax withholding paid on behalf of employees for restricted stock units	(81)	—
Repurchase of common stock	—	(51,125)
Earnout payments	(863)	—
Excess tax benefit from stock-based compensation arrangements	10,867	(342)
Net cash provided by (used in) financing activities	114,725	(28,229)
Net increase (decrease) in cash and cash equivalents	144,586	(90,326)
Cash and cash equivalents at beginning of period	79,026	116,653
Cash and cash equivalents at end of period	$223,612	$26,327
Supplemental disclosures:
Change in timing of payments related to capital expenditures	$(12,259)	$2,751
Cash paid for income taxes, net of cash refunds	$1,468	$1,384
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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Assets and liabilities measured and recorded at fair value on a recurring basis at September 27, 2014 are as follows:

	Carrying Amount	Total Fair Value
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$97,133	$97,133	$97,133	$—	$—	$—
Cash equivalents	126,479	126,479	—	117,481	8,998	—
Short-term—marketable securities	24,330	24,330	—	—	24,330	—
Non-qualified deferred compensation plan	7,149	7,149	—	7,149	—	—
Total	$255,091	$255,091	$97,133	$124,630	$33,328	$—
Liabilities:
Earnout and milestone payment liability	1,839	1,839	—	—	—	1,839
Non-qualified deferred compensation plan	7,149	7,149	—	7,149	—	—
Total	$8,988	$8,988	$—	$7,149	$—	$1,839

Assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2013 are as follows:

	Carrying Amount	Total Fair Value
			Cash	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash	$53,122	$53,122	$53,122	$—	$—	$—
Cash equivalents	25,904	25,904	—	25,904	—	—
Non-qualified deferred compensation plan	6,571	6,571	—	6,571	—	—
Total	$85,597	$85,597	$53,122	$32,475	$—	$—
Liabilities:
Earnout and milestone payment liability	$2,426	$2,426	$—	$—	$—	$2,426
Non-qualified deferred compensation plan	6,571	6,571	—	6,571	—	—
Total	$8,997	$8,997	$—	$6,571	$—	$2,426
There were no transfers between Level 1, Level 2 or Level 3 fair value measurements during the three or nine months ended September 27, 2014.
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
The Company's earnout and milestone payment liability as of September 27, 2014 resulted from two acquisitions during 2012 and represents the fair value of the estimated payout to the former businesses contingent upon meeting certain requirements. For the first acquisition, as of September 27, 2014, the Company estimated the fair value of the obligation as $641 using a cash flow based approach discounted with a market discount rate. For the second acquisition, as of September 27, 2014, the Company estimated the fair value of the obligation as $1,198 using a Monte Carlo simulation model discounted using the risk free rate adjusted for an applicable credit spread. During the nine months ended September 27, 2014, the Company remeasured the fair value of its obligations based on a change in forecast related to the achievement of earnout targets. The change in estimate resulted in a decrease to the liability of $337 in aggregate and was recorded to selling, general and administrative expenses in the statement of operations. For both of the acquisitions, total accretion of $613 was recognized during the nine months ended September 27, 2014.

Ending earnout and milestone payment liability at December 31, 2013	$2,426
Accretion	613
Change in estimate	(337)
Payments	(863)
Ending earnout and milestone payment liability at September 27, 2014	$1,839
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Company entered into two separate cross-licensing agreements, one in 2012 and another in the first quarter of 2014. The fair value of the first cross-licensing agreement was estimated using a discounted cash flow model which discounted the future cash flows using an incremental borrowing rate of 9%. The fair value of the second cross-licensing agreement was estimated using a discounted cash flow model which discounted the future cash flows using an incremental borrowing rate of 5%. These cross-licensing liabilities are categorized as Level 3 in the fair-value hierarchy and the ending carrying value at September 27, 2014 was $14,449, of which $3,140 was current and is included in other accrued liabilities on the consolidated balance sheets.
4.    Investments in Cash Equivalents and Marketable Securities
As of September 27, 2014 and December 31, 2013, cash equivalents and short-term investments were classified as available-for-sale. Cash equivalents had maturity dates of less than 90 days at the date acquired, and short-term investments had maturity dates of less than one year, from the date of purchase. All unrealized gains and losses on available-for-sale investments are included in Other comprehensive income (loss). The cost, net unrealized holding gains, net unrealized holding losses and fair value of available-for-sale investments by types and classes of security at September 27, 2014 consisted of the following:

At September 27, 2014	Cost	Net unrealized holding gains	Net unrealized holding losses	Fair Value
Available-for-sale-included in cash equivalents:
Money market funds	$117,481	$—	$—	$117,481
Corporate debt securities	8,998	—	—	8,998
Available-for-sale-included in short-term marketable securities:
Corporate debt securities	24,352	—	(22)	24,330
	$150,831	$—	$(22)	$150,809

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
Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operating and financing cash flow factors. During the three and nine months ended September 27, 2014, the Company did not record any other-than-temporary impairments on its investments in cash equivalents or short-term marketable securities.

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
The following is a reconciliation of the basic and diluted shares:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income (loss):	$26,184	$13,561	$12,325	$(29,273)
Shares for net earnings (loss) per share:
Weighted-average shares outstanding—Basic	175,764	157,105	170,709	159,057
Dilutive securities	9,937	6,812	9,593	—
Weighted-average shares outstanding—Diluted	185,701	163,917	180,302	159,057

For the three and nine months ended September 27, 2014, no potential shares were excluded from the calculation. For the three months and nine ended September 28, 2013, potential shares of 8,851 and 25,513, respectively, related to RSUs, MSUs and the ESPP were excluded from the calculation as their effect would have been antidilutive.

6.    Selected Financial Statement Information

	September 27, 2014	December 31, 2013
Accounts receivable, net:
Trade accounts receivable	$164,397	$177,134
Allowance for doubtful accounts	—	(20)
	$164,397	$177,114
Inventories:
Raw materials	$28,498	$28,502
Work-in-process	88,854	82,141
Finished goods	40,778	48,845
	$158,130	$159,488
Other current assets:
Precious metals reclaim	$24,706	$25,742
Other	13,660	14,218
	$38,366	$39,960
Accrued payroll:
Accrued payroll and taxes	$10,169	$13,975
Accrued paid time off and sabbatical	18,065	16,593
Accrued management incentive program	7,986	4,303
ESPP withholding	7,412	2,771
Self-insurance liability	2,134	2,101
	$45,766	$39,743

7.    Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 27, 2014	December 31, 2013
Land	$19,699	$19,699
Buildings	95,117	95,090
Building and leasehold improvements	38,463	33,341
Machinery and equipment	789,618	734,912
Furniture and fixtures	7,135	7,042
Computer equipment and software	52,778	50,226
Assets in process	35,760	32,091
Total property, plant and equipment, gross	1,038,570	972,401
Accumulated depreciation	(610,111)	(552,038)
Total property, plant and equipment, net	$428,459	$420,363
The Company reported depreciation expense as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Depreciation expense	$25,310	$26,495	$74,157	$74,992

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
Unless indicators warrant testing at an earlier date, the Company performs its annual goodwill impairment test in the fourth quarter of each year. During the nine months ended September 27, 2014, there were no impairments recorded.
Information regarding the Company’s acquisition-related intangible assets is as follows:

		September 27, 2014				December 31, 2013
	Weighted Average Remaining Useful Life (years)	Gross	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (years)	Gross	Accumulated Amortization	Net Book Value
Goodwill		$13,519	$—	$13,519		$13,519	$—	$13,519
Amortizing intangible assets:
Developed Technology and other	8.5	47,607	(35,066)	12,541	8.0	47,020	(31,679)	15,341
Patents and Trademarks	10.0	3,773	(1,949)	1,824	10.1	3,623	(1,805)	1,818
Customer Relationships	5.0	13,979	(9,358)	4,621	5.6	13,979	(8,478)	5,501
		65,359	(46,373)	18,986		64,622	(41,962)	22,660
Non-amortizing intangible assets:
In-process research and development		213	—	213		850	—	850
Total intangible assets		65,572	(46,373)	19,199		65,472	(41,962)	23,510
Total goodwill and intangible assets		$79,091	$(46,373)	$32,718		$78,991	$(41,962)	$37,029
Amortization expense related to intangible assets is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Amortization expense	$1,481	$1,730	$4,411	$5,262

The Company abandoned and wrote off $425 relating to two product lines that were included in in-process research and development during the nine months ended September 27, 2014. These charges were recorded to research, development and engineering expense in the statement of operations. There were no similar charges during the nine months ended September 28, 2013.
During nine months ended September 27, 2014, one product line that was included in in-process research and development reached technological feasibility. As a result, the Company transferred $212 to developed technology, and began amortizing this amount over a period of eight years.
The Company acquired developed technology of $375 and patents of $150 during the nine months ended September 27, 2014, that will be amortized over a period of eight years and seventeen years, respectively.
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
The Agreement contains non-financial covenants of the Company and the Guarantors, including restrictions on the ability to create, incur or assume liens and other debt, make certain investments, dispositions and restricted payments, change the nature of the business, and merge with other entities subject to certain caps as defined in the agreement. The Agreement requires the Company to maintain ratios defined in the Agreement, which include a consolidated total leverage ratio as of the end of any fiscal quarter not in excess of 2.50 to 1.00, a consolidated liquidity ratio of at least 1.25 to 1.00 and a consolidated interest coverage ratio at a minimum of 3.00 to 1.00. The Company was in compliance with these covenants as of September 27, 2014.
At September 27, 2014 and December 31, 2013, there were no amounts outstanding under the Agreement. Because there were no borrowings during the three and nine months ended September 27, 2014, no interest cost was incurred on borrowings during this time. During the three and nine months ended September 28, 2013, interest cost of $118 and $121 was incurred on borrowings.
In conjunction with its maturity on September 30, 2014, the Company terminated the Agreement and the commitments of its lenders, and all outstanding balances and fees were paid in full.

10.    Stock-Based Compensation
Stock-based compensation expense consists of compensation costs related to grants of stock options, RSUs and MSUs, and to the ESPP. The table below summarizes the stock-based compensation expense for the three and nine months ended September 27, 2014 and September 28, 2013:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Stock-based compensation expense:
Cost of goods sold	$1,610	$1,720	$5,613	$5,327
Research, development and engineering	2,405	2,802	7,188	7,897
Selling, general and administrative	2,343	2,391	7,652	7,905
Total stock-based compensation expense included in income (loss) from operations	$6,358	$6,913	$20,453	$21,129
Stock Options
The following table summarizes the Company’s stock option transactions for the nine months ended September 27, 2014:

	Nine Months Ended
	September 27, 2014
	Shares	Weighted-average exercise price per share
Outstanding at beginning of the period	34,724	$6.59
Granted	1,803	14.67
Exercised	(14,215)	6.47
Forfeited	(1,105)	6.93
Outstanding at September 27, 2014	21,207	$7.35

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
The Company grants MSUs to certain members of executive management. The number of shares that are ultimately awarded is contingent upon the achievement of pre-determined market and service conditions. Market conditions must be met for shares to be awarded, even if the service conditions are met. Fair value of the awards is determined at the grant date based on the target number of awards ultimately expected to be awarded. Compensation expense associated with the awards is calculated based on the target number of shares ultimately expected to be awarded and is recognized on a straight line basis over the requisite service period and will not be reversed even if the market conditions are not met. The number of shares of common stock to be awarded will range from zero to 150 percent of the target number of stock units based on the Company's total stockholder return (“TSR”) relative to the performance of companies in the SPDR S&P Semiconductor Index ("SPDR") for the applicable measurement period. TSR is calculated based on market performance between the beginning and end of the award period, generally over three years. Based on the number of awards outstanding as of September 27, 2014, the maximum number of shares of common stock that could be awarded is 606 shares.
The fair value of the MSUs was determined using a Monte Carlo simulation model. The Monte Carlo simulation model is affected by assumptions regarding subjective and complex variables. Generally, the Company's assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes.
The following table summarizes RSU and MSU activity for the nine months ended September 27, 2014:

	Nine Months Ended
	September 27, 2014
	Stock Units	Weighted-average grant date fair value
Outstanding at beginning of the period	389	$7.67
Granted	951	14.69
Vested	(11)	7.67
Forfeitures	(30)	10.21
Outstanding at September 27, 2014	1,299	$12.75
ESPP
Employees participating in the ESPP authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company's common stock at a discount.
The table below summarizes the ESPP common stock purchases for the three and nine months ended September 27, 2014 and September 28, 2013.

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Shares purchased	—	—	1,245	1,872

11.    Income Taxes
The Company recorded income tax expense of $9,188 and $4,137 for the three months ended September 27, 2014 and September 28, 2013, respectively. The Company recorded income tax expense (benefit) of $8,252 and ($6,119) for the nine months ended September 27, 2014 and September 28, 2013, respectively. The income tax expense for the three and nine months ended September 27, 2014 was primarily the result of application of the Company’s estimated annual effective tax rate to the Company's pre-tax income, and the recognition of the tax impact of discrete events occurring during the quarter. The mix of profits and losses between jurisdictions and the beneficial tax rates in certain foreign jurisdictions impacts the estimate of the annual effective tax rate and the amount of tax expense or benefit recorded in the interim period. The income tax expense for the three months ended September 28, 2013 was primarily associated with U.S. federal and state income taxes due to the mix of profits and losses between jurisdictions. The income tax benefit for the nine months ended September 28, 2013 was primarily the result of the company's pre-tax loss and the recognition of U.S. federal tax credits.
As of September 27, 2014, the U.S. Congress had not extended the general business credit for research and experimentation. The Company has not estimated the effect of the expiration of this credit, nor does the income tax expense for the three and nine months ended September 27, 2014 reflect a benefit for the credit.
No provision has been made for the U.S., state or additional foreign income taxes related to approximately $72,400 of undistributed earnings of foreign subsidiaries which have been permanently reinvested outside the U.S. except for existing earnings that have been previously taxed. In the event of repatriation, which would generally require board approval, the earnings may be subject to an estimated $26,000 of U.S. federal and state income taxes and foreign withholding taxes.
The major jurisdictions in which the Company files tax returns are the United States, Singapore and Costa Rica. In 2012, the Company expanded its presence into Asia by increasing operations in Singapore. Due to agreements with the Costa Rican and Singaporean governments, the Company was granted income tax holidays of varying rates through March 2017 and December 2019, respectively. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. The Company was in compliance with these requirements as of September 27, 2014.
Deferred Income Taxes
As of September 27, 2014, deferred tax assets of $68,975, net of a $14,477 valuation allowance, were recorded on the balance sheet. As of December 31, 2013, the Company had deferred tax assets of $74,341, net of a $16,639 valuation allowance. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized. The Company maintains a valuation allowance against the tax effect of all capital loss carryforwards, certain state and foreign net operating loss carryforwards, and certain state credit carryforwards, as management does not believe it is more likely than not that these benefits will be realized in future periods.
Unrecognized Tax Benefits
In the nine months ended September 27, 2014, net unrecognized tax benefits increased $249 primarily as a result of an additional liability recorded to address existing potential exposures from positions that could be challenged by taxing authorities. The Company does not anticipate the release of any unrecognized tax benefits due to the expiration of statutes of limitations within the next twelve months. Interest and penalties associated with unrecognized tax benefits are accrued and classified as a component of tax expense in the statement of operations and comprehensive loss.
Net unrecognized tax benefits at September 27, 2014 and December 31, 2013 were as follows:

	September 27, 2014	December 31, 2013
Net unrecognized tax benefits	$2,311	$2,062

12.    Commitments and Contingencies
Legal Matters
The Company is from time to time involved in litigation, certain other claims and arbitration matters arising in the ordinary course of its business. In addition, since the public announcement of the proposed business combination with RF Micro Devices, Inc. (“RFMD”) on February 24, 2014, five putative stockholder class action lawsuits have been filed against the Company, its directors, RFMD, and others in connection with the proposed mergers. Two of the five actions were filed in the Multnomah County Circuit Court in the State of Oregon: (1) Roberts vs. TriQuint Semiconductor, Inc. et al., Case No. 1402-02441, filed on February 28, 2014; and (2) Lam v. Steven J. Sharp et al., Case No. 1403-02757, filed on March 6, 2014. The other three actions were filed in the Court of Chancery of the State of Delaware: (1) Philemon v. TriQuint Semiconductor, Inc. et al., Case No. 9415-VCN, filed on March 5, 2014; (2) Schmitz v. TriQuint Semiconductor, Inc. et al., Case No. 9427-VCN, filed on March 7, 2014; and (3) Wallace v. TriQuint Semiconductor, Inc. et al., Case No. 9429-VCN, filed on March 10, 2014. Each of these lawsuits was filed on behalf of a putative class of the Company’s stockholders against the Company, the individual members of the Company’s board of directors, RFMD, Qorvo, Inc. (formerly Rocky Holding, Inc.), and/or the subsidiaries of Qorvo, Inc. that will be used to effect the mergers. The plaintiffs in each of these lawsuits generally seek, among other things, declaratory and injunctive relief concerning alleged breaches of fiduciary duties, injunctive relief prohibiting completion of the mergers, rescission of the mergers if they are completed, an accounting by defendants, rescissionary damages, attorney’s fees and costs, and other relief.

On April 29, 2014, the Oregon trial court orally granted the plaintiff's motions to consolidate the Roberts and Lam actions. TriQuint moved to dismiss the Oregon actions, which the trial court denied on August 14, 2014. The Company filed a petition for writ of mandamus with the Oregon Supreme Court on October 3, 2014, asking that court to take immediate review of the trial court’s decision and is waiting for the Oregon Supreme Court’s ruling about whether it will immediately review the trial court decision. As of August 18, 2014, the plaintiffs in the Oregon actions informed the trial court that they would not pursue their request for a preliminary injunction.
On April 29, 2014, the Delaware Court of Chancery consolidated the actions filed in Delaware under the caption In re TriQuint Semiconductor, Inc. Stockholders Litigation, C.A. No. 9415-VCN. On May 1, 2014, the plaintiffs filed a consolidated amended class action complaint in the consolidated action and on May 12, 2014, the plaintiffs filed a motion for expedited proceedings and a motion for preliminary injunction seeking to enjoin defendants from taking any action to complete the proposed mergers. The Company opposed the motion for expedited proceedings, and the court denied the motion for expedited proceedings on June 13, 2014. There has been no further activity in the Delaware lawsuits since the court denied plaintiffs’ motion for expedited proceedings.
The Company believes the lawsuits to be without merit and intends to defend the lawsuits vigorously. The Company does not believe the ultimate resolution of any such pending proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13.    Restructuring
In an effort to align company resources with the overall market shift towards discrete filters, during the fourth quarter of 2013, management approved a voluntary severance plan at its Hillsboro, Oregon facility, other targeted reductions in force at various locations, and the closure of its engineering and test facility in Santa Rosa, California. These activities were substantially completed by the end of the fourth quarter of 2013. During the first quarter of 2014, management approved, and substantially completed, additional targeted reductions in force. Expenses incurred as a result of these activities primarily consisted of severance related costs, which were reflected in the Company's statement of operations for the nine months ended September 27, 2014 as follows:

Cost of goods sold	$736
Research, development and engineering	962
Selling, general and administrative	181
Total restructuring charges	$1,879

Changes in the Company's restructuring liability during the nine months end September 27, 2014 were as follows:

	Severance	Lease abandonment costs	Total
Balance at December 31, 2013	$2,421	$495	$2,916
2014 restructuring charges	1,798	81	1,879
Payments	(3,961)	(246)	(4,207)
Balance at September 27, 2014	$258	$330	$588

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The discussion in this Report contains forward-looking statements, including statements regarding our beliefs and expectations regarding the pending litigation related to the proposed business combination with RF Micro Devices, Inc., our belief that investments in premium filters, wafer level packaging and copper flip, will drive solutions for our customers, our expectations regarding defense & aerospace programs, our expectations regarding the factors we believe will drive growth in our 4G/LTE end market, our expectations about reinvestment of foreign earnings, settlement of long-term income tax liability, deferred income taxes and unrecognized tax benefits, our beliefs regarding anticipated customer needs, our expectations regarding the sufficiency of our sources of liquidity, our expectations regarding the proposed business combination transaction with RF Micro Devices, Inc., and other statements preceded by terminology such as “believes,” “continue,” “could,” “estimates,” “expects,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking statements made below, including those related to demand and growth in the wireless mobile devices, networks and defense & aerospace markets and our ability to take advantage of that growth; the ability to diversify our customer base; our ability to achieve scale through targeted growth and continue to offer a diversified product portfolio to customers in our primary end markets; transitions in the mobile devices market including concentration of revenue in the handset market, continued growth of smartphones, shifts in end market demand to top smartphone suppliers, and growth in data traffic outpacing the capability of the existing infrastructure worldwide; strong growth in demand for our optical products; our ability to achieve positive operating results; transactions affecting liquidity and our ability to satisfy our projected expenditures through the next twelve months; factory utilization levels; the receipt of required regulatory approvals related to the proposed business combination with RF Micro Devices, Inc., and the completion of the proposed transaction; and other factors and risks referenced in this Report on Form 10-Q and in Item 1A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 entitled “Risk Factors.” In addition, historical information should not be considered an indicator of future performance.
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
Highlights for the Nine Months Ended September 27, 2014
Revenue increased 9% for the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013.
Mobile devices represents the largest of our three major end markets. Revenue from the sales of our products in the mobile devices end market for the nine months ended September 27, 2014 increased 7% compared to the nine months ended September 28, 2013. The increase was primarily due to an increase in sales of premium filters, including our 4G and long-term evolution ("LTE") products. We believe our investments in premium filters, wafer level packaging and copper flip, will continue to drive solutions to our customers' problems with crowded spectrum and constrained board space as LTE demand increases.
Revenue from sales of our products in the networks end market increased 24% for the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013. This increase was attributed to sales of our base station and transport products in support of the time division LTE ("TD-LTE") build out in China, partially offset by decreased revenue from the sales of our multi-market products. Growth in data traffic, in the form of streaming video, location services, machine to machine communications and social networking, continues to drive infrastructure changes worldwide. TriQuint products support the continuing evolution of new frequency spectrum allocations, relieve the issues caused by spectrum interference and enable higher throughput networks.
Revenue from sales of our products in the defense & aerospace end market decreased 8% for the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013 due to program timing, which can result in swings from quarter to quarter. With the current uncertainty over federal defense budgets, we are seeing some delays in spending from our customers. Overall, however, we are in a strong position on the programs we support, such as the Joint Strike Fighter, TPQ-53 and radar upgrade programs targeting the large domestic and international fleets of F-16 and F/A18 fighter aircraft, but budget uncertainty limits our timing visibility. We continue to accelerate the release of new products to support this market.
Plan of Merger and Reorganization

On February 22, 2014, TriQuint and RF Micro Devices, Inc. (“RFMD”) entered into an Agreement and Plan of Merger and Reorganization pursuant to which TriQuint and RFMD agreed, on the terms and subject to the conditions of the merger agreement, to effect a strategic combination of their respective businesses through a “merger of equals” business combination transaction. At the closing of the transaction, TriQuint and RFMD will each become a wholly owned subsidiary of a newly formed holding company, Qorvo, Inc., formerly names Rocky Holding, Inc. ("Qorvo"). Qorvo has applied to list its common stock on the NASDAQ Global Select Market, subject to official notice of issuance. Current RFMD Chief Executive Officer Robert A. Bruggeworth will serve as President and Chief Executive Officer of Qorvo and current TriQuint Chief Executive Officer Ralph G. Quinsey will serve as the non-executive Chairman of the Board of Directors. The combined company’s board will consist of ten directors, with five directors from the existing boards of each company, and eight of the ten directors will be independent.

On July 15, 2014, TriQuint and RFMD amended the merger agreement in order to revise certain equity compensation plan provisions and to reflect the requirement that TriQuint stockholders separately approve the absence of a majority voting provision from Qorvo’s certificate of incorporation, including making the completion of the business combination contingent upon the approval of such stockholder proposal. The amended merger agreement was separately adopted by stockholders of TriQuint and RFMD on September 8, 2014.

Pursuant to the terms of the merger agreement, and upon completion of the mergers, TriQuint stockholders will receive 0.4187 of a share of common stock of the new holding company for each share of TriQuint common stock, and RFMD shareholders will receive 0.2500 of a share of common stock of the new holding company for each share of RFMD common stock. We anticipate that TriQuint stockholders and RFMD shareholders will each hold approximately 50% of the shares of common stock of the new holding company issued and outstanding immediately after completion of the mergers, which we expect to occur by year end.
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
Results of Operations
The following table sets forth the results of our operations expressed as a percentage of revenue for the three and nine months ended September 27, 2014 and September 28, 2013:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.5	63.2	59.5	70.0
Gross profit	45.5	36.8	40.5	30.0
Operating expenses:
Research, development and engineering	18.3	18.7	21.7	22.4
Selling, general and administrative	14.0	10.6	15.4	12.7
Total operating expenses	32.3	29.3	37.1	35.1
Income (loss) from operations	13.2	7.5	3.4	(5.1)
Other (expense) income:
Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.3)	(0.5)	(0.4)	(0.6)
Other, net	0.1	0.0	0.0	0.0
Total other expense, net	(0.2)	(0.5)	(0.4)	(0.6)
Income (loss) before income tax	13.0	7.0	3.0	(5.7)
Income tax expense (benefit)	3.4	1.6	1.2	(1.0)
Net Income (loss)	9.6%	5.4%	1.8%	(4.7)%
Three Months Ended September 27, 2014 and September 28, 2013
Revenue from Operations
Revenue increased $21.3 million, or 8%, for the three months ended September 27, 2014 compared to the three months ended September 28, 2013.

Revenue by end market for the three months ended September 27, 2014 and September 28, 2013, was as follows:

(in millions)	Three Months Ended
	September 27, 2014	September 28, 2013
Mobile Devices	$185.2	$180.8
Networks	58.5	40.4
Defense & Aerospace	28.4	29.6
Total	$272.1	$250.8

Mobile Devices
Revenue from the sales of our products in the mobile devices end market increased approximately 2% for the three months ended September 27, 2014 compared to the three months ended September 28, 2013 primarily as a result of increased revenue from sales of our 4G/LTE products, which includes premium filters, partially offset by decreased revenue from our 3G/2G and wireless local area networks ("WLAN") products. We expect the combination of crowded spectrum, carrier aggregation, and expanding LTE adoption will continue to drive growth in our 4G/LTE end market. Revenue from the sales of our products in the three primary submarkets of the mobile devices end market was as follows:

(in millions)	Three Months Ended
	September 27, 2014	September 28, 2013
4G/LTE	$132.0	$88.4
3G/2G	36.7	68.6
WLAN	16.5	23.8
Total	$185.2	$180.8
Networks
Revenue from the sales of our products in the networks end market increased approximately 45% for the three months ended September 27, 2014 compared to the three months ended September 28, 2013. The increase was primarily due to increased sales of our base station and transport products in support of the time division LTE ("TD-LTE") build out in China, while sales from our multi-market products remained relatively flat. Revenue from the sales of our products in the three primary submarkets of the networks end market was as follows:

(in millions)	Three Months Ended
	September 27, 2014	September 28, 2013
Base Station	$25.6	$16.7
Transport	25.4	16.1
Multi-market	7.5	7.6
Total	$58.5	$40.4
Defense & Aerospace
Revenue from the sales of our products in the defense & aerospace end market decreased approximately 4% for the three months ended September 27, 2014 compared to the three months ended September 28, 2013, primarily as a result of the timing of programs.
Significant Customers
For the three months ended September 27, 2014 and September 28, 2013, sales to Foxconn Technology Group accounted for 30% and 35% of our revenue, respectively. For the three months ended September 28, 2013, sales to Protek (Shanghai) Limited accounted for 13% of our revenue. Our customers' product life cycles typically are short because they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. While we strive to maintain a strong relationship with our customers, there are no guarantees that our products will be included in the next generation of products introduced by Foxconn Technology Group, Protek (Shanghai) Limited, or our other customers. Any significant loss of, or a significant reduction in purchases by, these or other significant customers, could have an adverse effect on our financial condition and results of operations.

Some of our mobile devices end customers use multiple subcontractors for product assembly and test and some of those subcontractors have multiple customers. Therefore, revenues from our customers may not necessarily equal the business of a single mobile devices end customer.
Gross Profit
Our gross profit as a percentage of revenue increased to 45.5% for the three months ended September 27, 2014, from 36.8% for the three months ended September 28, 2013. The increase in gross profit was primarily the result of growth in our premium filter business, higher revenues, improved yields and cost reduction efforts.
Operating expenses
Research, development and engineering
Our research, development and engineering expenses for the three months ended September 27, 2014 increased $2.8 million, or 6%, compared to the three months ended September 28, 2013. The increase was primarily the result of increased spending on material to develop new products and was below the rate of revenue growth.
Selling, general and administrative
Selling, general and administrative expenses for the three months ended September 27, 2014 increased $11.6 million, or 44%, compared to the three months ended September 28, 2013. The increase was primarily the result of higher professional fees associated with the proposed merger with RFMD, and higher compensation related costs.
Other expense, net
Other expense, net for the three months ended September 27, 2014 compared to the three months ended September 28, 2013 decreased $0.6 million, or 53%, primarily due to the non-routine sale of a website domain.
Income tax expense
We recorded an income tax expense of $9.2 million and $4.1 million for the three months ended September 27, 2014 and September 28, 2013, respectively. The income tax expense for the three months ended September 27, 2014 was primarily the result of our pre-tax earnings and the recognition of the tax impact of discrete events occurring during the quarter. The income tax expense for the three months ended September 28, 2013 was primarily associated with U.S. federal and state income taxes due to the mix of profits and losses between jurisdictions.
Nine Months Ended September 27, 2014 and September 28, 2013
Revenue from Operations
Revenue increased $55.4 million, or 9%, for the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013.
Revenue by end market for the nine months ended September 27, 2014 and September 28, 2013, was as follows:

(in millions)	Nine Months Ended
	September 27, 2014	September 28, 2013
Mobile Devices	$433.0	$404.2
Networks	170.3	137.2
Defense & Aerospace	77.2	83.7
Total	$680.5	$625.1

Mobile Devices
Revenue from the sales of our products in the mobile devices end market increased approximately 7% for the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013 primarily as a result of increased revenue from sales of our 4G/LTE products, which includes premium filters, partially offset by decreased revenue from our 3G/2G and WLAN products. Revenue from the sales of our products in the three primary submarkets of the mobile devices end market was as follows:

(in millions)	Nine Months Ended
	September 27, 2014	September 28, 2013
4G/LTE	$283.9	$96.8
3G/2G	110.0	233.5
WLAN	39.1	73.9
Total	$433.0	$404.2
Networks
Revenue from the sales of our products in the networks end market increased approximately 24% for the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013. The increase was primarily due to increased sales of our base station and transport products in support of the time division LTE ("TD-LTE") build out in China, partially offset by decreased revenue from the sales of our multi market products. Revenue from the sales of our products in the three primary submarkets of the networks end market was as follows:

(in millions)	Nine Months Ended
	September 27, 2014	September 28, 2013
Base Station	$76.9	$49.8
Transport	72.0	62.8
Multi-market	21.4	24.6
Total	$170.3	$137.2
Defense & Aerospace
Revenue from the sales of our products in the defense & aerospace end market decreased approximately 8% for the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013, primarily due to the timing of programs.
Significant Customers
For the nine months ended September 27, 2014 and September 28, 2013, sales to Foxconn Technology Group accounted for 27% and 28% of our revenue, respectively.
Gross Profit
Our gross profit as a percentage of revenue increased to 40.5% for the nine months ended September 27, 2014, from 30.0% for the nine months ended September 28, 2013. The increase in gross profit was primarily the result of better product mix, higher revenues, efficient factory management and cost reduction efforts.
Operating expenses
Research, development and engineering
Our research, development and engineering expenses for the nine months ended September 27, 2014 increased $7.5 million, or 5%, compared to the nine months ended September 28, 2013. The increase was primarily the result of higher payroll taxes attributed to an increase in stock option exercises, increased spending on material to develop new products and severance costs associated with our restructuring plans.
Selling, general and administrative
Selling, general and administrative expenses for the nine months ended September 27, 2014 increased $24.9 million, or 31%, compared to the nine months ended September 28, 2013. The increase was primarily the result of higher professional fees associated with the proposed merger with RFMD, and higher compensation related costs.
Other expense, net
Other expense, net for the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013 decreased $0.5 million, or 17%, primarily due to the non-routine sale of a website domain.

Income tax expense (benefit)
We recorded an income tax expense (benefit) of $8.3 million and $(6.1) million for the nine months ended September 27, 2014 and September 28, 2013, respectively. The income tax expense for the nine months ended September 27, 2014 was primarily the result of our pre-tax earnings and the recognition of the tax impact of discrete events. The income tax benefit for the nine months ended September 28, 2013 was primarily the result of our pre-tax loss and the recognition of U.S. federal tax credits.

Liquidity and Capital Resources
Liquidity
As of September 27, 2014, our cash, cash equivalents and short-term marketable securities increased $168.9 million, or 214%, from December 31, 2013, primarily as a result of :

•	proceeds from the subscription/issuance of common stock of $104.8 million primarily attributed to stock options exercised by employees,

•	changes in working capital balances, other than cash, cash equivalents and short-term marketable securities, of $31.9 million, and

•	net income of $12.3 million, partially offset by

•
capital expenditures of $97.1 million, which outpaced depreciation of $74.2 million for the nine months ended September 27, 2014, and excludes the timing effect of capital expenditure payments in prepaid expenses and accounts payable of $12.3 million.

Sources of Liquidity
Our current cash, cash equivalents and short-term investments balances, together with cash anticipated to be generated from operations, constitute our principal sources of liquidity. We believe these sources will satisfy our projected expenditures through the next twelve months. We intend to permanently reinvest all foreign earnings except for those of liquidating foreign entities and existing earnings that have been previously taxed. As of September 27, 2014, cash and short-term investments held by our foreign entities amounted to $41.5 million. Management intends to utilize this balance to satisfy intercompany trade activity between our foreign entities and the U.S. company, which is entered into through the normal course of business, and not subject to additional U.S. income taxes or foreign withholding taxes. At this time, we believe our domestic funds, together with cash anticipated to be generated from operations, are sufficient to meet our net domestic cash requirements for the next twelve months. The principal risks to these sources of liquidity are lower than expected earnings or capital expenditure requirements in excess of our expectations.
As of September 27, 2014, we had approximately $2.3 million of net unrecognized tax benefits, which are included in Long-term income tax liability on our consolidated balance sheets. We do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. Further, we are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.
Off Balance Sheet Arrangements
As of September 27, 2014, we did not have any off balance sheet arrangements, as defined in Regulation S-K Item 303(a)(4), except for operating leases for various facilities. We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our investments in cash equivalents are classified as available-for-sale securities and consist of highly-rated, short-term investments, such as money market funds, in accordance with an investment policy approved by our Board of Directors. All of these investments are held at fair value. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. The following table shows the fair value of our cash and investments as of September 27, 2014 (in millions):

	Cost	Fair Value
Cash and cash equivalents	$223.6	$223.6
Short-term available-for-sale investments (including net unrealized losses of less than $0.1)	$24.3	$24.3
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
No shares were repurchased during the three or nine months ended September 27, 2014. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market condition. The stock repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified time period.

Item 6.Exhibits

2.1
First Amendment to Agreement and Plan of Merger and Reorganization, dated July 15, 2014, by and among RF Micro Devices, Inc., TriQuint Semiconductor, Inc. and Rocky Holding, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 16, 2014.

10.1
TriQuint Semiconductor, Inc. 2013 Incentive Plan, as amended (incorporated herein by reference to Annex F to the Registrant’s definitive proxy statement on Schedule 14A, filed with the SEC on July 31, 2014).

10.2	Form of TriQuint Semiconductor, Inc. Change of Control Policy, amended and restated as of May 13, 2014.

10.3	TriQuint Semiconductor, Inc. Change of Control Policy for Steven J. Buhaly, amended and restated as of May 13, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIQUINT SEMICONDUCTOR, INC.

Dated: October 28, 2014	By:	/s/ RALPH G. QUINSEY
Ralph G. Quinsey President and Chief Executive Officer

Dated: October 28, 2014	By:	/s/ STEVE BUHALY
Steve Buhaly
Vice President of Finance, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1
First Amendment to Agreement and Plan of Merger and Reorganization, dated July 15, 2014, by and among RF Micro Devices, Inc., TriQuint Semiconductor, Inc. and Rocky Holding, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 16, 2014.

10.1
TriQuint Semiconductor, Inc. 2013 Incentive Plan, as amended (incorporated herein by reference to Annex F to the Registrant’s definitive proxy statement on Schedule 14A, filed with the SEC on July 31, 2014).

10.2	Form of TriQuint Semiconductor, Inc. Change of Control Policy, amended and restated as of May 13, 2014.

10.3	TriQuint Semiconductor, Inc. Change of Control Policy for Steven J. Buhaly, amended and restated as of May 13, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document.
 ______________